Form 10KSB
period 1998-04-30
TOMAHAWK INDUSTRIES INC
filed 2000-11-27
CIK 318299

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10 - KSB

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
         OF 1934

                  For the fiscal year ended April 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------


                          Commission File Number 0-9483

                            Tomahawk Industries, Inc.
                 (Name of small business issuer in its charter)

Nevada                                                                95-3502207
(State or other Jurisdiction of             (I.R.S. Employee Identification No.)
Incorporation or Organization)

                       211 West Wall, Midland, Texas 79701
               (Address of principal executive offices) (zip code)

                                 (915) 682-1761
                Company's telephone number, including area code)

         Securities registered under Section 12 (b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock $.001 par value

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended April 30, 1998, was $-0-.

As of November 17, 2000, the aggregate market value of the Company's common Stock was not determinable as the stock is not trading.

As of November 17, 2000 there were 166,373,094 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format :  Yes   No X

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
Part I

Item 1.  Description of Business                                              3
Item 2.  Description of Property                                              5
Item 3.  Legal Proceedings                                                    5
Item 4.  Submission of Matters to a Vote of Security Holders                  5

Part II

Item 5.  Market for Company's Common Stock and Related Stockholders Matters   5
Item 6.  Management's Discussion and Analysis or Plan of Operation            5
Item 7.  Index to Financial Statements                                       F-1
Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures                              9

Part III

Item 9   Officers and Directors                                               9
Item 10. Executive Compensation                                              10
Item 11. Security Ownership of Certain Beneficial Owners and Management      10
Item 12. Certain Relationships and Related Transactions                      11
Item 13. Exhibits and Reports on 8-K                                         11

Signatures                                                                   11

                  Caution Regarding Forward-Looking Information
                  ---------------------------------------------

This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

Part I

Item 1. Description of Business

Tomahawk Industries, Inc., formerly Tomahawk Oil and Minerals, Inc., ("the Company") was incorporated under the laws of Nevada on May 13, 1980 and filed a Form S-2 on September 19, 1980. From inception through 1988 the Company was engaged in oil and gas exploration. Beginning in 1984 the Company entered the business of installing energy recovery and energy savings devices through a then wholly-owned subsidiary. In July 1987, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code and operated as debtor-in-possession. The petition for bankruptcy protection was denied and the Company ceased all operations and abandoned all net assets remaining by April 30, 1988.

The Company has effectively had no operations, assets or liabilities since its fiscal year ending April 30, 1988.

The Company intends to comply with the periodical reporting requirements of the Securities Exchange Act of 1934 and to seek to complete a business acquisition transaction.

The Company may be referred to as a shell corporation and once trading on the NASD Bulletin Board, a trading and reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger) whereby the shareholders of the private Company become the majority of the shareholders of the combined Company. The private Company may purchase for cash all or a portion of the common share of the shell corporation from its major stockholders. Typically, the Board and officers of the private Company become the new Board and officers of the combined Company and often the name of the private Company becomes the name of the combined Company.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This included industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity, which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public Company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction is very likely to be a private transaction rather than a public distribution of securities, but is also likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock. In the Company's judgment, none of the officers and directors would thereby become an underwriter within the meaning of the
Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity. In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it will enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the forgoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Nevada law to enter into a transaction if:

         The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

         The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically authorized, approved or ratified in good faith by vote of the stockholders; or the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Item 2. Description of Property

The Company has no property and currently maintains a mailing address at 211 West Wall, Midland, Texas 79701. The Company's telephone number there is (915) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address or use of office facilities.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

There was no shareholder meeting and no matters were submitted to the security holders for a vote during the fiscal year ended April 30, 1998.

Part II

Item 5. Market for Company's Common Stock and Related Stockholder Matters

The stock does not trade on any exchange or the OTC market. There is no known public market for this security. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

As of April 30, 1998, there were 166,373,094 shares of $.001 par value common stock (the "Common Stock") of the Company outstanding and owned by 5,271 shareholders of record.

Common Stock Transactions

None

Item 6. Management's Discussion and Analysis or Plan of Operation

The current management group intends to actively to seek, investigate and, if warranted, acquire an interest in one or more business opportunities or ventures. As of the date hereof, the Company has divested itself of all operating assets and has no business opportunities or ventures under contemplation for acquisition but proposes to investigate potential opportunities in the form of investors or entrepreneurs with a concept which has not yet been placed in operation, or in the form of firms which are developing companies in need of limited additional funds for expansion into new products or services, and which are seeking to develop a new product or service. The Company may also seek out established businesses which may be experiencing financial or operational difficulties and are in need of the limited additional capital the Company could provide. The Company anticipates that it will seek to merge with an existing business. After the merger, the surviving entity will be the Company; however, management from the acquired entity will in all likelihood operate the Company. There is, however, a remote possibility that the Company may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Company, the types of businesses seeking to be acquired by the Company will no doubt be smaller and higher risks of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance may be extremely limited.

The Company experienced a change in control due a change in management due to appointments to the Board of Directors and subsequent election of officers. It is the intent of management to continue seeking a suitable situation for merger or acquisition.

Further, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

Operation of the Company

The Company intends to search throughout the United States, Canada and Europe for a merger/acquisition candidate, however, because of lack of capital, the Company believes that the merger/acquisition candidate will be conducting business within a limited geographical area. In the event of a consummation of a merger or acquisition with a suitable candidate, it is highly probable that the Company's principal offices will be relocated to the existing office of the merger or acquisition candidate. Further the Company may also have offices at such other places as the Board of Directors may from time to time determine or the future business, subsequent to the consummation of a merger or acquisition of the Company may require.

The Officers and Directors will personally seek acquisition/merger candidates and/or orally contact individuals or broker(s)/dealer(s) and advise them of the availability of the Company as an acquisition candidate. The Officers will review material furnished them by the proposed merger/acquisition candidate and decide if a merger/acquisition is in the best interests of the Company and its shareholders. The proposed merger/acquisition will then be submitted to all stockholders for approval if required by Nevada statue.

The Company may also employ outside consultants, however, no such consultants will be engaged until a merger/acquisition candidate has been targeted by the Company. Management believes that it is impossible to consider the specific criteria that will be used to hire consultants; however, several of the criteria may include the consultant's relevant experience, the services to be provided, the term of service required by the Company. Management cannot predict the probability that management will recommend any specific consultant(s) for future use. As of the filing of this document, the Company has not had any discussions with or executed agreements with any outside consultants.

Other than disclosed herein, there are no other plans for accomplishing the business purpose of the Company.

Selection of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the Officers and Directors of the Company, none of whom is a professional business analyst and have limited training or experience in business analysis. Inasmuch as the Company will have no funds available to it in its search for business opportunities and ventures, the Company will not be able to expend significant funds on a complete and exhaustive investigation of such business opportunity. The Company will, however, investigate, to the extent believed reasonable by Management, such potential business opportunities or ventures.

As a part of the Company's investigation, the Officers and Directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable arrangements, to the extent of the Company's limited financial resources and management and technical expertise.

Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with elated assumptions upon which the projections were based; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of resent and required facilities; an analysis of risks and competitive conditions; and, other information deemed relevant.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the costs incurred.

The  Company  will  have  unlimited  flexibility  in  seeking,   analyzing,  and
participating in business opportunities. In its efforts, the Company will consider the following kinds of factors:

         a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

         b) Competitive position as compared to other firms engaged in similar activities;

         c)       Strength of the merger/acquisition candidate's management;

         d) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

         e)       Other relevant factors.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company has not had any substantive conversations and is not currently engaged in substantive discussions related to a proposed merger or acquisition and, further, is unable to predict when it may identify or participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

As of April 30, 1998, management has not identified any entity in which a current officer, director or significant shareholder has a direct or indirect ownership interest as a potential merger or acquisition candidate. Existing corporate policy is silent to this situation; however, it is the intent of management to seek candidates in which current directors, officers and/or significant shareholders do not have direct or indirect ownership interests.

Further, the consummation of a merger or acquisition transaction may or may not involve the sale of shares of common stock currently held by members of management, directors or significant shareholders. The terms and conditions related to any potential sale of these shares may or may not be made available to other minority or non-controlling existing shareholders of the Company.

Prior to the consummation of any merger or acquisition, the Company will request the approval of the existing shareholders if required by Nevada statue. Accordingly, all shareholders will be provided with the pertinent information related to the proposed merger or acquisition, including audited financial statements, concerning the proposed target company of the merger or acquisition.

Additionally, the Company will be subject to all disclosure and reporting requirements of The Securities and Exchange Commission, including, but not limited to, the filing of a Form 8-K Current Report for the disclosure of any pending merger or acquisition and the dissemination of audited financial statements of the merger or acquisition candidate upon consummation.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. The exact form or structure of the Company's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. The Company's participation may be structured as an asset purchase, a lease, a license, a joint venture, a partnership, a merger or the acquisition of securities.

As set forth above, the Company may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1976, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80.0% of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20.0% or less of the total issued and outstanding Common Stock. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of any existing tax laws or any proposed changes thereto. It is possible that no tax benefits will exist at all. Prospective investors, if any, should consult their own legal, financial and other business advisors.

In conjunction with a merger with or acquisition of a privately-owned company, there exists a probability that a change in control will occur upon the consummation of the merger or acquisition. In order to make such a transaction feasible, it is highly probable that management will offer a controlling interest in the Company to any identified merger or acquisition candidate.

The present management and the current shareholders of the Company may not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's Directors may resign and new Directors may be appointed without any vote by shareholders.

Present shareholders have not agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of all non-affiliated future shareholders of the Company with respect to any business combination.

Not an "Investment Advisor"

The Company is not an "investment advisor" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Company will not furnish or distribute advise, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Advisers Act of 1940, 15USC 80b2(a)(11).

Not an "Investment Company"

The Company may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Company does not intend, however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Company believes such registration is not required.

The Company must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty (40.0%) of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company". The Company proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

Effective January 14, 1981, the U. S. Securities and Exchange Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of
Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Company's business activities and appropriate resolution of the Company's Board of Directors duly adopted and duly recorded in the minute book of the Company. The Rule 3a-2 "safe harbor" may not be relied on more than a single time. The Company expects to have invested or committed all, or substantially all, of the proceeds of this public offering in the investigation and/or acquisition of a business opportunity acquisition within a year after completion of the offering and thereafter to not encounter the possibility of being classified as a transient investment company.

Item 7. Index to Financial Statements

The required accompanying financial statements begin on page F-1 of this document.

Item 8. Changes  in  and  Disagreements  with   Accountants  on  Accounting  and
Financial Disclosures

None

Part III

Item 9.  Officers and Directors

The directors and executive officers serving the Company are as follows:

    Name                          Age             Position Held and Tenure
    ----                          ---             ------------------------

Glenn Little                       47           President, Director
Matthew Blair                      43           Secretary, Treasurer Director

The  directors  named  above will  serve  until the next  annual  meeting of the
Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Glenn A. Little, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979. Mr. Little currently serves as an officer of other inactive public corporations having the same business purpose as the Company.

Before founding LITCO Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in New Orleans and Midland and worked for the First National Bank of Commerce in New Orleans, Louisiana.

Matthew Blair was formerly a solo practitioner of law in Midland, Texas and is presently a Title IV-D Master in Midland County Texas. Before opening his practice he served in the Legal Department of the Federal Deposit Insurance Corporation (FDIC), Midland, Texas where he gained exposure to corporate structures and debt workouts. His employment before the FDIC appointment was with Texas American Energy and Exxon Corporation. Mr. Blair received a Bachelor of Arts in Government from The University of Texas at Austin (1975) and Juris Doctor from Texas Tech University School of Law (1979). He is licensed in every state court in Texas, United States District Court (Texas) and in The United States Supreme Court.

Item 10. Executive Compensation

There was no compensation paid during the Fiscal year ended April 30, 1998.

None of the Company's current officers or directors receives or has received any salary from Company during the preceding five years. The Company does not anticipate entering into employment agreements with any of its officers or directors in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meeting.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                                  % of Class
    Name and address              Number of Shares           Beneficially Owned
    ----------------              ----------------           ------------------

Glenn A. Little                              0                      0.00%
211 West Wall
Midland, Texas 79701

Matthew Blair                                0                      0.00%
200 West Wall, Suite 104
Midland, Texas 79701

Robert S. Pitts
2034 Worchester Lane
Memphis, Tennessee 38134             8,399,000                      5.05%

O'Farrell Shoemaker
2200 Union Avenue
Memphis, Tennessee 38104            13,166,666                      7.91%

All Directors and                            0                      0.00%
Executive Officers (2 persons)

Item 12 - Certain Relationships and Related Transactions

None

Item 13 - Exhibits and Reports on Form 8-K

None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                       Tomahawk Industries, Inc.

Dated: November 17, 2000                                 /s/ Glenn A. Little
                                           -------------------------------------
                                                                 Glenn A. Little
                                           President and Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Date: November 17, 2000                                  /s/ Glenn A. Little
                                           -------------------------------------
                                                                 Glenn A. Little
                                                        Director, President, and
                                                         Chief Executive Officer

                                    TOMAHAWK
                                INDUSTRIES, INC.

                              Financial Statements
                                       and
                                Auditor's Report

                             April 30, 1998 and 1997





                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                            Tomahawk Industries, Inc.

                                    Contents

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-3

Financial Statements

   Balance Sheets
     as of April 30, 1998 and 1997                                           F-4

   Statements of Operations
     for the years ended April 30, 1998 and 1997                             F-5

   Statement of Changes in Shareholders' Equity
     for the years ended April 30, 1998 and 1997                             F-6

   Statements of Cash Flows
     for the years ended April 30, 1998 and 1997                             F-7

   Notes to Financial Statements                                             F-8

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Tomahawk Industries, Inc.

We have audited the accompanying balance sheets of Tomahawk Industries, Inc. (a Nevada corporation) as of April 30, 1998 and 1997 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tomahawk Industries, Inc. as of April 30, 1998 and 1997 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                                      S. W. HATFIELD, CPA
Dallas, Texas
September 22, 2000

                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3



                            Tomahawk Industries, Inc.
                                 Balance Sheets
                             April 30, 1998 and 1997


                                                                 1998           1997
                                                             -----------    -----------
                                     ASSETS
                                     ------

Current assets
   Cash on hand and in bank                                  $      --      $      --
                                                             -----------    -----------

   Total current assets                                             --             --
                                                             -----------    -----------

   Total Assets                                              $      --      $      --
                                                             ===========    ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities
   Current liabilities

     Accounts payable - trade                                $    35,478    $    34,278
                                                             -----------    -----------

   Total current liabilities                                      35,478         34,278
                                                             -----------    -----------


Commitments and contingencies

Shareholders' equity (deficit)
   Common stock - $0.001 par value
     200,000,000 shares authorized
     166,373,094 shares issued and
     outstanding,  respectively                                  166,373        166,373
   Additional paid-in capital                                  5,293,711      5,293,711
   Accumulated deficit                                        (5,495,562)    (5,494,362)
                                                             -----------    -----------

   Total Shareholders' Equity (Deficit)                          (35,478)       (34,278)
                                                             -----------    -----------

   Total Liabilities and Shareholders' Equity                $      --      $      --
                                                             ===========    ===========



The accompanying notes are an integral part of these financial statements.

                            Tomahawk Industries, Inc.
                Statements of Operations and Comprehensive Income
                       Years ended April 30, 1998 and 1997


                                                  1998             1997
                                            -------------    -------------

Revenues                                    $        --      $        --
                                            -------------    -------------

Expenses
   General and administrative expenses              1,200            1,200
                                            -------------    -------------

     Total operating expenses                       1,200            1,200
                                            -------------    -------------

Income (Loss) from continuing operations
   before provision for income taxes               (1,200)          (1,200)

Provision for income taxes                           --               --
                                            -------------    -------------

Net Income (Loss)                                  (1,200)          (1,200)

Other Comprehensive Income                           --               --
                                            -------------    -------------

Comprehensive Income (Loss)                 $      (1,200)   $      (1,200)
                                            =============    =============


Earnings per share of common stock
   outstanding computed on net income
   (loss), principally from discontinued
     operations - basic and fully diluted             nil              nil
                                            =============    =============

Weighted-average number of shares
   outstanding - basic and fully diluted      166,373,094      166,373,094
                                            =============    =============




The accompanying notes are an integral part of these financial statements.



                            Tomahawk Industries, Inc.
                  Statement of Changes in Shareholders' Equity
                       Years ended April 30, 1998 and 1997




                               Common Stock         Additional
                               ------------           paid-in     Accumulated
                           Shares        Amount       capital       deficit         Total
                        -----------   -----------   -----------   -----------    -----------
Balances at
   May 1, 1996          166,373,094   $   166,373   $ 5,293,711   $(5,493,162)   $   (33,078)

Net loss for the year          --            --            --          (1,200)        (1,200)
                        -----------   -----------   -----------   -----------    -----------

Balances at
   April 30, 1997       166,373,094       166,373     5,293,711    (5,494,362)       (34,278)

Net loss for the year          --            --            --          (1,200)        (1,200)
                        -----------   -----------   -----------   -----------    -----------

Balances at
   April 30, 1998       166,373,094   $   166,373   $ 5,293,711   $(5,495,562)   $   (35,478)
                        ===========   ===========   ===========   ===========    ===========





The accompanying notes are an integral part of these financial statements.

                            Tomahawk Industries, Inc.
                            Statements of Cash Flows
                       Years ended April 30, 1998 and 1997


                                                             1998       1997
                                                            --------   --------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $ (1,200)  $ (1,200)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Corporate expenses paid with common stock
       Increase in Accounts payable - trade                    1,200      1,200
                                                            --------   --------

Net cash used in operating activities                           --         --
                                                            --------   --------


Cash Flows from Investing Activities                            --         --
                                                            --------   --------


Cash Flows from Financing Activities                            --         --
                                                            --------   --------


Increase (Decrease) in Cash                                     --         --

Cash at beginning of period                                     --         --
                                                            --------   --------

Cash at end of period                                       $   --     $   --
                                                            ========   ========


Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $   --     $   --
                                                            ========   ========
     Income taxes paid for the year                         $   --     $   --
                                                            ========   ========



The accompanying notes are an integral part of these financial statements.

                            Tomahawk Industries, Inc.

                          Notes to Financial Statements


Note A - Organization and Description of Business

Tomahawk Industries, Inc. (Company) was incorporated under the laws of the State of Nevada on May 13, 1980. From its inception through 1988, the Company was engaged in oil and gas exploration. Beginning in 1984, the Company entered the business of installing energy recovery and energy saving devices through a then wholly- owned subsidiary.

In July 1987, the Company filed for protection under Chapter 11 of the U. S. Bankruptcy Code and operated as a debtor-in-possession. Subsequent thereto, the petition for bankruptcy protection was denied and the Company ceased all business operations and abandoned all net assets remaining by April 30, 1988.

The Company has effectively had no operations, assets or liabilities since its fiscal year ended April 30, 1988. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note B - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At April 30, 1998 and 1997, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of April 30, 1998 and 1997, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                            Tomahawk Industries, Inc.

Note B - Summary of Significant Accounting Policies - Continued

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of April 30, 1998 and 1997, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

Note C - Compliance with Laws and Regulations

Prior to 1988, the Company sold approximately 55,162,000 shares (approximately 33.16% of the issued and outstanding shares at July 31, 2000) at prices ranging from $0.03 to $0.10 per share. In the opinion of the Company's legal counsel at the time of the various stock sales, such shares were sold as private placements and, accordingly, were made without the filing of registration statements. No registration was in effect with regard to the sales of those securities. Subsequent counsel advised the Company that said sales may not have constituted valid private placements of the Company's common stock and, accordingly, the Company may have been subject to claims of recision and/or damages. Current management and legal counsel are of the opinion that the applicable statutes of limitation on any actions for recision and/or damages with respect to the sales of such shares have expired and no further liability for payment of those funds or claims for recision exists as of July 31, 2000.

In June 1986, the Company and it's then President and other former corporate officers agreed to a permanent injunction issued by the U. S. Securities and Exchange Commission (SEC). Under the provisions of the injunction, the Company and its former officers agreed, among other things, to refrain from selling common stock of the Company unless and until an appropriate registration statement has been filed with the SEC. Through September 22, 2000, the Company has not filed an appropriate Registration Statement with the SEC and has no future plans to do so.