Form 10QSB
period 1998-10-31
TOMAHAWK INDUSTRIES INC
filed 2000-11-27
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended October 31, 1998

                TRANSITION REPORT UNDER SECTION 13 OR  15(d) OF THE EXCHANGE ACT
----------      OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-9483
                                                 ------

                            Tomahawk Industries, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                              95-3502207
----------------------------                          --------------------------
  (State of incorporation)                             (IRS Employer ID Number)

                  211 West Wall Street, Midland, TX 70701-4556
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (800) 351-4515
                                 --------------
                           (Issuer's telephone number)

                  5810 Stage Road, Suite 2, Bartlett, TN 38134
              (Former name, former address and former fiscal year,
                          if changed since last report)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES    NO X
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 17, 2000: 166,373,094
                                          ------------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                            Tomahawk Industries, Inc.

               Form 10-QSB for the Quarter ended October 31, 1998

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

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
Tomahawk Industries, Inc.

We have reviewed the accompanying balance sheets of Tomahawk Industries, Inc. (a Nevada corporation) as of October 31, 1998 and 1997 and the accompanying statements of operations and comprehensive income for the six and three months ended October 31, 1998 and 1997 and the accompanying statements of cash flows for the six months ended October 31, 1998 and 1997. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                            Tomahawk Industries, Inc.
                                 Balance Sheets
                            October 31, 1998 and 1997

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
                                                             ===========    ===========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                                  $    36,078    $    34,878
                                                             -----------    -----------

     Total liabilities                                            36,078         34,878
                                                             -----------    -----------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.001 par value
     200,000,000 shares authorized
     166,373,094 shares issued and
     outstanding, respectively                                   166,373        166,373
   Additional paid-in capital                                  5,293,711      5,293,711
   Accumulated deficit                                        (5,496,162)    (5,494,962)
                                                             -----------    -----------

     Total shareholders' equity                                  (36,078)       (34,878)
                                                             -----------    -----------

Total Liabilities and Shareholders' Equity                   $      --      $      --
                                                             ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                            Tomahawk Industries, Inc.
                Statements of Operations and Comprehensive Income
              Six and Three months ended October 31, 1998 and 1997

                                   (Unaudited)

                                           Six months       Six months      Three months     Three months
                                             ended            ended            ended            ended
                                          October 31,      October 31       October 31,      October 31,
                                               1998             1997             1998             1997
                                         -------------    -------------    -------------    -------------
Revenues                                 $        --      $        --      $        --      $        --
                                         -------------    -------------    -------------    -------------

Expenses
   General and administrative expenses             600              600              300              300
                                         -------------    -------------    -------------    -------------

Net Loss                                          (600)            (600)            (300)            (300)

Other Comprehensive Income                        --               --               --               --
                                         -------------    -------------    -------------    -------------

Comprehensive Income                     $        (600)   $        (600)   $        (300)   $        (300)
                                         =============    -------------    -------------    -------------

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                               nil              nil              nil              nil
                                         =============    =============    =============    =============

Weighted-average number of shares
   of common stock outstanding             166,373,094      166,373,094      166,373,094      166,373,094
                                         =============    =============    =============    =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                            Tomahawk Industries, Inc.
                            Statements of Cash Flows
                   Six months ended October 31, 1998 and 1997

                                   (Unaudited)

                                                           Six months   Six months
                                                              ended        ended
                                                           October 31,  October 31,
                                                             1998         1997
                                                           -----------  -----------
Cash Flows from Operating Activities
   Net Loss                                                  $  (600)     $  (600)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase in Accounts payable - trade                    600          600
                                                             -------      -------

Net cash used in operating activities                           --           --
                                                             -------      -------


Cash Flows from Investing Activities                            --           --
                                                             -------      -------


Cash Flows from Financing Activities                            --           --
                                                             -------      -------

Increase (Decrease) in Cash and Cash Equivalents                --           --

Cash and cash equivalents at beginning of period                --           --
                                                             -------      -------

Cash and cash equivalents at end of period                   $  --        $  --
                                                             =======      =======

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $  --        $  --
                                                             =======      =======
   Income taxes paid (refunded)                              $  --        $  --
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

                            Tomahawk Industries, Inc.

Note B - Summary of Significant Accounting Policies - Continued

2. Income Taxes
   ------------

      The Company uses the asset and liability method of accounting for income taxes. At October 31, 1998 and 1997, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
      Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

      As of October 31, 1998 and 1997, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Income (Loss) per share
   -----------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of October 31, 1998 and 1997, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

                                                       Tomahawk Industries, Inc.


November    17   , 2000                           /s/ Glenn A. Little.
         --------                       ----------------------------------------
                                                                 Glenn A. Little
                                                          President and Director