Form 10KSB
period 2000-04-30
TOMAHAWK INDUSTRIES INC
filed 2000-11-27
CIK 318299

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10 - KSB

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
         OF 1934

                  For the fiscal year ended April 30, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended April 30, 2000, was $-0-.

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

Item 4. Submission of Matters to a Vote of Security Holders

There was no shareholder meeting and no matters were submitted to the security holders for a vote during the fiscal year ended April 30, 2000.

Part II

Item 5. Market for Company's Common Stock and Related Stockholder Matters

The stock does not trade on any exchange or the OTC market. There is no known public market for this security. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

As of April 30, 2000, there were 166,373,094 shares of $.001 par value common stock (the "Common Stock") of the Company outstanding and owned by 5,271 shareholders of record.

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

As of April 30, 2000, management has not identified any entity in which a current officer, director or significant shareholder has a direct or indirect ownership interest as a potential merger or acquisition candidate. Existing corporate policy is silent to this situation; however, it is the intent of management to seek candidates in which current directors, officers and/or significant shareholders do not have direct or indirect ownership interests.

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

Item 10. Executive Compensation

There was no compensation paid during the Fiscal year ended April 30, 2000.

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

                                                       Tomahawk Industries, Inc.

Dated: November 17, 2000                           /s/ Glenn A. Little
                                         ---------------------------------------
                                                                 Glenn A. Little
                                           President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Date: November 17, 2000                            /s/ Glenn A. Little
                                         ---------------------------------------
                                                                 Glenn A. Little
                                                        Director, President, and
                                                         Chief Executive Officer

                                    TOMAHAWK
                                INDUSTRIES, INC.

                              Financial Statements
                                       and
                                Auditor's Report

                             April 30, 2000 and 1999





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

                            Tomahawk Industries, Inc.

                                    Contents

                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                          F-3

Financial Statements

   Balance Sheets
     as of April 30, 2000 and 1999                                          F-4

   Statements of Operations
     for the years ended April 30, 2000 and 1999                            F-5

   Statement of Changes in Shareholders' Equity
     for the years ended April 30, 2000 and 1999                            F-6

   Statements of Cash Flows
     for the years ended April 30, 2000 and 1999                            F-7

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Tomahawk Industries, Inc.

We have audited the accompanying balance sheets of Tomahawk Industries, Inc. (a Nevada corporation) as of April 30, 2000 and 1999 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tomahawk Industries, Inc. as of April 30, 2000 and 1999 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended, in conformity with generally accepted accounting principles.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3



                            Tomahawk Industries, Inc.
                                 Balance Sheets
                             April 30, 2000 and 1999


                                                                 2000           1999
                                                             -----------    -----------
                                     ASSETS
                                     ------

Current assets
   Cash on hand and in bank                                  $      --      $      --
                                                             -----------    -----------

   Total current assets                                             --             --
                                                             -----------    -----------

   Total Assets                                              $      --      $      --
                                                             ===========    ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities
   Current liabilities
     Accounts payable - trade                                $    37,878    $    36,678
                                                             -----------    -----------

   Total current liabilities                                      37,878         36,678
                                                             -----------    -----------


Commitments and contingencies

Shareholders' equity (deficit)
   Common stock - $0.001 par value
     200,000,000 shares authorized
     166,373,094 shares issued and
     outstanding,  respectively                                  166,373        166,373
   Additional paid-in capital                                  5,293,711      5,293,711
   Accumulated deficit                                        (5,497,962)    (5,496,762)
                                                             -----------    -----------

   Total Shareholders' Equity (Deficit)                          (37,878)       (36,678)
                                                             -----------    -----------

   Total Liabilities and Shareholders' Equity                $      --      $      --
                                                             ===========    ===========



The accompanying notes are an integral part of these financial statements.

                            Tomahawk Industries, Inc.
                Statements of Operations and Comprehensive Income
                       Years ended April 30, 2000 and 1999


                                                  2000             1999
                                            -------------    -------------

Revenues                                    $        --      $        --
                                            -------------    -------------

Expenses
   General and administrative expenses              1,200            1,200
                                            -------------    -------------

     Total operating expenses                       1,200            1,200
                                            -------------    -------------

Income (Loss) from continuing operations
   before provision for income taxes               (1,200)          (1,200)

Provision for income taxes                           --               --
                                            -------------    -------------

Net Income (Loss)                                  (1,200)          (1,200)

Other Comprehensive Income                           --               --
                                            -------------    -------------

Comprehensive Income (Loss)                 $      (1,200)   $      (1,200)
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



                            Tomahawk Industries, Inc.
                  Statement of Changes in Shareholders' Equity
                       Years ended April 30, 2000 and 1999




                               Common Stock          Additional
                               ------------           paid-in     Accumulated
                           Shares        Amount       capital       deficit         Total
                        -----------   -----------   -----------   -----------    -----------
Balances at
   May 1, 1998          166,373,094   $   166,373   $ 5,293,711   $(5,495,562)   $   (35,478)

Net loss for the year          --            --            --          (1,200)        (1,200)
                        -----------   -----------   -----------   -----------    -----------

Balances at
   April 30, 1999       166,373,094       166,373     5,293,711    (5,496,762)       (36,678)

Net loss for the year          --            --            --          (1,200)        (1,200)
                        -----------   -----------   -----------   -----------    -----------

Balances at
   April 30, 2000       166,373,094   $   166,373   $ 5,293,711   $(5,497,962)   $   (37,878)
                        ===========   ===========   ===========   ===========    ===========




The accompanying notes are an integral part of these financial statements.

                            Tomahawk Industries, Inc.
                            Statements of Cash Flows
                       Years ended April 30, 2000 and 1999


                                                            1999      1998
                                                            -------   -------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $(1,200)  $(1,200)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase in Accounts payable - trade                   1,200     1,200
                                                            -------   -------

Net cash used in operating activities                          --        --
                                                            -------   -------


Cash Flows from Investing Activities                           --        --
                                                            -------   -------


Cash Flows from Financing Activities                           --        --
                                                            -------   -------


Increase (Decrease) in Cash                                    --        --

Cash at beginning of period                                    --        --
                                                            -------   -------

Cash at end of period                                       $  --     $  --
                                                            =======   =======


Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $  --     $  --
                                                            =======   =======
     Income taxes paid for the year                         $  --     $  --
                                                            =======   =======



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

The Company has effectively had no operations, assets or liabilities since its fiscal year ended April 30, 1998. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At April 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of April 30, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                            Tomahawk Industries, Inc.

Note B - Summary of Significant Accounting Policies - Continued

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of April 30, 2000 and 1999, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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