Form 10QSB
period 2001-01-31
TOMAHAWK INDUSTRIES INC
filed 2001-02-08
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended January 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 7, 2001: 166,373,094
                                          -----------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                            Tomahawk Industries, Inc.

               Form 10-QSB for the Quarter ended January 31, 2001

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


Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
Tomahawk Industries, Inc.

We have reviewed the accompanying balance sheets of Tomahawk Industries, Inc. (a Nevada corporation) as of January 31, 2001 and 2000 and the accompanying statements of operations and comprehensive income for the nine and three months ended January 31, 2001 and 2000 and the accompanying statements of cash flows for the nine months ended January 31, 2001 and 2000. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

                                                      S. W. HATFIELD, CPA
Dallas, Texas
February 7, 2001

                      Use our past to assist your future sm

(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3


                            Tomahawk Industries, Inc.
                                 Balance Sheets
                            January 31, 2001 and 2000

                                   (Unaudited)

                                                                 2001           2000
                                                             -----------    -----------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                  $    12,511    $      --
                                                             -----------    -----------

Total Assets                                                 $    12,511    $      --
                                                             ===========    ===========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

Liabilities
   Accounts payable - trade                                  $      --      $    37,578
   Advances from shareholder/officer                              25,000           --
                                                             -----------    -----------

     Total liabilities                                            25,000         37,578
                                                             -----------    -----------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.001 par value
     200,000,000 shares authorized
     166,373,094 shares issued and
     outstanding, respectively                                   166,373        166,373
   Additional paid-in capital                                  5,293,711      5,293,711
   Accumulated deficit                                        (5,472,573)    (5,497,662)
                                                             -----------    -----------

     Total shareholders' equity                                  (12,489)       (37,578)
                                                             -----------    -----------

Total Liabilities and Shareholders' Equity                   $    12,500    $      --
                                                             ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.


                            Tomahawk Industries, Inc.
                Statements of Operations and Comprehensive Income
              Nine and Three months ended January 31, 2001 and 2000

                                   (Unaudited)


                                          Nine months      Nine months      Three months     Three months
                                             ended            ended            ended            ended
                                          January 31,      January 31,      January 31,      January 31,
                                               2001             2000             2001             2000
                                         -------------    -------------    -------------    -------------
Revenues                                 $        --      $        --      $        --      $        --
                                         -------------    -------------    -------------    -------------

Expenses
   General and administrative expenses         (25,389)             900          (17,600)             300
                                         -------------    -------------    -------------    -------------

Net Income (Loss)                               25,389             (900)          17,600             (300)

Other Comprehensive Income                        --               --               --               --
                                         -------------    -------------    -------------    -------------

Comprehensive Income (Loss)              $      25,389    $        (900)   $      17,600    $        (300)
                                         =============    -------------    -------------    -------------

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


                            Tomahawk Industries, Inc.
                            Statements of Cash Flows
                   Nine months ended January 31, 2001 and 2000

                                   (Unaudited)

                                                             Nine months   Nine months
                                                                ended         ended
                                                             January 31,   January 31,
                                                                2001          2000
                                                             -----------   -----------
Cash Flows from Operating Activities
   Net Income (Loss)                                           $ 25,389      $   (900)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase (Decrease) in Accounts payable - trade        (37,878)          900
                                                               --------      --------

Net cash used in operating activities                           (12,489)         --
                                                               --------      --------


Cash Flows from Investing Activities                               --            --
                                                               --------      --------


Cash Flows from Financing Activities
   Advance from shareholder/officer                              25,000          --
                                                               --------      --------

Net cash provided by financing activities                        25,000          --
                                                               --------      --------

Increase (Decrease) in Cash and Cash Equivalents                 12,511          --

Cash and cash equivalents at beginning of period                   --            --
                                                               --------      --------

Cash and cash equivalents at end of period                     $ 12,511      $   --
                                                               ========      ========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                             $   --        $   --
                                                               ========      ========
   Income taxes paid (refunded)                                $   --        $   --
                                                               ========      ========



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

                            Tomahawk Industries, Inc.

Note B - Summary of Significant Accounting Policies - Continued

2. Income Taxes
   ------------

   The Company uses the asset and liability method of accounting for income taxes. At January 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of January 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Income (Loss) per share
   -----------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of January 31, 2001 and 2000, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

In June 1986, the Company and it's then President and other former corporate officers agreed to a permanent injunction issued by the U. S. Securities and Exchange Commission (SEC). Under the provisions of the injunction, the Company and its former officers agreed, among other things, to refrain from selling common stock of the Company unless and until an appropriate registration statement has been filed with the SEC. Through February 7, 2001, the Company has not filed an appropriate Registration Statement with the SEC and has no future plans to do so.

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

During Fiscal 2001, the Company's management negotiated settlements of outstanding trade accounts payable with various vendors at amounts less than those originally billed by the respective vendors. These negotiated reductions in amounts owed for operating expenses, which were incurred in prior periods, are reflected in the accompanying financial statements as reductions of general and administrative expenses during the quarter in which the respective settlement occurred.

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

                                                       Tomahawk Industries, Inc.


February     7   , 2001                            /s/ Glenn A. Little.
          -------                             ----------------------------------
                                                                 Glenn A. Little
                                                          President and Director