Form 10KSB
period 2001-04-30
TOMAHAWK INDUSTRIES INC
filed 2001-06-08
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

     X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-----------  ACT OF 1934

                 For the annual period ended April 30, 2001

             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ----------- EXCHANGE ACT OF 1934

                 For the transition period from ____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-9483
                                                 ------

                            Tomahawk Industries, Inc.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                            95-3502207
----------------------------                        ----------------------------
  (State of incorporation)                             (IRS Employer ID Number)

                   211 West Wall Street, Midland, Texas 79701
                    (Address of principal executive offices)

                                 (915) 682,1761
                           (Issuer's telephone number)

--------------------------------------------------------------------------------


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended April 30, 2001, was $-0-.

As of June 7, 2001, the aggregate market value of the Company's common Stock held by nonaffiliates was $5,794,297.

As of June 7, 2001, there were 166,373,094 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No  X
                                                   ---    ---

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
Part I

Item 1.  Description of Business                                              3
Item 2.  Description of Property                                              5
Item 3.  Legal Proceedings                                                    3
Item 4.  Submission of Matters to a Vote of Security Holders                  5

Part II

Item 5.  Market for Company's Common Stock and Related Stockholders Matters   5
Item 6.  Management's Discussion and Analysis or Plan of Operation            5
Item 7.  Index to Financial Statements                                       F-1
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures                            9

Part III

Item 9   Officers and Directors                                               9
Item 10. Executive Compensation                                              10
Item 11. Security Ownership of Certain Beneficial Owners and Management      10
Item 12. Certain Relationships and Related Transactions                      11
Item 13. Exhibits and Reports on 8-K                                         11

Signatures                                                                   11

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

The Company intends to seek to complete a business acquisition transaction.

The Company may be referred to as a trading and reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger) whereby the shareholders of the private Company become the majority of the shareholders of the combined Company. The private Company may purchase for cash all or a portion of the common share of the shell corporation from its major stockholders. Typically, the Board and officers of the private Company become the new Board and officers of the combined Company and often the name of the private Company becomes the name of the combined Company.

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


Item 4.  Submission of Matters to a Vote of Security Holders

There was no shareholder meeting and no matters were submitted to the security holders for a vote during the fiscal year ended April 30, 2001.



Part II

Item 5.  Market for Company's Common Stock and Related Stockholder Matters

The Company's common stock has been approved for trading on the OTC Bulletin Board. The first trade of the Company's stock occurred on or about May 3, 2001. The Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

The following table sets forth information about the Company's common stock since it's listing for trading:

              Period                     Low             High
            -----------                  ---             ----
            Fiscal 2002
            -----------
           1st Quarter (1)              $0.035          $0.050

(1)    through June 7, 2001.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

As of June 7, 2001, there were 166,373,094 shares of $.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 5,300 shareholders of record.

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

     c)   Strength of the merger/ acquisition candidate's management;

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

As of April 30, 2001, and subsequently through the date of this filing, management has not identified any entity in which a current officer, director or significant shareholder has a direct or indirect ownership interest as a potential merger or acquisition candidate. Existing corporate policy is silent to this situation; however, it is the intent of management to seek candidates in which current directors, officers and/or significant shareholders do not have direct or indirect ownership interests.

Further, the consummation of a merger or acquisition transaction may or may not involve the sale of shares of common stock currently held by members of management, directors or significant shareholders. The terms and conditions related to any potential sale of these shares may or may not be made available to other minority or non- controlling existing shareholders of the Company.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Part III

Item 9.  Officers and Directors

The directors and executive officers serving the Company are as follows:

    Name                           Age            Position Held and Tenure
    ----                           ---            ------------------------

Glenn A. Little                    48                President, Director
Matthew Blair                      44           Secretary, Treasurer Director

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

Item 10.  Executive Compensation

There was no compensation paid during any of the Fiscal years ended April 30, 2001, 2000 or 1999, respectively.

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

                                                       Tomahawk Industries, Inc.

Dated: June 7, 2001                                          /s/ Glenn A. Little
       ------------                                          -------------------
                                                                 Glenn A. Little
                                                             President, Director
                                                     and Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Date: June 7, 2001                                           /s/ Glenn A. Little
      ------------                                           -------------------
                                                                 Glenn A. Little
                                                       Director, President, and
                                                         Chief Executive Officer


Date: June 7, 2001                                             /s/ Matthew Blair
      ------------                                             -----------------
                                                                   Matthew Blair
                                                                        Director

                                    TOMAHAWK
                                INDUSTRIES, INC.

                              Financial Statements
                                       and
                                Auditor's Report

                             April 30, 2001 and 2000





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

                            Tomahawk Industries, Inc.

                                    Contents


                                                                     Page
                                                                     ----

Report of Independent Certified Public Accountants                    F-3

Financial Statements

   Balance Sheets
     as of April 30, 2001 and 2000                                    F-4

   Statements of Operations
     for the years ended April 30, 2001 and 2000                      F-5

   Statement of Changes in Shareholders' Equity
     for the years ended April 30, 2001 and 2000                      F-6

   Statements of Cash Flows
     for the years ended April 30, 2001 and 2000                      F-7

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Tomahawk Industries, Inc.

We have audited the accompanying balance sheets of Tomahawk Industries, Inc. (a Nevada corporation) as of April 30, 2001 and 2000 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tomahawk Industries, Inc. as of April 30, 2001 and 2000 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended, in conformity with generally accepted accounting principles.

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



                                                             S. W. HATFIELD, CPA
Dallas, Texas
June 7, 2001


                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                            Tomahawk Industries, Inc.
                                 Balance Sheets
                             April 30, 2001 and 2000


                                                         2001           2000
                                                     -----------    -----------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                          $    2,418    $      --
                                                     -----------    -----------

   Total current assets                                   2,418           --
                                                     -----------    -----------

   Total Assets                                      $    2,418    $      --
                                                     ===========    ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities
   Current liabilities
     Accounts payable - trade                        $      --      $    37,878
     Advances from shareholder                            25,000           --
                                                     -----------    -----------

   Total current liabilities                              25,000         37,878
                                                     -----------    -----------


Commitments and contingencies


Shareholders' equity (deficit)
   Common stock - $0.001 par value
     200,000,000 shares authorized
     166,373,094 shares issued and
     outstanding,  respectively                          166,373        166,373
   Additional paid-in capital                          5,293,711      5,293,711
   Accumulated deficit                                (5,482,666)    (5,497,962)
                                                     -----------    -----------

   Total Shareholders' Equity (Deficit)                  (22,582)       (37,878)
                                                     -----------    -----------

   Total Liabilities and Shareholders' Equity        $     2,418    $      --
                                                     ===========    ===========



The accompanying notes are an integral part of these financial statements.
                                                                             F-4

                            Tomahawk Industries, Inc.
                Statements of Operations and Comprehensive Income
                       Years ended April 30, 2001 and 2000


                                                       2001             2000
                                                 -------------    -------------

Revenues                                         $        --      $        --
                                                 -------------    -------------

Expenses
   General and administrative expenses                 (15,244)           1,200
                                                 -------------    -------------

     Total operating expenses                          (15,244)           1,200
                                                 -------------    -------------

Income (Loss) from operations                           15,244           (1,200)

Other Income (Expense)
   Interest income                                          52             --
                                                 -------------    -------------

Income (Loss) before provision for income taxes         15,296           (1,200)

Provision for income taxes                                --               --
                                                 -------------    -------------

Net Income (Loss)                                       15,296           (1,200)

Other Comprehensive Income                                --               --
                                                 -------------    -------------

Comprehensive Income (Loss)                      $      15,296    $      (1,200)
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
                                                 =============    =============




The accompanying notes are an integral part of these financial statements.
                                                                             F-5



                            Tomahawk Industries, Inc.
                  Statement of Changes in Shareholders' Equity
                       Years ended April 30, 2001 and 2000


                                                     Additional
                                      Common Stock    paid-in     Accumulated
                          Shares         Amount       capital       deficit         Total
                        -----------   -----------   -----------   -----------    -----------
Balances at
   May 1, 1999          166,373,094   $   166,373   $ 5,293,711   $(5,496,762)   $   (36,678)
                        -----------   -----------   -----------   -----------    -----------

Net loss for the year          --            --            --          (1,200)        (1,200)
                        -----------   -----------    -----------    -----------  -----------

Balances at
   April 30, 2000       166,373,094       166,373     5,293,711    (5,497,962)       (37,878)
                        -----------   -----------   -----------   -----------    -----------

Net loss for the year          --            --            --          15,296         15,296
                        -----------   -----------    -----------  -----------    -----------

Balances at
   April 30, 2001       166,373,094   $   166,373   $ 5,293,711   $(5,482,666)   $   (22,582)
                        ===========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.
                                                                             F-6

                            Tomahawk Industries, Inc.
                            Statements of Cash Flows
                       Years ended April 30, 2001 and 2000


                                                            2001        2000
                                                           --------    --------
Cash Flows from Operating Activities
   Net income (loss) for the period                        $ 15,296    $ (1,200)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase (Decrease) in Accounts payable - trade      (37,878)      1,200
                                                           --------    --------

Net cash used in operating activities                       (22,582)       --
                                                           --------    --------


Cash Flows from Investing Activities                           --          --
                                                           --------    --------


Cash Flows from Financing Activities
   Advances from shareholder                                 25,000        --
                                                           --------    --------

Net cash provided by financing activities                    25,000        --
                                                           --------    --------


Increase (Decrease) in Cash                                   2,418        --

Cash at beginning of period                                    --          --
                                                           --------    --------

Cash at end of period                                      $  2,418    $   --
                                                           ========    ========


Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                            $   --      $   --
                                                           ========    ========
     Income taxes paid for the year                        $   --      $   --
                                                           ========    ========



The accompanying notes are an integral part of these financial statements.
                                                                             F-7

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At April 30, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of April 30, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                            Tomahawk Industries, Inc.

Note B - Summary of Significant Accounting Policies - Continued

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of April 30, 2001 and 2000, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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

In June 1986, the Company and it's then President and other former corporate officers agreed to a permanent injunction issued by the U. S. Securities and Exchange Commission (SEC). Under the provisions of the injunction, the Company and its former officers agreed, among other things, to refrain from selling common stock of the Company unless and until an appropriate registration statement has been filed with the SEC. Through June 7, 2001, the Company has not filed an appropriate Registration Statement with the SEC and has no future plans to do so.