Form 10QSB
period 2001-07-31
TOMAHAWK INDUSTRIES INC
filed 2001-08-16
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended July 31, 2001

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

                  211 West Wall Street, Midland, TX 70701-4556
                    (Address of principal executive offices)

                                 (800) 351-4515
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 14, 2001: 166,373,094
                                          ----------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                            Tomahawk Industries, Inc.

                 Form 10-QSB for the Quarter ended July 31, 2001

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation          9


Part II - Other Information

  Item 4   Submission of Matters to a Vote of Security Holders                9

  Item 6   Exhibits and Reports on Form 8-K                                   9


Signatures                                                                   10


Item 1 - Part 1 - Financial Statements

                            Tomahawk Industries, Inc.
                                 Balance Sheets
                             July 31, 2001 and 2000

                                   (Unaudited)

                                                             July 31, 2001    July 31, 2000
                                                             -------------    -------------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                   $     2,427      $      --
                                                              -----------      -----------

Total Assets                                                  $     2,427      $      --
                                                              ===========      ===========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
     Accounts payable - trade                                 $      --        $    30,089
     Advances from shareholder                                     25,000             --
                                                              -----------      -----------

   Total Liabilities                                               25,000           30,089
                                                              -----------      -----------


Commitments and contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     200,000,000 shares authorized
     166,373,094 shares issued and
     outstanding, respectively                                    166,373          166,373
   Additional paid-in capital                                   5,293,711        5,293,711
   Accumulated deficit                                         (5,482,657)      (5,490,173)
                                                              -----------      -----------

     Total shareholders' equity                                   (22,573)         (30,089)
                                                              -----------      -----------

Total Liabilities and Shareholders' Equity                    $     2,427      $      --
                                                              ===========      ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.     3

                            Tomahawk Industries, Inc.
                Statements of Operations and Comprehensive Income
                    Three months ended July 31, 2001 and 2000

                                   (Unaudited)

                                                  Three months    Three months
                                                      ended           ended
                                                  July 31, 2001   July 31, 2000
                                                  -------------   -------------

Revenues                                          $        --     $        --
                                                  -------------   -------------

Expenses
   General and administrative expenses                     --            (7,789)
                                                  -------------   -------------

Income (Loss) from operations                              --            (7,789)

Other Income (Expense)
   Interest income                                            9            --
                                                  -------------   -------------

Income (Loss) before provision for income taxes               9          (7,789)

Provision for income taxes                                 --              --
                                                  -------------   -------------

Net Income (Loss)                                             9          (7,789)

Other Comprehensive Income                                 --              --
                                                  -------------   -------------

Comprehensive Income (Loss)                       $           9   $      (7,789)
                                                  =============   =============

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                                        nil             nil
                                                  =============   =============

Weighted-average number of shares
   of common stock outstanding                      166,373,094     166,373,094
                                                  =============   =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.     4


                            Tomahawk Industries, Inc.
                            Statements of Cash Flows
                    Three months ended July 31, 2001 and 2000

                                   (Unaudited)

                                                             Three months     Three months
                                                                 ended            ended
                                                             July 31, 2001    July 31, 2000
                                                             -------------    -------------
Cash Flows from Operating Activities
   Net Income (Loss)                                           $      9         $ (7,789)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Increase (Decrease) in Accounts payable - trade             --              7,789
                                                               --------         --------

Net cash used in operating activities                                 9             --
                                                               --------         --------


Cash Flows from Investing Activities                               --               --
                                                               --------         --------


Cash Flows from Financing Activities                               --               --
                                                               --------         --------

Increase (Decrease) in Cash and Cash Equivalents                   --               --

Cash and cash equivalents at beginning of period                  2,418             --
                                                               --------         --------

Cash and cash equivalents at end of period                     $  2,427         $   --
                                                               ========         ========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                             $   --           $   --
                                                               ========         ========
   Income taxes paid (refunded)                                $   --           $   --
                                                               ========         ========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.     5

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended April 30, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending April 30, 2002.

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

                            Tomahawk Industries, Inc.

Note B - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

   The Company uses the asset and liability method of accounting for income taxes. At July 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of July 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of July 31, 2001 and 2000, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note D - Compliance with Laws and Regulations

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

                            Tomahawk Industries, Inc.

Note D - Compliance with Laws and Regulations - Continued

In June 1986, the Company and it's then President and other former corporate officers agreed to a permanent injunction issued by the U. S. Securities and Exchange Commission (SEC). Under the provisions of the injunction, the Company and its former officers agreed, among other things, to refrain from selling common stock of the Company unless and until an appropriate registration statement has been filed with the SEC. Through August 14, 2001, the Company has not filed an appropriate Registration Statement with the SEC and has no future plans to do so.



                (Remainder of this page left blank intentionally)

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

The Company has effectively had no operations, assets or liabilities since its fiscal year ended April 30, 1998. The Company is currently dependent upon funds advanced or loaned by the Company's directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete any business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds are available to the Company.

The Company is currently seeking a suitable merger or acquisition candidate.


Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has circulated a Proxy Statement for a Special Meeting of Shareholders to be held on August 24, 2001. The matters to be voted on include 1) the election of Directors; 2) ratification of the Company's independent certified public accountant; 3) approval of a 1 for 10 reverse split of the Company's issued and outstanding common stock and 4) any other matters which may be brought before the meeting.

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits - None
   Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Tomahawk Industries, Inc.


August    14   , 2001                                  /s/ Glenn A. Little.
       --------                                ---------------------------------
                                                                 Glenn A. Little
                                                          President and Director