Form 10QSB
period 2001-10-31
TOMAHAWK INDUSTRIES INC
filed 2001-12-12
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------   ACT OF 1934


                 For the quarterly period ended October 31, 2001

           TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
--------   1934


                 For the transition period from _____________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-9483
                                                 ------

                            Tomahawk Industries, Inc.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                 95-3502207
------------------------                                ------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 10, 2001: 56,637,228
                                                --------------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                            Tomahawk Industries, Inc.

               Form 10-QSB for the Quarter ended October 31, 2001

                                Table of Contents


                                                                          Page
                                                                          ----
Part I - Financial Information

  Item 1   Financial Statements                                             3

  Item 2   Management's Discussion and Analysis or Plan of Operation        9


Part II - Other Information


  Item 2 - Changes in Securities                                            9

  Item 4   Submission of Matters to a Vote of Security Holders             10

  Item 6   Exhibits and Reports on Form 8-K                                10


Signatures                                                                 10

Item 1 - Part 1 - Financial Statements

                            Tomahawk Industries, Inc.
                                 Balance Sheets
                            October 31, 2001 and 2000

                                   (Unaudited)

                                                     October 31,    October 31,
                                                         2001           2000
                                                     -----------    -----------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                          $       846    $      --
                                                     -----------    -----------

Total Assets                                         $       846    $      --
                                                     ===========    ===========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
     Accounts payable - trade                        $      --      $    30,389
     Advances from shareholder                              --             --
                                                     -----------    -----------

   Total Liabilities                                        --           30,389
                                                     -----------    -----------


Commitments and contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     200,000,000 shares authorized
     56,637,228 and 16,637,228 shares
     issued and outstanding, respectively                 56,637         16,637
   Additional paid-in capital                          5,443,447      5,443,447
   Accumulated deficit                                (5,499,238)    (5,490,473)
                                                     -----------    -----------

     Total shareholders' equity                          (39,154)       (30,389)
                                                     -----------    -----------

Total Liabilities and Shareholders' Equity           $       846    $      --
                                                     ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                            Tomahawk Industries, Inc.
                Statements of Operations and Comprehensive Income
              Six and Three months ended October 31, 2001 and 2000

                                   (Unaudited)

                                          Six months      Six months     Three months    Three months
                                            ended           ended           ended           ended
                                          October 31,     October 31,     October 31,     October 31,
                                              2001            2000            2001            2000
                                         ------------    ------------    ------------    ------------

Revenues                                 $       --      $       --      $       --      $       --
                                         ------------    ------------    ------------    ------------

Expenses
   General and administrative expenses         16,588          (7,489)         16,588            (300)
                                         ------------    ------------    ------------    ------------

Income (Loss) from operations                 (16,588)         (7,489)        (16,588)           (300)

Other Income (Expense)
   Interest income                                 16            --                 7            --
                                         ------------    ------------    ------------    ------------

Income (Loss) before
   provision for income taxes                 (16,572)         (7,489)        (16,581)           (300)

Provision for income taxes                       --              --              --              --
                                         ------------    ------------    ------------    ------------

Net Income (Loss)                             (16,572)         (7,489)        (16,581)           (300)

Other Comprehensive Income                       --              --              --              --
                                         ------------    ------------    ------------    ------------

Comprehensive Income (Loss)              $    (16,572)   $     (7,489)   $    (16,581)   $       (300)
                                         ============    ============    ============    ============

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                              nil             nil             nil             nil
                                         ============    ============    ============    ============

Weighted-average number of shares
   of common stock outstanding             24,771,126      16,637,228      32,724,185      16,637,228
                                         ============    ============    ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                            Tomahawk Industries, Inc.
                            Statements of Cash Flows
                   Six months ended October 31, 2001 and 2000

                                   (Unaudited)

                                                                          Six months    Six months
                                                                            ended          ended
                                                                         October 31,    October 31,
                                                                             2001           2000
                                                                         -----------    -----------
Cash Flows from Operating Activities
   Net Income (Loss)                                                     $   (16,572)   $    (7,489)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Increase (Decrease) in Accounts payable - trade                          --            7,489
                                                                         -----------    -----------

Net cash used in operating activities                                        (16,572)          --
                                                                         -----------    -----------


Cash Flows from Investing Activities                                            --             --
                                                                         -----------    -----------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                                         15,000           --
                                                                         -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                              (1,572)          --

Cash and cash equivalents at beginning of period                               2,418           --
                                                                         -----------    -----------

Cash and cash equivalents at end of period                               $       846    $      --
                                                                         ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                       $      --      $      --
                                                                         ===========    ===========
   Income taxes paid (refunded)                                          $      --      $      --
                                                                         ===========    ===========

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Conversion of loan from shareholder to common stock                   $    25,000    $      --
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

                            Tomahawk Industries, Inc.

Note B - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At October 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of October 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of October 31, 2001 and 2000, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note D - Compliance with Laws and Regulations

Prior to 1988, the Company sold approximately 55,162,000 pre-August 24, 2001 reverse split shares at prices ranging from $0.03 to $0.10 per share. In the opinion of the Company's legal counsel at the time of the various stock sales, such shares were sold as private placements and, accordingly, were made without the filing of registration statements. Subsequent legal counsel advised the Company that said sales may not have constituted valid private placements of the Company's common stock and, accordingly, the Company may have been subject to claims of recision and/or damages. Current management and legal counsel are of the opinion that the applicable statutes of limitation on any actions for recision and/or damages with respect to the sales of such shares have expired and no further liability for payment of those funds or claims for recision exists as of October 31, 2000.

                           Tomahawk Industries, Inc.

Note D - Compliance with Laws and Regulations - Continued

In June 1986, the Company and it's then President and other former corporate officers agreed to a permanent injunction issued by the U. S. Securities and Exchange Commission (SEC). Under the provisions of the injunction, the Company and its former officers agreed, among other things, to refrain from selling common stock of the Company unless and until an appropriate registration statement has been filed with the SEC. Through December 10, 2001, the Company has not filed an appropriate Registration Statement with the SEC and has no future plans to do so.


Note E - Advances from Controlling Shareholder

On January 2, 2001, the Company's controlling shareholder loaned the Company $25,000 to support operations, settle outstanding trade accounts payable and provide working capital. The advance was repayable upon demand and is non-interest bearing. On September 25, 2001, the shareholder executed a private placement letter converting this advance into 25,000,000 shares of restricted, unregistered common stock.


Note F - Common Stock Transactions

During the August 24, 2001 Special  Meeting of  Shareholders,  a one (1) for ten
(10) reverse stock split on the issued and outstanding shares of common stock was approved. This action was subsequently enacted by the Company's Board of Directors and caused the issued and outstanding shares to decrease from 166,373,094 to 16,637,228. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On September 25, 2001, the Company sold 15,000,000 shares of restricted, unregistered common stock at $0.001 per share for gross proceeds of $15,000, pursuant to a private placement memorandum to an entity owned by the Company's President and Chief Executive Officer. These funds were used to support the working capital needs of the Company. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On September 25, 2001, the Company converted $25,000 in advances from the Company's President and Chief Executive Officer into 25,000,000 shares of restricted, unregistered common stock at $0.001 per share, pursuant to a private placement memorandum. These funds were used to settle outstanding trade accounts payable and provide working capital for the Company. The Company relied upon
Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.



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


Part II - Other Information

Item 2 - Changes in Securities

     During the August 24, 2001 Special Meeting of Shareholders, a one (1) for ten (10) share reverse stock split on the issued and outstanding shares of common stock was approved. This action was subsequently enacted by the Company's Board of Directors and caused the issued and outstanding shares to decrease from 166,373,094 to 16,637,228. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

     On September 25, 2001, the Company sold 15,000,000 shares of restricted, unregistered common stock at $0.001 per share for gross proceeds of $15,000, pursuant to a private placement memorandum to Little & Company Investment Securities, Inc., an entity owned by Glenn A. Little, the Company's President and Chief Executive Officer. These funds were used to support the working capital needs of the Company. The Company relied upon
     Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

     On September 25, 2001, the Company converted the $25,000 in advances from Glenn A. Little, the Company's President and Chief Executive Officer into 25,000,000 shares of restricted, unregistered common stock at $0.001 per share, pursuant to a private placement memorandum. These funds were used to settle outstanding trade accounts payable and provide working capital for the Company. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company held a Special Meeting of Shareholders on August 24, 2001. The following items were presented for a vote of the shareholders:

1)   Election of Directors
       Glenn A. Little    For: 41,661,542     Against: 0        Abstain: 0
       Matthew Blair      For: 41,631,742     Against: 0        Abstain: 6,600

2)   Appointment of S. W. Hatfield, CPA as Independent Auditor for the Company

                          For: 34,787,850     Against: 7,660    Abstain: 175,800

3) Approval of a 1:10 reverse split of the issued and outstanding common stock of the Company
                          For: 35,545,123     Against: 295,917  Abstain: 300,770

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

December  10  , 2001                                        /s/ Glenn A. Little
         ----                                             ----------------------
                                                          Glenn A. Little
                                                          President and Director