Form 10QSB
period 2002-01-31
TOMAHAWK INDUSTRIES INC
filed 2002-02-06
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
 XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----       ACT OF 1934


                 For the quarterly period ended January 31, 2002

           TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
----       1934


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO --- --- State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 4, 2002: 56,637,228
                                                 ----------------------------

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                            Tomahawk Industries, Inc.

               Form 10-QSB for the Quarter ended January 31, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               2

  Item 2   Management's Discussion and Analysis or Plan of Operation          9


Part II - Other Information

  Item 6   Exhibits and Reports on Form 8-K                                  10


Signatures                                                                   10

Item 1 - Part 1 - Financial Statements

                            Tomahawk Industries, Inc.
                                 Balance Sheets
                            January 31, 2002 and 2001

                                   (Unaudited)

                                                     January 31,    January 31,
                                                         2002           2001
                                                     -----------    -----------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                          $       846    $    12,511
                                                     -----------    -----------

Total Assets                                         $       846    $    12,511
                                                     ===========    ===========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                          $      --      $      --
   Advances from shareholder/officer                        --           25,000
                                                     -----------    -----------

     Total liabilities                                      --           25,000
                                                     -----------    -----------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.001 par value
     200,000,000 shares authorized
     56,637,228 and 16,637,228 shares
     issued and outstanding, respectively                 56,637         16,637
   Additional paid-in capital                          5,443,447      5,443,447
   Accumulated deficit                                (5,499,238)    (5,472,573)
                                                     -----------    -----------

     Total shareholders' equity                              846        (12,489)
                                                     -----------    -----------

Total Liabilities and Shareholders' Equity           $       846    $    12,511
                                                     ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                            Tomahawk Industries, Inc.
                Statements of Operations and Comprehensive Income
              Nine and Three months ended January 31, 2002 and 2001

                                   (Unaudited)

                                          Nine months     Nine months    Three months   Three months
                                             ended           ended          ended          ended
                                          January 31,     January 31,    January 31,    January 31,
                                                 2002            2001           2002           2001
                                         ------------    ------------    ------------   ------------

Revenues                                 $       --      $       --      $       --     $       --
                                         ------------    ------------    ------------   ------------

Expenses
   General and administrative expenses         16,588         (25,389)           --          (17,600)
                                         ------------    ------------    ------------   ------------

Income (Loss) before Income Taxes             (16,588)         25,389            --           17,600

Provision for Income Taxes                       --              --              --             --
                                         ------------    ------------    ------------   ------------

Net Income (Loss)                             (16,588)         25,389            --           17,600

Other Comprehensive Income                       --              --              --             --
                                         ------------    ------------    ------------   ------------

Comprehensive Income (Loss)              $    (16,588)   $     25,389    $       --     $     17,600
                                         ============    ------------    ------------   ------------

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                              nil             nil             nil            nil
                                         ============    ============    ============   ============

Weighted-average number of shares
   of common stock outstanding             35,393,160      16,637,228      56,637,228     16,637,228
                                         ============    ============    ============   ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                            Tomahawk Industries, Inc.
                            Statements of Cash Flows
                   Nine months ended January 31, 2002 and 2001

                                   (Unaudited)

                                                                         Nine months    Nine months
                                                                            ended          ended
                                                                         January 31,    January 31,
                                                                             2002           2001
                                                                         -----------    -----------
Cash Flows from Operating Activities
   Net Income (Loss)                                                     $   (16,572)   $    25,389
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase (Decrease) in Accounts payable - trade                        --          (37,878)
                                                                         -----------    -----------

Net cash used in operating activities                                        (16,572)       (12,489)
                                                                         -----------    -----------


Cash Flows from Investing Activities                                            --             --
                                                                         -----------    -----------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                                         15,000           --
   Advance from shareholder/officer                                             --           25,000
                                                                         -----------    -----------

Net cash provided by financing activities                                     15,000         25,000
                                                                         -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                              (1,572)        12,511

Cash and cash equivalents at beginning of period                               2,418           --
                                                                         -----------    -----------

Cash and cash equivalents at end of period                               $       846    $    12,511
                                                                         ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                       $      --      $      --
                                                                         ===========    ===========
   Income taxes paid (refunded)                                          $      --      $      --
                                                                         ===========    ===========

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Conversion of loan from shareholder to common stock                   $    25,000    $      --
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

                            Tomahawk Industries, Inc.

Note B - Summary of Significant Accounting Policies - Continued

2. Income Taxes
   ------------

     The Company uses the asset and liability method of accounting for income taxes. At January 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of January 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Income (Loss) per share
   -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of January 31, 2002 and 2001, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note D - Compliance with Laws and Regulations

Prior to 1988, the Company sold approximately 55,162,000 pre-August 24, 2001 reverse split shares at prices ranging from $0.03 to $0.10 per share. In the opinion of the Company's legal counsel at the time of the various stock sales, such shares were sold as private placements and, accordingly, were made without the filing of registration statements. Subsequent legal counsel advised the Company that said sales may not have constituted valid private placements of the Company's common stock and, accordingly, the Company may have been subject to claims of recision and/or damages. Current management and legal counsel are of the opinion that the applicable statutes of limitation on any actions for recision and/or damages with respect to the sales of such shares have expired and no further liability for payment of those funds or claims for recision exists as of January 31, 2002.

                            Tomahawk Industries, Inc.

Note D - Compliance with Laws and Regulations - Continued

In June 1986, the Company and it's then President and other former corporate officers agreed to a permanent injunction issued by the U. S. Securities and Exchange Commission (SEC). Under the provisions of the injunction, the Company and its former officers agreed, among other things, to refrain from selling common stock of the Company unless and until an appropriate registration statement has been filed with the SEC. Through February 4, 2002, the Company has not filed an appropriate Registration Statement with the SEC and has no future plans to do so.


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




                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operation

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


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

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company intends to seek to carry out its plan of business as discussed in its Annual Report on Form 10-KSB. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of various documents in compliance with The Securities Exchange Act of 1934.

For the foreseeable future, prior to a business combination transaction, the Company anticipates incurring a loss as a result of expenses associated with compliance with it's reporting obligations under The Securities Exchange Act of 1934, stock ledger maintenance costs and other anticipated expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company has existing capital of approximately $846 and $12,511 at January 31, 2002 and 2001, respectively. It is the intent of management and significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity, however, there are no commitments to provide additional funds have been made by management or other stockholders, and the Company has no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the forgoing, to the extent that additional funds are required, the Company may receive such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see Certain Relationships and Transactions.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.


Part II - Other Information

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


February   4  , 2002                                      /s/ Glenn A. Little
         -----                                            ----------------------
                                                                 Glenn A. Little
                                                          President and Director