Form 10KSB
period 2002-04-30
TOMAHAWK INDUSTRIES INC
filed 2002-05-29
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB



(Mark one)
  X       Annual Report Under Section 13 or 15(d) of The Securities Exchange Act
-----     of 1934


              For the annual period ended April 30, 2002

          Transition Report Under Section 13 or 15(d) of The Securities Exchange
-----     Act of 1934

              For the transition period from
                                             -----------------------------------



                         Commission File Number: 0-9483
                                                 ------

                            Tomahawk Industries, Inc.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                              95-3502207
------------------------                            ----------------------------
(State of incorporation)                               (IRS Employer ID Number)

                   211 West Wall Street, Midland, Texas 79701
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (915) 682-1761
                           (Issuer's telephone number)



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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended April 30, 2002, was $-0-.

As of May 28, 2002, the aggregate market value of the Company's common Stock held by nonaffiliates (approximately 16,637,228 shares was $166,382, based on the last closing price as quoted on www.edreyfus.com as of September 26, 2001. There have been no subsequent posted trades of the Company's securities.

As of May 28, 2002, there were 56,637,228 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes     No X
                                                    ---   ---

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Part I

Item 1.  Description of Business                                              3
Item 2.  Description of Property                                              5
Item 3.  Legal Proceedings                                                    5
Item 4.  Submission of Matters to a Vote of Security Holders                  5

Part II

Item 5.  Market for Company's Common Stock and Related Stockholders Matters   5
Item 6.  Management's Discussion and Analysis or Plan of Operation            6
Item 7.  Index to Financial Statements                                       F-1
Item 8.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures                           10

Part III

Item 9.  Officers and Directors                                               10
Item 10. Executive Compensation                                               11
Item 11. Security Ownership of Certain Beneficial Owners and Management       11
Item 12. Certain Relationships and Related Transactions                       11
Item 13. Exhibits and Reports on 8-K                                          11

Signatures                                                                    12

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

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


Part I

Item 1.   Description of Business

Tomahawk Industries, Inc., formerly Tomahawk Oil and Minerals, Inc., ("the Company") was incorporated under the laws of Nevada on May 13, 1980 and filed a Form S-2 on September 19, 1980. From inception through 1988 the Company was engaged in oil and gas exploration. Beginning in 1984 the Company entered the business of installing energy recovery and energy savings devices through a then wholly-owned subsidiary. In July 1987, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code and operated as debtor-in-possession. The petition for bankruptcy protection was denied and the Company ceased all
operations   and  abandoned  all  net  assets   remaining  by  April  30,  1988.
Accordingly, the Company has effectively had no operations, assets or liabilities since its fiscal year ending April 30, 1988.

The Company intends to comply with the periodical reporting requirements of the Securities Exchange Act of 1934 and to seek to complete a business acquisition transaction.

The Company may be referred to as a shell corporation and as the Company's equity securities trade on the NASD Bulletin Board, a trading and reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger) whereby the shareholders of the private Company become the majority of the shareholders of the combined Company. The private Company may purchase for cash all or a portion of the common share of the shell corporation from its major stockholders. Typically, the Board and officers of the private Company become the new Board and officers of the combined Company and often the name of the private Company becomes the name of the combined Company.

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

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned.Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

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

Item 2 - Description of Property

The Company has no property and currently maintains a mailing address at 211 West Wall Street, Midland, Texas 79701.The Company's telephone number there is
(915) 682-1761.Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address or use of office facilities.


Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.


Item 4.Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Shareholders on August 24, 2001.The following items were presented for a vote of the shareholders:

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

2)   Appointment of S. W. Hatfield, CPA as Independent Auditor for the Company

                          For: 34,787,850     Against: 7,660    Abstain: 175,800

3) Approval of a 1:10 reverse split of the issued and outstanding common stock of the Company

                          For: 35,545,123     Against: 295,917  Abstain: 300,770

Part II

Item 5.Market for Company's Common Stock and Related Stockholder Matters

During the August 24, 2001 Special  Meeting of  Shareholders,  a one (1) for ten
(10) reverse stock split on the issued and outstanding shares of common stock was approved. This action was subsequently enacted by the Company's Board of Directors and caused the issued and outstanding shares to decrease from 166,373,094 to 16,637,228.The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

As of May 28, 2002, there were 56.637.228 shares of $0.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 5,300 shareholders of record.

During 2001, the Company filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to Tomahawk Industries, Inc. in April 2001 and the Company was issued its trading symbol TOMI. The Company's first posted trade was conducted on May 3, 2001. The quoted market prices of the Company's common stock on the NASDAQ Electronic Bulletin Board, per data listed by www.edreyfus.com, are as follows:

                                                              High               Low
                                                              ----               ----
Fiscal Year 2001 (May 1, 2000 - April 30, 2001)             no trading        no trading
Fiscal Year 2002 (May 1, 2001 - April 30, 2002)
  First quarter (May 1, 2001 - July 31, 2001)               $0.50             $0.25
  Second quarter (August 1, 2001 - October 31, 2001)        $0.08             $0.25
  Third quarter (November 1, 2001 - January 31, 2002)       no trading        no trading
  Fourth quarter (February 1, 2002 - April 30, 2002)        no trading        no trading
Fiscal Year 2003 (May 1, 2002 - April 30, 2003)
  First quarter (May 1, 2002 - May 28, 2002)                no trading        no trading

Dividend policy

The Company has never paid or declared a cash dividend on its common stock. The Board of Directors does not intend to declare or pay cash dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

Recent Sales of Unregistered Securities

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


Item 6.Management's Discussion and Analysis or Plan of Operation

The Company had no operating revenue during the years ended April 30, 2002 and 2001, respectively.

General and administrative expenses for the years ended April 30, 2002 and 2001 were approximately $16,600 and $(15,244), respectively. The negative expenses incurred during the year ended April 30, 2001 were directly related to vendor adjustments on trade accounts payable items accrued in prior periods.

The Company received interest income of approximately $16 and $52 during the Fiscal Years ended April 30, 2002 and 2001, respectively, as a result of invested working capital funds.

Net income (loss) for the years ended April 30, 2002 and 2001, respectively, was approximately $(16,600) and $15,300.Earnings per weighted-average share of common stock outstanding, as adjusted for the August 24, 2001 1 for 10 reverse split of the then issued and outstanding shares, was approximately $-0- and $-0-, per share.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At April 30, 2002 and 2001, respectively, the Company had working capital of approximately $800 and $2,400, respectively.

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

The  Company  will  have  unlimited  flexibility  in  seeking,   analyzing,  and
participating in business opportunities. In its efforts, the Company will consider the following kinds of factors:

     a) Potential for growth, indicated by new technology, anticipated market expansion or new products,
     b) Competitive position as compared to other firms engaged in similar activities;
     c)   Strength of the merger/acquisition candidate's management;
     d) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and
     e)   Other relevant factors.

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

As of April 30, 2002, management has not identified any entity in which a current officer, director or significant shareholder has a direct or indirect ownership interest as a potential merger or acquisition candidate. Existing corporate policy is silent to this situation; however, it is the intent of management to seek candidates in which current directors, officers and/or significant shareholders do not have direct or indirect ownership interests.

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

Not an "Investment Company"

The Company may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Company does not intend, however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940.The Company believes such registration is not required.

The Company must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty (40.0%) of the value of its total assets (excluding government securities, cash or cash items).The Company intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company".The Company proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

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


Item 7 - Index to Financial Statements

The required accompanying financial statements begin on page F-1 of this document.


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None


Part III

Item 9.  Officers and Directors

The directors and executive officers serving the Company are as follows:

     Name                        Age                 Position Held and Tenure
     ----                        ---                 ------------------------
Glenn A. Little                  49                     President, Director
Matthew Blair                    44                Secretary, Treasurer Director

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

Biographical Information

Glenn A. Little, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (MBA - International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979.Mr. Little currently serves as an officer of other inactive public corporations having the same business purpose as the Company.

Before founding LITCO Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in New Orleans and Midland and worked for the First National Bank of Commerce in New Orleans, Louisiana.

Matthew Blair was formerly a solo practitioner of law in Midland, Texas and is presently a Title IV-D Master in Midland County Texas. Before opening his practice he served in the Legal Department of the Federal Deposit Insurance Corporation (FDIC), Midland, Texas where he gained exposure to corporate structures and debt workouts. His employment before the FDIC appointment was with Texas American Energy and Exxon Corporation. Mr. Blair received a Bachelor of Arts in Government from The University of Texas at Austin (1975) and Juris Doctor from Texas Tech University School of Law (1979).He is licensed in every state court in Texas, United States District Court (Texas) and in The United States Supreme Court.


Item 10.Executive Compensation

There was no compensation paid during any of the Fiscal Years ended April 30, 2002 or 2001, respectively.

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


Item 11.Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                                  % of Class
  Name and address                  Number of Shares          Beneficially Owned
  ----------------                  ----------------          ------------------
Glenn A. Little                        40,000,000                   70.62%
211 West Wall Street
Midland, Texas 79701

Matthew Blair 0                           0.00%
200 West Wall Street
Suite 104
Midland, Texas 79701

All Directors and                      40,000,000                   70.62%
Executive Officers (2 persons)

Item 12 - Certain Relationships and Related Transactions

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


Item 13 - Exhibits and Reports on Form 8-K

Exhibits - None (other than as incorporated herein by reference to various previous filings by the Company)

Reports on Form 8-K - None during the quarter ended April 30, 2002

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                       Tomahawk Industries, Inc.
Dated: May 28, 2002                                          /s/ Glenn A. Little
       ------------                                         --------------------
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


Date: May 28, 2002                                           /s/ Glenn A. Little
      ------------                                          --------------------
                                                                 Glenn A. Little
                                                        Director, President, and
                                                         Chief Executive Officer


Date: May 28, 2002                                             /s/ Matthew Blair
      ------------                                            ------------------
                                                                   Matthew Blair
                                                                        Director

                            Tomahawk Industries, Inc.

                                    Contents


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements

   Balance Sheets
     as of April 30, 2002 and 2001                                           F-3

   Statements of Operations and Comprehensive Income (Loss)
     for the years ended April 30, 2002 and 2001                             F-4

   Statement of Changes in Shareholders' Equity (Deficit)
     for the years ended April 30, 2002 and 2001                             F-5

   Statements of Cash Flows
     for the years ended April 30, 2002 and 2001                             F-6

   Notes to Financial Statements                                             F-7

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Tomahawk Industries, Inc.

We have audited the accompanying balance sheets of Tomahawk Industries, Inc. (a Nevada corporation) as of April 30, 2002 and 2001 and the related statements of operations and comprehensive income (loss), changes in shareholders' equity (deficit) and cash flows for the each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tomahawk Industries, Inc. as of April 30, 2002 and 2001 and the results of its operations and cash flows for the each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note B. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                                      S. W. HATFIELD, CPA
Dallas, Texas
May 22, 2002

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                            Tomahawk Industries, Inc.
                                 Balance Sheets
                             April 30, 2002 and 2001


                                                      April 30,      April 30,
                                                         2002           2001
                                                     -----------    -----------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                          $       844    $     2,418
                                                     -----------    -----------

   Total current assets                                      844          2,418
                                                     -----------    -----------

   Total Assets                                      $       844    $     2,418
                                                     ===========    ===========



                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Liabilities
   Current liabilities
     Accounts payable - trade                        $      --      $      --
     Advances from shareholder                              --           25,000
                                                     -----------    -----------

   Total current liabilities                                --           25,000
                                                     -----------    -----------


Commitments and contingencies


Shareholders' equity (deficit)
   Common stock - $0.001 par value
     200,000,000 shares authorized
     56,637,228 and 16,637,228 shares
     issued and outstanding,  respectively                56,637         16,637
   Additional paid-in capital                          5,443,447      5,443,447
   Accumulated deficit                                (5,499,240)    (5,482,666)
                                                     -----------    -----------

   Total Shareholders' Equity (Deficit)                      844        (22,582)
                                                     -----------    -----------

   Total Liabilities and Shareholders' Equity        $       844    $     2,418
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                            Tomahawk Industries, Inc.
            Statements of Operations and Comprehensive Income (Loss)
                       Years ended April 30, 2002 and 2001


                                                   Year ended      Year ended
                                                    April 30,       April 30,
                                                      2002            2001
                                                  ------------    ------------

Revenues                                          $       --      $       --
                                                  ------------    ------------

Expenses
   General and administrative expenses                 (16,590)        (15,244)
                                                  ------------    ------------

     Total operating expenses                          (16,590)        (15,244)
                                                  ------------    ------------

Income (Loss) from operations                          (16,590)         15,244

Other Income (Expense)
   Interest income                                          16              52
                                                  ------------    ------------

Income (Loss) before provision for income taxes        (16,574)         15,296

Provision for income taxes                                --              --
                                                  ------------    ------------

Net Income (Loss)                                      (16,574)         15,296

Other Comprehensive Income                                --              --
                                                  ------------    ------------

Comprehensive Income (Loss)                       $    (16,574)        $15 296
                                                  ============    ============

Earnings per share of common stock
   outstanding computed on net income
   (loss), principally from discontinued
     operations - basic and fully diluted                  nil             nil
                                                  ============    ============

Weighted-average number of shares
   outstanding - basic and fully diluted            40,573,220      16,637,228
                                                  ============    ============


The accompanying notes are an integral part of these financial statements.


                            Tomahawk Industries, Inc.
             Statement of Changes in Shareholders' Equity (Deficit)
                       Years ended April 30, 2002 and 2001



                                           Common Stock            Additional
                                  ----------------------------       paid-in     Accumulated
                                     Shares          Amount          capital        deficit          Total
                                  ------------    ------------    ------------   ------------    ------------
Balances at
   May 1, 2000                     166,373,094    $    166,373    $  5,293,711   $ (5,497,962)   $    (37,878)

Effect of August 24, 2001
   1 for 10 reverse stock split   (149,735,866)       (149,736)        149,736           --              --
                                  ------------    ------------    ------------   ------------    ------------



Balances at
   May 1, 2000, as restated         16,637,228          16,637       5,443,447     (5,497,962)        (37,878)

Net income for the year                   --              --              --           15,296          15,296
                                  ------------    ------------    ------------   ------------    ------------



Balances at
   April 30, 2001                   16,637,228          16,637       5,443,447     (5,482,666)        (22,582)

Issuance of common stock
   Cash                             15,000,000          15,000            --             --            15,000
   Conversion of
     Shareholder debt               25,000,000          25,000            --             --            25,000

Net loss for the year                     --              --              --          (16,574)        (16,574)
                                  ------------    ------------    ------------   ------------    ------------

Balances at
   April 30, 2001                   56,637,228    $     56,637    $  5,443,447   $ (5,499,240)   $        844
                                  ============    ============    ============   ============    ============


The accompanying notes are an integral part of these financial statements.


                            Tomahawk Industries, Inc.
                            Statements of Cash Flows
                       Years ended April 30, 2001 and 2000


                                                            Year ended    Year ended
                                                             April 30,     April 30,
                                                               2002          2001
                                                            ----------    ----------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $  (16,574)   $   15,296
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase (Decrease) in Accounts payable - trade            --         (37,878)
                                                            ----------    ----------

Net cash used in operating activities                             --         (22,582)
                                                            ----------    ----------


Cash Flows from Investing Activities                              --            --
                                                            ----------    ----------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                           15,000          --
   Advances from shareholder                                      --          25,000
                                                            ----------    ----------

Net cash provided by financing activities                       15,000        25,000
                                                            ----------    ----------


Increase (Decrease) in Cash                                     (1,574)        2,418

Cash at beginning of period                                      2,418          --
                                                            ----------    ----------

Cash at end of period                                       $      844    $    2,418
                                                            ==========    ==========


Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $     --      $     --
                                                            ==========    ==========
     Income taxes paid for the year                         $     --      $     --
                                                            ==========    ==========

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities
     Related party debt settled with common stock           $   25,000    $     --
                                                            ==========    ==========


The accompanying notes are an integral part of these financial statements.

                            Tomahawk Industries, Inc.

                          Notes to Financial Statements


Note A - Organization and Description of Business

Tomahawk Industries, Inc. (Company) was incorporated under the laws of the State of Nevada on May 13, 1980. From its inception through 1988, the Company was engaged in oil and gas exploration. Beginning in 1984, the Company entered the business of installing energy recovery and energy saving devices through a then wholly-owned subsidiary.

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


Note B - Going Concern Uncertainty

The Company has effectively had no operations, assets or liabilities since its fiscal year ended April 30, 1998.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

                            Tomahawk Industries, Inc.

Note B- Going Concern Uncertainty - Continued

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

The Company has a limited operating history, minimal cash on hand, no profit and operates a business plan with inherent risk. Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


Note C - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At April 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of April 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                            Tomahawk Industries, Inc.

Note C - Summary of Significant Accounting Policies - Continued

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of April 30, 2002 and 2001, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note D - Fair Value of Financial Instruments

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