Form 10QSB
period 2002-07-31
TOMAHAWK INDUSTRIES INC
filed 2002-08-28
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


              For the quarterly period ended July 31, 2002

         Transition Report Under Section 13 or 15(d) of the Securities Exchange ------- Act of 1934


              For the transition period from ______________ to _____________

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

                                 (915) 682-1761
                                 --------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 26, 2002: 56,637,228
                                          ---------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X

                            Tomahawk Industries, Inc.

                 Form 10-QSB for the Quarter ended July 31, 2002

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


Item 1 - Part 1 - Financial Statements

                            Tomahawk Industries, Inc.
                                 Balance Sheets
                             July 31, 2002 and 2001

                                   (Unaudited)

                                                             July 31, 2002    July 31, 2001
                                                             -------------    -------------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                  $         594    $       2,427
                                                             -------------    -------------

Total Assets                                                 $         594    $       2,427
                                                             =============    =============


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
     Accounts payable - trade                                $        --      $        --
     Advances from shareholder                                        --             25,000
                                                             -------------    -------------

   Total Liabilities                                                  --             25,000
                                                             -------------    -------------


Commitments and contingencies


Shareholders' Equity Common stock - $0.001 par value
     200,000,000 shares authorized
     56,637,228 and 16,637,228 shares
     issued and outstanding, respectively                           56,637           16,637
   Additional paid-in capital                                    5,443,447        5,443,447
   Accumulated deficit                                          (5,499,490)      (5,482,657)
                                                             -------------    -------------

     Total shareholders' equity                                        594          (22,573)
                                                             -------------    -------------

Total Liabilities and Shareholders' Equity                   $         594    $       2,427
                                                             =============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                            Tomahawk Industries, Inc.
                Statements of Operations and Comprehensive Income
                    Three months ended July 31, 2002 and 2001

                                   (Unaudited)

                                                  Three months     Three months
                                                      ended             ended
                                                  July 31, 2002    July 31, 2001
                                                  -------------    -------------

Revenues                                          $        --      $        --
                                                  -------------    -------------

Expenses
   General and administrative expenses                      250             --
                                                  -------------    -------------

Income (Loss) from operations                              (250)            --

Other Income (Expense)
   Interest income                                         --                  9
                                                  -------------    -------------

Income (Loss) before provision for income taxes            (250)               9

Provision for income taxes                                 --               --
                                                  -------------    -------------

Net Income (Loss)                                          (250)               9

Other Comprehensive Income                                 --               --
                                                  -------------    -------------

Comprehensive Income (Loss)                       $        (250)   $           9
                                                  =============    =============

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                                        nil              nil
                                                  =============    =============

Weighted-average number of shares
   of common stock outstanding                       56,637,228       16,637,228
                                                  =============    =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                            Tomahawk Industries, Inc.
                            Statements of Cash Flows
                    Three months ended July 31, 2002 and 2001

                                   (Unaudited)

                                                             Three months     Three months
                                                                 ended            ended
                                                             July 31, 2002    July 31, 2001
                                                             -------------    -------------

Cash Flows from Operating Activities
   Net Income (Loss)                                         $        (250)   $           9
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Increase (Decrease) in Accounts payable - trade                --               --
                                                             -------------    -------------

Net cash used in operating activities                                 (250)               9
                                                             -------------    -------------


Cash Flows from Investing Activities                                  --               --
                                                             -------------    -------------


Cash Flows from Financing Activities                                  --               --
                                                             -------------    -------------

Increase (Decrease) in Cash and Cash Equivalents                      (250)            --

Cash and cash equivalents at beginning of period                       844            2,418
                                                             -------------    -------------

Cash and cash equivalents at end of period                   $         594    $       2,427
                                                             =============    =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $        --      $        --
                                                             =============    =============
   Income taxes paid (refunded)                              $        --      $        --
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


Note B - Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of April 30.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB/A for the year ended April 30, 2002. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2003.

                            Tomahawk Industries, Inc.

Note C - Going Concern Uncertainty

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

On August 2, 2002, the Company announced, in a Current Report on Form 8-K, that it had entered into an Agreement and Plan of Reorganization, (Reorganization Agreement) which sets forth the terms and conditions of a proposed reverse merger business combination transaction between the Company and Cryotherm, Inc. (a privately-owned Delaware corporation) (CRYO). Pursuant to the Reorganization Agreement, CRYO's shareholders will exchange 100% of the outstanding shares of CRYO for 25,000,000 newly issued, post reverse shares of Tomahawk. CRYO will, as a result, become a wholly-owned subsidiary of Tomahawk.

Cryotherm, Inc. was formed in January 2002 as a Delaware corporation to finance, develop, distribute and sell products using low-cost, pollution-free, energy-extraction technologies that can convert low-temperature heat, cryogenic cold, and kinetic energy resources into megawatts of electricity at costs competitive to fossil fuel- generated power. Cryotherm holds an exclusive license for the worldwide rights to make, use and sell energy- generating products and services based upon this patented technology. Cryotherm is a development stage enterprise and is principally focused at this time on raising sufficient capital to begin production of commercially viable products utilizing the patented technology.

Consummation of the Reorganization Agreement is subject to various conditions, including the approval by the CRYO stockholders, the receipt of required regulatory approvals, where appropriate and applicable, and the completion of due diligence by all parties to the proposed transaction. There can be no assurance that the Reorganization Agreement (or any of the transactions contemplated thereby) will be consummated or, if consummated, as to the timing thereof.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If the Reorganization Agreement is not consummated and/or no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

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

                            Tomahawk Industries, Inc.

Note C- Going Concern Uncertainty - Continued

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


Note D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At July 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of July 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of July 30, 2002 and 2001, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                            Tomahawk Industries, Inc.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note F - Advances from Controlling Shareholder

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


Note G - Common Stock Transactions

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

On August 2, 2002, the Company announced, in a Current Report on Form 8-K, that it had entered into an Agreement and Plan of Reorganization, (Reorganization Agreement) which sets forth the terms and conditions of a proposed reverse merger business combination transaction between the Company and Cryotherm, Inc. (a privately-owned Delaware corporation) (CRYO). Pursuant to the Reorganization Agreement, CRYO's shareholders will exchange 100% of the outstanding shares of CRYO for 25,000,000 newly issued, post reverse shares of Tomahawk. CRYO will, as a result, become a wholly-owned subsidiary of Tomahawk.

Cryotherm, Inc. was formed in January 2002 as a Delaware corporation to finance, develop, distribute and sell products using low-cost, pollution-free, energy-extraction technologies that can convert low-temperature heat, cryogenic cold, and kinetic energy resources into megawatts of electricity at costs competitive to fossil fuel- generated power. Cryotherm holds an exclusive license for the worldwide rights to make, use and sell energy- generating products and services based upon this patented technology. Cryotherm is a development stage enterprise and is principally focused at this time on raising sufficient capital to begin production of commercially viable products utilizing the patented technology.

Consummation of the Reorganization Agreement is subject to various conditions, including the approval by the CRYO stockholders, the receipt of required regulatory approvals, where appropriate and applicable, and the completion of due diligence by all parties to the proposed transaction. There can be no assurance that the Reorganization Agreement (or any of the transactions contemplated thereby) will be consummated or, if consummated, as to the timing thereof.

The Company had no revenue for the respective three month periods ended July 31, 2002 and 2001, respectively.

General and administrative expenses for the three months ended July 31, 2002 and 2001 were approximately $250 and $ -0-, respectively. Net income (loss) for the three months ended July 31, 2002 and 2001, respectively, was approximately $(2,600) and $(200). Earnings per share for the respective quarters ended July 30, 2002 and 2001 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Reorganization Agreement is consummated and Cryotherm begins meaningful operations.

At July 31, 2002 and 2001, respectively, the Company had working capital of approximately $600 and $(22,600).

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If the Reorganization Agreement is not consummated and/or no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

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

     None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

     On August 22, 2002, the Company filed a Preliminary Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934. The purpose of this filing is to notify the Company's non-controlling shareholders that the Company intends to take the following action by written consent of our stockholders: 1) to amend our Articles of Incorporation to change the name of the corporation to "Cryotherm Energy, Inc." and 2) to approve a 1-for-400 reverse stock split of the outstanding shares of the Company's common stock and to amend our Articles of Incorporation to reflect the reversal of the outstanding shares.

     Holders of a majority of the Company's outstanding common stock, owning approximately 70% of the outstanding shares of our Common Stock have executed a written consent in favor of the actions described above. This consent will satisfy the stockholder approval requirement for the proposed action and allows the Company's Board of Directors to take the proposed action on or after September 11,2002.

     As of the date of this filing, the Company has received comments from the staff of the U. S. Securities and Exchange Commission related to this Preliminary Information Statement. Management is in the process of addressing these comments and will file an amended document by September 1, 2002.

Item 5 - Other Information

     On August 2, 2002, the Company announced, in a Current Report on Form 8-K, that it had entered into an Agreement and Plan of Reorganization, (Reorganization Agreement) which sets forth the terms and conditions of a proposed reverse merger business combination transaction between the Company and Cryotherm, Inc. (a privately-owned Delaware corporation)
     (CRYO). Pursuant to the Reorganization Agreement, CRYO's shareholders will exchange 100% of the outstanding shares of CRYO for 25,000,000 newly issued, post reverse shares of Tomahawk. CRYO will, as a result, become a wholly-owned subsidiary of Tomahawk.

     Cryotherm, Inc. was formed in January 2002 as a Delaware corporation to finance, develop, distribute and sell products using low-cost, pollution-free, energy-extraction technologies that can convert low-temperature heat, cryogenic cold, and kinetic energy resources into megawatts of electricity at costs competitive to fossil fuel- generated power. Cryotherm holds an exclusive license for the worldwide rights to make, use and sell energy- generating products and services based upon this patented technology. Cryotherm is a development stage enterprise and is principally focused at this time on raising sufficient capital to begin production of commercially viable products utilizing the patented technology.

     Consummation of the Reorganization Agreement is subject to various conditions, including the approval by the CRYO stockholders, the receipt of required regulatory approvals, where appropriate and applicable, and the completion of due diligence by all parties to the proposed transaction. There can be no assurance that the Reorganization Agreement (or any of the transactions contemplated thereby) will be consummated or, if consummated, as to the timing thereof.

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------

     99.1 CEO/CFO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     Reports on Form 8-K
     -------------------

     August 1, 2002        Reporting  an  Agreement  and Plan of  Reorganization
                           which  sets  forth  the  terms  and  conditions  of a
                           proposed   reverse   merger   business    combination
                           transaction  between the Company and Cryotherm,  Inc.
                           (a privately-owned Delaware corporation)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Tomahawk Industries, Inc.


Dated: August 26, 2002                                      /s/ Glenn A. Little.
       ---------------                      ------------------------------------
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director