Form 10QSB
period 2002-10-31
TOMAHAWK INDUSTRIES INC
filed 2002-12-02
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934

              For the quarterly period ended October 31, 2002

         Transition Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 14, 2002: 56,637,228

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                            Tomahawk Industries, Inc.

               Form 10-QSB for the Quarter ended October 31, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                                3

  Item 2   Management's Discussion and Analysis or Plan of Operation          10

  Item 3   Controls and Procedures                                            11

Part II - Other Information

Item 1   Legal Proceedings                                                    12

Item 2   Changes in Securities                                                12

Item 3   Defaults Upon Senior Securities                                      12

Item 4   Submission of Matters to a Vote of Security Holders                  12

Item 5   Other Information                                                    12

Item 6   Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    13

Certifications pursuant to Sarbanes Oxley Act of 2002                         14


Item 1 - Part 1
  Financial Statements

                            Tomahawk Industries, Inc.
                                 Balance Sheets
                            October 31, 2002 and 2001

                                   (Unaudited)

                                                              October 31,    October 31,
                                                                  2002           2001
                                                              -----------    -----------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                   $       594    $       846
                                                              -----------    -----------

Total Assets                                                  $       594    $       846
                                                              ===========    ===========

                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
     Accounts payable - trade                                 $      --      $      --
     Advances from shareholder                                       --             --
                                                              -----------    -----------

   Total Liabilities                                                 --             --
                                                              -----------    -----------


Commitments and contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     200,000,000 shares authorized
     56,637,228 shares issued and outstanding, respectively        56,637         56,637
   Additional paid-in capital                                   5,443,447      5,443,447
   Accumulated deficit                                         (5,499,490)    (5,499,238)
                                                              -----------    -----------

     Total shareholders' equity                                       594            846
                                                              -----------    -----------

Total Liabilities and Shareholders' Equity                    $       594    $       846
                                                              ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                            Tomahawk Industries, Inc.
                Statements of Operations and Comprehensive Income
              Six and Three months ended October 31, 2002 and 2001

                                                    (Unaudited)

                                          Six months      Six months     Three months   Three months
                                             ended           ended           ended          ended
                                          October 31,     October 31,     October 31,    October 31,
                                              2002            2001            2002           2001
                                         ------------    ------------    ------------   ------------


Revenues                                 $       --      $       --      $       --     $       --
                                         ------------    ------------    ------------   ------------
Expenses
   General and administrative expenses            250          16,588            --           16,588
                                         ------------    ------------    ------------   ------------

Income (Loss) from operations                    (250)        (16,588)           --          (16,588)

Other Income (Expense)
   Interest income                               --                16            --                7
                                         ------------    ------------    ------------   ------------

Income (Loss) before
   provision for income taxes                    (250)        (16,572)           --          (16,581)

Provision for income taxes                       --              --              --             --
                                         ------------    ------------    ------------   ------------

Net Income (Loss)                                (250)        (16,572)           --          (16,581)

Other Comprehensive Income                       --              --              --             --
                                         ------------    ------------    ------------   ------------

Comprehensive Income (Loss)              $       (250)   $    (16,572)   $       --     $    (16,581)
                                         ============    ============    ============   ============
Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                              nil             nil             nil            nil
                                         ============    ============    ============   ============

Weighted-average number of shares
   of common stock outstanding             56,975,039      24,771,126      56,637,228     32,724,185
                                         ============    ============    ============   ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                            Tomahawk Industries, Inc.
                            Statements of Cash Flows
                   Six months ended October 31, 2002 and 2001

                                   (Unaudited)

                                                                         Six months     Six months
                                                                            ended          ended
                                                                         October 31,    October 31,
                                                                             2002           2001
                                                                         -----------    -----------

Cash Flows from Operating Activities
   Net Income (Loss)                                                     $      (250)   $   (16,572)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Increase (Decrease) in Accounts payable - trade                          --             --
                                                                         -----------    -----------
Net cash used in operating activities                                           (250)       (16,572)
                                                                         -----------    -----------


Cash Flows from Investing Activities                                            --             --
                                                                         -----------    -----------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                                           --           15,000
                                                                         -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                                (250)        (1,572)

Cash and cash equivalents at beginning of period                                 844          2,418
                                                                         -----------    -----------

Cash and cash equivalents at end of period                               $       594    $       846
                                                                         ===========    ===========
Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                       $      --      $      --
                                                                         ===========    ===========
   Income taxes paid (refunded)                                          $      --      $      --
                                                                         ===========    ===========

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Conversion of loan from shareholder to common stock                   $      --      $    25,000
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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending April 30, 2003.

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

On August 2, 2002, the Company announced, in a Current Report on Form 8-K, that it had entered into an Agreement and Plan of Reorganization, (Reorganization Agreement) which sets forth the terms and conditions of a proposed reverse merger business combination transaction between the Company and Cryotherm, Inc. (a privately-owned Delaware corporation) (CRYO). Pursuant to the Reorganization Agreement, CRYO's shareholders will exchange 100% of the outstanding shares of CRYO for 25,000,000 newly issued, post reverse shares of Tomahawk. As a result of this tentative transaction, CRYO would have become a wholly-owned subsidiary of Tomahawk.

Consummation of the Reorganization Agreement was subject to various conditions, including the approval by the CRYO stockholders, the receipt of required regulatory approvals, where appropriate and applicable, and the completion of due diligence by all parties to the proposed transaction. During November 2002, the parties to this proposed agreement agreed to terminate the proposed Reorganization Agreement.

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

                            Tomahawk Industries, Inc.

Note C- Going Concern Uncertainty - Continued

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At October 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of October 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of October 31, 2002 and 2001, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.



                (Remainder of this page left blank intentionally)

                            Tomahawk Industries, Inc.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


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

On August 2, 2002, the Company announced, in a Current Report on Form 8-K, that it had entered into an Agreement and Plan of Reorganization, (Reorganization Agreement) which sets forth the terms and conditions of a proposed reverse merger business combination transaction between the Company and Cryotherm, Inc. (a privately-owned Delaware corporation) (CRYO). Pursuant to the Reorganization Agreement, CRYO's shareholders will exchange 100% of the outstanding shares of CRYO for 25,000,000 newly issued, post reverse shares of Tomahawk. As a result of this tentative transaction, CRYO would have become a wholly-owned subsidiary of Tomahawk.

Consummation of the Reorganization Agreement was subject to various conditions, including the approval by the CRYO stockholders, the receipt of required regulatory approvals, where appropriate and applicable, and the completion of due diligence by all parties to the proposed transaction. During November 2002, the parties to this proposed agreement agreed to terminate the proposed Reorganization Agreement.

The Company had no revenue for the respective six and three month periods ended October 31, 2002 and 2001, respectively.

General and administrative expenses for the six and three months ended October 31, 2002 and 2001 were approximately $250 and $ -0- and $16,588 and $16,588, respectively. Net (loss) for the six months ended October 31, 2002 and 2001, respectively, was approximately $(250) and $(16,588). Earnings per share for the respective six month periods ended October 31, 2002 and 2001 was $0.00 and $0.00 on the weighted-average post- reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Reorganization Agreement is consummated and Cryotherm begins meaningful operations.

At October 31, 2002 and 2001, respectively, the Company had working capital of approximately $600 and $850.

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


Part I - Item 3
   Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

     Due to the termination of the Cryotherm Reorganization Agreement, the Company has withdrawn this Preliminary Information Statement.

Item 5 - Other Information

     On August 2, 2002, the Company announced, in a Current Report on Form 8-K, that it had entered into an Agreement and Plan of Reorganization, (Reorganization Agreement) which sets forth the terms and conditions of a proposed reverse merger business combination transaction between the Company and Cryotherm, Inc. (a privately-owned Delaware corporation)
     (CRYO). Pursuant to the Reorganization Agreement, CRYO's shareholders will exchange 100% of the outstanding shares of CRYO for 25,000,000 newly issued, post reverse shares of Tomahawk. As a result of this tentative transaction, CRYO would have become a wholly-owned subsidiary of Tomahawk.

     Consummation of the Reorganization Agreement was subject to various conditions, including the approval by the CRYO stockholders, the receipt of required regulatory approvals, where appropriate and applicable, and the completion of due diligence by all parties to the proposed transaction.

     On November 14, 2002, in a Current Report on Form 8-K, the Company announced that the terms and conditions related to the Reorganization
     Agreement had been terminated. Accordingly, there will be no change in control of the Company and the Reorganization Agreement is of no further force or effect.

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------
          None

     Reports on Form 8-K
     -------------------
          November 14, 2002 Announcing the termination of the Reorganization Agreement with Cryotherm, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Tomahawk Industries, Inc.

Dated: November 22, 2002                              /s/ Glenn A. Little.
                                            ------------------------------------
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director

                 Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Tomahawk Industries, Inc. (Registrant) on Form 10-QSB for the quarter ended October 31, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, Glenn A. Little, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1)   I  have  reviewed  this  Quarterly   Report  on  Form  10-QSB  of  Tomahawk
     Industries, Inc. for the quarter ended October 31, 2002.

2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Glenn A. Little                                     Dated: November 22, 2002
---------------------------                                    -----------------
Glenn A. Little
Chief Executive Officer and
Chief Financial Officer