Form 10QSB
period 2003-01-31
TOMAHAWK INDUSTRIES INC
filed 2003-03-17
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

  X      Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


                  For the quarterly period ended January 31, 2003

         Transition Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


                  For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-9483
                                                 ------

                            Tomahawk Industries, Inc.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                95-3502207
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 17, 2003: 56,637,228
                                          --------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                            Tomahawk Industries, Inc.

               Form 10-QSB for the Quarter ended January 31, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         10

  Item 3   Controls and Procedures                                           12

Part II - Other Information

  Item 1   Legal Proceedings                                                 13

  Item 2   Changes in Securities                                             13

  Item 3   Defaults Upon Senior Securities                                   13

  Item 4   Submission of Matters to a Vote of Security Holders               13

  Item 5   Other Information                                                 13

  Item 6   Exhibits and Reports on Form 8-K                                  13

Signatures                                                                   13

Certifications pursuant to Sarbanes Oxley Act of 2002                        14


Part 1 - Item 1 - Financial Statements

                            Tomahawk Industries, Inc.
                                 Balance Sheets
                            January 31, 2003 and 2002

                                   (Unaudited)

                                                              January 31,    January 31,
                                                                  2003           2002
                                                              -----------    -----------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                   $       594    $       846
                                                              -----------    -----------

Total Assets                                                  $       594    $       846
                                                              ===========    ===========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                                   $      --      $      --
                                                              -----------    -----------

     Total liabilities                                               --             --
                                                              -----------    -----------

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


                            Tomahawk Industries, Inc.
                Statements of Operations and Comprehensive Income
              Nine and Three months ended January 31, 2003 and 2002

                                   (Unaudited)

                                          Nine months     Nine months    Three months   Three months
                                             ended           ended           ended          ended
                                          January 31,     January 31,     January 31,    January 31,
                                              2003            2002           2003            2002
                                         ------------    ------------    ------------   ------------

Revenues                                 $       --      $       --      $       --     $       --
                                         ------------    ------------    ------------   ------------

Expenses
   General and administrative expenses            250          16,572            --             --
                                         ------------    ------------    ------------   ------------

Income (Loss) before Income Taxes                (250)        (16,572)           --             --

Provision for Income Taxes                       --              --              --             --
                                         ------------    ------------    ------------   ------------

Net Income (Loss)                                (250)        (16,572)           --             --

Other Comprehensive Income                       --              --              --             --
                                         ------------    ------------    ------------   ------------

Comprehensive Income (Loss)              $       (250)   $    (16,572)   $       --     $       --
                                         ============    ------------    ------------   ------------

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                              nil             nil             nil            nil
                                         ============    ============    ============   ============

Weighted-average number of shares
   of common stock outstanding             56,637,228      35,393,160      56,637,228     56,637,228
                                         ============    ============    ============   ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                            Tomahawk Industries, Inc.
                            Statements of Cash Flows
                   Nine months ended January 31, 2003 and 2002

                                   (Unaudited)

                                                                         Nine months    Nine months
                                                                            ended          ended
                                                                         January 31,    January 31,
                                                                             2003           2002
                                                                         -----------    -----------
Cash Flows from Operating Activities
   Net Income (Loss)                                                     $      (250)   $   (16,572)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase (Decrease) in Accounts payable - trade                        --             --
                                                                         -----------    -----------

Net cash used in operating activities                                           (250)       (16,572)
                                                                         -----------    -----------


Cash Flows from Investing Activities                                            --             --
                                                                         -----------    -----------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                                           --           15,000
                                                                         -----------    -----------

Net cash provided by financing activities                                       --           15,000
                                                                         -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                                (250)        (1,572)

Cash and cash equivalents at beginning of period                                 844          2,418
                                                                         -----------    -----------

Cash and cash equivalents at end of period                               $       594    $       846
                                                                         ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                       $      --      $      --
                                                                         ===========    ===========
   Income taxes paid (refunded)                                          $      --      $      --
                                                                         ===========    ===========

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Conversion of loan from shareholder to common stock                   $      --      $    25,000
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

In July 1987, the Company filed for protection under Chapter 11 of the U. S. Bankruptcy Code and operated as a debtor-in-possession. Subsequent thereto, the petition for bankruptcy protection was denied and the Company ceased all business operations, liquidated its former subsidiary and abandoned all net assets remaining by April 30, 1988.

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At January 31, 2002 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of January 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of January 31, 2003 and 2002, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.



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

The Company had no revenue for the respective nine and three month periods ended January 31, 2003 and 2002, respectively.

General and administrative expenses for the nine and three months ended January 31, 2003 and 2002 were approximately $250 and $ -0- and $16,572 and $16,572, respectively. Net (loss) for the nine months ended January 31, 2003 and 2002, respectively, was approximately $(250) and $(16,572). Earnings per share for the respective nine month periods ended January 31, 2003 and 2002 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Reorganization Agreement is consummated and Cryotherm begins meaningful operations.

At January 31, 2003 and 2002, respectively, the Company had working capital of approximately $600 and $850.

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


Part I - Item 3
    Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

Part II - Other Information

Item 1 - Legal Proceedings

    None

Item 2 - Changes in Securities

    None

Item 3 - Defaults on Senior Securities

    None

Item 4 - Submission of Matters to a Vote of Security Holders

    None

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

    Exhibits
    --------
      None

    Reports on Form 8-K
    -------------------
      None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Tomahawk Industries, Inc.

Dated: March 17, 2003                                    /s/ Glenn A. Little.
       --------------                       ------------------------------------
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director

                 Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Tomahawk Industries, Inc. (Registrant) on Form 10-QSB for the quarter ended January 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Glenn A. Little, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1)   I  have  reviewed  this  Quarterly   Report  on  Form  10-QSB  of  Tomahawk
     Industries, Inc. for the quarter ended January 31, 2003.

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


/s/ Glenn A. Little                                        Dated: March 17, 2003
-------------------                                               --------------

Glenn A. Little
Chief Executive Officer and
Chief Financial Officer