Form 10QSB
period 2003-07-31
TOMAHAWK INDUSTRIES INC
filed 2003-08-21
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


              For the quarterly period ended July 31, 2003

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

                                 (915) 682-1761
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 18, 2003: 56,637,228

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                            Tomahawk Industries, Inc.

                 Form 10-QSB for the Quarter ended July 31, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         11

  Item 3   Controls and Procedures                                           12

Part II - Other Information

  Item 1   Legal Proceedings                                                 12

  Item 2   Changes in Securities                                             12

  Item 3   Defaults Upon Senior Securities                                   13

  Item 4   Submission of Matters to a Vote of Security Holders               13

  Item 5   Other Information                                                 13

  Item 6   Exhibits and Reports on Form 8-K                                  13


Signatures                                                                   13


Part I
Item 1 - Financial Statements

                            Tomahawk Industries, Inc.
                                 Balance Sheets
                             July 31, 2003 and 2002

                                   (Unaudited)

                                                             July 31, 2003    July 31, 2002
                                                             -------------    -------------
                                     Assets
Assets
   Cash on hand and in bank                                  $         594    $         594
                                                             -------------    -------------

Total Assets                                                 $         594    $         594
                                                             =============    =============


                      Liabilities and Shareholders' Equity

 Liabilities
     Accounts payable - trade                                $        --      $        --
     Advances from shareholder                                       5,144             --
                                                             -------------    -------------

   Total Liabilities                                                 5,144             --
                                                             -------------    -------------


Commitments and contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     200,000,000 shares authorized
     56,637,228 and 56,637,228 shares
     issued and outstanding, respectively                           56,637           56,637
   Additional paid-in capital                                    5,443,447        5,443,447
   Accumulated deficit                                          (5,504,634)      (5,499,490)
                                                             -------------    -------------

     Total shareholders' equity                                     (5,144)             594
                                                             -------------    -------------

Total Liabilities and Shareholders' Equity                   $      (5,144)   $         594
                                                             =============    =============




The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3

                            Tomahawk Industries, Inc.
                 Statements of Operations and Comprehensive Loss
                    Three months ended July 31, 2003 and 2002

                                   (Unaudited)

                                                  Three months     Three months
                                                     ended            ended
                                                 July 31, 2003    July 31, 2002
                                                 -------------    -------------

Revenues                                         $        --      $        --
                                                 -------------    -------------

Expenses
   General and administrative expenses                   5,144              250
                                                 -------------    -------------

Loss from operations                                    (5,144)            (250)

Other Income (Expense)                                    --               --
                                                 -------------    -------------

Loss before provision for income taxes                  (5,144)            (250)

Provision for income taxes                                --               --
                                                 -------------    -------------

Net Loss                                                (5,144)            (250)

Other Comprehensive Income                                --               --
                                                 -------------    -------------

Comprehensive Loss                               $      (5,144)   $        (250)
                                                 =============    =============

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                                       nil              nil
                                                 =============    =============

Weighted-average number of shares
   of common stock outstanding                      56,637,228       56,637,228
                                                 =============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                            Tomahawk Industries, Inc.
                            Statements of Cash Flows
                    Three months ended July 31, 2003 and 2002

                                   (Unaudited)

                                                                     Three months    Three months
                                                                         ended           ended
                                                                    July 31, 2003    July 31, 2002
                                                                    -------------    -------------
Cash Flows from Operating Activities
   Net Loss                                                         $      (5,144)   $        (250)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                         --               --
                                                                    -------------    -------------

   Net cash used in operating activities                                   (5,144)            (250)
                                                                    -------------    -------------


Cash Flows from Investing Activities                                         --               --
                                                                    -------------    -------------


Cash Flows from Financing Activities
   Cash advanced by controlling shareholder to support operations           5,144             --
                                                                    -------------    -------------

   Net cash provided by financing activities                                5,144             --
                                                                    -------------    -------------

Increase (Decrease) in Cash and Cash Equivalents                             --               (250)

Cash and cash equivalents at beginning of period                              594              844
                                                                    -------------    -------------

Cash and cash equivalents at end of period                          $         594    $         594
                                                                    =============    =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                  $        --      $        --
                                                                    =============    =============
   Income taxes paid (refunded) during the period                   $        --      $        --
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

In July 1987, the Company filed for protection under Chapter 11 of the U. S. Bankruptcy Code and operated as a debtor-in-possession. Subsequent thereto, the petition for bankruptcy protection was denied. The Company then ceased all business operations, liquidated its former subsidiary and abandoned all net assets remaining by April 30, 1988.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended April 30, 2003. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending April 30, 2004.

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

                            Tomahawk Industries, Inc.

Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At July 31, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of July 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of July 31, 2003 and 2002, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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

                            Tomahawk Industries, Inc.

Note F - Advances from Controlling Shareholder - Continued

During the quarter ended July 31, 2003, the Company's controlling shareholder advanced approximately $5,100 through payments on the Company's behalf to support operations and the corporate entity. These advances are non-interest bearing and are repayable upon demand.


Note G - Income Taxes

The components of income tax (benefit) expense for the three months ended July 31, 2003 and 2002, respectively, are as follows:

                                                    Three months    Three months
                                                       ended           ended
                                                   July 31, 2003   July 31, 2003
                                                   -------------   -------------

     Federal:
       Current                                     $        --     $        --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

       Total                                       $        --     $        --
                                                   =============   =============

As of July 31, 2003, the Company has a net operating loss carryforward of approximately $21,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the three months ended July 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Three months     Three months
                                                                ended            ended
                                                            July 31, 2003    July 31, 2002
                                                            -------------    -------------
Statutory rate applied to income before income taxes        $      (1,750)   $         (85)
Increase (decrease) in income taxes resulting from:
     State income taxes                                              --               --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward           1,750               85
                                                            -------------    -------------

       Income tax expense                                   $        --      $        --
                                                            =============    =============

                            Tomahawk Industries, Inc.

Note G - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of July 31, 2003 and 2001, respectively:

                                                 July 31, 2003    July 31, 2002
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $       7,500    $       5,635
       Less valuation allowance                         (7,500)          (5,635)
                                                 -------------    -------------

     Net Deferred Tax Asset                      $        --      $        --
                                                 =============    =============

During the three months ended July 31, 2003 and 2002, respectively, the reserve for the deferred current tax asset increased (decreased) by approximately $1,865 and $85.




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

In July 1987, the Company filed for protection under Chapter 11 of the U. S. Bankruptcy Code and operated as a debtor-in-possession. Subsequent thereto, the petition for bankruptcy protection was denied. The Company then ceased all business operations and abandoned all net assets remaining by April 30, 1988.

The Company has effectively had no operations, assets or liabilities since its fiscal year ended April 30, 1998.

The Company had no revenue for the respective three month periods ended July 31, 2002 and 2001, respectively.

General and administrative expenses for the three months ended July 31, 2003 and 2002 were approximately $5,144 and $250, respectively. These expenses consisted primarily of legal and accounting expenses associated with maintaining the corporate status of the Company and compliance with the periodic reporting requirements of the Securities Exchange Act of 1934 ('34 Act).

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the '34 Act.

Net income (loss) for the three months ended July 31, 2003 and 2002, respectively, was approximately $(5,144) and $(250). Earnings per share for the respective quarters ended July 30, 2002 and 2001 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

At July 31, 2003 and 2002, respectively, the Company had working capital of approximately $600 and $600.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits

   Exhibits
   --------
     31.1 Certification  Pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002
     32.1 Certification  Pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002

   Reports on Form 8-K
     None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Tomahawk Industries, Inc.

Dated: August 18, 2003                               /s/ Glenn A. Little.
       ---------------                      ------------------------------------
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director