Form 10QSB
period 2003-10-31
TOMAHAWK INDUSTRIES INC
filed 2003-12-02
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


              For the quarterly period ended October 31, 2003

         Transition Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


              For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-9483
                                                 -------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 24, 2003: 56,637,228

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                            Tomahawk Industries, Inc.

               Form 10-QSB for the Quarter ended October 31, 2003

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


Part I
Item 1 - Financial Statements

                            Tomahawk Industries, Inc.
                                 Balance Sheets
                            October 31, 2003 and 2002

                                   (Unaudited)

                                                              October 31,    October 31,
                                                                  2003           2002
                                                              -----------    -----------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                   $       594    $       594
                                                              -----------    -----------

Total Assets                                                  $       594    $       594
                                                              ===========    ===========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
     Accounts payable - trade                                 $      --      $      --
     Advances from shareholder                                      5,144           --
                                                              -----------    -----------

   Total Liabilities                                                5,144           --
                                                              -----------    -----------


Commitments and contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     200,000,000 shares authorized
     56,637,228 shares issued and outstanding, respectively        56,637         56,637
   Additional paid-in capital                                   5,443,447      5,443,447
   Accumulated deficit                                         (5,504,634)    (5,499,490)
                                                              -----------    -----------

     Total shareholders' equity                                    (4,550)           594
                                                              -----------    -----------

Total Liabilities and Shareholders' Equity                    $       594    $       594
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


                            Tomahawk Industries, Inc.
                 Statements of Operations and Comprehensive Loss
              Six and three months ended October 31, 2003 and 2002

                                   (Unaudited)

                                          Six months      Six months     Three months   Three months
                                             ended           ended           ended          ended
                                          October 31,     October 31,     October 31,    October 31,
                                             2003            2002            2003           2002
                                         ------------    ------------    ------------   ------------

Revenues                                 $       --      $       --      $       --     $       --
                                         ------------    ------------    ------------   ------------

Expenses
   General and administrative expenses          5,144             250            --             --
                                         ------------    ------------    ------------   ------------

Loss from operations                           (5,144)           (250)           --             --

Other Income (Expense)                           --              --              --             --
                                         ------------    ------------    ------------   ------------

Loss before provision for income taxes         (5,144)           (250)           --             --

Provision for income taxes                       --              --              --             --
                                         ------------    ------------    ------------   ------------

Net Loss                                       (5,144)           (250)           --             --

Other Comprehensive Income                       --              --              --             --
                                         ------------    ------------    ------------   ------------

Comprehensive Loss                       $     (5,144)   $       (250)   $       --     $       --
                                         ============    ============    ============   ============

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                              nil             nil             nil            nil
                                         ============    ============    ============   ============

Weighted-average number of shares
   of common stock outstanding             56,637,228      56,637,228      56,637,228     56,637,228
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


                            Tomahawk Industries, Inc.
                            Statements of Cash Flows
                   Six months ended October 31, 2003 and 2002

                                   (Unaudited)

                                                                    Six months     Six months
                                                                       ended          ended
                                                                    October 31,    October 31,
                                                                        2003           2002
                                                                    -----------    -----------
Cash Flows from Operating Activities
   Net Loss                                                         $    (5,144)   $      (250)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                       --             --
                                                                    -----------    -----------

   Net cash used in operating activities                                 (5,144)          (250)
                                                                    -----------    -----------


Cash Flows from Investing Activities                                       --             --
                                                                    -----------    -----------


Cash Flows from Financing Activities
   Cash advanced by controlling shareholder to support operations         5,144           --
                                                                    -----------    -----------

   Net cash provided by financing activities                              5,144           --
                                                                    -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                           --             (250)

Cash and cash equivalents at beginning of period                            594            844
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $       594    $       594
                                                                    ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                  $      --      $      --
                                                                    ===========    ===========
   Income taxes paid (refunded) during the period                   $      --      $      --
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

                            Tomahawk Industries, Inc.

Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At October 31, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of October 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of October 31, 2003 and 2002, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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


Note G - Income Taxes

The components of income tax (benefit) expense for the six months ended October 31, 2003 and 2002, respectively, are as follows:

                                                        Six months    Six months
                                                          ended         ended
                                                       October 31,   October 31,
                                                           2003          2002
                                                       -----------   -----------
     Federal:
       Current                                         $      --     $      --
       Deferred                                               --            --
                                                       -----------   -----------
                                                              --            --
                                                       -----------   -----------
     State:
       Current                                                --            --
       Deferred                                               --            --
                                                       -----------   -----------
                                                              --            --
                                                       -----------   -----------

       Total                                           $      --     $      --
                                                       ===========   ===========

As of October 31, 2003, the Company has a net operating loss carryforward of approximately $21,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the six months ended October 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Six months     Six months
                                                               ended          ended
                                                            October 31,    October 31,
                                                               2003           2002
                                                            -----------    -----------
Statutory rate applied to income before income taxes        $    (1,750)   $       (85)
Increase (decrease) in income taxes resulting from:
     State income taxes                                            --             --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward         1,750             85
                                                            -----------    -----------

       Income tax expense                                   $      --      $      --
                                                            ===========    ===========

                            Tomahawk Industries, Inc.

Note G - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of October 31, 2003 and 2001, respectively:

                                                     October 31,    October 31,
                                                         2003           2002
                                                     -----------    -----------
     Deferred tax assets
       Net operating loss carryforwards              $     7,500    $     5,635
       Less valuation allowance                           (7,500)        (5,635)
                                                     -----------    -----------

     Net Deferred Tax Asset                          $      --      $      --
                                                     ===========    ===========

During the six months ended October 31, 2003 and 2002, respectively, the reserve for the deferred current tax asset increased (decreased) by approximately $1,865 and $85.




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

The Company had no revenue for the respective six and three month periods ended October 31, 2003 and 2002, respectively.

General and administrative expenses for the six months ended October 31, 2003 and 2002 were approximately $5,144 and $250, respectively. These expenses consisted primarily of legal and accounting expenses associated with maintaining the corporate status of the Company and compliance with the periodic reporting requirements of the Securities Exchange Act of 1934 ('34 Act).

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the '34 Act.

Net income (loss) for the three months ended October 31, 2003 and 2002, respectively, was approximately $(5,144) and $(250). Earnings per share for the respective quarters ended October 30, 2003 and 2002 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

At October 31, 2003 and 2002, respectively, the Company had working capital of approximately $600 and $600.

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

                                                       Tomahawk Industries, Inc.

Dated: November 24, 2003                                /s/ Glenn A. Little.
       -----------------                    ------------------------------------
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director