Form 10QSB
period 2004-01-31
TOMAHAWK INDUSTRIES INC
filed 2004-02-12
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


              For the quarterly period ended January 31, 2004

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

                  211 West Wall Street, Midland, TX 79701-4556
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (432) 682-1761
                                 --------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 10, 2004: 56,637,228

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                            Tomahawk Industries, Inc.

               Form 10-QSB for the Quarter ended January 31, 2004

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


Part I
Item 1 - Financial Statements

                            Tomahawk Industries, Inc.
                                 Balance Sheets
                            January 31, 2004 and 2003

                                   (Unaudited)

                                                              January 31,    January 31,
                                                                 2004           2003
                                                              -----------    -----------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                   $       594    $       594
                                                              -----------    -----------

Total Assets                                                  $       594    $       594
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


                            Tomahawk Industries, Inc.
                 Statements of Operations and Comprehensive Loss
              Nine and Three months ended January 31, 2004 and 2003

                                   (Unaudited)

                                          Nine months     Nine months    Three months   Three months
                                             ended           ended           ended          ended
                                          January 31,     January 31,     January 31,    January 31,
                                             2004            2003            2004           2003
                                         ------------    ------------    ------------   ------------

Revenues                                 $       --      $       --      $       --     $       --
                                         ------------    ------------    ------------   ------------

Expenses
   General and administrative expenses          5,144             250            --             --
                                         ------------    ------------    ------------   ------------

Loss from operations                           (5,144)           (250)           --             --

Other Income (Expense)                           --              --              --             --
                                         ------------    ------------    ------------   ------------

Loss before provision for income taxes         (5,144)           (250)           --             --

Provision for income taxes                       --              --              --             --
                                         ------------    ------------    ------------   ------------

Net Loss                                       (5,144)           (250)           --             --

Other Comprehensive Income                       --              --              --             --
                                         ------------    ------------    ------------   ------------

Comprehensive Loss                       $     (5,144)   $       (250)   $       --     $       --
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


                            Tomahawk Industries, Inc.
                            Statements of Cash Flows
                   Nine months ended January 31, 2004 and 2003

                                   (Unaudited)

                                                                    Nine months    Nine months
                                                                       ended          ended
                                                                    January 31,    January 31,
                                                                       2004           2003
                                                                    -----------    -----------
Cash Flows from Operating Activities
   Net Loss                                                         $    (5,144)   $      (250)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                       --             --
                                                                    -----------    -----------

   Net cash used in operating activities                                 (5,144)          (250)
                                                                    -----------    -----------


Cash Flows from Investing Activities                                       --             --
                                                                    -----------    -----------


Cash Flows from Financing Activities
   Cash advanced by controlling shareholder to support operations         5,144           --
                                                                    -----------    -----------

   Net cash provided by financing activities                              5,144           --
                                                                    -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                           --             (250)

Cash and cash equivalents at beginning of period                            594            844
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $       594    $       594
                                                                    ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                  $      --      $      --
                                                                    ===========    ===========
   Income taxes paid (refunded) during the period                   $      --      $      --
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

                            Tomahawk Industries, Inc.

Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At January 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of January 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of January 31, 2004 and 2003, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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



                (Remainder of this page left blank intentionally)

                            Tomahawk Industries, Inc.

Note F - Advances from Controlling Shareholder

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


Note G - Income Taxes

The components of income tax (benefit) expense for the nine months ended January 31, 2004 and 2003, respectively, are as follows:

                                                       Nine months   Nine months
                                                          ended         ended
                                                       January 31,   January 31,
                                                          2004          2003
                                                       -----------   -----------
     Federal:
       Current                                         $      --     $      --
       Deferred                                               --            --
                                                       -----------   -----------
                                                              --            --
                                                       -----------   -----------
     State:
       Current                                                --            --
       Deferred                                               --            --
                                                       -----------   -----------
                                                              --            --
                                                       -----------   -----------

       Total                                           $      --     $      --
                                                       ===========   ===========

As of January 31, 2003, the Company has a net operating loss carryforward of approximately $21,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.


                            Tomahawk Industries, Inc.

                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for the nine months ended January 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Nine months    Nine months
                                                               ended          ended
                                                            January 31,    January 31,
                                                               2004           2003
                                                            -----------    -----------
Statutory rate applied to income before income taxes        $    (1,750)   $       (85)
Increase (decrease) in income taxes resulting from:
     State income taxes                                            --             --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward         1,750             85
                                                            -----------    -----------

       Income tax expense                                   $      --      $      --
                                                            ===========    ===========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of January 31, 2004 and 2003, respectively:


                                                     January 31,    January 31,
                                                        2004           2003
                                                     -----------    -----------
     Deferred tax assets
       Net operating loss carryforwards              $     7,500    $     5,635
       Less valuation allowance                           (7,500)        (5,635)
                                                     -----------    -----------

     Net Deferred Tax Asset                          $      --      $      --
                                                     ===========    ===========

During the nine  months  ended  January  31,  2003 and 2002,  respectively,  the
reserve  for  the  deferred   current  tax  asset   increased   (decreased)   by
approximately $1,865 and $85.






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

The Company had no revenue for the respective nine and three month periods ended January 31, 2004 and 2003, respectively.

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

Net income (loss) for the nine months ended January 31, 2004 and 2003, respectively, was approximately $(5,144) and $(250). Earnings per share for the respective year-to-date periods ended January 31, 2004 and 2003 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

At January 31, 2004 and 2003, respectively, the Company had working capital of approximately $600 and $600.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Dated: February 10, 2004                            /s/ Glenn A. Little.
       -----------------                    ------------------------------------
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director