Form 10KSB
period 2004-04-30
TOMAHAWK INDUSTRIES INC
filed 2004-08-13
CIK 318299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                    For the fiscal year ended April 30, 2004

 [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                         Commission file number: 0-9483

                            TOMAHAWK INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

            NEVADA                                          95-3502207
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

               240 West 35th Street, Suite 402, New York, NY 10001
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number: (212) 239-2666

         Securities registered under Section 12(b) of the Exchange Act:  None.

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on June 30, 2004 was $7,871,392.

As of August 12, 2004, we had 200,000,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I

Item 1.   Description of Business                                             3
Item 2.   Description of Property                                            11
Item 3.   Legal Proceedings                                                  11
Item 4.   Submission of Matters to a Vote of Security Holders                11

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters           12
Item 6.   Management's Discussion and Analysis and Plan of Operation         14
Item 7.   Financial Statements                                               19
Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure                                           37
Item 8A.  Controls and Procedures.                                           37

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange Act         38
Item 10.  Executive Compensation                                             40
Item 11.  Security Ownership of Certain Beneficial Owners and Management     43
Item 12.  Certain Relationships and Related Transactions                     45
Item 13.  Exhibits and Reports on Form 8-K                                   46
Item 14.  Principal Accountant Fees and Services                             47

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

We are a Nevada corporation named Tomahawk Industries, Inc. ("Tomahawk," "we,"
"us," or the "Company").

We only recently began our current business operations. Prior to February 27,
2004, we did not conduct any substantive operations. On February 27, 2004, we acquired the business of Sparta Commercial Services, LLC.

Sparta Commercial Services, LLC is a Delaware limited liability company formed on October 1, 2001. Sparta's business plan is to act as an originator and indirect lender for retail installment loan and lease financing for the purchase or lease of new and used motorcycles, scooters, and all-terrain vehicles (ATVs).
From inception through April 30, 2004, Sparta has been in its start-up and developmental stages. Through April 30, 2004, Sparta had no revenues and incurred significant operational losses.

Our offices are located at 240 West 35th Street, Suite 402, New York, NY 10001,
telephone number: (212) 239-2666. We maintain a website at:
www.spartacommercial.com.

OUR ORGANIZATION HISTORY

Our company was incorporated under the laws of the State of Nevada on May 13,
1980 under the name Tomahawk Oil and Minerals, Inc. and engaged in oil and gas exploration activities.

On November 6, 1983, the company changed its corporate name to Tomahawk
Industries, Inc.

In 1984, Tomahawk entered the business of installing energy recovery and energy saving devices.

In July 1987, Tomahawk filed for protection under Chapter 11 of the U. S.
Bankruptcy Code and operated as a debtor-in-possession. The petition for bankruptcy protection was denied. Tomahawk ceased all business operations, liquidated its former subsidiary and abandoned all net assets remaining by April
30, 1988. Tomahawk effectively had no operations, assets or liabilities since its fiscal year ended April 30, 1988 through February 27, 2004.

ACQUISITION OF SPARTA

On February 27, 2004, pursuant to an Agreement and Plan of Reorganization, we acquired Sparta Commercial Services, LLC, in a transaction viewed as a reverse acquisition

Under the terms of the agreement, we acquired all of the outstanding membership interests in Sparta in exchange for the agreement to issue 629,874,626 shares of our common stock. As of February 26, 2004, we had an authorized capital of
200,000,000 shares and 56,637,228 shares issued and outstanding, and we issued the remaining 143,362,772 shares to Sparta members; accordingly, the balance of the shares due to Sparta members will be issued upon completion of an increase in Tomahawk's authorized capital or completion of a reverse split of the outstanding shares. The shares issued and to be issued to the Sparta members would constitute approximately 91.75% percent of our outstanding shares.

Sparta also entered into a consulting agreement for business and financial services with Glenn A. Little, the former principal of Tomahawk. The agreement is for a term of one year. Mr. Little received a fee of $100,000 pursuant to the consulting agreement.

As a result of the acquisition, a change in control occurred in the ownership and management of Tomahawk. In connection with the acquisition, the managing member of Sparta, Anthony Havens, was appointed President and Chairman of
Tomahawk. The former directors and officers of Tomahawk resigned as of the acquisition date.

--------------------------------------------------------------------------------

OUR BUSINESS

We seek to become a specialized consumer finance company engaged primarily in the origination of lease and retail installment sales contracts of new and used motorcycles, scooters, and ATVs. We believe that the market for consumer finance programs for motorcycles and ATVs is underserved by traditional lenders.

We seek to provide both indirect loans and lease financing for motorcycles and
ATVs. We intend to be an originator and indirect lender for retail installment loan and lease financing for the purchase or lease of new and used motorcycles, scooters, and ATVs.

Our principal business is to provide financing programs, primarily to purchasers of new and used motorcycles, scooters, and ATVs who meet our credit criteria.

We are developing relationships with vehicle dealers and manufacturers to provide our financing programs to their customers. We also seek to provide motorcycle, scooter, and all-terrain vehicle manufacturers a private label version of our financing programs for their customers.

OUR BUSINESS MODEL

Our business model is centered around the following areas of the motorcycle finance industry:

     o    retail installment loans and leases;
     o    private label financing programs for manufacturers;
     o    portfolio management services;
     o    remarketing of off-lease and repossessed vehicles; and
     o    ancillary products and services, such as gap insurance and extended warranties.

Retail Installment Loans And Leases
-----------------------------------

We intend to finance touring, sport touring, cruiser models, and sport bikes from Harley-Davidson, Honda, Yamaha, Suzuki, Triumph, Ducati and other popular manufacturers. Loan terms from 24 to 60 months will be underwritten, with the majority of installment sales structured to mature in either 36 or 60 months.
Customers' financing needs are projected to range from approximately $5,000 to
$35,000 per motorcycle.

Motorcycle lease terms can range from 24 to 60 months, although most lease terms are either 36 or 60 months. Lessees generally make lower monthly payments than installment purchasers because they finance only part of the vehicle with the balance financed by the lessor.

We will seek to negotiate leases on terms to generate sufficient rental revenues over the term of the lease. If the underlying asset is returned at the end of the lease term, when total lease payments are added to the estimated value of the equipment upon lease termination, the lessor should achieve a return of the capital used to purchase the equipment plus an overall profit on the investment.

We intend to begin notifying lessees of their options as much as 11 months before the expiration of their contracts. Leaseholders are prone to renew their contracts if they have invested considerable amounts of money into improvements in order to customize their vehicles and/or have positive equity positions in their vehicles. We will aggressively court those customers who have established a reliable payment history with us.

We expect that we will also receive other revenue related to servicing the lease portfolio, such as lease acquisition fees, late payment fees, vehicle disposition fees at lease-end, early termination fees, and charges for excess wear-and-tear on leased motorcycles.

--------------------------------------------------------------------------------

Portfolio Management Services
-----------------------------

We intend that our business will be responsible for performing all portfolio management services for our vehicle loan and lease finance portfolio.

We intend to develop a portfolio management and administrative infrastructure to support both retail installment loans and leases. We intend to utilize a licensed operating platform with which our management has prior experience, saving us a substantial amount of time and money.

Our portfolio management is expected to include vehicle acquisition, management and disposition services; credit analysis of potential purchasers and lessees;
identification, qualification and training of authorized dealers; collection of revenues; monitoring customer compliance with property, sales and use tax, titling, insurance and other terms of their retail installment loans and leases;
and arranging for necessary vehicle maintenance, repairs and remarketing.

Administrative activities will include the preparation of detailed reports to meet management's demands for information. The existing automated systems are able to prepare periodic summaries of the aggregate portfolio quality and concentrations, delinquency reports by account, the location of inventoried and off-lease motorcycles, the current status of equipment on consignment, insurance status reports by customer, consumer credit reports to contracted credit bureaus, applicant activity reports by dealer and real-time calculation of prime-to-subprime credit risk weightings in the portfolio to determine if the company is meeting its targets.

Remarketing Off-Lease And Repossessed Vehicles
----------------------------------------------

The potential sale or re-lease of off-lease motorcycles is another potential revenue source for us.

Vehicle leasing companies seek to negotiate lease terms based in part on the estimated value of the collateral upon termination of the contract. Lenders calculate a spread so that the cumulative value of principal and interest payments is high enough to cover unforeseen declines in residual values but low enough to leave the customer with comfortable payment terms.

Our management is current with the latest developments in motorcycle technology and trends. We intend to manage our residual risk primarily by focusing on the leasing of motorcycle models that management believes will retain their value on a relative basis and have broad appeal in the used motorcycle market. New
Harley-Davidson motorcycles, for example, often command a premium over manufacturers suggested retail price and used Harleys frequently retain their retail value over lease terms.

We intend to adjust vehicle prices to take into account the value of hard accessories added to customized motorcycles, as well as the age, condition and mileage of the used equipment. It is expected that vehicle values will be further fine-tuned based on the historical performance of leased vehicles in our portfolio. We expect to develop future residual values by looking at historical prices for a particular make and model, and then seeing how closely current book value resembles predicted book value. We may require larger down payments, for example, on makes and models that we find are less popular than originally projected.

Contracts may be terminated either because the lease has expired, or because the lessee fails to meet payment obligations or to maintain required insurance. Any of these conditions may lead to our taking possession of the vehicle. Because of the considerable customization, also known as "silent equity," that most riders put into their motorcycles, lessees tend to refinance their motorcycles at the end of the lease term rather than return them.

Management's experience in this industry has shown that off-lease motorcycles can be very profitable when lessors pay careful attention to pricing fundamentals and carefully evaluate the underlying collateral. Management's experience in recent years is that motorcycles of American, Japanese, German and
British manufacturers have come off-lease with values often above pay-off to the lender.

--------------------------------------------------------------------------------

Re-leasing and Remarketing Channels
-----------------------------------

Management proposes to commence its re-leasing efforts as much as 11 months prior to the end of the scheduled lease term. Lessees' options are expected to include: extending the lease, returning the motorcycle to us or buying the motorcycle at the buy-out option price established at the beginning of the lease. We plan to offer a Purchase Plus lease program--a 60-month lease with a low residual value (usually 11% of original price) that the lessee can typically pay off in four or five additional monthly payments at the end of the 60-month lease term.

If a motorcycle is returned to us at the end of the scheduled lease term, we intend to have it inspected for excessive wear and mileage over maximum levels specified under the lease and bill the lessee accordingly. Thereafter, we plan to consign the vehicle to the originating dealer for sale or re-lease to a new party. The market for used motorcycles is enormous, and the opportunity to remarket the same motorcycle numerous times is a key selling point with prospective dealerships. We believe that using our dealer network in such a manner will result in a better overall economic return on the portfolio as well as strengthening dealer relationships.

All repossessed motorcycles are similarly returned to the originating authorized dealer to be reconditioned (if needed) for consignment sale or re-lease.

Another remarketing channel is dealer-only auctions. The opportunity to put up motorcycles for dealer bids has been enhanced with the appearance of dedicated auction houses such as National Powersports Auction. Management believes the auction process, although viable, will not be its preference for remarketing motorcycles due to the strong dealer market for used motorcycles that enables companies like us to maximize residual values by selling motorcycles directly to dealers or placing them on consignment.

Ancillary Products And Services
-------------------------------

We intend to position ourself as a full service organization providing products and services that are costly to obtain on an individual dealer basis. Initially, we plan to offer the following ancillary products and services:

     o    Gap Insurance - We plan to market gap insurance on a fee basis to customers through dealers. This insurance protects the customer should the motorcycle be stolen or wrecked and the holder's primary insurance is inadequate to cover payoff to the bank that holds the lien on the motorcycle.

     o    Extended Warranties - We plan to offer dealerships on a fee basis private label extended warranty plans for purchased and leased motorcycles. Warranties will be offered to anyone who finances a motorcycle, whether through us or another source.

We expect that the revenues generated by these products will far exceed costs associated with offering such products. Management will actively monitor the network for other opportunities. We believe we can create products and services to meet dealers' needs, creating company brand loyalty in the dealer community and generating other revenue streams.

CREDIT ANALYSIS

We plan to maintain detailed policies and procedures for credit evaluation, collections and insurance. We intend to impose strict credit parameters to determine which retail installment loans and lease applications to approve.

We intend to establish loan-to-value ratios that range from 50% to 120% for each of our installment sales and leases, depending on the borrower's or leasee's credit rating. We intend to utilize our own credit rating system by using our empirical score card and then assigning its own letter rating (A,
A-, B, etc.) to numerical ranges based on management's experience.

--------------------------------------------------------------------------------

We plan to conduct both applicant credit risk and asset evaluation before approving financing. We intend to implement a policy that we will not finance more than 120% of a motorcycle's retail value. Should the customer seek financing above this threshold, we intend to ask for a down payment from the borrower or lessee to close the gap. The size of the payment will be a function of the applicant's credit rating and the value of the underlying asset.

We plan to monitor the timing of payments on our accounts. Repossession is generally an unattractive proposition and we may attempt to negotiate debt restructuring or other arrangements to satisfy the deficiency while pursuing collateral and obligors. To the extent that a deficiency has been permanently established, we intend to pursue legal recourse.

When a loan is determined to be impaired, we intend to take a write-down or to establish an impairment reserve, if required, based on the difference between the carrying amount of the loan and the fair value of the collateral. We intend to initially take a loan loss reserve of 5% of our outstanding loan income, and adjust the reserve based on actual experience.

Management proposes to reduce portfolio risk not only by carefully screening applicants and monitoring covenant compliance, but by diversifying our financing activities across credit ratings models and motorcycle models.

We expect to maintain a portfolio dominated by A/B credit applicants over C/C-
applicants in the ratio of at least 70/30. Management anticipates that it will be able to rebalance its portfolio by training its sales force to work closely with dealerships in their territories to help us achieve and maintain our 70/30 target, which management believes is conservative.

Advance rates and other loan restrictions will be in effect for certain models and years based on industry knowledge and the experience of our management team.

MOTORCYCLE INSURANCE AVAILABILITY

We will require our customers to obtain and maintain insurance at minimum specified limits. Our minimum insurance requirements are expected to exceed all state minimums for lease contracts. We will seek to quickly repossess a vehicle if coverage lapses. We intend to utilize an automated portfolio services system that includes an insurance coverage tracking feature. We may also retain the services of an insurance tracking company which tracks policies. Lapsed or cancelled policies will be covered by the Vendor Single Interest and gap insurance.

SPARTA INSURANCE COVERAGE

We plan to carry skip, gap and Vendor Single Interest insurance on every vehicle, to protect our assets should the person who is financing or leasing a motorcycle, or the motorcycle itself, disappear. Gap insurance covers a lessee's motorcycle that is stolen or wrecked, where the lessee's insurance is not adequate to cover our payoff to the bank that holds the lien on the equipment.
We plan to carry gap insurance on all manufacturers' brands, except
Harley-Davidson, for which we will be self-insured. Vendor Single Interest insurance replaces the insurance that a customer should have had (but did not)
in the face of loss and damages. Should the insurance payoff be inadequate to cover our exposure, we will apply to the gap insurance coverage to make up the difference.

CERTAIN AGREEMENTS WITH THIRD PARTIES

We entered into a license agreement, dated as of June 1, 2002, and as amended on
December 3, 2003, with American Motorcycle Leasing Corp. Under the agreement, we have a non-exclusive, perpetual right to use American Motorcycle Leasing Corp.'s proprietary operating systems related to consumer credit underwriting procedures, vehicle and vehicle lease value evaluation methods, rental stream collection and insurance tracking policies and procedures. The license fee consisted of $300,000 and 330,433 membership interests of Sparta Commercial
Services, LLC, which will be represented by 34,256,941 shares of Tomahawk once we effect an increase in our authorized capital.

--------------------------------------------------------------------------------

We entered into an agreement with Malaguti USA, an importer and distributor of powersports products, motorcycles, and scooters manufactured in Italy. Pursuant to the agreement, we provide to, and administer on behalf of, Malaguti, for a term of five years, a private label version of our program for use by Malaguti dealers with their customers.

We entered into a services agreement, dated as of March 1, 2004, with American
Motorcycle Leasing Corp. For a period of three years, American Motorcycle
Leasing Corp. is to provide personnel, computer equipment and software, and facilities, in connection with our credit and underwriting activities and our use of the operating systems that we had licensed from American Motorcycle
Leasing Corp. In return for such services, we agreed to pay $100,000 by March 1,
2005, and for the time of the personnel utilized at their salary rate at
American Motorcycle Leasing Corp.

We entered into an agreement with STR, Inc., an importer and distributor of certain Kymco powersports products, scooters, ATVs, and motorcycles manufactured in Taiwan. Pursuant to the agreement, we provide to, and administer on behalf of, STR, Inc., for a term of five years, a private label version of our program for use by STR.

MARKETING AND SALES PLANS

Our sales and marketing strategy will be aimed at enrolling motorcycle dealerships into the authorized network as well as contracting with motorcycle manufacturers for our private label installment sales and leasing program.

We plan to support direct sales initiatives with our dealer-oriented website and by Sparta's attendance at dealer trade shows. While most dealerships have dedicated Finance & Insurance personnel, our challenge will lie in educating dealership personnel on the merits of our leasing program. Although prevalent in the automobile industry, leasing is a relatively new concept in the motorcycle arena.

New marketing materials will be created for Sparta authorized dealers. They will be given posters, store decals, brochures and point-of-purchase stands to alert customers to the affiliation.

         Dealer Support Services
         -----------------------

We intend to initiate and maintain dealer relationships through our dealer support group and online dealer services. We plan to designate dealer representatives who will be responsible for servicing dealers within a certain geographic area. The duties of the support group will include contacting dealerships to introduce our finance programs, providing training and ongoing dealer support.

         Qualifying Dealers
         ------------------

Our success will be due in great measure to our ability to initiate and maintain dealer relationships. Management will consider, among other things, the reputation of the dealership; experience and depth of management; quality of product or service; compliance with state licensing regulations; banking history; insurance information and trade relationships as qualifying criteria to become an authorized Sparta dealer. Dealers must also have a service department that can service purchased and leased inventory motorcycles and provide warranty service.

         Private Label Programs
         ----------------------

We will seek to form strategic alliances with motorcycle manufacturers to private label their installment sales and leasing programs. Since ATVs are made by motorcycle manufacturers, we would have the opportunity to attract not only their motorcycle business, but their ATV business as well. We have entered into agreements with both Malaguti USA and STR Inc. to provide and administer a private label version of our program for their customers.

--------------------------------------------------------------------------------

         Website
         -------

The Customer Management section of the website will enable authorized dealers to track the status of all applicants submitted by their dealership. The dealer will be able to review pending, approved, declined and active (funded) deals they've submitted as well as those applications sent to "credit committee" for further review. This will enable the dealer to easily review their business with
Sparta and will give Sparta the ability to easily monitor dealer activity at any point in time.

The Sparta Lease/Loan Calculator will configure both lease and loan payments, simultaneously and instantaneously, allowing dealers to provide their customers with highly accurate payment schedules. Dealers who do not have the time to use the Calculator may refer to the sample lease and loan payment matrices to quote estimated payments to their customers.

Authorized dealers will be able to advertise both new and used vehicles in the
Classified Section of our website, at no cost to the dealer. Sparta plans to use this feature of the website to remarket its own inventory (both repossessed and returned end-of-term vehicles) throughout the country. Our exclusive
"Second-Chance Express" program for customers with a poor or limited credit history was created to help re-market our inventory. Incentives are in place for authorized dealers who sell or lease either a Sparta inventory vehicle at their dealership or one that is at another dealership in our network.

The website will provide authorized dealers with access to a PowerPoint presentation that will fully acquaint their staff with the various Sparta financing products, and how to sell them. A different PowerPoint presentation is available on the website aimed at consumers.

While we do not market or sell directly to consumers, we do expect consumers to access our website. Visiting consumers will be able to view Sparta advertising and news and find general information about motorcycle makes and models, road rallies, and other areas of motorcycle interest. They will also be able to utilize our Dealer Locator to find the nearest authorized Sparta dealer in their neighborhood. Consumers will be able to view the Classified Section of the website and any consumer inquiring about the program will be directed to their nearest authorized dealer.

COMPETITION

The consumer finance industry is highly fragmented and highly competitive.
Broadly speaking, we compete with commercial banks, savings & loans, industrial thrift and credit unions, and a variety of local, regional and national consumer finance companies. While there are numerous financial service companies that provide consumer credit in the automobile markets, including banks, other consumer finance companies, and finance companies owned by automobile manufacturers and retailers, most financial service companies are reluctant to lend to motorcyclists. Customers who approach these lending sources to take out installment loans are often encouraged to pursue personal loans instead.

There are few companies that provide nationwide dealer-based leasing options in the motorcycle industry segment, and these tend to be private label factory programs supporting their own brands. Because of their narrow focus (such as requiring that the equipment be covered by the brand's warranty), these companies have met with limited success.

--------------------------------------------------------------------------------

Independent consumer financial services companies and large commercial banks that participated in this market have withdrawn substantially from the motorcycle loan niche over the past two years or have toughened their underwriting criteria. We believe that those companies may have suffered as a result of compromising their underwriting criteria for the sake of volume. In addition, management believes that our competitors' practice of financing all makes and models of a particular manufacturer results in lower overall portfolio performance because of the poor demographics associated with some of those product lines. The marketplace also includes small competitors such as local credit unions, local banks and a few regional players.

REGULATION

Our planned financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances.
Additionally, the procedures that we must follow in connection with the repossession of vehicles securing contracts are regulated by each of the states in which we plan to do business. Accordingly, the laws of such states, as well as applicable federal law, govern our operations. Compliance with existing laws and regulations has not had a material adverse affect on our operations to date.
Our management believes that we maintain all requisite licenses and permits and are in material compliance with all applicable local, state and federal laws and regulations. We will periodically review our office practices in an effort to ensure such compliance.

The following constitute certain of the federal, state and local statutes and ordinances with which we must comply:

     o    Fair Debt Collection Act. The Fair Debt Collection Act and applicable state law counterparts prohibit us from contacting customers during certain times and at certain places, from using certain threatening practices and from making false implications when attempting to collect a debt.

     o    Truth in Lending Act. The Truth in Lending Act requires us and the dealers we do business with to make certain disclosures to customers, including the terms of repayment, the total finance charge and the annual percentage rate charged on each Contract or direct loan.

     o    Consumer Leasing Act. The Consumer Leasing Act applies to any lease of consumer goods for more than four months. The law requires the seller to disclose information such as the amount of initial payment, number of monthly payments, total amount for fees, penalties for default, and other information before a lease is signed.

     o    The Consumer Credit Protection Act of 1968. The Act required creditors to state the cost of borrowing in a common language so that the consumer could figure out what the charges are, compare costs, and shop for the best credit deal.

     o    Equal Credit Opportunity Act. The Equal Credit Opportunity Act
          prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to
          Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.

     o    Fair Credit Reporting Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency.

     o    Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters.

     o    Soldiers' and Sailors' Civil Relief Act. The Soldiers' and Sailor's
          Civil Relief Act requires us to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

                                       10

--------------------------------------------------------------------------------

     o    Electronic Funds Transfer Act. The Electronic Funds Transfer Act
          prohibits us from requiring our customers to repay a loan or other credit by electronic funds transfer ("EFT"), except in limited situations which do not apply to us. We are also required to provide certain documentation to our customers when an EFT is initiated and to provide certain notifications to our customers with regard to preauthorized payments.

     o    Telephone Consumer Protection Act. The Telephone Consumer Protection
          Act prohibits telephone solicitation calls to a customer's home before
          8 a.m. or after 9 p.m. In addition, if we make a telephone solicitation call to a customer's home, the representative making the call must provide his or her name, our name, and a telephone number or address at which our representative may be contacted. The Telephone
          Consumer Protection Act also requires that we maintain a record of any requests by customers not to receive future telephone solicitations, which must be maintained for five years.

     o    Bankruptcy. Federal bankruptcy and related state laws may interfere with or affect our ability to recover collateral or enforce a deficiency judgment.

EMPLOYEES

We currently have six employees.

ITEM 2.    DESCRIPTION OF PROPERTY

We presently maintain our executive offices at 240 West 35th Street, Suite 402,
New York, New York 10001 pursuant to a service agreement for services, equipment and facilities. We believe that our present facilities are suitable for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

As at April 30, 2004, we are not a party to any material pending legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 1, 2004, holders of a majority of our outstanding common stock, owning approximately 61% of the outstanding shares of our common stock (the "Majority
Stockholders"), have executed written consents in favor of the following actions.

     1.  Amend our Articles of Incorporation to change the name of the corporation to "Sparta Commercial Services, Inc."
     2.  Amend our Articles of Incorporation to increase our authorized number of shares, and to designate a class of preferred stock. We propose to initially increase our authorized number of shares to 700,000,000 shares, and subject to completion of stock split(s), reduce our authorized number of shares to 350,000,000 shares. We will designate
         10,000,000 shares of our authorized capital as preferred stock.
     3.  Effect a 1-for-200 reverse stock split of the outstanding shares of the
         Company's common stock, which will be promptly followed by a forward stock split of between 10-for-1 to 40-for-1.
     4.  Implement a 2005 Stock Incentive Compensation Plan for the Company's
         employees and others entitled to participate under the plan.

Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the actions will not be effective until 20 days after the date that an
Information Statement concerning these actions is mailed to our shareholders. We anticipate that the actions contemplated by the Information Statement will be effected in August 2004.

                                       11

--------------------------------------------------------------------------------

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "TMHK".

During 2001, we filed a request for clearance of quotations on the OTC Bulletin
Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A
Clearance Letter was issued in April 2001. The first posted trade was conducted on May 3, 2001, and, historically, there has been very low volume of trading of our common stock.

The quoted high and low closing market prices of our common stock on the OTC
Bulletin Board, for the periods indicated, are presented in the table below.
Prices prior to February 27, 2004 reflects prices for our former business, which was essentially a public shell vehicle. Our business changed on February 27,
2004 when we acquired Sparta Commercial Services, LLC.

                                                              High        Low
Fiscal Year 2003 (May 1, 2002 - April 30, 2003)
     First quarter (May 1, 2002 - July 31, 2002)              $0.06       $0.01
     Second quarter (August 1, 2002 - October 31, 2002)       $0.10       $0.01
     Third quarter (November 1, 2002 - January 31, 2003)      $0.03       $0.01
     Fourth quarter (February 1, 2003 - April 30, 2003)       $0.01       $0.01
Fiscal Year 2004 (May 1, 2003 - April 30, 2004)
     First quarter (May 1, 2003 - July 31, 2003)              $0.01       $0.01
     Second quarter (August 1, 2003 - October 31, 2003)       $0.05       $0.01
     Third quarter (November 1, 2003 - January 31, 2004)      $0.03       $0.017
     Fourth quarter (February 1, 2004 - April 30, 2004)       $0.20       $0.03

HOLDERS

The approximate number of holders of record of our common stock as of April 30,
2004 was 5,556, excluding stockholders holding common stock under nominee security position listings.

DIVIDENDS

We have never declared any cash dividends on our common stock. Future cash dividends on the common stock, if any, will be at the discretion of our Board of
Directors and will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors that the Board of Directors may consider important. The Board of Directors does not intend to declare or pay cash dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

TRANSFER AGENT

The transfer agent for our common stock is Executive Registrar & Transfer Inc.

                                       12

--------------------------------------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES

On February 27, 2004, pursuant to an Agreement and Plan of Reorganization, we acquired Sparta Commercial Services, LLC. We acquired all of the outstanding membership interests in Sparta in exchange for the agreement to issue
629,874,626 shares of our common stock, in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act, which when fully issued would represent approximately 91.75% of our outstanding shares, to Sparta members. As of February 26, 2004, we had an authorized capital of 200,000,000 shares and 56,637,228 shares issued and outstanding. We issued the remaining
143,362,772 authorized shares to Sparta members. Accordingly, the balance of the shares due to Sparta members will be issued upon completion of an increase in our authorized capital or completion of a reverse split of the outstanding shares.

Between May and July 2004, we sold rights to seven accredited investors for aggregate gross proceeds of $535,000 in transactions deemed exempt from registration pursuant to Section 4(2) of the Securities Act. In the event that we conduct a private placement transaction in 2004 utilizing a designated registered broker-dealer as a placement agent, the rights will automatically convert into the securities sold in such private placement at the private placement sale price. In the event that we do not complete any of the aforementioned financing by the end of calendar 2004, the rights will automatically convert into common stock at a purchase price of $0.0146 per share, or the purchase of an aggregate of 36,643,836 shares, subject to adjustment for stock split(s).

On August 2, 2004, we agreed to grant Daniel J. Lanjewar, our Chief Financial
Officer, pursuant to an employment agreement, 4,545,455 shares of our common stock in a transaction deemed exempt from registration pursuant to Section 4(2)
of the Securities Act. The grant of shares is subject to vesting and subject to continued employment. Twenty percent of the shares shall vest on January 1,
2005, and the reminder of the shares are to vest in equal portions on July 1,
2005, July 1, 2006, July 1, 2007, and July 1, 2008, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period.

                                       13

--------------------------------------------------------------------------------

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS AND PLAN OF OPERATION

                          "FORWARD-LOOKING" INFORMATION

This report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe,"
"expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

                             INTRODUCTORY STATEMENT

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended
April 30, 2004.

Unless otherwise stated, the discussion and analysis refers to the business of
Sparta Commercial Services, LLC, which we acquired on February 27, 2004 in a transaction viewed as a reverse acquisition, and does not refer to the operations for our former business which was essentially a non-operating shell company. Under applicable accounting principles, the historical financial statements of Sparta Commercial Services, LLC became those of our company.

                                COMPANY OVERVIEW

The year ended April 30, 2004 was a period of transition, as we acquired a new development stage company.

Prior to February 27, 2004, we did not conduct any substantive operations. On
February 27, 2004, pursuant to an Agreement and Plan of Reorganization, we acquired Sparta Commercial Services, LLC, in a transaction viewed as a reverse acquisition. The purpose of the transaction was to try to create some value for our shareholders. As an inactive publicly registered shell corporation with no significant assets or operations, our business plan was to seek an acquisition candidate. Sparta sought access to financing, as a publicly-held company. As a result of the reverse acquisition, there was a change in control of our company.

We are a holding company that conducts our business activities through our wholly-owned subsidiary, Sparta Commercial Services, LLC. Sparta has been a development stage company. Sparta, have been principally devoted to developing business as an originator and indirect lender for retail installment loan and lease financing for the purchase or lease of new and used motorcycles
(specifically 500cc and higher) and utility-oriented 4-stroke all terrain vehicles (ATVs).

To date, we have generated no sales revenues, has incurred expenses and has sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from
October 1, 2001 (date of Sparta's inception) through April 30, 2004, we have accumulated losses of $1,858,931.

The year ended April 30, 2004 was a developmental stage period for us, setting up credit procedures, setting our arrangements with vehicle distributors, obtaining personnel, seeking financing to support our developmental efforts, and seeking credit facilities. In fiscal year 2005, we will seek to obtain regulatory approval in several states, where required, prior to commencing active operations. We are actively signing up dealers to participate in our financing programs, including our private label financing programs. We have signed up two manufacturers to our private label programs, and are in negotiations with several other manufacturers who have indicated an interest in a private label program. Presently, we have very little operating capital to fulfill our planned business plans. We estimate that we will need approximately
$700,000 to conduct limited operations during the next twelve months. The lack of capital has made it difficult to obtain a credit line with a lending institution which we will need before commencing full active operations. We are presently in discussions with several institutions about obtaining a credit line, which would permit us to more quickly implement our business plan.

                                       14

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
COMPARISON OF THE YEAR ENDED APRIL 30, 2004 TO THE YEAR ENDED APRIL 30, 2003

Through April 30, 2004, we have generated no sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will begin earning revenues from operations in late calendar year 2004 as we transition from a development stage company to an operating company.

Costs and Expenses
------------------

The Company incurred licensing fees of $630,433 for the year ended April 30,
2004 and $0 for the year ended April 30, 2003. These fees represent equity-based costs of licensing certain proprietary software, operating systems and processes for use in connection with the extension of credit and underwriting techniques for the purchase and lease of motor vehicles.

The Company incurred organization costs of $733,344 for the year ended April 30,
2004 and $5,457 for the year ended April 30, 2003. This increase of $727,887 relates to $285,344 of costs incurred due to the reorganization plan with Sparta
Commercial Services and the subsequent reverse acquisition by Sparta Commercial
Services. Additionally, in June 2003, the Company issued 448,000 shares of membership interest to various consultants in exchange for services valued at $1 per share.

The Company has included compensation paid to the Company's Managing Member as a charge to operations. During the years ended April 30, 2004 and 2003, the
Company paid $135,140 and $0, respectively, to the Company's Managing Member in the form of compensation.

The Company incurred compensation costs of $88,828 for the year ended April 30,
2004 and $0 for the year ended April 30, 2003. The increase is related to the costs of the Company increasing its employment base during 2004. As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries and issue common stock to consultants and employees.

The Company incurred legal and accounting fees of $61,902 for the year ended
April 30, 2004 as compared to $30,293 for the year ended April 30, 2003, an increase of $31,609. The increase is related to the costs of completing the reverse acquisition with Sparta Commercial Services in February 2004. As a result of the Company's recapitalization as a public company, the Company will continue to incur legal and accounting expenses associated with complying with various federal and state securities statutes, rules and regulations.

Net Loss
--------

Our net loss for the year ended April 30, 2004 was $1,772,257 in contrast to a loss of $ 36,659 for the year ended April 30, 2003. The $1,735,598 increase in net loss was due primarily to the fact that the Company has generated no sales revenues and is in a development stage as defined by Statement of Financial
Accounting Standards No. 7 ("SFAS No. 7").

Our net loss per common share (basic and diluted) was $0.01 for the year ended
April 30, 2004 and $0 for the year ended April 30, 2003.

                                       15

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004, the Company had a working capital deficit of $80,254. The
Company generated a deficit in cash flow from operations of $781,098 for the year ended April 30, 2004. The deficit in cash flow from operating activities for the year ended April 30, 2004 is primarily attributable to the Company's net loss from operations of $1,772,257, adjusted for depreciation and amortization of $30, compensation expense on options granted to consultants and licensors of
$ 778,433, an increase in payables of $160,220, acquisition costs of $61,187 and a gain on sale of investments of $8,711.

Cash flows used in investing activities for the year ended April 30, 2004 was
$5,891.

The Company met its cash requirements during the period through proceeds from the issuance of equity of $775,000. Subsequent to this period, the Company has received proceeds from the issuance of equity of $535,000. Additionally, the
Company has received limited revenues from its recently launched private label programs and from dealer sign-up fees.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

We estimate that we will need approximately $700,000 to conduct limited operations during the next twelve months. Based on capital received from equity financing after our fiscal year ended 2004, and certain indications of interest to purchase our equity, we believe that we have, or will have, sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition, and we will have to adust our planned operations and development on a more limited scale.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A
"GOING CONCERN"

The independent auditors report on our April 30, 2004 financial statements included in this Annual Report states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern, due to the Company's status as a development stage company and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

PLAN OF OPERATIONS

Addressing the Going Concern Issues
-----------------------------------

In order to improve the Company's liquidity, the Company's management is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to develop profitable operations. We are devoting substantially all of our efforts to developing our business and raising capital. Our net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

                                       16

--------------------------------------------------------------------------------

The primary issues management will focus on in the immediate future to address this matter include:

     o    seeking a credit line from institutional lenders;
     o    seeking institutional investors for equity investments in our company;
          and
     o    initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis;

To address these issues, we are negotiating the potential sale of securities with investment banking companies to assist us in raising capital.

Product Research and Development
--------------------------------

We do not anticapte incurring significant research and development expenditures during the next twelve months

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees
-------------------

From our inception through the period ended April 30, 2004, we have relied on the services of outside consultants for services and currently have six employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.
We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policy involves the most complex, difficult and subjective estimates and judgments:

Stock-Based Compensation
------------------------

In December 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

                                       17

--------------------------------------------------------------------------------

In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.
Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the period from January 1, 2003 through April 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The
Company does not have stock based awards of compensation to employees granted or outstanding during the period from October 1, 2001 (date of inception) through
April 30, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL
INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150
establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.
The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES
ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB
STATEMENTS NO. 87, 88 AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about
Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial position.

                                       18

--------------------------------------------------------------------------------

ITEM 7.    FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                       F-1

Consolidated Balance Sheet as of April 30, 2004                          F-2

Consolidated  Statements  of Losses for the years ended                  F-3
April 30, 2004 and 2003 and for the period
October 1, 2001 (date of inception) to April 30, 2004

Consolidated Statement of Deficiency in Stockholders' Equity             F-4
for the period October 1, 2001 (date of inception) to
April 30, 2004

Consolidated Statements of Cash Flows for the years ended            F-5 to F-6
April 30, 2004 and 2003 and for the period October 1, 2001
(date of inception) to April 30, 2004

Notes to Consolidated Financial Statements                           F-7 to F-17

                                       19

--------------------------------------------------------------------------------

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Tomahawk Industries, Inc.
New York, New York

     We have audited the accompanying consolidated balance sheet of Tomahawk
Industries, Inc. (a development stage company), as of April 30, 2004 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2004 and for the period October 1, 2001 (date of inception) through April 30, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

     We have conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tomahawk
Industries, Inc. (a development stage company) at April 30, 2004 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2004 and for the period October 1, 2001 (date of inception) to
April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note I to the accompanying financial statements, the company is in the development stage and has not established a source of revenues. This raises substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI  LLP
                                   ---------------------------------------------
                                   Russell Bedford Stefanou Mirchandani LLP
                                   Certified Public Accountants
New York, New York
July 26, 2004
(except for note J, as to which
the date is August 13, 2004)

                                       F-1

                                       20

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2004

ASSETS
------

Current Assets:

Cash and cash equivalents                                    $    11,973
Marketable securities                                             13,379
                                                             -----------
Total Current Assets                                              25,352

 Property and Equipment: (Note C)                                  1,223
 Less: accumulated depreciation                                       30
                                                             -----------
 Total Property and Equipment                                      1,193

Total Assets                                                 $    26,545
                                                             ===========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
--------------------------------------------------

Current Liabilities:

Accounts payable                                             $    81,721
Due to related party (Note D)                                     23,885
                                                             -----------
       Total Current Liabilities                                 105,606

Commitments & Contingencies (Note H)                                --

Deficiency in Stockholders' Equity: (Note E)

Common Stock, no par value; 200,000,000 shares authorized;
56,637,228 shares issued and outstanding at April 30, 2004        56,637
Common stock - subscription payable                              143,363
  Additional paid-in-capital                                   1,579,870

  Deficit accumulated during development stage                (1,858,931)
                                                             -----------
  Total Deficiency in Stockholders' Equity                       (79,061)

Liabilities and Deficiency in Stockholders' Equity           $    26,545
                                                             ===========

           See accompanying notes to consolidated financial statements

                                       F-2

                                       21

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.
                          (A development stage company)
                        CONSOLIDATED STATEMENT OF LOSSES

                                                                          For the Period
                                                                          October 1, 2001
                                                                        (date of inception)
                                                                         through April 30,
                                           For the Year Ended April 30,       2004
                                                2004           2003
                                            -----------    -----------    -----------

Operating Expenses:

General and administrative                  $ 1,780,968    $    36,659    $ 1,867,642
                                            -----------    -----------    -----------
   Total Operating Expenses                   1,780,968         36,659      1,867,642

Loss from Operations                         (1,780,968)       (36,659)    (1,867,642)
                                            -----------    -----------    -----------

Other Income                                      8,711           --            8,711
                                            -----------    -----------    -----------

Income Taxes (benefit)                             --             --             --
                                            -----------    -----------    -----------

Net Loss                                    $(1,772,257)   $   (36,659)   $(1,858,931)
                                            ===========    ===========    ===========

Loss per common share (basic and assuming
dilution) (Note G)                          $     (0.01)   $     (0.00)
                                            ============   ===========

Weighted average common shares outstanding  136,330,030      120,708,012

           See accompanying notes to consolidated financial statements

                                       F-3

                                       22

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.
                          (A development stage company)
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD OCTOBER 1, 2001 (Date of Inception) THROUGH
                                 APRIL 30, 2004

                                Sparta
                              Commercial     Tomahawk                                                              Deficit
                               Services      Industries,                Subscription                             Accumulated       Total
                                 LLC           Inc.                       Payable-                  Additional     During      Stockholders'
                              Membership      Common                       Common     Subscription   Paid-in     Development      Equity
                               interest       Shares        Amount         Shares       Payable      Capital        Stage      (Deficiency)
                              -----------    ----------   -----------    -----------   ---------    ----------   -----------    -----------

Balance at October 1, 2001           --            --     $      --             --     $    --      $     --     $      --      $      --

Issuance of shares of
membership interest to
the founders                    5,100,000          --             250           --          --            --            --              250

Proceeds from capital
contributions                      50,000          --          50,000           --          --            --            --           50,000

Net Loss                             --            --            --             --          --            --         (50,015)       (50,015)

Balance at April 30, 2002       5,150,000          --          50,250           --          --            --         (50,015)           235

Proceeds from capital
contributions                     115,000          --         115,000           --          --            --            --          115,000

Net Loss                             --            --            --             --          --            --         (36,659)       (36,659)
                              -----------    ----------   -----------    -----------   ---------    ----------   -----------    -----------

Balance at April 30, 2003       5,265,000          --         165,250           --          --            --         (86,674)        78,576

Proceeds from capital
contributions                     775,000          --         775,000           --          --            --            --          775,000

Membership interests
issued to consultants
in exchange for
services in June 2003
at $1 per unit                    448,000          --         448,000           --          --            --            --          448,000

Membership interests
issued in exchange for
licensing fees in
December 2003 at $1
per unit                          330,433          --         330,433           --          --            --            --          330,433

Tomahawk Shares retained by
Tomahawk stockholders in
connection with merger with
Sparta Commercial Services
LLC in February 2004                 --      56,637,228        56,637           --          --           4,550          --           61,187

Shares deemed to be
issued to Sparta
members in relation to
merger with Sparta
Commercial Services
LLC in February 2004           (6,818,433)         --      (1,718,683)   143,362,772     143,363     1,575,320          --             --

Net Loss                             --            --            --             --          --            --      (1,772,257)    (1,772,257)

                              -----------    ----------   -----------    -----------   ---------    ----------   -----------    -----------
Balance at April 30, 2004            --      56,637,228   $    56,637    143,362,772   $ 143,363    $1,579,870   $(1,858,931)      $(79,061)
                              ===========    ==========   ===========    ===========   =========    ==========   ===========    ===========

                            See accompanying notes to consolidated financial statements

                                       F-4

                                       23

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        For the Period
                                                                                        October 1, 2001
                                                                                           (date of
                                                                                          inception)
                                                                                         through April
                                                          For the Year Ended April 30,     30, 2004
                                                              2004           2003
                                                          -----------    -----------    -----------

Cash Flows From Operating Activities:

Net loss                                                  $(1,772,257)   $   (36,659)   $(1,858,931)

Adjustments to reconcile net loss to net cash
used in operating activities:

Depreciation                                                       30           --               30

Shares issued in exchange for licensing fees (Note D&E)       330,433           --          330,433
Shares issued to founders                                        --             --              250
Shares issued to consultants for services (Note D)            448,000           --          448,000
Acquisition costs                                              61,187           --           61,187
Gain on sale of investments                                    (8,711)          --           (8,711)
Increase(decrease) in:
Accounts payable                                               79,221          2,500         81,721
Due to related party                                           80,999        (57,114)        23,885
                                                          -----------    -----------    -----------
Net Cash Used In Operating Activities                        (781,098)       (91,273)      (922,136)

Cash Flows From Investing Activities:

Net payments for property and equipments                       (1,223)          --           (1,223)
Net payments for purchase of marketable securities             (4,668)          --           (4,668)
                                                          -----------    -----------    -----------
Net Cash Used In Investing Activities                          (5,891)          --           (5,891)

Cash Flows From Financing Activities:
Capital contributions from members                            775,000        115,000        940,000
                                                          -----------    -----------    -----------
Net Cash Provided By Financing Activities                     775,000        115,000        940,000

Net (decrease)increase in cash and equivalents                (11,989)        23,727         11,973
Cash and equivalents at beginning of period                    23,962            235           --
Cash and equivalents at end of period                     $    11,973    $    23,962    $    11,973
                                                          ===========    ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                  $      --      $      --      $      --
                                                          -----------    -----------    -----------
Cash paid during the period for taxes                     $      --      $      --      $      --
                                                          -----------    -----------    -----------

                            See accompanying notes to consolidated financial statements

                                       F-5

                                       24

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS
                                   (Continued)

Non Cash Investing and Financing Transactions:

Shares issued in exchange for licensing fees              $   330,433    $      --      $   330,433
Shares issued to founders in exchange for services               --              250            250
Shares issued in exchange for services                        448,000           --          448,000
Merger with Sparta: (Note B)
Common stock retained                                          56,637           --           56,637
Liabilities assumed in excess of assets acquired                4,550           --            4,550
Shares issued in exchange  for services                        61,187           --           61,187

           See accompanying notes to consolidated financial statements

                                       F-6

                                       25

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

Tomahawk Industries, Inc. (the "Company" or "Tomahawk") was formed on May 13,
1980 under the laws of the State of Nevada. On February 27, 2004, the Company
entered into an Agreement of Plan and Reorganization ("Agreement") with Sparta
Commercial Services, LLC ("Sparta") a limited liability company formed on
October 1, 2001 under the laws of the State of Delaware under the name of Sparta
Financial Services, LLC. The liabilities of the Company's members are limited.
In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure. As a result of the Agreement, there was a change in control of the
Company. From April 1988 until the date of the Agreement, the Company was an inactive publicly registered shell corporation with no significant assets or operations.

The Company is in the development stage, as defined by Statement of Financial
Accounting Standards No. 7 ("SFAS No. 7") and its efforts, through its wholly-owned subsidiary, Sparta, have been principally devoted to developing business as an originator and indirect lender for retail installment loan and lease financing for the purchase or lease of new and used motorcycles
(specifically 500cc and higher) and utility-oriented 4-stroke all terrain vehicles (ATVs).

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from
October 1, 2001 (date of Sparta's inception) through April 30, 2004, the Company has accumulated losses of $1,858,931.

Estimates
---------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition
-------------------

For revenue from products and services, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in
Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts.
Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or services has not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services has been rendered or no refund will be required.

                                       F-7

                                       26

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No.
104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21,
"Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked
Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The Company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the Company's financial statements.

Cash Equivalents
----------------

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Marketable Securities
---------------------

The Company classifies its marketable securities as "available for sale"
securities which may be sold in response to changes in interest rates, liquidity needs and for other purposes. Securities classified as "available for sale" are carried in the financial statement at fair value. Realized gains and losses are included in other income. Unrealized gains and losses are reported as a separate component of stockholders' equity.

At April 30, 2004, marketable securities consist of:

                                                                  Fair Market
                                  Cost       Unrealized Gain        Value

       Equity securities        $  --                 $ --        $  --
       Mutual funds              13,379                            13,379
                                -------               ------      -------
       Total                    $13,379               $ --        $13,379
                                =======               ======      =======

At April 30, 2003, marketable securities balance was $0.

Income Taxes
------------

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of
Financial Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

                                       F-8

                                       27

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 121
(SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Intangible Assets
-----------------

Organization costs have been expensed as incurred.

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting
Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS
130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At April 30, 2004 and 2003, the Company has $0, as
accumulated unrealized gain (loss) on marketable securities classified as held for sale.

                                       F-9

                                       28

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Segment Information
-------------------

The Company adopted Statement of Financial Accounting Standards No. 131,
Disclosures about Segments of an Enterprise and Related Information ("SFAS
131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

Guaranteed Payments to the Members
----------------------------------

The Company has included compensation paid to Sparta's Managing Member as a charge to operations. During the years ended April 30, 2004 and 2003, Sparta paid $135,140 and $0, respectively, to the Company's Managing Member in the form of compensation.

Stock Based Compensation
------------------------

In December 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.
Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the period from January 1, 2003 through April 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The
Company does not have stock based awards of compensation to employees granted or outstanding during the period from October 1, 2001 (date of inception) through
April 30, 2004.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $(1,858,931) during the period October 1, 2001 (date of inception)
through April 30, 2004. The Company's current liabilities exceeded its current assets by $80,254 as of April 30, 2004.

                                      F-10

                                       29

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Research and Development
------------------------

Company-sponsored research and development costs related to both present and future products will be expended in the period incurred.

Property and Equipments
-----------------------

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives. Estimated useful lives of major depreciable assets are as follows:

       Leasehold improvements                       5 years
       Automobiles                                  5 years
       Furniture and equipment                      5 years
       Computer Equipment                           3 years

Advertising
-----------

The Company follows a policy of charging the costs of advertising to expenses incurred. During the years ended April 30, 2004 and 2003, and the period October
1, 2001 (date if inception) through April 30, 2004, the Company incurred advertising costs of $4,057 and $0, respectively.

Net Earnings (Losses) Per Common Share
--------------------------------------
The Company computes earnings per share under Statement of Financial Accounting
Standards No. 128, "Earnings Per Share" ("SFAS 128"). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the
Company's stock options and warrants (calculated using the treasury stock method).

Reclassifications
-----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

                                      F-11

                                       30

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements
-----------------------------

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL
INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150
establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.
The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES
ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB
STATEMENTS NO. 87, 88 AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about
Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial position.

                                      F-12

                                       31

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE

On February 27, 2004, the Company entered into an Agreement of Plan and
Reorganization ("Agreement") with Sparta Commercial Services LLC ("Sparta"). In accordance with SFAS No. 141, Sparta was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Sparta's capital structure.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Sparta is the surviving entity. The total purchase price and carrying value of net assets acquired was $61,187. The Company did not recognize goodwill or any intangible assets in connection with the transaction. From April
1988 until the date of the Agreement, Tomahawk was an inactive corporation with no significant assets and liabilities.

Effective with the Agreement, all previously outstanding membership interests owned by the Sparta's members were exchanged for an aggregate of 143,362,772 shares of the Company's common stock. The value of the stock that was issued was the historical cost of the Tomahawk's net tangible assets, which did not differ materially from their fair value.

Subject to shareholder approval, Tomahawk is obligated to issue an additional
486,511,854 shares of its common stock to the Sparta's former members (see Note
E).

The total consideration paid was $61,187 and the significant components of the transaction are as follows:

       Common stock retained                            $ 56,637
       Assets acquired                                     (594)
       Liabilities assumed                                 5,144
       Cash paid
                                                            --
                                                        --------
       Total consideration paid/organization cost       $ 61,187
                                                        ========

In accordance with SOP 98-5, the Company expensed $61,187 as organization costs.

NOTE C - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2004 and 2003 consist of the followings:

                                                 2004      2003
                                               -------    ------
       Computer equipment                      $ 1,223    $ --
       Less: Accumulated Depreciation              (30)     --
                                               -------    ------
       Net Property and Equipment              $ 1,193    $ --
                                               =======    ======

Depreciation expense was $30 and $0 for the years ended April 30, 2004 and 2003, respectively.

                                      F-13

                                       32

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003

NOTE D - RELATED PARTY TRANSACTIONS

The Company entered into a licensing agreement relating to the use of a proprietary operating system, with an entity controlled by the Company's
President and Chief Executive Officer. During the years ended April 30, 2004 and 2003, the Company charged to operations $300,000 in connection with the licensing agreement. Also, in December 2003, Sparta issued 330,433 shares of its membership interests to the entity valued at $330,433 which was charged to operations in exchange for licensing the proprietary operating systems. At April
30, 2004, the balance outstanding on account of licensing agreement payable to related party was $23,885. (see Note H)

During the years ended April 30, 2004 and 2003, the Company paid $135,140 and
$0, in exchange for services to the Company's President and Chief Executive
Officer. These amounts were charged to operations.

The Company leases office space from an entity controlled by the Company's
President and Chief Executive Officer (see Note H).

NOTE E - EQUITY INSTRUMENTS

The Company is authorized to issue 200,000,000 shares of common stock with
$0.001 par value per share. As of April 30, 2004, the Company has issued and outstanding 56,637,228 shares of common stock.

In 2002, Sparta issued 5,100,000 shares to the founder members in exchange for services relating to formation of the Sparta. The Company charged $250 to expenses in relation to the issuance. The units of membership interest issued was valued at approximately $0.00005 per share, which represents the fair value of the units issued, which did not differ materially from the value of the services rendered.

In March 2002, Sparta issued 50,000 shares of membership interest for cash consideration of $50,000.

During the year ended April 30, 2003, Sparta issued for cash 115,000 shares of membership interest for $115,000.

In June 2003, Sparta issued 448,000 shares of membership interest to various consultants in exchange for services valued at $1 per share. The units of membership interest issued was valued at approximately $1 per share, which represents the fair value of the units issued, which did not differ materially from the value of the services rendered.

During the year ended April 30, 2004, Sparta issued for cash 775,000 shares of membership interest for $775,000.

In December 2003, Sparta issued 330,433 shares of membership interest for licensing fees payable to a company controlled by principal members of Sparta.
The units of membership interest issued were valued at approximately $1 per share, which represents the fair value of the units issued, which did not differ materially from the value of the services rendered.

                                      F-14

                                       33

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003

NOTE E - EQUITY INSTRUMENTS (Continued)

In February 2004, as per agreement of Plan and Reorganization ("Agreement") with
Sparta, all previously outstanding membership interests owned by the Sparta's members were exchanged for an aggregate of 143,362,772 shares of the Tomahawk's common stock. The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value. Subject to shareholder approval regarding an increase in authorized capital and/or a reverse split, the Company is obligated to issue an additional
486,511,854 shares of its common stock to the Sparta's former members. Also, as per the Agreement, 56,637,617 shares of common stock were retained by the stockholders of Tomahawk.

NOTE F - INCOME TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At April 30, 2004, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $300,000, expiring in the year
2024, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the
Company, it is more likely than not that the benefits will not be realized.
Also, due to change in the control after reverse acquisition of Sparta
Commercial Services, LLC, the Company's past accumulated losses to be carried forward may be limited.

Components of deferred tax assets as of April 30, 2004 are as follows:

                Non current:
                Net operating loss carryforward                     $ 102,000
                Valuation allowance                                  (102,000)
                                                                    ---------
                Net deferred tax asset                              $    --
                                                                    =========

NOTE G - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                        2004            2003
                                                        ----            ----

       Net loss available for common shareholders   $ (1,772,257)   $    (36,659)
                                                    ============    ============
       Basic and fully diluted loss per share       $      (0.01)   $      (0.00)
                                                    ============    ============
       Weighted average common shares outstanding    136,330,030     120,708,012

                                      F-15

                                       34

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003

NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
---------------------------

The Company sub-leases office space on a month to month basis under an informal operating lease with an entity controlled by the Company's President and Chief
Executive Officer at amounts that approximate the underlying cost of the master lease. During the years ended April 30, 2004 and 2003 and the period October 1,
2001 (date of inception) through April 30, 2004, the Company incurred rent expense of $19,772, $0 and $19,772, respectively, under the lease agreement.
(see Note D)

Licensing Agreement
-------------------

The Company, through Sparta, entered into a licensing agreement relating to the use of a proprietary operating system, with an entity controlled by the
Company's President and Chief Executive Officer. During the years ended April
30, 2004 and 2003, the Company charged to operations $300,000 in connection with the licensing agreement. Also, in December 2003, Sparta issued 330,433 shares of its membership interests valued at $330,433 which was charged to operations in exchange for licensing the proprietary operating systems. At April 30, 2004, the balance outstanding on account of licensing agreement payable to related party was $23,885. (see Note D)

Services Agreement
------------------

In March 2004, the Company entered into a services agreement with an entity controlled by the Company's President and Chief Executive Officer. For a period of three years, related party is to provide personnel, computer equipment and software, and facilities, in connection with Company's credit and underwriting activities and use of the operating systems that the Company has licensed. In return for such services, the Company agreed to pay $100,000 by March 1, 2005, and for the time of the related party's personnel utilized at their salary rate.

NOTE I - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception)
through April 30, 2004, the Company incurred a loss of $1,858,931 and had no revenue. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the Company's efforts will be successful. However, the planned principal operations have not commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company's management is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

                                      F-16

                                       35

--------------------------------------------------------------------------------

                            TOMAHAWK INDUSTRIES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003

NOTE J - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company sold rights to acquire securities of the Company to investors for aggregate gross proceeds of
$535,000. In the event that the Company conducts a private placement transaction in 2004 utilizing a designated registered broker-dealer as a placement agent, the rights will automatically convert into the securities sold in such private placement at the private placement sale price. In the event that the Company does not complete any of the aforementioned financing by the end of calendar
2004, the rights will automatically convert into common stock at a purchase price of $0.0146 per share, or the purchase of an aggregate of 36,643,836 shares.

The Company has proposed the following actions, which have been approved by the
Company's shareholders::

     o    To amend its Articles of Incorporation to change its name to Sparta
          Commercial Services, Inc.;
     o    To amend its Articles of Incorporation, to increase authorized shares from 200,000,000 to 700,000,000, and subject to completion of stock split(s), to reduce authorized shares to 350,000,000, and designate
          10,000,000 of its authorized shares as preferred shares; and
     o    Effect a 1 for 200 reverse stock split of the outstanding shares followed by a forward split.

                                      F-17

                                       36

--------------------------------------------------------------------------------

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE

Former Principal Accountant
---------------------------

On February 27, 2003, pursuant to an Agreement and Plan of Reorganization, we acquired substantially all of the outstanding membership interests in Sparta
Commercial Services, LLC and issued shares representing approximately 91.75% of the registrant, resulting in a change in control of our company.

On June 9, 2004, we notified S. W. Hatfield, CPA, our independent public accountants, that we were terminating its services, effective as of that date.
Our decision to change its principal accountant was recommended and approved by our Board of Directors.

The former principal accountants' report on our financial statements for the years ended April 30, 2002 and 2003 (prior to our reverse acquisition of
Sparta), expressed substantial doubt with respect to our ability, at that time, to continue as a going concern. The former principal accountants' reports on our financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles, except as to going concern issues. Furthermore, during such period, there were no disagreements with the former principal accountants within the meaning of Instruction 4 to Item 304 of Regulation S-B under the
Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former principal accountants, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report they might have issued. We have authorized the former accountants to respond fully to all inquires of the successor accountant concerning any matter.

New Principal Accountant
------------------------

On June 9, 2004, we engaged Russell Bedford Stefanou Mirchandani LLP as our principal registered public accounting firm. Our Board of Directors approved the selection of Russell Bedford Stefanou Mirchandani LLP as our principal registered public accounting firm. We did not previously consult with Russell
Bedford Stefanou Mirchandani LLP regarding any matter, including but not limited to:

     o    the application of accounting principles to a specified transaction, either completed or proposed; or
     o    the type of audit opinion that might be rendered on the Company's financial statements; or
     o    any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v)
          of Regulation S-B).

ITEM 8A.   CONTROLS AND PROCEDURES

Based on a recent evaluation, as of the end of the period covered by this Annual
Report on Form 10-KSB, our Chief Executive Officer and Chief Financial Officer
have concluded that our disclosure controls and procedures (as defined in the
Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic reports filed or submitted under the Securities Exchange Act of 1934.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                       37

--------------------------------------------------------------------------------

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OUR MANAGEMENT

The persons listed in the table below are our present directors and executive officers.

Name                     Age     Position
----                     ---     --------
Anthony L. Havens        50      Chief Executive Officer, President and Chairman
Daniel J. Lanjewar       40      Chief Financial Officer and Treasurer
Sandra L. Ahman          41      Vice President, Secretary and Director

None of our directors, officers, affiliates, or 5% beneficial owners known to us are involved in any material proceeding adverse to Tomahawk or has a material interest adverse to Tomahawk.

None of the our directors or officers are directors of another reporting company.

MANAGEMENT PROFILE

Anthony L. Havens, Chief Executive Officer, President and Chairman. On February
27, 2004, Mr. Havens became the Chief Executive Officer, President and Chairman of the Board of the Company. Mr. Havens has been the Managing Member and Chief
Executive Officer of Sparta Commercial Services, LLC since its inception in
2001. He is involved in all aspects of Sparta's operations, including providing strategic direction, and developing sales and marketing strategies. From 1994 to the present, Mr. Havens has been Chief Executive Officer and a director of
American Motorcycle Leasing Corp. He co-founded American Motorcycle Leasing
Corp. in 1994, and developed its operating platform and leasing program to include a portfolio which includes both prime and sub-prime customers. Mr.
Havens has over 20 years of experience in finance and investment banking.

Daniel J. Lanjewar, Chief Financial Officer and Treasurer. Mr. Lanjewar has
served as our principal financial officer since July 6, 2004 and became our
Chief Financial Officer and Treasurer on August 2, 2004. From 2001 to June 2004,
Mr. Lanjewar had served as Chief Financial Officer for a diversified holding company, G. Holdings Corp., where he had managed the accounting and operations of various companies that develop and manage hotels and commercial and residential buildings and an international wholesale company with offices in four countries. From 1991 until 2001, Mr. Lanjewar had served initially as
Controller and then Chief Financial Officer for ACG Communications, Inc., a marketing communications company owned by Havas Advertising. Prior to this, Mr.
Lanjewar was employed by Deloitte & Touche LLP and then by MasterCard
International, Inc. Mr. Lanjewar is a member of the American Institute of
Certified Public Accountants and currently serves as a volunteer for the
Valhalla Ambulance Corps. He graduated Fordham University with a BS in
Accounting.

Sandra L. Ahman, Vice President, Secretary and Director. On March 1, 2004,
Sandra Ahman became Vice President of Operations and Secretary of the Company,
and a Director on June 1, 2004. She has been a Vice President of Sparta
Commercial Services, LLC since formation. From 1994 to 2004, she was Vice
President of Operations of American Motorcycle Leasing Corp. Prior to joining
American Motorcycle Leasing Corp., Ms. Ahman was with Chatham Capital Partners,
Ltd. Before joining Chatham in 1993, she was Manager, Human Resources for Comart
and Aniforms, a sales promotion and marketing agency in New York, where she worked from 1986 to 1993. For the past 10 years, Ms. Ahman has been an active volunteer with The Children's Aid Society in New York City. She is the
Chairperson of its Associates Council, a membership of 500 committed volunteers.

                                       38

--------------------------------------------------------------------------------

BOARD OF DIRECTORS, COMMITTEES AND MEETING

Our directors are elected annually to serve for one year and hold office until the next annual meeting of the shareholders and until their successors are elected and qualified. Our Board of Directors may increase the size of the Board of Directors. Any director who fills a position created by the Board of
Directors serves until the next annual meeting of the shareholders. Our officers are elected by the Board of Directors at the first meeting after each annual meeting of our shareholders, and hold office until their death, resignation or removal from office.

During the fiscal year that ended on April 30, 2004, the Board of Directors held one meeting, attended or participated in by all of the directors. Other matters were undertaken by written consent by the Board of Directors.

The Board of Directors does not currently maintain an audit, nominating or compensation committee, or similar committees, of the Board of Directors. We plan to appoint an audit, nominating and compensation committee in the near future.

The Board of Directors is responsible for matters typically performed by an audit committee. We do not have a separate audit committee, or any other committee, of the Board of Directors. No person serving on our Board of
Directors qualifies as a financial expert. We seek to attract persons with financial experience to serve on our Board of Directors and we intend to form an audit committee of the Board of Directors during our fiscal year 2005.

CONFLICTS OF INTEREST

Certain management employees of our company have worked for American Motorcycle and Leasing Corp. and will continue to do so on a limited basis for the near future as we transition from a development stage company and commence active operations. While our business plans differ from those of American Motorcycle and Leasing Corp., we operate in the same industry as American Motorcycle and
Leasing Corp. Mr. Havens is an officer, director and significant equity owner of
American Motorcycle and Leasing Corporation. Pursuant to a license agreement between Sparta Commercial Services and American Motorcycle and Leasing Corp.,
Sparta Commercial Services issued 330,433 membership interests to American
Motorcycle and Leasing Corp., which will be exchanged for 34,256,941 shares of our common stock after we increase our authorized capital. Officers and directors of Sparta who are also shareholders of American Motorcycle and Leasing
Corp. disclaim ownership of, and entitled to, any of those shares. Issues could arise with respect to the taking of corporate opportunities of each other. Any competition with American Motorcycle and Leasing Corp. could adversely affect our business, operating results and financial condition. Accordingly, we may be subject to legal proceedings and claims, including claims of alleged infringement of the intellectual property, competition, conflict of interest, and other business governance related claims. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

CODE OF ETHICS

We have not yet adopted a code of ethics applicable to our directors, officers and employees. However, we expect to adopt a code of ethics during our fiscal year 2005.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. Such persons are also required by SEC regulations to furnish us with copies of all such Section 16(a)
forms they file. Based solely on a review of the copies of such reports furnished to us, we are not aware of any material delinquencies in the filing of such reports, except that we are not aware of any filings by any person, including former officers and directors, reporting the termination of such person's status as an officer, director, or ten percent shareholder as a consequence of our acquisition of Sparta on February 27, 2004.

                                       39

--------------------------------------------------------------------------------

ITEM 10.   EXECUTIVE COMPENSATION

Prior to February 27, 2004, management spent less than five hours per month on company matters. Accordingly, no officer or director received any compensation other than reimbursement for out-of-pocket expenses incurred on behalf of
Tomahawk, and no cash compensation, deferred compensation, employee stock options, or long-term incentive plan awards were issued or granted to our management through February 27, 2004.

SUMMARY COMPENSATION TABLE

The table below sets forth information concerning the annual and long-term compensation during our last three fiscal years of our Chief Executive Officer and all of our other officers ("Named Executive Officers").

---------------------------------   ----------------------   ----------------   -------------
                                                                 Long Term
                                                               Compensation
                                     Annual Compensation          Awards
                                                                Securities       All Other
Name and Principal Position         Year   Salary    Bonus      Underlying      Compensation
                                                             Options/SARS (#)
---------------------------------   ----   -------   -----   ----------------   -------------
Anthony L. Havens (1)               2004   $36,000      $0                  0              $0
 Chief Executive Officer,
 President, and Director
Sandra L. Ahmen (2)                 2004        $0      $0                  0              $0
 Vice President and Secretary
Glenn Little (3)                    2004        $0      $0                  0              $0
 Former President and Director      2003        $0      $0                  0              $0
                                    2002        $0      $0                  0              $0
Matthew Blair (3)                   2004        $0      $0                  0              $0
 Former Secretary, Treasurer, and   2003        $0      $0                  0              $0
 Director                           2002        $0      $0                  0              $0
---------------------------------   ----   -------   -----   ----------------   -------------

(1)  Became an officer on February 27, 2004. His reported fiscal year 2004 compensation covers the period February 27, 2004 through April 30, 2004.
(2)  Became an officer on March 1, 2004. Her reported fiscal year 2004 compensation covers the period March 1, 2004 through April 30, 2004.
(3)  Resigned, effective February 27, 2004.

STOCK OPTION INFORMATION

No employee stock options or long-term incentive plan awards were issued or granted to management during the year ended April 30, 2004.

During our fiscal year 2005, we intend to implement an employee stock incentive plan, whereby we may issue shares of common stock and stock options to our employees and consultants. We intend for the plan to cover the issuance of an amount equal to up to approximately 10% of our outstanding shares of common stock.

OPTION EXERCISES IN FISCAL 2004 AND YEAR END OPTION VALUES

No options to purchase common stock have been exercised during the year ended
April 30, 2004.

                                       40

--------------------------------------------------------------------------------

DIRECTOR COMPENSATION

Directors have not been compensated for their services on the Board of
Directors. We may, in the future, establish a compensation plan for our independent directors.

MANAGEMENT EMPLOYMENT AGREEMENTS

Through the year ended April 30, 2004, we did not have any employment agreement with our executive officers.

We reserve the right to enter into written employment agreements with our executive officers and other employees for their services at competitive compensation rates, including bonuses and other benefits, including issuance of stock options, as may be determined by the Board of Directors.

Employment Agreement with CEO
-----------------------------

We entered into an employment agreement, dated as of July 12, 2004, with Anthony
L. Havens who serves as our Chief Executive Officer. The employment is for a term of five years. The employment term is to be automatically extended for one five-year period, and additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. His base salary is at an annual rate of $280,000. He is entitled to defer a portion of his base salary each year. He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors. He is entitled to a $1,000,000 term insurance policy.
He is entitled to six weeks of paid vacation per year, and health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies. If terminated, he is entitled to three months of severance for up to six months of service for each year of employment, plus full participation in all standard employee benefits during the period of severance payments. The employment agreement provides for termination for cause. If he resigns for good reason or is terminated without cause within twelve months after a change in control, he is entitled to receive an additional lump sum payment equal to the greater of the severance payment or the balance of his base salary for the remaining employment term, continued coverage under any welfare benefits plans for two years, and full vesting of any account balance under a 401(k) plan. For purposes of the employment agreement, a change in control refers to:

     o    a change in voting power, due to a person becoming the beneficial owner of 50% or more of the voting power of our securities and our largest shareholder;
     o    during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors, including later approved directors, ceasing to consisted a majority of the Board of Directors;
     o    a merger, consolidation or sale of our company with a third party, after which our shareholders do not own more than 50% of the voting power; or
     o    a sale of all or substantially all of our assets to a third party.

If we elect not to renew the employment agreement, he shall be entitled to receive severance equal to thirty months of his base salary plus standard employment benefits. If we fail to fully perform all or any portion of our post-termination obligations, we are be obligated to pay to him an amount equal to five times the value of the unperformed obligation.

                                       41

--------------------------------------------------------------------------------

Employment Agreement with CFO
-----------------------------

On August 2, 2004, we entered into an employment agreement with Daniel J.
Lanjewar who serves as our Chief Financial Officer pursuant to a two-year employment agreement. The employment term is to be automatically extended for one two-year period, and additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. His base salary is at an annual rate of $140,000. He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors. He is entitled to a grant of 4,545,455 shares of our common stock. The grant of shares is subject to vesting and subject to continued employment. Twenty percent of the shares shall vest on
January 1, 2005, and the reminder of the shares are to vest in equal portions on
July 1, 2005, July 1, 2006, July 1, 2007, and July 1, 2008, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period. He is entitled to four weeks of paid vacation per year, and health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is made generally available to other senior executives. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies. If terminated, he is entitled to severance, based on his base salary, as follows: three months of severance for up to six months of service, six months of severance if terminated during the seventh through the twelfth month of service, and one year of severance if terminated after one year or more of service. The employment agreement provides for termination for cause.
If he resigns for good reason or is terminated without cause within twelve months after a change in control, he is entitled to receive an additional lump sum payment equal to the greater of the severance payment or the balance of his base salary for the remaining employment term, continued coverage under any welfare benefits plans for one year, and full vesting of any account balance under a 401(k) plan. For purposes of the employment agreement, a change in control refers to:

     o    a change in voting power, due to a person becoming the beneficial owner of 50% or more of the voting power of our securities and our largest shareholder;
     o    during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors, including later approved directors, ceasing to consisted a majority of the Board of Directors;
     o    a merger, consolidation or sale of our company with a third party, after which our shareholders do not own more than 50% of the voting power; or
     o    a sale of all or substantially all of our assets to a third party.

If we elect not to renew the employment agreement during the first two years, he shall be entitled to receive severance equal to six months of his base salary, and up to twelve months of severance depending on the number of years served.

                                       42

--------------------------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the number of shares of the common stock beneficially owned as of August 13, 2004, by each person who is known by us to beneficially own 5% or more of our common stock, each of our directors and executive officers, and all of our directors and executive officers as a group.

All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned. The information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below.

Beneficial ownership of shares of common stock after giving effect to shares acquirable within 60 days are listed separately.

--------------------------------   --------------------   --------   ------------------------   --------
Name                               Amount and Nature of   Percent    Amount and Nature of       Percent
                                   Beneficial Ownership   of Class   Beneficial Ownership       of Class
                                   (1)(2)                 (1)(2)     (Giving effect to shares   (1)(3)
                                                                     issuable to Sparta
                                                                     members and pursuant
                                                                     to other right)(1)(3)
--------------------------------   --------------------   --------   ------------------------   --------

Anthony Havens,                              60,057,309        30%                263,866,095        36%
 President and Director (1)(4)
Daniel J. Lanjewar (6)                                0         0%                  4,545,455         1%
Kristian Srb (1)(5)                          60,171,111        30%                264,366,095        36%
Sandra L. Ahman,                              1,057,663       0.5%                  4,646,919         1%
 Vice President and Director (1)
Glenn A. Little                              40,000,000        20%                 40,000,000         6%
 211 West Wall Street
 Midland, Texas 79701
All Directors and                            61,114,972        31%                273,058,469        38%
 Executive Officers (3 persons)
--------------------------------   --------------------   --------   ------------------------   --------

(1)  On February 27, 2004, the Company acquired all of the outstanding membership interests in Sparta in exchange for 629,874,626 shares of the common stock of the Company. As of February 27, 2004, the Company had an
     authorized capital of 200,000,000 shares and 56,637,228 shares issued and outstanding, and issued the remaining 143,362,772 shares to Sparta members;
     accordingly, the balance of the 486,511,854 shares due to Sparta members will be issued upon completion of an increase in the Company's authorized capital, or, upon completion of a reverse split of the outstanding shares.
(2)  Assumes 200,000,000 shares outstanding as of July 1, 2004.
(3)  Assumes 727,701,145 shares outstanding, after giving effect to the increase in authorized capital and the issuance of shares to Sparta members, and after giving effect to an estimated 36,643,836 shares issuable pursuant to other rights and 4,545,455 shares subject to vesting issuable pursuant to an employment agreement.
(4)  Havens' minor son owns 113,803 shares (totalling 500,000 shares after full issuance to Sparta members) of the Company in a trust account. Havens is not the trustee for his son's trust account, and does not have direct voting control of such shares. For purposes of this statement, Havens' is not reported as having the sole or shared power to vote or direct the vote of such shares. For purposes of this statement, Havens disclaims beneficial ownership of such shares held in his son's trust account.
(5)  Includes 113,803 shares (equally 500,000 shares after full issuance to
     Sparta members) held by Srb's minor daughter, for which Srb may be deemed to have beneficial ownership of such shares.
(6)  Refers to common stock grant of 4,545,455 shares, subject to vesting, pursuant to an employment agreement.

Except as otherwise set forth below, the business address of each of the persons listed below is c/o the Company, 240 West 35th Street, Suite 402, New York, NY
10001.

                                       43

--------------------------------------------------------------------------------

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                        Number of securities to    Weighted average
                                        be issued upon exercise    exercise price of      Number of securities
                                        of outstanding options,  outstanding options,   remaining available for
            Plan category                 warrants and rights     warrants and rights       future issuance
            -------------                 -------------------     -------------------       ---------------

Equity compensation plans approved by                  0                    N/a                      N/a
securities holders

Equity compensation plans not                          0                    N/a                      N/a
approved by security holders

Total                                                  0                    N/a                      N/a

CHANGES IN CONTROL

We do not have any arrangements that may result in a change in control.

                                       44

--------------------------------------------------------------------------------

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 27, 2004, pursuant to an Agreement and Plan of Reorganization with
Sparta Commercial Services, LLC and its members, we acquired all of the membership interests of Sparta in exchange for the agreement for the issuance of
629,874,626 shares of our common stock. At February 26, 2004, we had an authorized capital of 200,000,000 shares and 56,637,228 shares issued and outstanding, and we issued the remaining balance of authorized capital of
143,362,772 shares to Sparta members; accordingly, the remaining unissued balance of 486,511,854 shares due to the Sparta members will be issued upon completion of an increase in our authorized capital or completion of a reverse split of the outstanding shares on a post-split adjusted basis. The shares issued and issuable to the Sparta members would constitute, when fully issued, approximately 91.75% percent of our outstanding shares. Pursuant to the acquisition, all of our former directors and officers resigned, and nominated
Anthony Havens, the designee of Sparta, as the officer and director. Present officers of the company, Anthony Havens and Sandra Ahman, acquired their respective ownership interest in our common stock pursuant to their exchange of membership interests of Sparta. Glenn A. Little, the former principal stockholder of the company, prior to the completion of acquisition owned
40,000,000 shares, or 71%, of our then issued and outstanding shares of common stock. Sparta also entered into a consulting agreement for business and financial services with Glenn A. Little. The agreement is for a term of one year. Mr. Little received a fee of $100,000 pursuant to the consulting agreement.

We entered into a license agreement, dated as of June 1, 2002, and as amended on
December 3, 2003, with American Motorcycle Leasing Corp. Under the agreement, we have a non-exclusive, perpetual right to use American Motorcycle Leasing Corp.'s proprietary operating systems related to consumer credit underwriting procedures, vehicle and vehicle lease value evaluation methods, rental stream collection and insurance tracking policies and procedures. The license fee consisted of $300,000 and 330,433 membership interests of Sparta Commercial
Services, LLC, which will be exchanged for 34,256,941 shares of Tomahawk upon an increase in our authorized capital.

We entered into a services agreement, dated as of March 1, 2004, with American
Motorcycle Leasing Corp. For a period of three years, American Motorcycle
Leasing Corp. is to provide personnel, computer equipment and software, and facilities, in connection with our credit and underwriting activities and our use of the operating systems that we had licensed from American Motorcycle
Leasing Corp. In return for such services, we agreed to pay $100,000 by March 1,
2005, and for the time of the personnel utilized at their salary rate at
American Motorcycle Leasing Corp.

On August 2, 2004, we agreed to grant Daniel J. Lanjewar, our Chief Financial
Office, pursuant to an employment agreement, 4,545,455 shares of our common stock. The grant of shares is subject to vesting and subject to continued
employment. Twenty percent of the shares shall vest on January 1, 2005, and the reminder of the shares are to vest in equal portions on July 1, 2005, July 1,
2006, July 1, 2007, and July 1, 2008, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period.

                                       45

--------------------------------------------------------------------------------

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-B are included as exhibits to this Report, as follows:

Exhibit    Description
-------    -----------
2*         Agreement and Plan of Reorganization, dated as of February 27, 2004
3(i)(1)*   Articles of Incorporation of Tomahawk Oil and Minerals, Inc.
3(i)(2)*   Certificate of Amendment of Articles of Incorporation
3(ii)(1)*  By-laws
3(ii)(2)*  By-laws Resolution
4*         Form of Company 2004 Stock Incentive Compensation Plan
10.1*      Service Agreement with American Motorcycle Leasing Corp.
10.2*      License Agreement with American Motorcycle Leasing Corp.
10.3*      Amended License Agreement with American Motorcycle Leasing Corp.
10.4*      Form of Employment Agreement with Anthony Havens
10.5*      Employment Agreement with Danny Lanjewar
10.6*      Consulting Agreement with Glenn Little
11*        Statement Concerning Computation of Per Share Earnings is
           hereby incorporated by reference to "Financial Statements" of
           Part II - Item 7, contained in this Form 10-KSB.
21*        List of Subsidiaries
31.1*      Certification of Chief Executive Officer Pursuant to Securities
           Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*      Certification of Chief Financial Officer Pursuant to Securities
           Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*      Certification of Chief Executive Officer Pursuant to Securities
           Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
32.2*      Certification of Chief Financial Officer Pursuant to Securities
           Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
---------
*    Filed herewith.

REPORT ON FORM 8-K

On March 1, 2004, we filed a report on Form 8-K reporting the reverse acquisition of Sparta Commercial Services, LLC under Items 1 and 2, and reporting the resignation of our former directors and officer in connection with the reverse acquisition under Item 6.

On June 9, 2004, we filed a report on Form 8-K reporting under Item 4 a change in our certifying accountant.

On June 15, 2004, we filed a report on Form 8-K/A supplementing our report on
Form 8-K filed on March 1, 2004, by reporting under Item 7 the financial information in connection with the reverse acquisition of Sparta Commercial
Services, LLC.

                                       46

--------------------------------------------------------------------------------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

Fees for audit services provided by our principal accountant during the years ended April 30, 2003 and 2004 were $7,500 and $7,500, respectively. Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees
------------------

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for fiscal years ended April 30, 2003 and
2004.

Tax Fees
--------

Fees for tax services provided by our principal accountant during the years ended April 30, 2003 and 2004 were $2,500 and $2,500, respectively. Tax services related primarily to the preparation of company tax filings with regulatory agencies.

All Other Fees
--------------

There were no other fees billed for services.

Audit Committee Procedure
-------------------------

The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the
Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years ended April 30, 2003 and 2004 were approved by the Board of
Directors. We intend to continue using our principal registered public accounting firm, solely for audit and audit- related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions and similar transactions.

Pre-Approval Policies and Procedures
------------------------------------

The Board of Directors approved all of the services described above, and all fees paid. The Board of Directors did not have pre-approval policies and procedures in place during our fiscal years ended April 30, 2003 and 2004. In fiscal year 2005, we intend to implement a policy whereby, we will, prior to engaging our accountants to perform a particular service, obtain an estimate for the service to be performed and begin pre-approving all services.

                                       47

--------------------------------------------------------------------------------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TOMAHAWK INDUSTRIES, INC.

                                              By: /s/ Anthony L. Havens
                                                 ----------------------------
                                                  Anthony L. Havens
                                                  Chief Executive Officer

                                              Date: August 13, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:

Date: August 13, 2004                         By: /s/ Anthony L. Havens
                                                 ----------------------------
                                                  Anthony L. Havens
                                                  Chief Executive Officer, and
                                                  Chairman of the Board

Date: August 13, 2004                         By: /s/ Daniel J. Lanjewar
                                                 ----------------------------
                                                  Daniel J. Lanjewar
                                                  Chief Financial Officer

Date: August 13, 2004                         By: /s/ Sandra L. Ahman
                                                 -------------------------
                                                  Sandra L. Ahman
                                                  Vice President and Director

                                       48

--------------------------------------------------------------------------------