Form 10QSB
period 2004-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2004-09-14
CIK 318299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the quarterly period ended July 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ________ to ___________.

                         Commission file number: 0-9483
                                                 ------

                        SPARTA COMMERCIAL SERVICES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                  NEVADA                              95-3502207
                  ------                              ----------
     (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)                Identification No.)

               240 West 35th Street, Suite 402, New York, NY 10001
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 239-2666
                                 --------------
                           (Issuer's telephone number)

                            TOMAHAWK INDUSTRIES, INC.
                            -------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 13, 2004, we had 200,000,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                        SPARTA COMMERCIAL SERVICES, INC.

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JULY 31, 2004

                                TABLE OF CONTENTS

                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements for the Quarter Ended July 31, 2004             3

         Condensed Consolidated Balance Sheets
         as of July 31, 2004 and April 30, 2004                               3

         Condensed Consolidated Statements of Losses
         For the Three Months Ended July 31, 2004 and 2003 and For the
         Period October 1, 2001 (Date of Inception)
         Through July 31, 2004                                                4

         Condensed Consolidated Statement of Deficiency in Stockholders'
         Equity For the Period October 1, 2001 (Date of Inception)
         Through July 31, 2004                                                5

         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended July 31, 2004 and 2003
         and For the Period October 1, 2001 (Date of Inception)
         Through July 31, 2004                                                6

         Notes to Condensed Consolidated Financial Statements                 8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               14

Item 3.  Controls and Procedures                                             19

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         20

Item 5.  Other Information                                                   20

Item 6.  Exhibits                                                            21

Signatures                                                                   22

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  July 31, 2004
                                                                                    (Unaudited)    April 30, 2004
                                                                                    -----------    -----------
ASSETS

Current Assets:

Cash and cash equivalents                                                           $    99,195    $    11,973
Marketable securities                                                                    20,367         13,379
Inventories  (Note A)                                                                    59,741           --
                                                                                          3,000           --
                                                                                    -----------    -----------
Total Current Assets                                                                    182,303         25,352

Property and Equipment, net of accumulated depreciation of $58 and $30,
     at July 31, 2004 and April 30, 2004, respectively (Note C)                           3,610          1,193

Total Assets                                                                        $   185,913    $    26,545
                                                                                    ===========    ===========

LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                                    $   143,419    $    81,721

Due to related party (Note D)                                                              --           23,885
                                                                                    -----------    -----------
       Total Current Liabilities                                                        143,419        105,606

(Deficiency) in Stockholders' Equity: (Note E)

Common Stock, $0.001 par value; 200,000,000 shares authorized;
     56,637,228 shares issued and outstanding
     at July 31, 2004 and April 30, 2004                                                 56,637         56,637
Common stock - subscription payable                                                     678,363        143,363
Additional paid-in-capital                                                            1,579,870      1,579,870

Deficit accumulated during development stage                                         (2,272,376)    (1,858,931)
                                                                                    -----------    -----------
       Total (Deficiency) in Stockholders' Equity                                        42,494        (79,061)
                                                                                    -----------    -----------

Liabilities and (Deficiency) in Stockholders' Equity                                $   185,913    $    26,545
                                                                                    ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A development stage company)
                   CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                   (UNAUDITED)

                                                                               For the Period
                                                                               October 1, 2001
                                                                               (date of inception)
                                               For the Three Months Ended      through July 31,
                                                        July 31,                   2004
                                                 2004             2003
                                             -------------    -------------    -------------

Operating Expenses:
General and administrative                         413,417          595,301        2,281,029
Depreciation                                            28             --                 58
                                             -------------    -------------    -------------
   Total Operating Expenses                        413,445          595,301        2,281,087

Loss from Operations                              (413,445)        (595,301)      (2,281,087)
                                             -------------    -------------    -------------

Other Income (Expenses)                               --               --              8,711
Income Taxes                                          --               --               --
Net Loss                                     $    (413,445)   $    (595,301)   $  (2,272,376)
                                             =============    =============    =============

Loss per common share (basic and assuming
dilution)                                    $       (0.00)   $       (0.00)   $         n/a
                                             =============    =============    =============

Weighted average common shares outstanding
(basic and diluted)                            200,000,000      121,639,548              n/a

See accompanying notes to unaudited condensed consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A development stage company)
   CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR
             THE PERIOD OCTOBER 1, 2001 (Date of Inception) THROUGH
                                  JULY 31, 2004
                                   (UNAUDITED)

                              Sparta         Sparta
                              Commercial     Commercial                                                            Deficit
                              Services       Services,                    Subscription                             Accumulated    Total
                              LLC            Inc.                         Payable-                    Additional   During         Stockholders'
                              Membership     Common                       Common        Subscription  Paid-in      Development    Equity
                              Interest       Shares        Amount         Shares         Payable      Capital      Stage          (Deficiency)
                              -----------    -----------   -----------    ------------   ---------    ----------   -----------    -----------

Balance at October 1, 2001           --             --     $      --              --     $    --      $     --     $      --      $      --

Issuance of shares of
membership interest to
the founders                    5,100,000           --             250            --          --            --            --              250

Proceeds from capital
contributions                      50,000           --          50,000            --          --            --            --           50,000

Net Loss                             --             --            --              --          --            --         (50,015)       (50,015)

Balance at April 30, 2002       5,150,000           --          50,250            --          --            --         (50,015)           235

Proceeds from capital
contributions                     115,000           --         115,000            --          --            --            --          115,000

Net Loss                             --             --            --              --          --            --         (36,659)       (36,659)
                              -----------    -----------   -----------    ------------   ---------    ----------   -----------    -----------

Balance at April 30, 2003       5,265,000           --     $   165,250            --     $    --      $     --     $   (86,674)   $    78,576

Proceeds from capital
contributions                     775,000           --         775,000            --          --            --            --          775,000

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

Shares deemed to be
issued to Sparta
members in relation to
merger with Sparta
Commercial Services
LLC in February 2004           (6,818,433)          --      (1,718,683)    143,362,772     143,363     1,575,320          --            --

Net Loss                             --             --            --              --          --            --      (1,772,257)    (1,772,257)
                              -----------    -----------   -----------    ------------   ---------    ----------   -----------    -----------

Balance at April 30, 2004            --       56,637,228   $    56,637     143,362,772   $ 143,363    $1,579,870   $(1,858,931)   $  (79,061)

Proceeds from common
stock  subscription
payable                              --            --              --             --       535,000          --            --          535,000

Net Loss                             --            --              --             --          --            --        (413,445)      (413,445)
                              -----------    -----------   -----------    ------------   ---------    ----------   -----------    -----------

Balance at April 30, 2004            --       56,637,228   $    56,637     143,362,772   $ 678,363    $1,579,870   $ (2,272,376)  $    42,494
                              ===========    ===========   ===========    ============   =========    ==========   ============   ===========

See accompanying notes to unaudited condensed consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              For the Period October 1,
                                                                For the Three Months Ended    2001 (date of inception)
                                                                         July 31,             through July 31, 2004
                                                                   2004           2003
                                                                -----------    -----------    -----------

Cash Flows From Operating Activities:

Net Loss                                                        $  (413,445)   $  (595,301)   $(2,272,376)

Adjustments to reconcile net loss to net cash
used in operating activities:

Depreciation                                                             28           --               58

Shares issued in exchange for licensing fees                           --             --          330,433
Shares issued to founders                                              --             --              250
Shares issued to consultants for services                              --          448,000        448,000
Acquisition costs                                                      --             --           61,187
Gain on sale of investments                                            --             --           (8,711)
Increase(decrease) in:
Inventories                                                         (59,741)          --          (59,741)
Other current assets                                                 (3,000)          --           (3,000)
Accounts payable                                                     61,698          5,025        143,419
Due to related party                                                (23,885)        57,114           --
                                                                -----------    -----------    -----------
Net Cash used in Operating Activities                              (438,345)       (85,162)    (1,360,481)

Cash Flows From Investing Activities:
Net payments for property and equipment                              (2,445)          --           (3,668)
Net payments for purchase of marketable securities                   (6,988)          --          (11,656)
                                                                -----------    -----------    -----------
Net Cash used in Investing Activities                                (9,433)          --          (15,324)

Cash Flows From Financing Activities:
Proceeds form  sale of equity interests , net                       535,000         61,200      1,475,000
                                                                -----------    -----------    -----------
Net Cash Provided by Financing Activities                           535,000         61,200      1,475,000

Net increase (decrease) in cash and equivalents                      87,222        (23,962)        99,195
Cash and equivalents at beginning of period                          11,973         23,962           --
                                                                -----------    -----------    -----------
Cash and equivalents at end of period                           $    99,195           --      $    99,195
                                                                ===========    ===========    ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for interest                        $      --      $      --      $      --
                                                                -----------    -----------    -----------
Cash paid during the period for taxes                           $      --      $      --      $      --
                                                                -----------    -----------    -----------

See accompanying notes to unaudited condensed consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                                                              For the Period October 1,
                                                                For the Three Months Ended    2001 (date of inception)
                                                                         July 31,             through July 31, 2004
                                                                   2004           2003
                                                                -----------    -----------    -----------

Non Cash Investing and Financing Transactions:

Shares issued in exchange for licensing fees                    $     --       $     --       $   330,433
Shares issued to founders in exchange for services                    --             --               250
Shares issued in exchange for services                                --          448,000         448,000
Merger with Sparta: (Note B)

Common stock retained                                                 --             --            56,637
Liabilities assumed in excess of assets acquired                      --             --             4,550

Shares issued in exchange for services                                --             --            61,187

See accompanying notes to unaudited condensed consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying un-audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form
10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Accordingly, the results from operations for the three months period ended July
31, 2004 are not necessarily indicative of the results that may be expected for the year ended April 30, 2005. The un-audited consolidated financial statements should be read in conjunction with the consolidated April 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

Sparta Commercial Services, Inc. (the "Company" or "Tomahawk") was formed on May
13, 1980 under the laws of the State of Nevada. On February 27, 2004, the
Company entered into an Agreement of Plan and Reorganization ("Agreement") with
Sparta Commercial Services, LLC ("Sparta") a limited liability company formed on
October 1, 2001 under the laws of the State of Delaware under the name of Sparta
Financial Services, LLC. The liabilities of the Company's members are limited.
In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure. As a result of the Agreement, there was a change in control of the
Company. Also, subsequently, the Company's name was changed to Sparta Commercial
Services, Inc. From April 1988 until the date of the Agreement, the Company was an inactive publicly registered shell corporation with no significant assets or operations.

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

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from
October 1, 2001 (date of Sparta's inception) through July 31, 2004, the Company has accumulated losses of $2,272,376.

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition
-------------------

The Company originates leases on new and used motorcycles from motorcycle dealers throughout the United States. All of the Company's leases, which the
Company enters into, are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased motorcycles, together with the initial direct costs of originating the lease, which are capitalized, appear on the balance sheet as "motorcycles under operating leases-net". The capitalized cost of each motorcycle is depreciated over the lease term, on a straight-line, basis down to the Company's original estimate of the projected value of the motorcycle at the end of the scheduled lease term (the "Residual").
Monthly lease payments are recognized as rental income. An acquisition fee classified as fee income on the financial statements is received and recognized in income at the inception of the lease.

The Company realizes gains and losses as the result of the termination of leases, both at and prior to their scheduled termination, and the disposition of the related motorcycle. The disposal of motorcycles, which reach scheduled termination of a lease, results in a gain or loss equal to the difference between proceeds received from the disposition of the motorcycle and its net book value. Net book value represents the residual value at scheduled lease termination. Lease terminations that occur prior to scheduled maturity as a result of the lessee's voluntary request to purchase the vehicle should result in net gains, equal to the excess of the price received over the motorcycle's net book value.

Early lease terminations also occur because of (i) a default by the lessee, (ii)
the physical loss of the motorcycle, or (iii) the exercise of the lessee's early termination. In those instances, the Company receives the proceeds from either the resale or release of the repossessed motorcycle, or the payment by the lessee's insurer. The company records a gain or loss for the difference between the proceeds received and the net book value of the motorcycle.

Inventories
-----------

The book value of motor vehicles in inventories equals the original cost less accumulated depreciation, on the specific identification method, which is not in excess of market value. The Company provides for a reserve for decreases in market value, if any, which may occur prior to the sale or release of motor vehicles out of inventory.

Components of inventories at July 31, 2004 and 2003 are as follows:

                                                         2004          2003
                                                        -------       -------

       Motor vehicles                                   $59,741       $  --
                                                        =======       =======

Amortization
------------

Initial direct costs incurred in connection with the originating leases are capitalized and amortized over the term of the lease. Amortization expense for the three months ended July 31, 2004 and 2003 was $0.

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

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)
------------------------------------

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
Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports from
January 1, 2003. The Company does not have stock based awards of compensation to employees granted or outstanding during the period from October 1, 2001 (date of inception) through July 31, 2004.

New Accounting Pronouncements
-----------------------------

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

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004
                                   (UNAUDITED)

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

NOTE C - PROPERTY AND EQUIPMENT

Major classes of property and equipment at July 31, 2004 and 2003 consist of the followings:

                                                         2004          2003
                                                        -------       -------

       Computer equipment                               $ 3,668       $ 1,223
       Less: accumulated depreciation                       (58)          (30)
                                                        -------       -------

       Net property and equipment                       $ 3,610       $ 1,193
                                                        =======       =======

Depreciation expense was $28 and $0 for the three months ended July 31, 2004 and
2003, respectively.

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004
                                   (UNAUDITED)

NOTE D - RELATED PARTY TRANSACTIONS

The Company entered in to a licensing agreement relating to the use of a proprietary operating system, with an entity controlled by the Company's
President and Chief Executive Officer. During the three months ended July 31,
2004 and 2003, the Company charged to operations $100,000 and $0, respectively, in connection with the licensing agreement. Also, during the three months ended
July 31, 2004 and 2003, the Company paid $59,741 and $0, for purchase of inventory of motorcycles from the related party. At July 31, 2004 and 2003, the balance outstanding on account of licensing agreement payable to related party was $0.

During the three months ended July 31, 2004 and 2003, the Company paid $20,000 and $0, in exchange for services to Company's President and Chief Executive
Officer. These amounts were charged to operations.

The Company leases office space from an entity controlled by the Company's
President and Chief Executive Officer.

NOTE E - EQUITY INSTRUMENTS

The Company is authorized to issue 200,000,000 shares of common stock with
$0.001 par value per share. As of July 31, 2004, the Company has issued and outstanding 56,637,228 shares of common stock.

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

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004
                                   (UNAUDITED)

NOTE E -EQUITY INSTRUMENTS (Continued)

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

During three months ended July 31, 2004, the Company sold rights to acquire securities of the Company to investors for aggregate gross proceeds of $535,000.
In the event that the Company conducts a private placement transaction in 2004 utilizing a designated registered broker-dealer as a placement agent, the rights will automatically convert into the securities sold in such private placement at the private placement sale price. In the event that the Company does not complete any of the aforementioned financing by the end of calendar 2004, the rights will automatically convert into common stock at a purchase price of
$0.0146 per share, or the purchase of an aggregate of 28,082,192 shares. At July
31, 2004, the Company has recorded $535,000 as subscription payable.

NOTE F - SUBSEQUENT EVENT

In August 2004, the Company received $50,000 cash as subscription for common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

                          "FORWARD-LOOKING" INFORMATION

This report on Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe,"
"expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

INTRODUCTORY STATEMENT

The following discussion and analysis should be read in conjunction with the information set forth in the un-audited consolidated financial statements for the quarter ended July 31, 2004 and the consolidated April 30, 2004 financial statements and footnotes found in the Company's SEC Form 10-KSB.

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

                                COMPANY OVERVIEW

The quarter ended July 31, 2004 was a period of development, as we continue to develop our products and market them to dealers and manufacturers.

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

To date, we have generated limited sales revenues, have incurred expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from
October 1, 2001 (date of Sparta's inception) through July 31, 2004, we have accumulated losses of $2,272,376.

The quarter ended July 31, 2004 was a developmental stage period for us, setting up credit procedures, setting our arrangements with vehicle distributors, obtaining personnel, seeking financing to support our developmental efforts, and seeking credit facilities. In fiscal year 2005, we will seek to obtain regulatory approval in several states, where required, prior to commencing active operations. We are actively signing up dealers to participate in our financing programs, including our private label financing programs. We have signed up two manufacturers to our private label programs, and are in negotiations with several other manufacturers who have indicated an interest in a private label program. Presently, we have very little operating capital to fulfill our planned business plans. We estimate that we will need approximately
$700,000 to conduct limited operations during the next twelve months. The lack of capital has made it difficult to obtain a credit line with a lending institution which we will need before commencing full active operations. We are presently in discussions with several institutions about obtaining a credit line, which would permit us to more quickly implement our business plan.

RESULTS OF OPERATIONS
COMPARISON OF THE QUARTER ENDED JULY 31, 2004 TO THE QUARTER ENDED JULY 31, 2004

For the quarter ended July 31, 2004, we have generated no sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will begin earning revenues from operations in late calendar year 2004 as we transition from a development stage company to an operating company.

Costs and Expenses
------------------

The Company incurred licensing fees of $150,633 for the quarter ended July 31,
2004 and $57,115 for the quarter ended July 31, 2003. The increase in fees represent costs incurred for the licensing of certain proprietary software, operating systems and processes for use in connection with the extension of credit and underwriting techniques for the purchase and lease of motor vehicles.

The Company incurred organization costs of $11,560 for the quarter ended July
31, 2004 and $496,532 for the quarter ended July 31, 2003. This decrease of
$484,972 is primarily attributed to the Company issuing 448,000 shares of membership interest to various consultants in exchange for services valued at $1 per share in June 2003.

The Company incurred compensation costs of $141,749 for the quarter ended July
31, 2004 and $1,000 for the quarter ended July 31, 2003. The increase is related to the costs of the Company increasing its employment base during 2004. As the
Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries and issue common stock to consultants and employees.

The Company incurred legal and accounting fees of $32,854 for the quarter ended
July 31, 2004 as compared to $38,059 for the quarter ended July 31, 2003, a decrease of $5,205. The decrease is related to certain legal costs that were incurred last year with regards to completing the reverse acquisition with
Sparta Commercial Services in February 2004. As a result of the Company's recapitalization as a public company, the Company will continue to incur legal and accounting expenses associated with complying with various federal and state securities statutes, rules and regulations.

The Company incurred consulting fees of $39,325 for the quarter ended July 31,
2004 and $0 for the quarter ended July 31, 2003. This increase is due to the
Company using various consultants to complete the development of the website and establish programs, procedures and policies.

Net Loss
--------

Our net loss for the quarter ended July 31, 2004 was $413,445 in contrast to a loss of $595,301 for the quarter ended July 31, 2003. The $181,856 decrease in net loss was due primarily to the fact that the Company is nearing the completion of the development stage and therefore is incurring less development costs as compared to the quarter ended July 31, 2003.

Our net loss per common share (basic and diluted) was $0 for the quarter ended
July 31, 2004 and $0 for the quarter ended July 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2004, the Company had working capital of $38,884. The Company generated a deficit in cash flow from operations of $438,345 for the year ended
April 30, 2004. The deficit in cash flow from operating activities for the quarter ended July 31, 2004 is primarily attributable to the Company's net loss from operations of $413,445, adjusted for depreciation and amortization of $28, purchase of inventories and other current assets of $62,741, payments to a related party of $23,885, and an increase in payables of $61,698.

Cash flows used in investing activities for the quarter ended July 31, 2004 was
$9,433.

The Company met its cash requirements during the period through proceeds from the issuance of equity of $535,000. Subsequent to this period, the Company has received proceeds from the issuance of equity of $50,000. Additionally, the
Company has received limited revenues from its recently launched private label programs and from dealer sign-up fees.

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

We estimate that we will need approximately $700,000 to conduct limited operations during the next twelve months. Based on capital received from equity financing after our fiscal year ended 2004, and certain indications of interest to purchase our equity, we believe that we have, or will have, sufficient capital resources to meet projected cash flow deficits through the next twelve months. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition, and we will have to adust our planned operations and development on a more limited scale.

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
          and
     o    initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis.

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

Number of Employees
-------------------

From our inception through the period ended July 31, 2004, we have relied on the services of outside consultants for services and currently have six employees.
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
Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the period from January 1, 2003 through April 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The
Company does not have stock based awards of compensation to employees granted or outstanding during the period from October 1, 2001 (date of inception) through
July 31, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief
Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act)
as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the
Securities and Exchange Commission's rules and forms.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between May and July 2004, we sold rights to seven accredited investors for aggregate gross proceeds of $535,000 in transactions deemed exempt from registration pursuant to Section 4(2) of the Securities Act. In September 2004,
we sold additional rights for gross proceeds of $50,000. In the event that we conduct a private placement transaction in 2004 utilizing a designated registered broker-dealer as a placement agent, the rights will automatically convert into the securities sold in such private placement at the private placement sale price. In the event that we do not complete any of the aforementioned financing by the end of calendar 2004, the rights will automatically convert into common stock at a purchase price of $0.0146 per share, or the purchase of an aggregate of 40,068,493 shares, subject to adjustment for stock split(s). We used the proceeds for working capital purposes.

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

ITEM 5. OTHER INFORMATION.

In August 2004, the Company filed a Certificate of Amendment to the Articles of
Incorporation with the Secretary of State of the State of Nevada changing the
Company's name from "Tomahawk Industries, Inc." to "Sparta Commercial Services,
Inc." The Certificate of Amendment is effective as of August 25, 2004.

In connection with the Company's name change, effective August 30, 2004, the trading symbol of the Company's common stock on the OTC Bulletin Board changed from "TMHK" to "SRTA."

On July 1, 2004, holders of a majority of our outstanding common stock, owning approximately 61% of the outstanding shares of our common stock, have executed written consents in favor of the certain corporate actions, which as of
September 7, 2004, have not yet been effected:

     1.   Amend our Articles of Incorporation to increase our authorized  number of shares from  200,000,000  shares to 700,000,000  shares,  par value
          $0.001, and to designate 10,000,000 shares as preferred stock.

     2.   Effect a 1-for-200  reverse stock split of the  outstanding  shares of the  Company's  common  stock,  which will be  promptly  followed by a forward stock split of between 10-for-1 to 40-for-1.

     3.   Amend our Articles of Incorporation to reduce our authorized number of shares  from  700,000,000  shares to  350,000,000  shares,  subject to completion of the proposed stock split(s).

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit
--------------    ----------------------

Exhibit 3(i)      Certificate of Amendment (Incorporated by reference to
                  Exhibit 3(i) of Report on Form 8-K filed on August 27, 2004)
Exhibit 11        Statement re: computation of per share earnings is hereby
                  incorporated by reference to "Financial Statements" of
                  Part I - Financial Information, Item 1 - Financial Statements,
                  contained in this Form 10-QSB.
Exhibit 31.1*     Certification of Chief Executive Officer Pursuant to
                  Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 31.2*     Certification of Chief Financial Officer Pursuant to
                  Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 32.1*     Certification of Chief Executive Officer Pursuant to
                  Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section
                  1350
Exhibit 32.2*     Certification of Chief Financial Officer Pursuant to
                  Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section
                  1350
---
* Filed herewith.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SPARTA COMMERCIAL SERVICES, INC.

Date: September 14, 2004                    By:      /s/ Anthony L. Havens
                                                     ---------------------
                                                     Anthony L. Havens
                                                     Chief Executive Officer

Date: September 14, 2004                    By:      /s/ Daniel J. Lanjewar
                                                     ----------------------
                                                     Daniel J. Lanjewar
                                                     Chief Financial Officer

