Form 10QSB
period 2004-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2004-12-15
CIK 318299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                 For the quarterly period ended October 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ________ to ___________.

                         Commission file number: 0-9483

                        SPARTA COMMERCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                   95-3502207
     (State or other jurisdiction           (IRS EmployerIdentification No.)
     of incorporation or organization)

                 462 Seventh Ave, 20th Floor, New York, NY 10018
                    (Address of principal executive offices)

                                 (212) 239-2666
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of November 30, 2004, we had 200,000,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                        SPARTA COMMERCIAL SERVICES, INC.

                                   FORM 10-QSB
                     FOR THE QUARTER ENDED OCTOBER 31, 2004

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

         Condensed Consolidated Balance Sheets as of October 31, 2004
         and April 30, 2004                                                   3

         Condensed Consolidated Statements of Losses For the Three and
         Six Months Ended October 31, 2004 and 2003 and For the Period
         October 1, 2001 (Date of Inception) Through October 31, 2004         4

         Condensed Consolidated Statement of Deficiency in Stockholders'
         Equity For the Period October 1, 2001 (Date of Inception)
         Through October 31, 2004                                             5

         Condensed Consolidated Statements of Cash Flows For the
         Six Months Ended October 31, 2004 and 2003 and For the Period
         October 1, 2001 (Date of Inception) Through October 31, 2004         6

         Notes to Condensed Consolidated Financial Statements                 8

Item 2.  Management's Discussion and Analysis                                17

Item 3.  Controls and Procedures                                             23

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         24

Item 5.  Other Information                                                   25

Item 6.  Exhibits                                                            25

Signatures                                                                   26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               October 31,
                                                                                  2004
                                                                               (Unaudited)   April 30, 2004
                                                                               -----------    -----------
ASSETS
------

Current Assets:
Cash and cash equivalents                                                      $    32,901    $    11,973
Accounts receivable, net                                                            63,500           --
Marketable securities                                                                 --           13,379
Other current assets, net                                                           10,695           --
                                                                               -----------    -----------
Total Current Assets                                                               107,096         25,352

Motorcycles and other vehicles under operating leases, net of accumulated           35,123           --
  depreciation of $1,372 and $0, at October 31, 2004 and April 30, 2004,
  respectively (Note D)
Property and Equipment, net of accumulated depreciation of $389 and $30,
  at October 31, 2004 and April 30, 2004, respectively (Note C)                     10,232          1,193

Other Assets, net of accumulated amortization of $5,926 and $0,
  respectively (Note E)                                                             75,769           --
                                                                               -----------    -----------

Total Assets                                                                   $   228,220    $    26,545
                                                                               ===========    ===========

LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY
----------------------------------------------------

Current Liabilities:
Accounts payable                                                               $   332,063    $    81,721
Deferred revenue (Note A)                                                           86,033           --
Note payable (Note F)                                                               75,000           --
Due to related party (Note G)                                                         --           23,885
                                                                               -----------    -----------
       Total Current Liabilities                                                   493,096        105,606

(Deficiency) in Stockholders' Equity: (Note H)
Preferred stock, $0.001 par value: 10,000,000 shares authorized;                      --             --
   none issued and outstanding
Common Stock, $0.001 par value; 690,000,000 shares authorized;
  200,000,000 and 56,637,228 shares issued and outstanding at
  October 31, 2004 and April 30, 2004, respectively                                200,000         56,637

Common stock - subscription payable                                                585,000        143,363
Additional paid-in-capital                                                       1,579,870      1,579,870

Deficit accumulated during development stage                                    (2,629,746)    (1,858,931)
                                                                               -----------    -----------
       Total (Deficiency) in Stockholders' Equity                                 (264,876)       (79,061)
                                                                               -----------    -----------

Liabilities and (Deficiency) in Stockholders' Equity                           $   228,220    $    26,545
                                                                               ===========    ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A development stage company)
                   CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                   (UNAUDITED)

                                                                                                     For the Period
                                                                                                       October 1,
                                                                                                     2001 (date of
                                                                                                       inception)
                                                                                                        through
                                          For the Three Months Ended    For the Six Months Ended      October 31,
                                                 October 31,                   October 31,               2004
                                             2004           2003            2004          2003
                                          -----------   ------------    -----------    -----------    -----------

Revenue                                   $    21,464   $      --       $    21,464    $      --      $      --

Operating Expenses:
General and administrative                    371,203        303,002        784,620        928,303      2,630,768
Depreciation and amortization                   7,631          --             7,659           --            7,689
                                          -----------   ------------    -----------    -----------    -----------
   Total Operating Expenses                   378,834        303,002        792,279        928,303      2,638,457

Loss from Operations                         (357,370)      (303,002)      (770,815)      (928,303)    (2,638,457)
                                          -----------   ------------    -----------    -----------    -----------

Other Income (Expenses)                          --            --              --             --            8,711
Income Taxes                                     --            --              --             --             --

Net Loss                                  $ (357,370)   $  (303,002)    $  (770,815)   $  (928,303)   $(2,629,746)
                                          ===========   ===========     ===========    ===========    ===========

Loss per common share (basic and
assuming dilution)                        $    (0.002)  $    (0.003)    $    (0.004)   $    (0.008)   $       n/a
                                          ===========   ===========     ===========    ===========    ===========

Weighted average common shares
outstanding (basic and diluted)           200,000,000   123,314,947     200,000,000    122,472,968            n/a

 See accompanying notes to unaudited condensed consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                    FOR THE PERIOD OCTOBER 1, 2001 (Date of
                       Inception) THROUGH OCTOBER 31, 2004
                                   (UNAUDITED)

                            Sparta       Sparta
                            Commercial   Commercial                                                       Deficit
                            Services     Services,                 Subscription                           Accumulated  Total
                            LLC          Inc.                      Payable-                   Additional  During       Stockholders'
                            Membership   Common                    Common        Subscription Paid-in     Development  Equity
                            Interest     Shares       Amount       Shares        Payable      Capital     Stage        (Deficiency)
                            -----------  -----------  -----------  ------------  ---------    ----------  -----------  -----------

Balance at October 1, 2001  $      --    $      --     $     --    $       --    $    --      $     --    $      --    $      --

Issuance of shares of
membership interest to
the founders                  5,100,000         --            250          --         --            --           --            250

Proceeds from capital
contributions                    50,000         --         50,000          --         --            --           --         50,000

Net Loss                           --           --           --            --         --            --        (50,015)     (50,015)
Balance at April 30,
2002                          5,150,000         --         50,250          --         --            --        (50,015)         235
Proceeds from capital
contributions                   115,000         --        115,000          --         --            --           --        115,000

Net Loss                           --           --           --            --         --            --        (36,659)     (36,659)
                            -----------  -----------  -----------  ------------  ---------    ----------  -----------  -----------

Balance at April 30, 2003   $ 5,265,000  $      --    $   165,250  $       --    $    --      $     --    $   (86,674) $    78,576

Proceeds from capital
contributions                   775,000         --        775,000          --         --            --           --        775,000

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

Shares deemed to be
issued to Sparta
members in relation to
merger with Sparta
Commercial Services LLC
in February 2004             (6,818,433)        --     (1,718,683)  143,362,772    143,363     1,575,320         --           --

Net Loss                           --           --           --            --         --            --     (1,772,257)  (1,772,257)
                            -----------  -----------  -----------  ------------  ---------    ----------  -----------  -----------

Balance at April 30, 2004   $      --     56,637,228  $    56,637   143,362,772  $ 143,363    $1,579,870  $(1,858,931) $   (79,061)

Proceeds from common
stock  subscription
payable                            --           --           --            --      585,000          --           --        585,000

Shares  issued to
Sparta members in
relation to merger with
Sparta Commercial
Services LLC in
February 2004                      --    143,362,772      143,363  (143,362,772)  (143,363)         --         --             --

Net Loss                           --           --           --            --         --            --       (770,815)    (770,815)
                            -----------  -----------  -----------  ------------  ---------    ----------  -----------  -----------

Balance at October 31, 2004 $      --    200,000,000  $   200,000             0  $ 585,000    $1,579,870  $(2,629,746) $  (264,876)
                            ===========  ===========  ===========  ============  =========    ==========  ===========  ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Period
                                                                                    October 1, 2001
                                                                                    (date of
                                                                                    inception)
                                                                                    through
                                                       For the Six Months Ended     October
                                                             October 31,            31, 2004
                                                          2004          2003
                                                      -----------    -----------    -----------
Cash Flows From Operating Activities:

Net Loss                                              $  (770,815)   $  (928,303)   $(2,629,746)

Adjustments to reconcile net loss to net cash used
in operating activities:

Depreciation and amortization                               7,659           --            7,687
Shares issued in exchange for licensing fees                 --             --          330,433
Shares issued to founders                                    --             --              250
Shares issued to consultants for services                    --          448,000        448,000
Acquisition costs                                            --             --           61,187
Gain on sale of investments                                  --             --           (8,711)

Increase(decrease) in:
Accounts receivable                                       (63,500)          --          (63,500)
Other current assets                                      (10,695)          --          (10,695)
Accounts payable                                          250,342         (5,170)       332,063
Increase in deferred revenue                               86,033           --           86,033
Due to related party                                      (23,885)        57,114           --
                                                      -----------    -----------    -----------

Net Cash used in Operating Activities                    (524,861)      (428,359)    (1,446,999)

Cash Flows From Investing Activities:
Net payments for property and equipment                   (45,894)          --          (47,115)
Payments for other assets                                 (81,696)          --          (81,696)
Net proceeds from purchase of marketable securities        13,379         (4,928)         8,711
                                                      -----------    -----------    -----------
Net Cash used in Investing Activities                    (114,211)        (4,928)      (120,100)

Cash Flows From Financing Activities:
Proceeds from note payable                                 75,000           --           75,000
Proceeds form  sale of equity interests, net              585,000        516,200      1,525,000
                                                      -----------    -----------    -----------
Net Cash Provided by Financing Activities                 660,000        516,200      1,600,000

 See accompanying notes to unaudited condensed consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED) (Continued)

                                                                                    For the Period
                                                                                    October 1, 2001
                                                                                    (date of
                                                                                    inception)
                                                                                    through
                                                       For the Six Months Ended     October
                                                             October 31,            31, 2004
                                                          2004          2003
                                                      -----------    -----------    -----------

Net increase (decrease) in cash and equivalents            20,928         82,913         32,901
Cash and equivalents at beginning of period                11,973         23,962           --
                                                      -----------    -----------    -----------
Cash and equivalents at end of period                 $    32,901    $   106,875    $    32,901
                                                      ===========    ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for interest              $      --      $      --      $      --
                                                      -----------    -----------    -----------
Cash paid during the period for taxes                 $      --      $      --      $      --
                                                      -----------    -----------    -----------

Non Cash Investing and Financing Transactions:

Shares issued in exchange for licensing fees          $      --      $      --      $   330,433
Shares issued to founders in exchange for services           --             --              250
Shares issued in exchange for services                       --          448,000        448,000
Merger with Sparta: (Note B)

Common stock retained                                        --             --           56,637
Liabilities assumed in excess of assets acquired             --             --            4,550

Shares issued in exchange for services                       --             --           61,187

 See accompanying notes to unaudited condensed consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
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
Accordingly, the results from operations for the six months period ended October
31, 2004 are not necessarily indicative of the results that may be expected for the year ended April 30, 2005. The un-audited consolidated financial statements should be read in conjunction with the consolidated April 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from October 1, 2001 (date of Sparta's inception) through October 31, 2004, the
Company has accumulated losses of $2,629,746.

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
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

The Company realizes gains and losses as the result of the termination of leases, both at and prior to their scheduled termination, and the disposition of the related motorcycle. The disposal of motorcycles, which reach scheduled termination of a lease, results in a gain or loss equal to the difference between proceeds received from the disposition of the motorcycle and its net book value. Net book value represents the residual value at scheduled lease termination. Lease terminations that occur prior to scheduled maturity as a result of the lessee's voluntary request to purchase the vehicle have resulted in net gains, equal to the excess of the price received over the motorcycle's net book value.

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

The Company charges fees to manufacturers and other customers related to creating a private label version of the Company's financing program including web access, processing credit applications, consumer contracts and other related documents and processes. Fees received is amortized and booked as income over the length of the contract. At October 31, 2004 and 2003, the Company had recorded deferred revenue of $86,033 and $0, respectively.

Website Development Costs
-------------------------

The Company recognizes website development costs in accordance with Emerging
Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs."
As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses.

Inventories
-----------

The book value of motorcycles in inventories equals the original cost less accumulated depreciation, on the specific identification method, which is not in excess of market value. The Company provides for a reserve for decreases in market value, if any, which may occur prior to the sale or release of motorcycles out of inventory. At October 31, 2004 and 2003, the Company did not have any inventories.

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Amortization
------------

Initial direct costs incurred in connection with originating leases are capitalized and amortized over the term of the lease. Amortization expense for the six months ended October 31, 2004 and 2003 was $0.

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
Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports from
January 1, 2003. The Company does not have stock based awards of compensation to employees granted or outstanding during the period from October 1, 2001 (date of inception) through October 31, 2004.

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
                                OCTOBER 31, 2004
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

Tomahawk is obligated to issue an  additional  486,511,854  shares of its common stock to the Sparta's former members (see Note H).

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

NOTE C - PROPERTY AND EQUIPMENT

Major classes of property and equipment at October 31, 2004 and 2003 consist of the followings:

                                             2004      2003
                                           --------    ----

          Equipment                        $ 10,621    $--
          Less: accumulated depreciation       (389)    --
                                           --------    ----

          Net property and equipment       $ 10,232    $--
                                           ========    ====

Depreciation expense was $389 and $0 for the six months ended October 31, 2004 and 2003, respectively.

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (UNAUDITED)

NOTE D - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at October 31, 2004 and
2003 consist of the following:

                                                                       2004       2003
                                                                     --------    ------
     Motorcycles and other vehicles                                  $ 36,494    $ --
     Less: accumulated depreciation                                    (1,372)     --
                                                                     --------    ------
     Motorcycles  and  other  vehicles, net of accumulated             35,123      --
        depreciation
     Add: Unamortized commissions and origination costs                  --        --
     Less: estimated reserve for residual values                         --        --
                                                                     --------    ------
     Motorcycles  and other vehicles under  operating  leases, net   $ 35,123    $ --
                                                                     ========    ======

At October 31, 2004, motorcycles and other vehicles are depreciated to the estimated residual values of $20,031 over the lives of their lease contracts.

The following is a schedule by years of minimum future rentals on non cancelable operating leases as of October 31, 2004:

     Year ending April 30,
     2005                                                     $   5,500
     2006                                                         6,000
     2007                                                         6,000
     2008                                                         6,000
     2009                                                         6,000
                                                              ---------
                                                              $  29,500

NOTE E - OTHER ASSETS

At October 31, 2004 and 2003, other assets consist of the followings:

                                                          2004       2003
                                                        --------    ------

     Capitalized expenses                               $ 23,284    $ --
     Less: accumulated amortization                         (668)     --
                                                        --------    ------
     Net capitalized expenses                             22,616      --

     Secured assets                                       58,411      --
     Less: accumulated depreciation                       (5,258)     --
                                                        --------    ------
     Net secured assets                                   53,153      --

     Total other assets                                 $ 75,769    $ --
                                                        ========    ======

Amortization expense was $668 and $0, for the six months ended October 31, 2004 and 2003, respectively. Depreciation expense was $5,258 and $0, for the six months ended October 31, 2004 and 2003, respectively.

Secured assets consist of assets that are leased to third parties that the
Company has a security interest in (the Company is named lienholder).

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (UNAUDITED)

NOTE F - NOTES PAYABLES

                                                                          2004         2003
                                                                        ---------    ---------

Two notes payables;  10% interest,  unsecured,  expiring on April
30, 2005, lender shall be entitled to an "Equity Kicker" the note holders are entitled to an Equity  Kicker equal to such number of shares of the  Borrower's  common stock as equals 20% of the loan amount based on the pre-money  valuation of the Borrower (initial pre-money  valuation of $20 million,  which initial  valuation is subject to  adjustment  by the  placement  agent for the  Private
Placement), on a fully diluted basis subject to private placement related  and other  terms as per the  agreement,  in the event of default,  as penalty,  the repayment  after default of promissory note shall be  collateralized by certain security interest as per
the terms of the agreement.                                             $  75,000    $    --
                                                                        ---------    ---------
Less: current portion                                                     (75,000)        --
                                                                        ---------    ---------
Notes payable - long term                                               $    --      $    --
                                                                        =========    =========

NOTE G - RELATED PARTY TRANSACTIONS

The Company entered in to a licensing agreement relating to the use of a proprietary operating system, with an entity controlled by the Company's
President and Chief Executive Officer. During the six months ended October 31,
2004 and 2003, the Company charged to operations $150,633 and $200,000, respectively, in connection with the licensing agreement. Also, during the six months ended October 31, 2004 and 2003, the Company acquired a security interest of $58,412 and $0, for leasing motor vehicles that are owned by the related party to third party lessors. At October 31, 2004 and 2003, the balance outstanding on account of licensing agreement payable to related party was $0.

Up to November 30, 2004, the Company leased office space from an entity controlled by the Company's President and Chief Executive Officer. From December
1, 2004, the Company has entered into a lease agreement for office premises with an unrelated party. (Note J)

NOTE H - EQUITY INSTRUMENTS

The Company is authorized to issue 10,000,000 shares of preferred stock with
$0.001 par value per share and 690,000,000 shares of common stock with $0.001 par value per share. As of October 31, 2004, the Company has issued and outstanding no shares of preferred stock and 200,000,000 shares of common stock.

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

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (UNAUDITED)

NOTE H - EQUITY INSTRUMENTS (continued)

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

In February 2004, as per agreement of Plan and Reorganization ("Agreement") with
Sparta, all previously outstanding membership interests owned by the Sparta's members were exchanged for an aggregate of 143,362,772 shares of the Tomahawk's common stock. In September 2004, the Company issued 143,362,772 shares of common stock. The value of the stock that was issued was the historical cost of the
Company's net tangible assets, which did not differ materially from their fair value. Subject to shareholder approval regarding an increase in authorized capital and/or a reverse split, the Company is obligated to issue an additional
486,511,854 shares of its common stock to the Sparta's former members. Also, as per the Agreement, 56,637,617 shares of common stock were retained by the stockholders of Tomahawk.

During the six months ended October 31, 2004, the Company sold rights to acquire securities of the Company to investors for aggregate gross proceeds of $585,000.
In the event that the Company conducts a private placement transaction in 2004 utilizing a designated registered broker-dealer as a placement agent, the rights will automatically convert into the securities sold in such private placement at the private placement sale price. In the event that the Company does not complete any of the aforementioned financing by the end of calendar 2004, the rights will automatically convert into common stock at a purchase price of
$0.0146 per share, or the purchase of an aggregate of approximately 40,068,493 shares. At October 31, 2004, the Company has recorded $585,000 as subscription payable.

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (UNAUDITED)

NOTE I - SEGMENT INFORMATION

The Company's two reportable segments are managed separately based on fundamental differences in their operations. During the six months ended October
31, 2004 and 2003, the Company operated in the following two reportable segments:

     -    Creating a private label version of the  Company's  financing  program
          including  web  access,   processing  credit  applications,   consumer
          contracts and other related  documents and processes  ("Private  Label
          ").

     -    Financing and leasing of motorcycles  and other  vehicles  ("Equipment
          Leasing and Financing").

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales. The following table summarizes segment asset and operating balances by reportable segment:

                                                                  2004       2003
                                                                --------   --------

     Net Sales to External Customers:
     Private Labeling  ($91,000 of which $86,033 is deferred)   $  4,967   $   --
     Equipment Leasing and Financing                              16,497       --
                                                                --------   --------
     Total Sales to External Customers                          $ 21,464   $   --
                                                                ========   ========

     Depreciation and Amortization:
     Private Labeling                                           $   --     $   --
     Equipment Leasing and Financing                               7,328       --
     Corporate                                                       331       --
                                                                --------   --------
     Total Depreciation and Amortization                        $  7,659   $   --
                                                                ========   ========

     General and Administrative Expense:
     Private Labeling                                           $   --     $   --
     Equipment Leasing and Financing                                --         --
     Corporate                                                   784,620    928,303
                                                                --------   --------
     Total General and Administrative Expense                   $784,620   $928,303
                                                                ========   ========

     Capital Expenditures:
     Private Labeling                                           $  3,696   $   --
     Equipment Leasing and Financing                             114,494       --
     Corporate                                                     9,400       --
                                                                --------   --------
     Total Capital Expenditures                                 $127,590   $   --
                                                                ========   ========

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (UNAUDITED)

NOTE I - SEGMENT INFORMATION (continued)

     Operating Income (Loss):
     Private  Labeling                                     $   4,967    $    --
     Equipment Leasing and Financing                           9,169         --
     Corporate                                              (784,951)    (928,303)
                                                           ---------    ---------
     Total Operating Income (Loss)                         $(770,815)   $(928,303)
                                                           =========    =========

     Segment Assets:
     Private  Labeling                                     $   3,573    $    --
     Equipment Leasing and Financing                         107,319         --
     Corporate                                               117,328      111,803
                                                           ---------    ---------
     Total Segment Assets                                  $ 228,220    $ 111,803
                                                           =========    =========

NOTE J - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
---------------------------

In October 2004, the Company entered into a lease agreement with an unrelated party for office space in New York City from December 1, 2004 through November
30, 2007. Total lease rental expenses for the six months ended October 31, 2004 and 2003, was $22,268 and $0, respectively.

Commitments for minimum rentals under non-cancelable leases at October 31, 2004 are as follows:

Year ended April 30,                                   Amount
2005                                                 $ 54,400
2006                                                  164,560
2007                                                  174,397
2008                                                  104,085
                                                     --------
                                                    $ 497,442

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

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

INTRODUCTORY STATEMENT

The following discussion and analysis should be read in conjunction with the information set forth in the un-audited consolidated financial statements for the six months ended October 31, 2004 and the consolidated April 30, 2004 financial statements and footnotes found in the Company's Annual Report on Form
10-KSB.

Unless otherwise stated, the discussion and analysis refers to the business of
Sparta Commercial Services, Inc. and does not refer to the operations for our former business which was essentially a non-operating shell company.

COMPANY OVERVIEW

The three and six months ended October 31, 2004 was a period of development, as we continue to develop our products and market them to dealers and manufacturers.

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

Sparta has been a development stage company. Sparta has been principally devoted to developing business as an originator and indirect lender for retail installment loan and lease financing for the purchase or lease of new and used motorcycles (specifically 500cc and higher) and utility-oriented 4-stroke all terrain vehicles (ATVs).

To date, we have generated limited sales revenues, have incurred expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from
October 1, 2001 (date of Sparta's inception) through October 31, 2004, we have accumulated losses of $2,629,746.

The three and six months ended October 31, 2004 was a developmental stage period for us, setting up credit procedures, setting our arrangements with vehicle distributors, obtaining personnel, seeking financing to support our developmental efforts, and seeking credit facilities. In fiscal year 2005, we have begun to obtain regulatory approval in several states, where required, prior to commencing active operations. We are actively signing up dealers to participate in our financing programs, including our private label financing programs. We have signed up four manufacturers to our private label programs, and are in negotiations with several other manufacturers who have indicated an interest in a private label program. Presently, we have very little operating capital to fulfill our planned business plans. We estimate that we will need approximately $900,000 to conduct limited operations during the next twelve months. The lack of capital has made it difficult to obtain a credit line with a lending institution which we will need before commencing full active operations.
We are presently in discussions with several institutions about obtaining a credit line, which would permit us to more quickly implement our business plan.

RESULTS OF OPERATIONS
COMPARISON  OF SECOND  QUARTER AND THE SIX MONTHS ENDED  OCTOBER 31, 2004 TO THE
SECOND QUARTER AND SIX MONTHS ENDED OCTOBER 31, 2003

For the three and six months ended October 31, 2004, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will begin earning revenues from operations in late calendar year 2004 and early 2005 as we are transitioning from a development stage company to an operating company.

Revenues
--------

Limited revenues have been generated from both segments of the Company's business. Private Labeling generated sales of $4,967 for each of the second quarter and the six months ended October 31, 2004 and $0 in the respective 2003 periods. Equipment leasing and financing generated revenues of $16,497 for each of the second quarter and the six months ended October 31, 2004 and $0 in the respective 2003 periods. These revenues increased over 2003 as the company is transitioning from a development stage company to an operating company.

Costs and Expenses
------------------

The Company incurred licensing fees of $0 and $150,633 for the second quarter and six months ended October 31, 2004, respectively and $200,000 and $257,115 for the second quarter and six months ended October 31, 2003, respectively. The increase in fees represent costs incurred for the licensing of certain proprietary software, operating systems and processes for use in connection with the extension of credit and underwriting techniques for the purchase and lease of motor vehicles.

The Company incurred organization costs of $79,946 and $91,505 for the second quarter and six months ended October 31, 2004, respectively and $65,493 and
$562,024 for the second quarter and six months ended October 31, 2003, respectively. This decrease in organization costs is primarily attributed to the
Company issuing 448,000 shares of membership interest to various consultants in exchange for services valued at $1 per share in June 2003.

The Company incurred compensation costs of $178,769 and $322,362 for the second quarter and six months ended October 31, 2004 as compared with $50,950 and
$51,950 in respective 2003 periods. The increase is related to the costs of the
Company increasing its employment base during 2004. As the Company continues to expand, the Company will incur additional costs for personnel. In order for the
Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries and issue common stock to consultants and employees.

The Company incurred legal and accounting fees of $26,803 and $59,657 for the second quarter and six months ended October 31, 2004, respectively as compared to $8,460 and $46,519 for the second quarter and six months ended October 31,
2003, respectively. The increase in costs is related to legal and accounting expenses associated with complying with various federal and state securities statutes, rules and regulations.

The Company incurred consulting fees of $20,113 and $59,438 for the second quarter and six months ended October 31, 2004, respectively as compared to $0 for the respective 2003 periods. This increase is due to the Company using various consultants to complete the development of the website, establish programs, procedures and policies, and establishing credit lines.

Net Loss
--------

Our net loss for the second quarter and six months ended October 31, 2004 was
$357,370 and $770,815, respectively in contrast to a loss of $303,002 and
$928,303 for the second quarter and six months ended October 31, 2003, respectively. The decrease in net loss was due primarily to the fact that the
Company is nearing the completion of the development stage and therefore is incurring less development costs as compared to 2003.

Our net loss per common share (basic and diluted) was $0 for the second quarter and six months ended October 31, 2004 and $0 for the second quarter and six months ended October 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2004, the Company had a working capital deficit of $386,000.
The Company generated a deficit in cash flow from operations of $524,861 for the six months ended October 31, 2004. The deficit in cash flow from operating activities for the six months ended October 31, 2004 is primarily attributable to the Company's net loss from operations of $770,815, adjusted for depreciation and amortization of $7,659, an increase in accounts receivable of $63,500, purchase of other current assets of $10,695, payments to a related party of
$23,885, and an increase in payables of $250,342 and an increase in deferred revenues of $86,033.

Cash flows used in investing activities for the six months ended October 31,
2004 was $114,211.

The Company met its cash requirements during the period through proceeds from the issuance of equity of $585,000 and obtaining bridge loans of $75,000.
Subsequent to this period, the Company has received additional proceeds from bridge loans of $300,000. Additionally, the Company has received limited revenues from leasing motorcycles and other vehicles, its recently launched private label programs and from dealer sign-up fees.

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

We estimate that we will need approximately $900,000 to conduct limited operations during the next twelve months. Based on capital received from equity financing after our fiscal year ended 2004, and certain indications of interest to purchase our equity, we believe that we have, or will have, sufficient capital resources to meet projected cash flow deficits through the next twelve months. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A
"GOING CONCERN"

The independent auditors report on our April 30, 2004 financial statements included in the Company's Annual Report states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern, due to the Company's status as a development stage company and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

     -    seeking a credit line from institutional lenders;
     -    seeking institutional investors for equity investments in our company;
          and
     -    initiating   negotiations  to  secure  short  term  financing  through
          promissory notes or other debt instruments on an as needed basis.

To address these issues, we are negotiating the potential sale of securities with investment banking companies to assist us in raising capital.

Product Research and Development
--------------------------------

We do not anticipate incurring significant research and development expenditures during the next twelve months.

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees
-------------------

From our inception through the period ended October 31, 2004, we have relied on the services of outside consultants for services and currently have eight employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Inflation
---------

The impact of inflation on the costs of the Company, and the ability to pass on cost increases to its customers over time is dependent upon market conditions.
The Company is not aware of any inflationary pressures that have had any significant impact on the Company's operations over the past quarter, and the
Company does not anticipate that inflationary factors will have a significant impact on future operations.

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
Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the period from January 1, 2003 through April 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The
Company does not have stock based awards of compensation to employees granted or outstanding during the period from October 1, 2001 (date of inception) through
October 31, 2004.

Website Development Costs
-------------------------

The has incurred costs to develop a proprietary web-based private label financing program for processing including web access, processing credit applications, consumer contracts and other related documents and processes. The
Company has elected to recognize the costs of developing its website and related intellectual property the website development costs in accordance with Emerging
Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development
Costs."" As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150
("SFAS  No.  150"),   "Accounting  for  Certain   Financial   Instruments   with
Characteristics  of both  Liabilities  and  Equity."  SFAS No.  150  establishes
standards  for  how  an  issuer   classifies  and  measures  certain   financial
instruments with  characteristics  of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS  No.  150 as a  liability.  SFAS  No.  150 is  effective  for  financial instruments  entered  into or modified  after May 31,  2003,  and  otherwise  is effective for the Company  beginning  October 1, 2003.  The adoption of SFAS No.
150 did not have a  material  impact  on the  Company's  financial  position  or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of
Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. FIN 46 was revised in December 2003 and is effective for the first financial reporting period after March 15, 2004. The Company adopted the provisions of FIN 46 beginning with the quarter ended May 31, 2004, which did not have a material impact on the financial statements.

Off-Balance Sheet Arrangements
------------------------------

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

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

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between May and September 2004, we sold rights to eight accredited investors for aggregate gross proceeds of $585,000 in transactions deemed exempt from registration pursuant to Section 4(2) of the Securities Act. In the event that we conduct a private placement transaction in 2004 utilizing a designated registered broker-dealer as a placement agent, the rights will automatically convert into the securities sold in such private placement at the private placement sale price. In the event that we do not complete any of the aforementioned financing by the end of calendar 2004, the rights will automatically convert into common stock at a purchase price of $0.0146 per share, or the purchase of an aggregate of 40,068,493 shares, subject to adjustment for stock split(s). We used the proceeds for working capital purposes.

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

On November 1, 2004, we agreed to grant Richard P. Trotter, our Chief Operating
Officer, pursuant to an employment agreement, 1,000,000 shares of our common stock in a transaction deemed exempt from registration pursuant to Section 4(2)
of the Securities Act. The grant of shares is subject to vesting and subject to continued employment. Twenty percent of the shares vested on November 1, 2004, and the reminder of the shares are to vest, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period, as follows: 20% on November 1, 2005; 20% on November 1, 2006; 20% on November 1,
2007; 10% on November 1, 2008; and 10% on November 1, 2009.

In October and November 2004, we sold promissory notes to six accredited investors for the aggregate principal amount of $375,000 in promissory notes.
The promissory notes bear interest at an annual rate of 10%. The promissory notes mature on the earlier of April 2005 or, in the event that we raise at least $700,000 in a contemplated private placement offering conducted by a designated placement agent, on the fifth business day following the closing and clearance of funds received pursuant to such private placement. The promissory note holders are entitled to an equity kicker consisting of unregistered shares of our common stock. If at least $700,000 pursuant to the contemplated private placement is closed upon prior to the maturity date, the equity kicker will be such number of unregistered shares of common stock as equals 20% of the loan amount based on the pre-money valuation of such private placement. If the private placement is not effected prior to the maturity date, the equity kicker will be such number of unregistered shares of common stock as equals 20% of the loan amount based on a pre-money valuation of the Company at $10 million. In the event of default on repayment of the promissory notes, as penalty, (i) the interest rate on the unpaid principal shall be increased to a rate of 20% per annum commencing from the date of default, (ii) the equity kicker shall be increases to a rate of 30%, and (iii) the repayment after default of the promissory notes shall be collateralized by a subordinated security interest in the Company's assets. The security interest shall be subordinate to the rights of any lending institution, any asset-based lending agreement, and any rights and preferences of any subscribers in the contemplated private placement.

ITEM 5. OTHER INFORMATION.

On October 24, 2004, the Company entered into a lease agreement, commencing
December 1, 2004 and expiring on November 30, 2007, for office facilities located at 462 Seventh Avenue, 20th Floor, New York, NY 10018. The premises contain approximately 7,000 square feet. The Company anticipates that it will commence using the premises in late December 2004 or January 2005 as its corporate headquarters. The Company entered into the lease to obtain larger facilities to accommodate its expected business growth, and believes that the new premises will be suitable and adequate for such uses for the foreseeable future. The annual rate is $163,200 for calendar year 2005, $167,280 for the first six months of calendar year 2006, $174,080 for the second six months of calendar year 2006, and $178,432 for the calendar year 2007.

On December 13, 2004, the Board of Directors adopted resolutions amending
Section 1 of Article III of the Company's By-laws to increase the size of the
Board of Directors to up to ten persons. The Board of Directors presently consists of four persons, two of which were newly appointed. The two new directors are Jeffrey Bean and Kristian Srb.

Jeffrey Bean is the founding partner of GoMotorcycle.com. Formed in January
1999, GoMotorcycle.com is currently engaged in the sale of motorcycle parts and accessories over the Internet. Prior to founding GoMotorcycle.com, Mr. Bean was an institutional broker and trader at Refco, Inc. from 1985 to 1997. From 1977 to 1985, Mr. Bean was President of Thomaston Press, Ltd., a large sales printing concern. Mr. Bean received a B.A. degree from the University of Virginia.

Kristian Srb was President of American Motorcycle Leasing Corp. from 1994 to
1999. Mr. Srb has over 16 years experience in international brand development and management, most recently with his own consulting group and for 13 years with Escada A.G.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit
--------------    ----------------------
Exhibit 3(ii)     Board of Directors Resolutions amending By-laws
Exhibit 10        Lease for office facilities
Exhibit 11        Statement re: computation of per share earnings is hereby
                  incorporated by reference to "Financial Statements" of
                  Part I - Financial Information, Item 1 - Financial Statements,
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

                                             SPARTA COMMERCIAL SERVICES, INC.

Date: December 15, 2004                      By:      /s/ Anthony L. Havens
                                                      ---------------------
                                                      Anthony L. Havens
                                                      Chief Executive Officer

Date: December 15, 2004                      By:      /s/ Daniel J. Lanjewar
                                                      ----------------------
                                                      Daniel J. Lanjewar
                                                      Chief Financial Officer