Form 10QSB
period 2005-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2005-03-21
CIK 318299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                 For the quarterly period ended January 31, 2005

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
Yes [X] No [ ]

As of January 31, 2005, we had 85,934,261 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                        SPARTA COMMERCIAL SERVICES, INC.

                                   FORM 10-QSB
                     FOR THE QUARTER ENDED JANUARY 31, 2005

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

         Condensed Consolidated Balance Sheets as of January 31, 2005
         and April 30, 2004                                                   3

         Condensed Consolidated Statements of Losses For the Three and
         Nine Months Ended January 31, 2005 and 2004 and For the Period
         October 1, 2001 (Date of Inception) Through January 31, 2005         4

         Condensed Consolidated Statement of Deficiency in Stockholders'
         Equity For the Period October 1, 2001 (Date of Inception)
         Through January 31, 2005                                             5

         Condensed Consolidated Statements of Cash Flows For the Nine
         Months Ended January 31, 2005 and 2004 and For the Period
         October 1, 2001 (Date of Inception) Through January 31, 2005         6

         Notes to Condensed Consolidated Financial Statements                 8

Item 2.  Management's Discussion and Analysis                                21

Item 3.  Controls and Procedures                                             27

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         28

Item 5.  Other Information                                                   29

Item 6.  Exhibits                                                            29

Signatures                                                                   30

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       January 31,
                                                                                          2005
                                                                                       (Unaudited)   April 30, 2004
                                                                                       -----------    -----------
ASSETS
------

Current Assets:
Cash and cash equivalents                                                              $    22,375    $    11,973
Marketable securities                                                                         --           13,379
Other current assets, net                                                                   13,186           --
                                                                                       -----------    -----------
Total Current Assets                                                                        35,561         25,352

Prepaid expenses and deposits (see Note C)                                                  40,800           --
Motorcycles and other vehicles under operating leases, net of accumulated                   38,320           --
  depreciation of $2,364 and $0, at January 31, 2005 and April 30, 2004,
  respectively (Note D)
Property and Equipment, net of accumulated depreciation of $4,437 and $30,
  at January 31, 2005 and April 30, 2004, respectively (Note E)                             78,420          1,193

Other Assets, net of accumulated amortization of $11,016 and $0,
  respectively (Note F)                                                                     85,363           --
                                                                                       -----------    -----------

Total Assets                                                                           $   278,464    $    26,545
                                                                                       ===========    ===========

LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY
----------------------------------------------------

Current Liabilities:
Accounts payable                                                                       $   419,601    $    81,721
Note payable (Note G)                                                                      375,000           --
Deferred revenue (Note A)                                                                   33,971           --
Due to related party (Note H)                                                               25,000         23,885
                                                                                       -----------    -----------
       Total Current Liabilities                                                           853,571        105,606

(Deficiency) in Stockholders' Equity: (Note I)
Convertible Preferred stock, $100.00 stated value, $0.001 par value:
  10,000,000 shares authorized; 8,100 and 0 shares issued and outstanding
  at January 31, 2005 and April 30, 2004, respectively                                     810,000           --
Common Stock, $0.001 par value; 340,000,000 and 200,000,000 shares authorized at
  January 31, 2005 at April 30, 2004, respectively; 85,934,261 and 7,079,654
  shares issued and outstanding at January 31, 2005 and April 30, 2004, respectively        85,934          7,080

Common stock - subscription payable                                                           --           17,920
Additional paid-in-capital                                                               2,691,739      1,754,870

Deficit accumulated during development stage                                            (4,162,781)    (1,858,931)
                                                                                       -----------    -----------
       Total (Deficiency) in Stockholders' Equity                                         (575,108)       (79,061)
                                                                                       -----------    -----------

Liabilities and (Deficiency) in Stockholders' Equity                                   $   278,464    $    26,545
                                                                                       ===========    ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A development stage company)
                   CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                   (UNAUDITED)

                                                                                                    For the Period
                                                                                                     October 1,
                                                                                                    2001 (date of
                                                                                                     inception)
                                                                                                       through
                                          For the Three Months Ended    For the Nine Months Ended     January 31,
                                                 January 31,                   January 31,               2005
                                             2005           2004           2005           2004
                                          -----------   ------------    -----------    -----------    -----------

Revenue                                   $    26,416   $       --      $    47,879    $      --      $    47,879

Operating Expenses:

General and administrative                    739,320        134,468      1,523,941      1,062,771      3,391,583
Depreciation and amortization                  10,131           --           17,788           --           17,788
                                          -----------   ------------    -----------    -----------    -----------
   Total Operating Expenses                   749,451        134,468      1,541,729      1,062,771      3,409,371

Loss from Operations                         (723,035)      (134,468)    (1,493,850)    (1,062,771)    (3,361,492)

Other Income (Expenses)                          --             --             --             --            8,711

Income Taxes                                     --             --             --             --             --

Net Loss                                     (723,035)      (134,468)    (1,493,850)    (1,062,771)    (3,352,781)

Preferred dividend - beneficial
  conversion discount on convertible
  preferred                                   810,000           --          810,000           --          810,000
                                          -----------   ------------    -----------    -----------    -----------

Net Loss                                  $(1,533,035)  $   (134,468)   $(2,303,850)   $(1,062,771)   $(4,162,781)
                                          ===========   ============    ===========    ===========    ===========

Loss per common share (basic and
assuming dilution)                        $     (0.02)  $     (0.009)   $     (0.03)   $     (0.07)   $       n/a
                                          ===========   ============    ===========    ===========    ===========

Weighted average common shares
outstanding (basic and diluted)            85,934,261     15,414,368     85,934,261     15,309,121            n/a

See accompanying notes to unaudited condensed consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                         FOR THE PERIOD OCTOBER 1, 2001
                  (Date of Inception) THROUGH JANUARY 31, 2005
                                   (UNAUDITED)

                               Sparta        Sparta
                               Commercial    Commercial
                               Services      Services,                   Subscription
                               LLC           Inc.                        Payable-
                               Membership    Common                      Common         Subscription
                               Interest      Shares        Amount        Shares         Payable
                               -----------   -----------   -----------   ------------   ---------

Balance at October 1, 2001     $      --            --     $      --     $       --     $    --

Issuance of shares of
 membership interest to
 the founders                    5,100,000          --             250           --          --

Proceeds from capital
 contributions                      50,000          --          50,000           --          --

Net Loss                              --            --            --             --          --
                               -----------   -----------   -----------   ------------   ---------

Balance at April 30, 2002        5,150,000          --          50,250           --          --

Proceeds from capital
 contributions                     115,000          --         115,000           --          --

Net Loss                              --            --            --             --          --
                               -----------   -----------   -----------   ------------   ---------

Balance at April 30, 2003      $ 5,265,000   $      --     $   165,250   $       --     $    --

Proceeds from capital
 contributions                     775,000          --         775,000           --          --

Membership interests
 issued to consultants
 in exchange for
 services in June 2003
 at $1 per unit                    448,000          --         448,000           --          --

Membership interests
 issued in exchange for
 licensing fees in
 December 2003 at $1 per
 unit                              330,433          --         330,433           --          --

Tomahawk Shares retained
 by Tomahawk stockholders
 in connection with merger
 with Sparta Commercial
 Services LLC in
 February 2004, as restated           --       7,079,654         7,080           --          --

Shares deemed to be
 issued to Sparta
 members in relation to
 merger with Sparta
 Commercial Services LLC
 in February 2004               (6,818,433)         --      (1,718,683)    17,920,346      17,920

Net Loss                              --            --            --             --          --
                               -----------   -----------   -----------   ------------   ---------

Balance at April 30, 2004      $      --       7,079,654   $     7,080     17,920,346   $  17,920

Shares  issued to
 Sparta members in
 relation to merger with
 Sparta Commercial
 Services LLC in
 February 2004                        --       17,920,346       17,920    (17,920,346)    (17,920)

Balance of shares
 issued to members                    --       60,795,625       60,796           --          --

Preferred shares issued
 to subscription holders              --            --            --             --          --

Warrants issued to
 placement agent in
 January 2005                         --            --            --             --          --

Warrants on
convertible
preferred shares                      --            --            --             --          --

Beneficial
 conversion discount
 on convertible
 preferred shares                     --            --            --             --          --

Shares issued to
 employees (vested
 portion)                             --         138,636           138           --          --
                               -----------   -----------   -----------   ------------   ---------

Net Loss                              --            --            --             --          --
                               -----------   -----------   -----------   ------------   ---------

Balance at January 31, 2005    $      --      85,934,261   $    85,934              0       8,100
                               ===========   ===========   ===========   ============   =========

                               Sparta
                               Commercial                               Deficit
                               Services,                                Accumulated    Total
                               Inc.                        Additional   During         Stockholders'
                               Preferred                   Paid-in      Development    Equity
                               Shares        Amount        Capital      Stage          (Deficiency)
                               -----------   -----------   ----------   ------------   -----------

Balance at October 1, 2001            --     $      --     $     --     $       --     $      --

Issuance of shares of
 membership interest to
 the founders                         --            --           --             --             250

Proceeds from capital
 contributions                        --            --           --             --          50,000

Net Loss                              --            --           --          (50,015)      (50,150)
                               -----------   -----------   ----------   ------------   -----------

Balance at April 30, 2002             --            --           --          (50,015)         235

Proceeds from capital
 contributions                        --            --           --             --         115,000

Net Loss                              --            --           --          (36,659)      (36,659)
                               -----------   -----------   ----------   ------------   -----------

Balance at April 30, 2003             --     $      --     $     --     $    (86,674)  $    78,576

Proceeds from capital
 contributions                        --            --           --             --         775,000

Membership interests
 issued to consultants
 in exchange for
 services in June 2003
 at $1 per unit                       --            --           --             --         448,000

Membership interests
 issued in exchange for
 licensing fees in
 December 2003 at $1 per
 unit                                 --            --           --             --         330,433

Tomahawk Shares retained
 by Tomahawk stockholders
 in connection with merger
 with Sparta Commercial
 Services LLC in
 February 2004, as restated           --            --         54,107           --          61,187

Shares deemed to be
 issued to Sparta
 members in relation to
 merger with Sparta
 Commercial Services LLC
 in February 2004                     --            --      1,700,763           --            --

Net Loss                              --            --           --       (1,772,257)   (1,772,257)
                               -----------   -----------   ----------   ------------   -----------

Balance at April 30, 2004             --            --     $1,754,870   $ (1,858,931)  $   (79,061)

Shares issued to
 Sparta members in
 relation to merger with
 Sparta Commercial
 Services LLC in
 February 2004                        --            --            --            --            --

Balance of shares
 issued to members                    --            --        (60,934)          --            --

Preferred shares issued
 to subscription holders             8,100       810,000         --             --         810,000

Warrants issued to
 placement agent in
 January 2005                         --            --        105,303           --         105,303

Warrants on
convertible
preferred shares                      --            --        232,467           --         232,467

Beneficial
conversion discount
on convertible
preferred shares                      --            --        577,533           --         577,533

Shares issued to
 employees (vested
 portion)                             --            --         82,500           --          82,500
                               -----------   -----------   ----------   ------------   -----------

Net Loss                              --            --           --       (2,303,850)   (2,303,850)
                               -----------   -----------   ----------   ------------   -----------

Balance at January 31, 2005          8,100   $   810,000   $2,691,730   $ (4,162,781)  $  (575,108)
                               ===========   ===========   ==========   ============   ===========

See accompanying notes to unaudited condensed consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Period
                                                                                    October 1,
                                                                                    2001 (date of
                                                                                    inception)
                                                                                    through
                                                      For the Nine Months Ended     January 31,
                                                              January 31,           2005
                                                         2005           2004
                                                      -----------    -----------    -----------

Cash Flows From Operating Activities:

Net Loss                                              $ (2,303,850)  $(1,062,771)   $(4,162,781)

Adjustments to reconcile net loss to net cash used
in operating activities:

Warrants issued with convertible preferred shares          232,467          --          232,467
Beneficial conversion discount on
  convertible preferred                                    577,533          --          577,533

Depreciation and amortization                              17,788           --           17,818
Valuation allowance on deposit                             61,000           --           61,000
Cost of warrants issued to placement agent                105,303           --          105,303
Shares issued to employees (vested portion)                82,500           --           82,500

Shares issued in exchange for licensing fees                 --             --          330,433
Shares issued to founders                                    --             --              250
Shares issued to consultants for services                    --          448,000        448,000
Acquisition costs                                            --           61,187         61,187
Gain on sale of investments                                  --             --           (8,711)

Increase(decrease) in:
Other current assets                                      (13,186)          --          (13,186)
Prepaid expenses and deposits                            (101,800)          --         (101,800)
Accounts payable                                          337,880         14,683        419,600
Increase in deferred revenue                               33,971           --           33,971
Due to related party                                      (23,885)        36,885           --
                                                      -----------    -----------    -----------

Net Cash used in Operating Activities                    (994,279)      (502,016)    (1,916,416)

Cash Flows From Investing Activities:
Net payments for property and equipment                   (81,634)          --          (82,857)
Payments for other assets                                (137,063)          --         (137,063)
Net proceeds from purchase of marketable securities        13,379        (13,576)         8,711
                                                      -----------    -----------    -----------
Net Cash used in Investing Activities                    (205,318)       (13,576)      (211,209)

Cash Flows From Financing Activities:
Proceeds from note payable                                375,000           --          375,000
Proceeds from note payable - related party                 25,000           --           25,000
Proceeds form sale of equity interests, net               810,000        532,421      1,750,000
                                                      -----------    -----------    -----------
Net Cash Provided by Financing Activities               1,210,000        532,421      2,150,000

 See accompanying notes to unaudited condensed consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED) (Continued)

                                                                                    For the Period
                                                                                    October 1,
                                                                                    2001 (date of
                                                                                    inception)
                                                                                    through
                                                      For the Nine Months Ended     January 31,
                                                              January 31,           2005
                                                         2005           2004
                                                      -----------    -----------    -----------

Net increase (decrease) in cash and equivalents            10,402         16,829         22,375
Cash and equivalents at beginning of period                11,973         23,962           --
                                                      -----------    -----------    -----------
Cash and equivalents at end of period                 $    22,375    $    40,791    $    22,375
                                                      ===========    ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for interest              $      --      $      --      $      --
                                                      -----------    -----------    -----------
Cash paid during the period for taxes                 $      --      $      --      $      --
                                                      -----------    -----------    -----------

Non Cash Investing and Financing Transactions:

Shares issued in exchange for licensing fees          $      --      $      --      $   330,433
Shares issued to founders in exchange for services           --             --              250
Shares issued in exchange for services                       --          448,000        448,000
Shares issued to employees (vested portion)                82,500           --           82,500
Cost of warrants issued to placement agent                105,303           --          105,303
 Warrants issued with convertible preferred shares        232,467           --          232,467
 Beneficial conversion discount on convertible
   preferred stock                                        577,533           --          577,533
Merger with Sparta: (Note B)

Common stock retained                                        --             --           56,637
Liabilities assumed in excess of assets acquired             --             --            4,550

Shares issued in exchange for services                       --           61,187         61,187

 See accompanying notes to unaudited condensed consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
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
Accordingly, the results from operations for the nine months period ended
January 31, 2005 are not necessarily indicative of the results that may be expected for the year ended April 30, 2005. The un-audited consolidated financial statements should be read in conjunction with the consolidated April
30, 2004 financial statements and footnotes thereto included in the Company's
SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

Sparta Commercial Services, Inc., formerly known as Tomahawk Industries, Inc.
(the "Company" or "Tomahawk") was formed on May 13, 1980 under the laws of the
State of Nevada. On February 27, 2004, the Company entered into an Agreement of
Plan and Reorganization ("Agreement") with Sparta Commercial Services, LLC
("Sparta"), a limited liability company formed on October 1, 2001 under the laws of the State of Delaware under the name of Sparta Financial Services, LLC. .In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure. As a result of the Agreement, there was a change in control of the
Company. Also, subsequently, the Company's name was changed from Tomahawk
Industries, Inc. to Sparta Commercial Services, Inc. From April 1988 until the date of the Agreement, the Company was an inactive publicly registered shell corporation with no significant assets or operations.

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

To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from October 1, 2001 (date of Sparta's inception) through January 31, 2005, the
Company has accumulated losses of $4,162,781.

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

The Company charges fees to manufacturers and other customers related to creating a private label version of the Company's financing program including web access, processing credit applications, consumer contracts and other related documents and processes. Fees received is amortized and booked as income over the length of the contract. At January 31, 2005 and 2004, the Company had recorded deferred revenue of $33,971 and $0, respectively.

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

Inventories
-----------

The book value of motorcycles in inventories equals the original cost less accumulated depreciation, on the specific identification method, which is not in excess of market value. The Company provides for a reserve for decreases in market value, if any, which may occur prior to the sale or release of motorcycles out of inventory. At January 31, 2005 and 2004, the Company did not have any inventories.

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Amortization
------------

Initial direct costs incurred in connection with originating leases are capitalized and amortized over the term of the lease. Amortization expense for the nine months ended January 31, 2005 and 2004 was $0.

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
Accordingly, compensation expense for stock Warrants is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports from
January 1, 2003. The Company does not have stock based awards of compensation to employees granted or outstanding during the period from October 1, 2001 (date of inception) through January 31, 2005.

New Accounting Pronouncements
-----------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS
151, Inventory Costs--an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the
Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate
Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement
No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real
Estate Time-Sharing Transactions. This Statement also amends FASB Statement No.
67, Accounting for Costs and Initial Rental Operations of Real Estate Projects,
to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged.
The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)
-----------------------------------------

On December 16, 2004, the Financial Accounting Standards Board ("FASB")
published Statement of Financial Accounting Standards No. 123 (Revised 2004),
Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock Warrants, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS
123R are effective as of the first interim period that begins after June 15,
2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.
Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards
No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,
Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB
Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June
15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE

On February 27, 2004, the Company entered into an Agreement of Plan and
Reorganization ("Agreement") with Sparta Commercial Services LLC ("Sparta"). In accordance with SFAS No. 141, Sparta was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Sparta's capital structure.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Sparta is the surviving entity. The total purchase price and carrying value of net assets acquired was $61,187. The Company did not recognize goodwill or any intangible assets in connection with the transaction. From April
1988 until the date of the Agreement, the Company was an inactive corporation with no significant assets and liabilities.

Effective with the Agreement, all previously outstanding membership interests owned by the Sparta's members were exchanged for an aggregate of 17,920,346 shares of the Company's common stock. The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value.

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

NOTE C - PREPAID EXPENSE AND DEPOSITS

Prepaid expenses and deposits at January 31, 2005 and 2004 consist of the following:

                                                      2005        2004
                                                     -------     -------

       Security deposit to landlord                  $40,800        --
       Purchase option deposit                        61,000     $  --
       Less: valuation allowance                     (61,000)       --
                                                     -------     -------

       Net property and equipment                    $40,800     $  --
                                                     =======     =======

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)

NOTE D - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at January 31, 2005 and
2004 consist of the following:

                                                                  2005               2004
                                                                 -------             -----
     Motorcycles and other vehicles                              $40,684             $  --
     Less: accumulated depreciation                               (2,364)               --
                                                                 -------             -----
     Motorcycles and other vehicles, net of accumulated           38,320                --
     depreciation
     Add: Unamortized commissions and origination costs               --                --
     Less: estimated reserve for residual values                      --                --
                                                                 -------             -----
     Motorcycles  and other vehicles under  operating  leases,
     net                                                         $38,320            $   --
                                                                 =======            ======

At January 31, 2005, motorcycles and other vehicles are depreciated to the estimated residual values of $20,550 over the lives of their lease contracts.

The following is a schedule by years of minimum future rentals on non cancelable operating leases as of January 31, 2005:

     Year ending April 30,
     2005                                                     $   2,025
     2006                                                         8,100
     2007                                                         7,650
     2008                                                         6,680
     2009                                                         6,000
                                                              ---------
                                                              $  30,455
                                                              =========

NOTE E - PROPERTY AND EQUIPMENT

Major classes of property and equipment at January 31, 2005 and 2004 consist of the following:

                                                      2005        2004
                                                     -------     -------

       Property and equipment                        $82,857     $  --
       Less: accumulated depreciation                 (4,437)       --
                                                     -------     -------

       Net property and equipment                    $78,420     $  --
                                                     =======     =======

Depreciation expense for property and equipment was $4,437 and $0 for the nine months ended January 31, 2005 and 2004, respectively.

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)

NOTE F - OTHER ASSETS

At January 31, 2005 and 2004, other assets consist of the followings:

                                                          2005       2004
                                                        --------    ------

       Capitalized expenses                             $ 28,879    $   --
       Less: accumulated amortization                     (2,763)       --
                                                        --------    ------
       Net capitalized expenses                           26,116        --

       Secured assets                                     67,499        --
       Less: accumulated depreciation                     (8,253)       --
                                                        --------    ------
       Net secured assets                                 59,246        --

       Total other assets                               $ 85,362    $   --
                                                        ========    ======

Amortization expense was $2,763 and $0, for the nine months ended January 31,
2005 and 2004, respectively. Depreciation expense was $8,253 and $0, for the nine months ended January 31, 2005 and 2004, respectively.

Secured assets consist of assets that are leased to third parties that the
Company has a security interest in (the Company is named lien holder).

NOTE G - NOTES PAYABLES

Notes payables; 10% interest, unsecured, expiring on April 30,
2005, lender shall be entitled to an "Equity Kicker" the note holders are entitled to an Equity Kicker equal to such number of shares of the Borrower's common stock as equals 20% of the loan amount based on the pre-money valuation of $14 million of the
Borrower as determined by the placement agent for the Private
Placement, on a fully diluted basis subject to private placement related and other terms as per the agreement, in the event of default, as penalty, the repayment after default of promissory note shall be collateralized by certain security interest as per
the terms of the agreement.                                             $ 375,000            $   --

Note payable to officer of the Company, unsecured, non-interest
bearing, payable on demand                                                 25,000                --
                                                                        ---------            ------
                                                                          400,000                --
Less: current portion                                                    (400,000)               --
                                                                        ---------            ------
Notes payable - long term                                               $      --            $   --
                                                                        =========            ======

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)

NOTE H - RELATED PARTY TRANSACTIONS

The Company entered in to a licensing agreement relating to the use of a proprietary operating system, with an entity controlled by the Company's
President and Chief Executive Officer. During the nine months ended January 31,
2005 and 2004, the Company charged to operations $150,633 and $200,000, respectively, in connection with the licensing agreement. At January 31, 2005 and 2004, the balance outstanding on account of licensing agreement payable to related party was $0. During the nine months ended January 31, 2005 and 2004, the Company acquired a security interest of $58,412 and $0, for leasing motor vehicles that are owned by the related party to third party lessors. Also, during the nine months ended January 31, 2005 and 2004, the Company paid $61,000 and $0, for a purchase option agreement whereby the Company has the option to purchase from a related party, portions of a certain portfolio of equipment leases for motorcycles.

Up to November 30, 2004, the Company leased office space from an entity controlled by the Company's President and Chief Executive Officer. From December
1, 2004, the Company has entered into a lease agreement for office premises with an unrelated party. (Note L)

In January 2005, the Company received a loan of $25,000 from an officer. This loan is non-interest bearing and is payable on demand.

NOTE I - EQUITY INSTRUMENTS

The Company is authorized to issue 10,000,000 shares of preferred stock with
$0.001 par value per share and $100 stated value per share, and 340,000,000 shares of common stock with $0.001 par value per share. As of January 31, 2005, the Company has issued and outstanding 8,100 shares of preferred stock and
85,934,261 shares of common stock. On December 27, 2004, the Company effected a one-for-two hundred reverse stock split followed by a forward split of twenty five-for-one of its authorized and outstanding shares of common stock, $.001 par value. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated
to reflect the reverse split. The Company has 85,934,261 and 7,079,654 shares of common stock issued and outstanding as of January 31, 2005 and April 30, 2004, respectively.

Common Stock
------------

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

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)

NOTE I - EQUITY INSTRUMENTS (continued)

In December 2003, Sparta issued 330,433 shares of membership interest for licensing fees payable to a company controlled by principal members of Sparta.
The units of membership interest issued was valued at approximately $1 per share, which represents the fair value of the units issued, which did not differ materially from the value of the services rendered.

In February 2004, as per agreement of Plan and Reorganization ("Agreement") with
Sparta, all previously outstanding membership interests owned by the Sparta's members were exchanged for an aggregate of 17,920,346 shares of the Company's common stock. In September 2004, the Company issued 17,920,346 shares of common stock. The value of the stock that was issued was the historical cost of the
Company's net tangible assets, which did not differ materially from their fair value. The Company issued an additional 60,813,982 shares of its common stock to the Sparta's former members. Also, as per the Agreement, 7,079,654 shares of common stock were retained by the stockholders of the Company.

Preferred Stock
---------------

In December 2004, the Company commenced a private placement to raise up to
$3,000,000 through the sale of up to 30 units of our securities at $100,000 per unit. Each unit consists of (i) 1,000 shares of series A convertible, redeemable preferred stock and (ii) warrants to purchase 320,513 shares of common stock, exercisable for three years at $0.195 per share. The preferred stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi-annually in arrears, and is convertible into shares of common stock at the rate of one preferred share into 641 shares of common stock.

During nine months ended January 31, 2005, the Company sold rights to acquire securities of the Company to investors for aggregate gross proceeds of $585,000.
Pursuant to the terms of the rights, as the Company conducted a closing to a private placement transaction in 2004 utilizing a designated registered broker-dealer as a placement agent, on January 1, 2005, the rights have automatically converted into 5,850 preferred shares at a stated value of $100 per share and warrants to purchase 1,875,001 shares of common stock, exercisable for three years at $0.195 per share.

In December 2004, the Company began a private placement transaction utilizing a designated registered broker-dealer as a placement agent. During the nine months ended January 31, 2005, the Company issued 2,250 preferred shares at a stated
value of $100 per share and warrants to purchase 721,154 shares of common stock, exercisable for three years at $0.195 per share, for aggregate gross proceeds of
$225,000 received from investors. In connection with the private placement, during the nine months ended January 31, 2005, the Company issued as compensation to the placement agent warrants to 144,231 shares of common stock, exercisable for five years at $0.172 per share. The warrants, which were valued at approximately $105,303 using the Black-Scholes option pricing model, were recognized as a cost of issuance of the Series A Preferred shares.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for
Convertible Securities with a beneficial Conversion Features or Contingently
Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Preferred Stock. The Company recognized and measured an aggregate of $810,000, which equals to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a return to the Preferred Stock holders. Since the preferred shares were convertible at the date of issuance, the return to the preferred shareholders attributed to the beneficial conversion feature has been recognized in full at the date the Preferred Stock was issued.

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)

NOTE J - SEGMENT INFORMATION

The Company's two reportable segments are managed separately based on fundamental differences in their operations. During the nine months ended
January 31, 2005 and 2004, the Company operated in the following two reportable segments:

     o    Creating a private label version of the Company's financing program including web access, processing credit applications, consumer contracts and other related documents and processes ("Private Label
          ").

     o    Financing and leasing of motorcycles and other vehicles ("Equipment
          Leasing and Financing").

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

                                                      2005         2004
                                                   ----------   ----------
        Net Sales to External Customers:
        Private Labeling                           $    9,517   $     --
        Equipment Leasing and Financing                38,362         --
                                                   ----------   ----------
        Total Sales to External Customers          $   47,879   $     --
                                                   ==========   ==========

        Depreciation and Amortization:
        Private Labeling                           $      474   $     --
        Equipment Leasing and Financing                13,380         --
        Corporate                                       3,933         --
                                                   ----------   ----------
        Total Depreciation and Amortization        $   17,787   $     --
                                                   ==========   ==========

        Private Labeling                           $    1,368   $     --
        Equipment Leasing and Financing                 2,282         --
        Corporate                                   1,520,291    1,062,771
                                                   ----------   ----------
        Total General and Administrative Expense   $1,523,941   $1,062,771
                                                   ==========   ==========

        Capital Expenditures:
        Private Labeling                           $    4,285   $     --
        Equipment Leasing and Financing               132,778         --
        Corporate                                      81,634         --
                                                   ----------   ----------
        Total Capital Expenditures                 $  218,697   $     --
                                                   ==========   ==========

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)

NOTE J - SEGMENT INFORMATION (continued)

        Operating (Loss):
        Private  Labeling                  $     7,675    $      --
        Equipment Leasing and Financing         22,700           --
        Corporate                           (1,524,225)    (1,062,771)
                                           -----------    -----------
        Total Operating (Loss)             $(1,493,850)   $(1,062,771)
                                           ===========    ===========

        Segment Assets:
        Private  Labeling                 $     3,811    $      --
        Equipment Leasing and Financing       119,398           --
        Corporate                             155,255         54,368
                                          -----------    -----------
        Total Segment Assets              $   278,464    $    54,368
                                          ===========    ===========

NOTE K - WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.

                              Warrants Outstanding                                 Warrants Exercisable
                              --------------------                                 --------------------
                                         Weighted Average         Weighted                      Weighted
                         Number        Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding         Life (Years)        Exercise Price  Exercisable   Exercise Price
   ---------------     -----------         ------------        --------------  -----------   --------------
            $0.172         144,231                 5.00                $0.172      144,231           $0.172
            $0.195         721,154                 3.00                $0.195      721,154           $0.195
            $0.195       1,875,001                 3.00                $0.195    1,875,001           $0.195
            ------       ---------                 ----                ------    ---------           ------
            $0.194       2,740,386                 3.11                $0.194    2,740,386           $0.194
            ======       =========                 ====                ======    =========           ======

Transactions involving stock warrants issued to non-employees are summarized as follows:

                                                                                         Weighted Average
                                                                Number of Shares         Price Per Share
                                                                ----------------         ---------------

       Outstanding at October 31, 2004                                      --                      --
                                                                ----------------         ---------------
          Granted                                                      2,740,386         $         0.194
          Exercised                                                         --                      --
          Canceled or expired                                               --                      --
                                                                ----------------         ---------------
       Outstanding at January 31, 2005                                 2,740,386         $         0.194
                                                                ================         ===============

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)

NOTE K - WARRANTS (continued)

Non-Employee Stock Warrants (Continued)
---------------------------------------

The weighted-average fair value of stock warrants granted to non-employees during the nine months ended January 31, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a
Black-Scholes option pricing model are as follows:

                                                                               2005               2004
                                                                             --------           --------
       Significant assumptions (weighted-average):
           Risk-free interest rate at grant date                                   3%                n/a
           Expected stock price volatility                                        60%                n/a
           Expected dividend payout                                                --                 --
           Expected option life-years (a)                                    3.11 yrs                n/a

        (a) The expected option life is based on contractual expiration dates.

The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $105,303 and $0 for the nine months ended
January 31, 2005 and 2004, respectively.

NOTE L - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
---------------------------

In October 2004, the Company entered into a lease agreement with an unrelated party for office space in New York City from December 1, 2004 through November
30, 2007. Total lease rental expenses for the nine months ended January 31, 2005 and 2004, was $50,364 and $5,637, respectively.

Commitments for minimum rentals under non-cancelable leases at January 31, 2005 are as follows:

Year ended April 30,                                   Amount
2005                                                 $ 40,800
2006                                                  164,560
2007                                                  174,397
2008                                                  104,085
                                                     --------
                                                     $483,842
                                                     ========

On August 2, 2004, the Company entered into an employment agreement with Daniel
J. Lanjewar, pursuant to which the Company agreed to issue 568,181 shares of common stock during the course of the agreement. The grant of shares is subject to vesting and subject to continued employment. Twenty percent of the shares vested on January 1, 2005, and the reminder of the shares are to vest in equal portions on July 1, 2005, July 1, 2006, July 1, 2007, and July 1, 2008, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period. During the nine months ended January 31, 2005, the
Company has recorded $62,500 as expenses as per this employment agreement.

                        SPARTA COMMERCIAL SERVICES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

On November 1, 2004, the Company entered into an employment agreement with
Richard P. Trotter, pursuant to which the Company agreed to issue 125,000 shares of common stock during the course of the agreement. The grant of shares is subject to vesting and subject to continued employment. Twenty percent of the shares vested on November 1, 2004, and the reminder of the shares are to vest, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period, as follows: 20% on November 1, 2005; 20% on
November 1, 2006; 20% on November 1, 2007; 10% on November 1, 2008; and 10% on
November 1, 2009. During the nine months ended January 31, 2005, the Company has recorded $20,000 as expenses as per this employment agreement.

NOTE M - SUBSEQUENT EVENTS

In February and March 2005, the Company has received an additional $230,000 related to the private placement transaction. In connection with these proceeds, the Company has issued 2,300 preferred shares at a stated value of $100 per share and warrants to purchase 737,180 shares of common stock, exercisable for three years at $0.195 per share, and as compensation to the placement agent warrants to 147,436 shares of common stock, exercisable for five years at $0.172 per share.

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

INTRODUCTORY STATEMENT

The following discussion and analysis should be read in conjunction with the information set forth in the un-audited consolidated financial statements for the nine months ended January 31, 2005 and the consolidated April 30, 2004 financial statements and footnotes found in the Company's Annual Report on Form
10-KSB.

Unless otherwise stated, the discussion and analysis refers to the business of
Sparta Commercial Services, Inc. and does not refer to the operations for our former business which was essentially a non-operating shell company.

COMPANY OVERVIEW

The three and nine months ended January 31, 2005 was a period of development, as we continue to develop our products and market them to dealers and manufacturers.

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

To date, we have generated limited sales revenues, have incurred expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from
October 1, 2001 (date of Sparta's inception) through January 31, 2005, we have accumulated losses of $4,162,781.

The three and nine months ended January 31, 2005 was a developmental stage period for us, setting up credit procedures, setting our arrangements with vehicle distributors, obtaining personnel, seeking financing to support our developmental efforts, and seeking credit facilities. In fiscal year 2005, we have begun to obtain regulatory approval in several states, where required, prior to commencing active operations. We are actively signing up dealers to participate in our financing programs, including our private label financing programs. We have signed up four manufacturers to our private label programs, and are in negotiations with several other manufacturers who have indicated an interest in a private label program. Presently, we have very little operating capital to fulfill our planned business plans. We estimate that we will need approximately $900,000 to conduct limited operations during the next twelve months. The lack of capital has made it difficult to obtain a credit line with a lending institution which we will need before commencing full active operations.
We are presently in discussions with several institutions about obtaining a credit line, which would permit us to more quickly implement our business plan.

RESULTS OF OPERATIONS
COMPARISON OF THIRD QUARTER AND THE NINE MONTHS ENDED JANUARY 31, 2005 TO THE
THIRD QUARTER AND NINE MONTHS ENDED JANUARY 31, 2004

For the three and nine months ended January 31, 2005, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will begin earning revenues from operations in the final quarter of the fiscal year 2005 as we are transitioning from a development stage company to an operating company.

Revenues
--------

Limited revenues have been generated from both segments of the Company's business. Private Labeling generated sales of $4,550 and $9,517 for the three months and the nine months ended January 31, 2005, respectively, and $0 in the respective 2004 periods. Equipment leasing and financing generated revenues of
$21,865 and $38,362 for each of the three months and the nine months ended
January 31, 2005, respectively, and $0 in the respective 2004 periods. These revenues increased over 2004 as the company is transitioning from a development stage company to an operating company.

Costs and Expenses
------------------

The Company incurred licensing fees of $0 and $150,633 for the three months and nine months ended January 31, 2005, respectively, and $49,464 and $306,579 for the three months and nine months ended January 31, 2004, respectively. The increase in fees represent costs incurred for the licensing of certain proprietary software, operating systems and processes for use in connection with the extension of credit and underwriting techniques for the purchase and lease of motor vehicles.

The Company incurred organization costs of $213,329 and $405,159 for the three months and nine months ended January 31, 2005, respectively and $5,467 and
$567,491 for the three months and nine months ended January 31, 2004, respectively. This change in organization costs is primarily attributed to the
Company issuing 448,000 shares of membership interest to various consultants in exchange for services valued at $1 per share in June 2003, offset by an increase in 2005 due to the Company using various consultants to complete the development of the website, establish programs, procedures and policies, and establishing credit lines.

The Company incurred compensation costs of $218,538 and $540,901 for the three months and nine months ended January 31, 2005, respectively, as compared with $11,500 and $63,450 in the respective periods in 2004. The increase is related to the costs of the Company increasing its employment base during 2004. As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries and issue common stock to consultants and employees.

In connection with the private placement transaction, the Company has incurred costs of $105,303 to issue warrants to the private placement agent for the three months and nine months ended January 31, 2005 and $0 in the respective 2004 periods. The Company has incurred $810,000 which equals the intrinsic value of the imbedded beneficial conversion feature for the Preferred Stock holders for the three months and nine months ended January 31, 2005 and $0 in the respective
2004 periods.

The Company incurred legal and accounting fees of $78,861 and $136,518 for the three months and nine months ended January 31, 2005, respectively, as compared to $0 and $46,519 for the three months and nine months ended January 31, 2004, respectively. The increase in costs is related to legal and accounting expenses associated with finalizing the private placement and complying with various federal and state securities statutes, rules and regulations.

Net Loss
--------

Our net loss for the three months and nine months ended January 31, 2005 was
$1,533,035 and $2,303,850, respectively, in contrast to a loss of $134,468 and
$1,062,771 for the three months and nine months ended January 31, 2004, respectively. The increase in net loss was due primarily to the fact that the
Company incurred costs related to the private placement transaction.
Additionally, the Company is nearing the completion of the development stage and therefore is incurring administrative and personnel costs as compared to 2004.

Our net loss per common share (basic and diluted) was $0 for the three months and nine months ended January 31, 2005 and $0 for the three months and nine months ended January 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2005, the Company had a working capital deficit of $818,010.
The Company generated a deficit in cash flow from operations of $994,279 for the nine months ended January 31, 2005. This deficit is primarily attributable to the Company's net loss from operations of $2,303,850, adjusted for depreciation and amortization of $17,788, an increase in prepaid expenses and deposits of
$101,800 offset by a valuation allowance of $61,000, purchase of other current assets of $13,186, payments to a related party of $23,885, an increase in payables of $337,880, an increase in deferred revenues of $33,971, increase in cost of warrants issued to the placement agent of $105,303, increase in costs associated with the warrants issued with the preferred shares of $232,467, the cost of the preferred share of $577,533 and the cost of vested shares issued to employees of $82,500.

Cash flows used in investing activities for the nine months ended January 31,
2005 was $205,318.

The Company met its cash requirements during the period through proceeds from the issuance of equity of $810,000 and obtaining bridge loans of $375,000 and a loan from officer for $25,000. Subsequent to this period, the Company has received additional proceeds from equity of $230,000. Additionally, the Company has received limited revenues from leasing motorcycles and other vehicles, its recently launched private label programs and from dealer sign-up fees.

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

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next twelve months.

Number of Employees
-------------------

From our inception through the period ended January 31, 2005, we have relied on the services of outside consultants for services and currently have eight employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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
Accordingly, compensation expense for stock Warrants is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the period from January 1, 2003 through April 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The
Company does not have stock based awards of compensation to employees granted or outstanding during the period from October 1, 2001 (date of inception) through
January 31, 2005.

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS
151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the
Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate
Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement
No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real
Estate Time-Sharing Transactions. This Statement also amends FASB Statement No.
67, Accounting for Costs and Initial Rental Operations of Real Estate Projects,
to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged.
The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB")
published Statement of Financial Accounting Standards No. 123 (Revised 2004),
Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock Warrants, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS
123R are effective as of the first interim period that begins after June 15,
2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.
Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards
No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,
Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB
Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June
15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements
------------------------------

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief
Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act)
as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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
The promissory notes bear interest at an annual rate of 10%. The promissory notes mature on the earlier of April 2005 or, in the event that we raise at least $700,000 in the private placement offering conducted by a designated placement agent, on the fifth business day following the closing and clearance of funds received pursuant to such private placement. The promissory note holders are entitled to an equity kicker consisting of unregistered shares of our common stock. If at least $700,000 pursuant to the contemplated private placement is closed upon prior to the maturity date, the equity kicker will be such number of unregistered shares of common stock as equals 20% of the loan amount based on the pre-money valuation of such private placement. If the private placement is not effected prior to the maturity date, the equity kicker will be such number of unregistered shares of common stock as equals 20% of the loan amount based on a pre-money valuation of the Company at $10 million. In the event of default on repayment of the promissory notes, as penalty, (i) the interest rate on the unpaid principal shall be increased to a rate of 20% per annum commencing from the date of default, (ii) the equity kicker shall be increases to a rate of 30%, and (iii) the repayment after default of the promissory notes shall be collateralized by a subordinated security interest in the Company's assets. The security interest shall be subordinate to the rights of any lending institution, any asset-based lending agreement, and any rights and preferences of any subscribers in the private placement.

In December 2004, we commenced a private placement to raise up to $3,000,000 through the sale of up to 30 units of our securities at $100,000 per unit. Each unit consists of (i) 1,000 shares of series A convertible, redeemable preferred stock and (ii) warrants to purchase 320,513 shares of common stock, exercisable for three years at $0.195 per share. The preferred stock has a stated value of
$100 per share, carries a 6% annual cumulative dividend, payable semi-annually in arrears, and is convertible into shares of common stock at the rate of one preferred share into 641 shares of common stock. The private placement is being conducted by a placement agent on a best efforts basis. The units are being offered solely to accredited investors. The units offered have not been registered under the Securities Act and may not be offered or sold in the United
States absent registration or an applicable exemption from registration requirements. We agreed to file a registration statement, at our expense, for the resale of common stock underlying the units within 90 days of the final closing of the private placement. From December 2004 through January 31, 2005, we sold 2.25 units for $225,000. From February 1, 2005 through March 17, 2005, we sold an additional 2.3 units for $230,000. Additionally, on January 1, 2005, certain rights that we sold between May and September 2004 for $585,000 were automatically converted into 5.85 units. We used the proceeds for working capital purposes. In connection with the private placement, during the nine months ended January 31, 2005, the Company issued as compensation to the placement agent warrants to 144,231 shares of common stock, exercisable for five years at $0.172 per share.

ITEM 5. OTHER INFORMATION.

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

Effective December 27, 2004, pursuant to a Certificate of Amendment to the
Articles of Incorporation with the Secretary of State of the State of Nevada, the Company's authorized capital was reduced from 700,000,000 shares, of which
690,000,000 shares were common stock and 10,000,000 shares are preferred stock, to 350,000,000 shares, of which 340,000,000 shares are common stock and
10,000,000 shares are preferred stock. In connection with the decrease in authorized capital, the Company effected a 1:200 reverse stock split, with fractional shares paid in cash, followed immediately by a 25:1 forward stock split.

On December 28, 2004, the Company filed a Certificate of Designation with the
Secretary of State of the State of Nevada in connection with its 10,000,000 shares are preferred stock, designating 35,850 shares as Series A Redeemable
Preferred Stock.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit
--------------    ----------------------
Exhibit 3(i)(1)   Certificate of Amendment, effective December 27, 2004
                  (Incorporated by reference to Exhibit 3(i) of Current Report on Form 8-K filed on December 23, 2004)
Exhibit 3(i)(2)   Certificate of Designation (Incorporated by reference
                  to Exhibit 3(i) of Current Report on Form 8-K filed on January
                  4, 2005)
Exhibit 3(ii)     Board of Directors Resolutions amending By-laws
                  (Incorporated by reference to Exhibit 3(ii) of Quarterly
                  Report on Form 10-QSB filed on December 15, 2005)
Exhibit 10        Lease for office facilities (Incorporated by reference to
                  Exhibit 10 of Quarterly Report on Form 10-QSB filed on
                  December 15, 2005)
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

                                             SPARTA COMMERCIAL SERVICES, INC.

Date: March 18, 2005                         By:      /s/ Anthony L. Havens
                                                      ---------------------
                                                      Anthony L. Havens
                                                      Chief Executive Officer

Date: March 18, 2005                         By:      /s/ Daniel J. Lanjewar
                                                      ----------------------
                                                      Daniel J. Lanjewar
                                                      Chief Financial Officer

