Form 10KSB
period 2005-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2005-07-25
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-9483

SPARTA COMMERCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	30-0298178
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

462 Seventh Ave, 20th Floor, New York, NY 10018
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (212) 239-2666

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year: $65,833.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on July 11, 2005 was $8,055758.

As of July 11, 2005, we had 86,293,879 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

SPARTA COMMERCIAL SERVICES, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

Sparta Commercial Services, Inc. (“Sparta”“we,”“us,” or the “Company”) is a Nevada corporation.

We only recently began our current business operations. Prior to February 27, 2004, we did not conduct any substantive operations. On February 27, 2004, we acquired the business of Sparta Commercial Services, LLC.

Sparta Commercial Services, LLC is a Delaware limited liability company formed on October 1, 2001. Sparta’s business plan is to provide dealers of powersports vehicles with an alternative source of financing for new and used motorcycles. Since inception, Sparta developed proprietary web-based solutions for back-end processing, financing and leasing of new and used powersports vehicles.  Currently, Sparta offers a private label program, lease and retail installment sales finance contracts to numerous dealerships in powersports industry. Sparta’s business model focuses on select motorcycles (i.e., 600cc and higher), 4-stroke all-terrain vehicles (ATVs), and select scooters. Sparta’s management believes that the emphasis on these products eliminates a number of vehicles that often under-perform due to the demographics of the purchaser and/or excessive depreciation in the market value of certain vehicle models.

Our offices are located at 462 Seventh Avenue, 20th Floor, New York, NY 10018, telephone number: (212) 239-2666. We maintain a website at: www.spartacommercial.com.

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

On February 27, 2004, pursuant to an Agreement and Plan of Reorganization, we acquired Sparta Commercial Services, LLC, in a transaction viewed as a reverse acquisition. Under the terms of the agreement, we acquired all of the outstanding membership interests in Sparta Commercial Services, LLC in exchange for the agreement to issue such number of shares of our common stock as would represent approximately 91.75% percent of our outstanding shares. Sparta Commercial Services, LLC also entered into a consulting agreement for business and financial services with Glenn A. Little, the former principal of Tomahawk. The agreement is for a term of one year. Mr. Little received a fee of $100,000 pursuant to the consulting agreement.

As a result of the acquisition, a change in control occurred in the ownership and management of Tomahawk. In connection with the acquisition, the managing member of Sparta, Anthony Havens, was appointed President and Chairman of Tomahawk. The former directors and officers of Tomahawk resigned as of the acquisition date.

On August 25, 2004, we changed our corporate name from “Tomahawk Industries, Inc.” to “Sparta Commercial Services, Inc.”

On September 13, 2004, we filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada increasing the authorized capital from 200,000,000 to 700,000,000 shares, of which 690,000,000 shares are common stock, par value $0.001 and 10,000,000 shares are preferred stock, par value $0.001.

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

On December 28, 2004, we filed a Certificate of Designation with the Secretary of State of the State of Nevada in connection with its 10,000,000 shares are preferred stock, designating 35,850 shares as Series A Redeemable Preferred Stock.

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

BUSINESS OVERVIEW

Sparta’s business model has been designed to generate revenue from several sources:

•	Retail installment sales contracts and leases;
•	Private label programs for manufacturers and distributors;
•	Ancillary products and services, such as private label gap coverage and private label service contracts; and
•	Remarketing of off-lease and repossessed vehicles.

Sparta’s management believes that by offering dealers (and their customers) the option of either financing or leasing, Sparta will be able to capture a greater share of the dealer’s business. Additionally, by offering both alternatives, once profitability is achieved, Sparta believes that it will be in a position to achieve greater cash-flow than it could by offering only one of these alternatives because depreciation generated by Sparta’s leasing activities will reduce income tax due on income resulting from Sparta’s retail installment sales contracts.

RETAIL INSTALLMENT SALES CONTRACTS AND LEASES

Retail Installment Sales - Sparta intends to purchase retail installment sales contracts from both franchised and independent powersports dealers who qualify as Sparta Authorized Dealers and/or as Private Label Authorized Dealers under Sparta’s Private Label Programs. Sparta has developed policies and procedures for credit evaluation, collections, insurance follow up, and asset recovery. Sparta imposes strict credit criteria to determine which retail installment sales contract applications to approve. This credit criterion has been developed to be in compliance with the credit criterion required by our lenders. The dealers understand that if they consummate a credit transaction with a buyer on whose application we have given them a conditional approval that Sparta will purchase that contract if it is in full compliance with all terms and conditions of that approval and contained in our dealer agreement.

To insure that Sparta’s Credit Evaluation Process and Collateral Guidelines are consistently applied and that the credit/underwriting decision process provides rapid decisioning to Sparta Authorized Dealers and the Private Label Dealers, Sparta has developed a point of sale credit application and contract decisioning system. This system is named “iPLUS” and is structured as an Application Service Provider (“ASP”) and has the capability of providing the dealer with conditional approvals without human involvement seven days a week, twenty-four hours a day. This technology provides quick, consistent credit decisions for our dealer network and reduces the number of credit analysts required, thereby, reducing Sparta’s personnel expense. Depending on Sparta’s arrangement with its lending sources, in the case of consumer finance contracts, Sparta may finance its purchase of the contracts by borrowing from a lending source and pledging the retail finance contracts as collateral for the loan.

All of the installment sale contracts will be secured by qualified, titled motorcycles with 600+cc and higher engines, 4-stroke all-terrain vehicles (ATVs), or select scooters. Customer financing needs are projected to range from approximately $2,000 to $35,000. Contract terms of 24 to 60 months will be offered.

Leases - Sparta intends to purchase qualified vehicles for lease to customers of its Sparta Authorized Dealers and/or Private Label Dealers. While the steps in the leasing process are almost identical to those in the installment sales contract process, the major difference is that when a lease “approval” is transmitted to a dealer, the “approval” describes the terms and conditions under which Sparta will purchase a specific vehicle from the dealer and lease it to the applicant. Unlike an installment service contract which finances a customer’s purchase of a vehicle owned by the customer, the lease contract contains the payment terms and conditions under which Sparta will allow the customer to use (lease) the vehicle, which is owned by Sparta, and also contains a vehicle purchase price option which provides the customer with the right to purchase the vehicle at the lease-end. Depending on Sparta’s arrangement with its lending sources, in the case of leases, Sparta may finance its purchase of leased vehicles by borrowing from a lending source and assigning or pledging the lease and leased vehicle as collateral for the loan. Lease terms range from 24 to 60 months, although most lease terms are either 36 or 60 months. Leases generally have lower monthly payments than retail installment sales contracts because they finance only part of the vehicle with the balance being financed by the lessor.

PRIVATE LABEL PROGRAMS FOR MANUFACTURERS AND DISTRIBUTORS

Under “private label” financing agreements with the U.S. distributors of major manufacturers of scooters and ATVs, Sparta allows the manufacturer to put its name on Sparta’s finance and lease products, and offer such financing arrangements to its customers. Sparta owns the finance business under these “private label” programs, and derives revenues from sales of the distributor’s product line pursuant to individual finance arrangements with the dealer’s customers. The private label program also expands Sparta’s dealer base by the number of dealerships in the distributor’s chain, thereby generating additional opportunities to sell Sparta’s own financial services to these dealers for their customers interested in non-“private label” covered vehicles.

REVENUE FROM ANCILLARY PRODUCTS AND SERVICES

Sparta expects to receive additional revenue related to servicing its portfolio, such as lease acquisition fees, late payment fees, vehicle disposition fees at lease-end, early termination fees, charges for excess wear-and-tear on leased vehicles, and from ancillary products and services.

Sparta is being positioned as a full service organization providing products and services to its dealers that are costly to obtain on an individual dealer basis. Sparta plans to offer the following ancillary products and services:

GAP COVERAGE - Sparta markets its private label gap coverage on a fee basis to customers through dealers. This coverage protects the customer should the vehicle be stolen or wrecked and the holder’s primary insurance is not adequate to cover their payoff to the creditor that holds the lien on the vehicle.

SERVICE CONTRACTS - Sparta offers dealers private label service contract plans for purchased and leased vehicles on a fee basis. Service contracts will be offered to anyone who finances a vehicle, whether financed through Sparta or another source. For a one time, up front fee to the owner or lessee of the vehicle, the service contracts, administered by Interstate National Dealer Services, Inc. (“Interstate”), provide extended service coverage (repair or replacement from 12 to 60 months depending on the contract) for specified engine, drive train and electrical components of the vehicle. The actual service is performed by the originating dealer, which must be pre-approved by Interstate as an “authorized dealer.”

Sparta intends to continue to evaluate additional ancillary products and services and believes that it can create products and services to meet dealers’ needs, creating company brand loyalty in the dealer community and generating other revenue streams.

REVENUE FROM REMARKETING OFF-LEASE AND REPOSSESSED VEHICLES

RE-LEASING TO ORIGINAL LESSEES - Management intends to commence its re-leasing efforts as early as eleven months prior to the end of the scheduled lease term. Lessees’ options are expected to include: extending the lease, returning the vehicle to Sparta or buying the vehicle at the buy-out option price established at the beginning of the lease. Sparta’s policy requires lessees who wish to return their vehicles, return the vehicle to the originating dealer. If the lessee has moved, then the vehicle should be returned to the Sparta Authorized Dealer closest to the lessee. If this is impracticable, then Sparta will arrange to have the vehicle transported at the lessee’s expense. Sparta plans to offer a 64-month Purchase Plus lease program—a 60-month lease with a low residual value (usually 11% of original price) that the lessee can typically pay off in four or five additional monthly payments at the end of the 60-month lease term.

RETURNED LEASED VEHICLES - When a vehicle is returned to a Sparta Authorized Dealer at the end of the scheduled lease term, the dealer will inspect it for excessive wear and mileage over maximum levels specified under the lease agreement and prepare it for resale/lease. All Sparta Authorized Dealers and all Sparta Private Label Dealers are contractually bound to charge no more than cost plus ten-percent for repairs and to provide free storage for all consignment vehicles. Thereafter, Sparta plans to consign the vehicle to the originating dealer for sale or re-lease to a new party. Should the dealer decline to take the vehicle on consignment, it will be electronically marketed on the Classified Pages of the Sparta web site. Sparta believes the market for used vehicles is significant, and the opportunity to remarket the same vehicle numerous times is a key selling point with prospective dealerships. Sparta believes that using its dealer network in such a manner will result in a better overall economic return on its portfolio as well as strengthen dealer relationships.

REPOSSESSED VEHICLES - All repossessed vehicles are similarly returned to the originating Sparta Authorized Dealer to be reconditioned (if needed) for consignment sale or re-lease in the same manner and conditions as returned vehicles.

SECOND CHANCE EXPRESS - Sparta allows its Authorized Dealers to offer its inventory of returned or repossessed vehicles not only to customers with approved credit applications but, also to customers with less than prime credit. Applicants with low credit scores are evaluated under Sparta’s Second Chance Express Program. This unique finance/lease product is designed to offer a financing program tailored to this non-prime customer. The program allows Sparta to serve those customers who can offset their credit risk with higher down payments. A key benefit of this program to Sparta is that the minimum down-payment requirement is 20% in order to bring the amount financed in line with the current wholesale value of the vehicle. Under the Second Chance Express Program, Sparta pays its dealers a commission on any Sparta inventory vehicle, held on consignment on their “floor” or offered on the Sparta Classified Web Page, for which they arrange a sale or finance.

CREDIT AND COLLECTIONS

POLICIES AND PROCEDURES

Sparta has developed policies and procedures for credit evaluation, collections, insurance follow up, and asset recovery. Sparta imposes strict credit criteria to determine which retail installment sales contracts and lease applications are approved.

CREDIT EVALUATION PROCESS AND COLLATERAL GUIDELINES

To insure that Sparta’s Credit Evaluation Process and Collateral Guidelines are consistently applied and that the credit/underwriting decision process provides rapid decisioning to Sparta Authorized Dealers and the Private Label Dealers, Sparta has worked closely with Teledata Communications, Inc. (“TCI”), a leading provider of interactive credit accessing and decisioning solutions, to develop the iPLUS point of sale credit application and contract decisioning system.

IPLUS (INTERNETPURCHASING LEASING UNDERWRITING SERVICING)

Sparta’s retail installment sales contract and leasing programs are delivered through a proprietary, web-based, credit application processing system. This system is named iPLUS” and is structured as an Application Service Provider (“ASP”) and has the capability of providing the dealer with conditional approvals without human involvement seven days a week, twenty-four hours a day. This system also provides the powersports dealer with system capabilities comparable to those of new car franchises. Sparta believes iPLUS will provide the Sparta Authorized Dealers and Private Label Dealers with a competitive advantage and will increase Sparta’s ability to garner a larger share of the dealer’s business. Although we intend to add additional features, iPLUS is currently being utilized by us.

Major features of iPLUS include:

•	100% WEB Browser Based (www.spartacommercial.com)
•	User friendly system
•	No costly software required by the users
•	Operates on any dial-up connection as slow as 28.8
•	Requires Internet Explorer 5.5 or above, Adobe Acrobat Reader 5.0 or above, both available at no charge on the Internet
•	Integrated scorecard and decision engine
•	Integrated credit bureau retrieval and review (can access any of the 3 major bureaus)
•	Once application is submitted; decisions in seconds/7 Days a Week /24 Hours a Day
•	Easy to complete customer application
•	Dealer application management
•	Dealer Desking Tool - Profit Manager (Assists dealer in structuring any approved application.)
•	Prints approved customer contract and contract package
•	Captures information in electronic format
•	Complete underwriting documentation and control system
•	Dealer communication
•	Allows the dealer to track the entire decisioning, underwriting, and funding process in real time.

Additionally, this technology provides quick, consistent credit decisions for our dealer network and reduces the number of credit analysts required, thereby, reducing Sparta’s personnel expense.

Sparta has established program guidelines that are an integral function of the iPLUS decision process. These program guidelines establish and clarify credit criteria such as credit tiers, maximum amount financed, term and rate, dealer rate participation, deal structure, buyer profile, credit bureau parameters, budget parameters, and eligible collateral, including maximum loan-to-value ratios for each of its retail installment sales contracts and lease contracts, depending on the applicant’s credit rating and stability. Sparta has developed its own credit rating system by using an empirical score card and then assigning its own rating based on Sparta’s experience. This rating is used as the basis to determine the terms and conditions under which an applicant is approved or declined.

Sparta plans to conduct both applicant credit risk and asset evaluation before approving financing. Sparta’s policy is that it will not finance more than 100% of a vehicle’s retail value, but Sparta may lend an additional 10% above retail value to cover add-ons, extended warranty and other costs. Should the customer seek financing above this threshold, Sparta intends to ask for a down payment from the borrower or lessee to close the gap between selling price and retail value. The size of the down payment will be a function of the applicant’s credit rating, stability, budget, and the value of the underlying asset.

COLLECTION PROCEDURES

Approving retail installment sales contracts and leases that comply with the policies and procedures established by Sparta is just the first step. A principal factor in the success of Sparta’s business model is its ability to track contract and lease performance.

Advanced Lease Systems, Inc. (ALS) provides the software Sparta uses to manage its assets, customer base, collections, insurance, and accounting systems. Using a variety of basic and customized reports generated by ALS, Sparta monitors its customers’ compliance with their obligations under retail installment sales contracts or lease contracts. These reports are accessed on a real-time basis by employees of Sparta and are distributed to management personnel for review. The reports include delinquency reports, collection tickler (promises) reports, insurance status reports, termination reports, inventory reports, maturing contract reports, etc.

Sparta requires continuous physical damage insurance on all financed vehicles and continuous liability and physical damage insurance coverage on all leased vehicles. In addition, Sparta is required to be listed as Additional Named Insured and Loss Payee. Continuous insurance is critical, and Sparta intends to quickly repossess a vehicle if coverage lapses. Lapsed or cancelled policies will be covered by a “blanket” VSI insurance policy, which Sparta intends to purchase. Any lapse in insurance coverage for any reason will lead to automatic repossession of leased vehicles.

USING DIVERSIFICATION TO REDUCE PORTFOLIO RISK

Management will reduce portfolio risk not only by carefully screening applicants and monitoring covenant compliance, but also by diversifying its financing activities across credit tiers and Sparta’s list of motorcycle, ATV and scooter models that it will finance or lease.

CREDIT TIERS - Sparta expects that it will maintain a portfolio dominated by A/B credit applicants over C applicants in the ratio of at least 70/30. Management anticipates that it will be able to rebalance its portfolio by training its sales force to work closely with dealerships in their territories to help Sparta maintain its conservative 70/30 target.

Sparta will also be able to manage this ratio by revising the variables in its various programs (terms and conditions under which Sparta will lease vehicles or purchase retail installment contracts), such as minimum income, debt ratios, payment to income ratios, minimum down payment required, acquisition fees (paid by dealer), discounts (paid by dealer), etc.

SPARTA APPROVED VEHICLE MODELS - Advance rates and other credit restrictions will be in effect for certain models and years based on the relevant facts and circumstances.

CERTAIN AGREEMENTS WITH RELATED THIRD PARTIES

We entered into a license agreement, dated as of June 1, 2002, and as amended on December 3, 2003, with American Motorcycle Leasing Corp. Under the agreement, we have a non-exclusive, perpetual right to use American Motorcycle Leasing Corp.’s proprietary operating systems related to consumer credit underwriting procedures, vehicle and vehicle lease value evaluation methods, rental stream collection and insurance tracking policies and procedures. The license fee consisted of $300,000 and 330,433 membership interests of Sparta Commercial Services, LLC, which were subsequently exchanged in connection with the reverse acquisition of Sparta Commercial Services, LLC for 34,256,941 shares of common stock of our company..

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

We entered into a purchase option agreement with American Motorcycle Leasing Corp., an entity controlled by the Company’s president and a significant shareholder, on November 2, 2004 at a cost to Sparta Commercial Services of $250,000. This agreement granted Sparta Commercial Services the right, for a two year period, to purchase portions of a certain portfolio of equipment leases that American Motorcycle Leasing Corp. owns. The portfolio is secured by a first priority security interest in favor of Citibank, N.A. or its assigns. The cost of $250,000 has been charged to operations in fiscal 2005. As of April 30, 2005, payments against this obligation of $81,000 were made. In June, 2005, an additional $20,000 was paid.

MARKET INFORMATION

As reported in the 2003 Annual Statistical Report of the Motorcycle Industry Council, retail sales of new motorcycles have grown steadily from 1991 through 2003. North American registrations of new 600cc and higher motorcycles reached 495,400 in 2004. This represents a 7.1% increase over 2003. Registrations have increased for 13 consecutive years. Retail sales of new and used motorcycles reached $8.8 billion in 2002.

U.S. sales of new ATVs were estimated to be 900,000 units in 2004 with a market value of $1.8 billion and scooter sales approached 60,000 in 2003 and are growing at a 20% annual rate, as reported in All Terrain Vehicle Magazine in the October 11, 2004 edition.

SALES AND MARKETING

Normally, vehicle finance programs are sold primarily at the dealer level, rather than the consumer level. Sparta’s strategy is to develop an in-house direct sales force that will promote Sparta’s products and services to qualified dealers, train them, and provide them with point-of-sale marketing materials. Sparta’s vehicle financing programs are already gaining market acceptance as evidenced by the four Private Label Contracts. This in-house direct sales force will be comprised of a Marketing Group and a Dealer Support Group.

The Marketing Group will continue to work directly with the manufactures and distributors to obtain additional Private Label affiliations and to monitor our competition. The Private Label partners will assist us directly in training the Private Label Dealers. This will be done at the manufacturers/distributors place of business, at industry shows, or with a group of dealers in a common geographic area.

As required we will add additional marketing representatives to our staff. These marketing representatives will be assigned geographic territories. We currently have two marketing representatives and expect to expand the number of marketing representatives.

The Dealer Support Group will accept application packages from dealers that want to be either or both Sparta Authorized Dealers or Private Label Dealers. They will then notify the approved dealers by email that they have been approved and provide them with the required information to process applications and print contracts through iPlus, including a Dealer Sign Up packet. The Dealer Support Group will be available to directly assist dealers by telephone, follow up with dealers on conditional approvals to assist dealers in forwarding the funding packages to us for purchase. This group will also accept all incoming calls from dealers, answering their inquiry or directing them, if necessary, to the appropriate department. We currently have two Dealer Support representatives and expect to expand the number of Dealer Support representatives.

Sparta has built an interactive website (www.spartacommercial.com) for our authorized dealers. iPLUS is accessed through this website by our dealers and allows them to submit credit applications and receive on-line approvals or declines based on current Sparta credit criteria. The Customer Management section of iPLUS enables authorized dealers to track the status of all applicants submitted by their dealership. The dealer is able to review pending, approved, declined and active (funded) applications and contracts they have submitted. This enables the dealer to easily review their business with Sparta and gives Sparta the ability to easily monitor dealer activity at any point in time. The Sparta Loan/Lease Calculator configures both retail installment sales contract and lease payments, simultaneously and instantaneously, allowing dealers to provide their customers with highly accurate payment schedules. In addition, the website provides authorized dealers with access to a PowerPoint presentation that will fully acquaint their staff with the various Sparta financing products and how to sell them.

Authorized dealers are able to advertise both new and used vehicles in the Classified Section of our website, at no cost to the dealer. Sparta plans to use this feature of the website to remarket its own inventory (both repossessed and returned end-of-term vehicles) throughout the country. Sparta’s exclusive “Second-Chance Express” program for customers with a poor or limited credit history was created to help re-market the company’s inventory. Incentives are in place for authorized dealers who sell or lease either a Sparta inventory vehicle at their dealership or one that is at another dealership in our network.

While Sparta does not market or sell directly to consumers, Sparta expects consumers to visit the Sparta website. Sparta has provided a consumer oriented PowerPoint presentation for their review. Additionally, visiting consumers will be able to view Sparta advertising, news and find general information about vehicle makes and models, road rallies, and other areas of vehicle interest. They will also be able to utilize our Dealer Locator to find the nearest authorized Sparta dealer in their neighborhood. Consumers will be able to view the Classified Section of the website and any consumer inquiring about the program will be directed to our nearest authorized dealer.

COMPETITION

The consumer finance industry is highly fragmented and highly competitive. Broadly speaking, Sparta competes with commercial banks, savings & loans, industrial thrift and credit unions, and a variety of local, regional and national consumer finance companies. While there are numerous financial service companies that provide consumer credit in the automobile markets, including banks, other consumer finance companies, and finance companies owned by automobile manufacturers and retailers, most financial service companies are reluctant to lend to motorcyclists. Customers who approach these lending sources to take out installment loans are often encouraged to pursue personal loans instead.

There are few companies that provide nationwide dealer-based leasing options in the motorcycle industry segment, and these tend to be private label factory programs supporting their own brands. Because of their narrow focus (such as requiring that the equipment be covered by the brand's warranty), these companies have met with limited success.

Independent consumer financial services companies and large commercial banks that participated in this market have withdrawn substantially from the motorcycle loan niche over the past two years or have toughened their underwriting criteria. Sparta believes that those companies may have suffered as a result of compromising their underwriting criteria for the sake of volume. In addition, management believes that our competitors' practice of financing all makes and models of a particular manufacturer results in lower overall portfolio performance because of the poor demographics associated with some of those product lines. The marketplace also includes small competitors such as local credit unions, local banks and a few regional players.

Sparta will compete for customers with commercial banks, savings and loans, credit unions, consumer financing companies, and manufacturers' finance subsidiaries. Additionally, some powersports manufacturers such as Harley-Davidson and BMW have subsidiaries that provide financing.

The more significant competitors of Sparta include: GE Retail Services, Capital One, HSBC/Household Bank, Sheffield Financial/BB&T, Lending Tree, CIT Bank, AIG, and Transamerica. To management’s knowledge, none of these firms offer leases for powersports vehicles.

The largest of these firms, GE Retail Services, markets both directly to dealers in Powersports market and through co-branded private label programs. GE recently has co-branded with Yamaha, Moto Guzzi, Aprillia Brands and other national manufacturers and distributors of Powersports and recreational products such as Coachmen Industries. GE also offers dealer and distributor floor plan financing and private label credit cards.

Capital One markets a product for Capital One Bank, offering consumer direct and dealer indirect consumer contracts to the powersports industry. They offer smaller dealers the ability to have customers apply via the web site affiliate program and larger dealers can go direct to Capital One finance. Capital One recently announced the purchase of Onyx Finance and truly entered the vehicle financing arena with the purchase of Peoples First Finance. Typical terms range from 30 to 60 months with a minimum of individuals approved for a product named “The Blank Check”. Capital One Auto Finance, America's largest online vehicle lender, provides vehicle loans to customers directly via the Internet, as well as through a nationwide dealership network.

While some of Sparta’s larger competitors have vast sources of capital and may be able to offer lower interest rates due to lower borrowing costs, Sparta believes that the combination of management’s experience, expedient service, availability of the lease option and iPLUS give Sparta an advantage over its competitors.

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

•
Fair Debt Collection Act. The Fair Debt Collection Act and applicable state law counterparts prohibit us from contacting customers during certain times and at certain places, from using certain threatening practices and from making false implications when attempting to collect a debt.

•
Truth in Lending Act. The Truth in Lending Act requires us and the dealers we do business with to make certain disclosures to customers, including the terms of repayment, the total finance charge and the annual percentage rate charged on each Contract or direct loan.

•
Consumer Leasing Act. The Consumer Leasing Act applies to any lease of consumer goods for more than four months. The law requires the seller to disclose information such as the amount of initial payment, number of monthly payments, total amount for fees, penalties for default, and other information before a lease is signed.

•
The Consumer Credit Protection Act of 1968. The Act required creditors to state the cost of borrowing in a common language so that the consumer could figure out what the charges are, compare costs, and shop for the best credit deal.

•
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

•
Fair Credit Reporting Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency.

•
Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters.

•
Soldiers' and Sailors' Civil Relief Act. The Soldiers' and Sailor's Civil Relief Act requires us to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

•
Electronic Funds Transfer Act. The Electronic Funds Transfer Act prohibits us from requiring our customers to repay a loan or other credit by electronic funds transfer ("EFT"), except in limited situations that do not apply to us. We are also required to provide certain documentation to our customers when an EFT is initiated and to provide certain notifications to our customers with regard to preauthorized payments.

•
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

•	Bankruptcy. Federal bankruptcy and related state laws may interfere with or affect our ability to recover collateral or enforce a deficiency judgment.

EMPLOYEES

We currently have nine employees.

ITEM 2. DESCRIPTION OF PROPERTY

We presently maintain our executive offices at 462 Seventh Avenue, 20th Floor, New York, NY 10018, pursuant to a lease expiring on November 30, 2007. The premises contain approximately 7,000 square feet. The annual rate is $163,200 for calendar year 2005, $167,280 (annualized) for the first six months of calendar year 2006, $174,080 (annualized) for the second six months of calendar year 2006, and $178,432 for the calendar year 2007. We believe that our present facilities are suitable for our present needs. Our offices are adequately covered by insurance for claims arising out of such occupancies.

ITEM 3. LEGAL PROCEEDINGS

As at April 30, 2005, we are not a party to any material pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “SRCO”. Prior to December 27, 2004, the stock symbol was SRTA. Prior to August 30, 2004, the stock symbol was TMHK.

In 2001, we filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued in April 2001. The first posted trade was conducted on May 3, 2001, and, historically, there has been very low volume of trading of our common stock.

The quoted high and low closing market prices of our common stock on the OTC Bulletin Board, for the periods indicated, are presented in the table below. Prices prior to February 27, 2004 reflects prices for our former business, which was essentially a public shell vehicle. Our business changed on February 27, 2004 when we acquired Sparta Commercial Services, LLC.

	High	Low

Fiscal Year 2004 (May 1, 2003 - April 30, 2004) *
First quarter (May 1, 2003 - July 31, 2003)	$0.01	$0.01
Second quarter (August 1, 2003 - October 31, 2003)	$0.05	$0.01
Third quarter (November 1, 2003 - January 31, 2004)	$0.03	$0.017
Fourth quarter (February 1, 2004 - April 30, 2004)	$0.20	$0.03

Fiscal Year 2005 (May 1, 2004 - April 30, 2005) *
First quarter (May 1, 2004 - July 31, 2004)	$1.60	$0.80
Second quarter (August 1, 2004 - October 31, 2004)	$0.96	$0.48
Third quarter (November 1, 2004 - January 31, 2005)	$0.96	$0.48
Fourth quarter (February 1, 2005 - April 30, 2005)	$1.05	$0.45

*
On December 27, 2004, the Company effected a net effective 25:200 common stock split. Fiscal year 2004 stock prices have not been adjusted to give effect for a net effective 25:200 stock split effected

HOLDERS

The approximate number of holders of record of our common stock as of April 30, 2005 was 2,978, excluding stockholders holding common stock under nominee security position listings.

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

RECENT SALES OF UNREGISTERED SECURITIES

In December 2004, we commenced a private placement to raise up to $3,000,000 through the sale of up to 30 units of our securities at $100,000 per unit. Each unit consists of (i) 1,000 shares of series A convertible, redeemable preferred stock and (ii) warrants to purchase 320,513 shares of common stock, exercisable for three years at $0.195 per share. The preferred stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi-annually in arrears, and is convertible into shares of common stock at the rate of one preferred share into 641 shares of common stock. The private placement is being conducted by a placement agent on a best efforts basis. The units are being offered solely to accredited investors. The units offered have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We agreed to file a registration statement, at our expense, for the resale of common stock underlying the units within 90 days of the final closing of the private placement. The placement agent is entitled to 10% of the cash proceeds from the private placement and reimbursement for expenses, and warrants to purchase such number of shares of common stock, exercisable for five years at $0.172 per share from the date of issuance, as equals 10% of the number of shares of common stock underlying the preferred stock sold. In transactions with accredited investors deemed exempt from registration pursuant to Section 4(2) of the Securities Act, from December 2004 through April 30, 2005, we sold 12.25 units for proceeds of $1,225,000, and issued 785,257 warrants to the placement agent. A subscription for 0.05 units was subsequently rescinded. Through July, 2005, we sold an aggregate of 29.95 units for proceeds of $2,995,000. We used the proceeds for working capital purposes.

Between May and July 2004, we sold certain rights to seven accredited investors for aggregate gross proceeds of $585,000 in transactions deemed exempt from registration pursuant to Section 4(2) of the Securities Act. Pursuant to the terms of the rights, in the event that we conduct a private placement transaction in 2004 utilizing a designated registered broker-dealer as a placement agent, the rights automatically convert into the securities sold in such private placement at the private placement sale price. On January 1, 2005, these rights were automatically converted into 5.85 units. Each unit consists of (i) 1,000 shares of series A convertible, redeemable preferred stock and (ii) warrants to purchase 320,513 shares of common stock, exercisable for three years at $0.195 per share.

In October and November 2004, pursuant to loan agreements, we issued promissory notes for the aggregate principal amount of $375,000. Pursuant to the loan agreements, the notes carried interest at the rate of 10% per year, and we agreed to grant 128,206 restricted shares of common stock to the note holders for each $100,000 loaned. The notes were to mature in April 2005. In the event of default on repayment of the promissory notes, as penalty, (i) the interest rate on the unpaid principal shall be increased to a rate of 20% per annum commencing from the date of default, (ii) the equity kicker shall be increases to a rate of 192,308 restricted shares of common stock for each $100,000 loaned, and (iii) the repayment after default of the promissory notes shall be collateralized by a subordinated security interest in the Company’s assets. The security interest shall be subordinate to the rights of any lending institution, any asset-based lending agreement, and any rights and preferences of any subscribers in the private placement of units that commenced in December 2004. Through April 29, 2005, we repaid notes with an aggregate principal amount of $150,000 and accrued interest thereon, and issued 192,309 shares of common stock to the note holders. In April 2005, the four note holders of the remaining principal amount of $225,000 agreed to extend the maturity date of the loans from April 30, 2005 to May 31, 2005. In consideration of the extension, the interest rate on three notes were increased to the rate of 20% per year and the shares of common stock issuable to certain of those note holders will be based on 192,308 restricted shares of common stock for each $100,000 loaned. On or about May 25, 2005 and May 27, 2005, the four note holders further agreed to extend the maturity date of the loans, so that one note in the principal amount of $50,000 was due June 15, 2005, and the three other notes in the aggregate principal amount of $175,000 were due June 30, 2005. In June 2005, we repaid two notes with the principal amount of $75,000 and issued 96,155 shares of common stock to the note holders with 48076 shares yet to be issued.  In June 2005, a holder of a $50,000 note due June 30, 2005 agreed to extend the maturity date to August 15, 2005, and another holder of a $100,000 note due June 30, 2005 agreed to extend the maturity date to September 1, 2005.

In April 2005, in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act, we issued warrants to purchase 200,000 shares of our common stock to Jaffoni & Collins Incorporated pursuant to a consulting agreement for public relations services. The warrants are exercisable for three years at $0.195 per share.

On August 2, 2004, pursuant to an employment agreement with Daniel J. Lanjewar, our former Chief Financial Officer, we agreed to issue 568,175 shares of our common stock in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act. The grant of shares was subject to vesting and subject to continued employment. On January 1, 2005, 113,635 shares vested, and the reminder of the shares were to vest in equal portions on July 1, 2005, July 1, 2006, July 1, 2007, and July 1, 2008, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period. In April 2005, Mr. Lanjewar resigned as our Chief Financial Officer, and was vested with an additional 113,637 shares of common stock, which is yet to be issued

On April 29, 2005, pursuant to an option agreement with Richard Trotter, our Chief Operating Officer, we agreed to issue options to purchase up to 875,000 shares of our common stock in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act. Subject to vesting, the stock options are exercisable for five years from the vesting date at $0.605 per share. Twenty percent of the options vested on April 29, 2005, and the remaining options are to vest in equal installments over the next four anniversary dates of the agreement.

In July, 2005, we sold one accredited investor in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act, for the sum of $5,000, 50 shares of Series A convertible, redeemable preferred stock and warrants to purchase 6,026 shares of common stock, exercisable for three years at $.0195 per share. The preferred stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi annually in arrears, and is convertible into shares of common stock at a rate of one preferred share into 641 shares of common stock. We used the proceeds for working capital purchases.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

“FORWARD-LOOKING” INFORMATION

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

INTRODUCTORY STATEMENT

The following discussion and analysis should be read in conjunction with the information set forth in the audited consolidated financial statements for the years ended April 30, 2005 and April 30, 2004 and footnotes found in the Company's Annual Report on Form 10-KSB.

Unless otherwise stated, the discussion and analysis refers to the business of Sparta Commercial Services, Inc. and does not refer to the operations for our former business which was essentially a non-operating shell company.

The year ended April 30, 2005 was a period of development, as we continue to develop our products and market them to dealers and manufacturers.

MERGER AND CORPORATE RESTRUCTURE

Prior to February 27, 2004, we did not conduct any substantive operations. On February 27, 2004, pursuant to an Agreement and Plan of Reorganization, we acquired Sparta Commercial Services, LLC, in a transaction viewed as a reverse acquisition. The purpose of the transaction was to try to create some value for our shareholders. As an inactive publicly registered shell corporation with no significant assets or operations, our business plan was to seek an acquisition candidate. Sparta sought access to financing, as a publicly-held company. As a result of the reverse acquisition, there was a change in control of our company. In accordance with SFAS No. 141, Sparta Commercial Services LLC was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company’s capital structure and is recorded as a capital transaction rather than a business combination under SFAS 141.

For accounting purposes, the Company has accounted for the transaction as a reverse acquisition and Sparta Commercial Services LLC shall be the surviving entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction and there were no adjustments to the Company’s historic carrying values of the assets and liabilities.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Sparta Commercial Services LLC prior to the acquisition.

Till January 31, 2005, Sparta was a development stage company. Efforts had been principally devoted to developing business as an originator and indirect lender for retail installment loan and lease financing for the purchase or lease of new and used motorcycles (specifically 500cc and higher) and utility-oriented 4-stroke all terrain vehicles (ATVs).

To date, we have generated limited sales revenues, have incurred expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from October 1, 2001 (date of Sparta's inception) through April 30, 2005, we have accumulated losses of $6,277,658.

The period from inception till January 31, 2005 was a developmental stage period for us, setting up credit procedures, setting our arrangements with vehicle distributors, obtaining personnel, seeking financing to support our developmental efforts, and seeking credit facilities. In fiscal year 2005, we have begun to obtain regulatory approval in several states, where required, prior to commencing active operations. We are actively signing up dealers to participate in our financing programs, including our private label financing programs. We have signed up three manufacturers to our private label programs, and are in negotiations with several other manufacturers who have indicated an interest in a private label program. Presently, we do not have sufficient operating capital to fulfill our planned business plans. We estimate that we will need approximately $1,800,000 to conduct limited operations during the next twelve months. The lack of capital has made it difficult to obtain a credit line with a lending institution which we will need before commencing full active operations. We are presently in discussions with several institutions about obtaining a credit line, which would permit us to more quickly implement our business plan

RESULTS OF OPERATIONS
COMPARISON OF THE YEAR ENDED APRIL 30, 2005 TO THE YEAR ENDED APRIL 30, 2004

For the year ended April 30, 2005, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will begin to earn increasing revenues from operations in fiscal 2006 as we complete our transition to an operating company.

Revenues

Revenues totaled $65,833 in fiscal 2005 compared to $0 revenues in fiscal 2004. Fiscal 2005 revenue was comprised of $22,800 in dealer fees, $9,900 in private label fees, $17,575 in lease payments and $15,558 in other fees and income.

Costs and Expenses

The Company incurred licensing fees of $150,633 for the year ended April 30, 2005, and $730,433 for the year ended April 30, 2004, respectively. The costs incurred were for the licensing of certain proprietary software, operating systems and processes for use in connection with the extension of credit and underwriting techniques for the purchase and lease of motor vehicles. The decrease from fiscal 2004 to fiscal 2005 reflects the fact that this process is nearing completion.

The Company incurred organization costs of $294,408 for the year ended April 30, 2005, and $670,486 for the year ended April 30, 2004, respectively. Organizational costs consist of establishing business procedures, filing to do business web site development and related activities. The year to year decrease in organization costs is primarily attributed to the wind down of initial organizational activity.

The Company incurred compensation costs of $828,298 for the year ended April 30, 2005 compared with $223,968 in fiscal 2004. The increase is related to the costs of the Company increasing its employment base during 2005 including the addition of a Chief Operating Officer and a Chief Financial Officer as well as several administrative personnel. At April 30, 2005, the headcount was 8. As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries and issue common stock to consultants and employees.

The Company paid $233,333 and $135,140 to its managing member, who is Chairman and Chief Executive Officer, in fiscal 2005 and 2004, respectively. These payments were charged to operations, and are included in the compensation costs shown above.

In connection with the private placement transaction, the Company has expensed non cash costs of $383,284 to issue warrants to the private placement agent for the year ended April 30, 2005 and $0 in fiscal 2004. The Company has expensed non cash costs $1,810,000 which equals the intrinsic value of the imbedded beneficial conversion feature for the Preferred Stock holders for the year ended April 30, 2005 and $0 in fiscal 2004. At April 30, 2005, accrued preferred dividends of $28,906 were charged to operations. There was no accrual made in fiscal 2004.

The Company incurred legal and accounting fees of $197,384 for the year ended April 30, 2005, as compared to $85,962 for the year ended April 30, 2004, respectively. The increase in costs is related to legal and accounting expenses associated with finalizing the private placement and complying with various federal and state securities statutes, rules and regulations.

The Company incurred other operating expenses of $791,647 for the year ended April 30, 2005. Notable expenses in this category are the cost of a purchase option for a portfolio of equipment leases of $250,000, rent of $125,214, consulting expenses of $84,365, travel of $79,547, advertising of $28,107, telecommunications of $21,476 and depreciation of $22,626. The remainder is comprised of expenses for postage, shipping, storage, repairs and other normal operating costs. In fiscal 2004, other operating costs totaled $70,119, comprised of rent of $19,772, travel of $18,430, advertising of $4,057 and all other expenses of $27,860.

Net Loss

Our net loss for the year ended April 30, 2005 was $4,418,727 in contrast to a loss of $1,772,257 for the year ended April 30, 2004, respectively. The increase in net loss was due primarily to the fact that the Company incurred expenses related to the private placement transaction, consisting of non cash expense of a beneficial conversion discount of $1,810,000, and a non cash expense of $383,284 for warrants issued to the placement agent in 2005 and to the fact that the Company has increased its resources and spending in 2005 as it transitioned from a development stage to an operating entity. The payment of $250,000 for a purchase option for equipment leases from American Motorcycle Leasing Corp. also contributed to the loss.

Our net loss per common share (basic and diluted) was $0.05 for the year ended April 30, 2005 and $0.25 for the year ended April 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2005, the Company had a working capital deficit of $728,207. The Company generated a deficit in cash flow from operations of $1,688,745 for the year ended April 30, 2005. This deficit is primarily attributable to the Company's net loss from operations of $2,579,821, adjusted for depreciation and amortization of $28,740, the cost of warrants issued of $473,264, the cost of shares issued to employees of $82,500, the cost of accrued preferred dividends of $28,906 and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses increased by $428,215 primarily due to the remaining accrual of a portfolio purchase option of $169,000, payroll taxes of $85,341, accrued interest on notes payable of $13,476, accrued preferred dividends of $28,906 and other normal operating expenses recorded but not yet paid.

Cash flows used in investing activities for the year ended April 30, 2005 was $220,863, primarily due to the purchase of property and equipment of $120,964 and payments for motorcycles of $113,278.

The Company met its cash requirements during the period through net proceeds from the issuance of equity of $1,681,000 and obtaining net bridge loans of $300,000 and a loan from officer for $25,000. Subsequent to this period, the Company has received additional proceeds from equity of $1,775,000. Additionally, the Company has received limited revenues from leasing and financing motorcycles and other vehicles, its recently launched private label programs and from dealer sign-up fees.

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

We estimate that we will need approximately $1,800,000 to conduct limited operations during the next twelve months. Based on capital received from equity financing to date, and certain indications of interest to purchase our equity, we believe that we have a reasonable chance to raise sufficient capital resources to meet projected cash flow deficits through the next twelve months. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our April 30, 2005 and 2004 financial statements included in the Company’s Annual Report states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

The primary issues management will focus on in the immediate future to address this matter include:

•	seeking a credit line from institutional lenders;
•	seeking institutional investors for equity investments in our company; and
•	initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis.

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

Number of Employees

From our inception through the period ended April 30, 2005, we have relied on the services of outside consultants for services and currently have nine employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

INFLATION

The impact of inflation on the costs of the Company, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company’s operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

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

In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock Warrants is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the period from January 1, 2003 through April 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has stock based awards of compensation to employees of $82,500 granted and outstanding during the period from October 1, 2001 (date of inception) through April 30, 2005.

Website Development Costs

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock Warrants, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. Accordingly, the Company will implement the revised standard in the forth quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2006 and thereafter.

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

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We have sought to identify what we believe are significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.

Potential Fluctuations in Annual Operating Results

Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products and services; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the commercial and consumer financing; price competition or pricing changes in the market; technical difficulties or system downtime; general economic conditions and economic conditions specific to the consumer financing sector.

Our annual results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results may fall below our expectations or those of investors in some future quarter.

Dependence Upon Management

Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Anthony L. Havens, our President and Chief Executive Officer and member of our Board of Directors. If we lost the services of either Mr. Havens, or other key employees before we could get qualified replacements, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of Sparta, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors.

Continued Control of Current Officers and Directors

The present officers and directors own approximately 67% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and oth6wise control the Company, including, without limitation, authorizing the sale of equity or debt securities of Sparta, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

Management of Growth

We may experience growth, which will place a strain on our managerial, operational and financial systems resources. To accommodate our current size and manage growth if it occurs, we must devote management attention and resources to improve our financial strength and our operational systems. Further, we will need to expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage our existing operations or the growth of our operations, or that our facilities, systems, procedures or controls will be adequate to support any future growth. Our ability to manage our operations and any future growth will have a material effect on our stockholders.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

ITEM 7  FINANCIAL STATEMENTS

Page

Report of Registered Independent Certified Public Accounting Firm	F-1
Consolidated Balance Sheets as of April 30, 2005 and 2004	F-2
Consolidated Statements of Losses for the years ended April 30, 2005 and 2004	F-3
Consolidated Statement of Deficiency in Stockholders’ Equity for the years ended April 30, 2005 and 2004	F-4
Consolidated Statements of Cash Flows for the years ended April 30, 2005 and 2004	F-5 ~ F-6
Notes to Consolidated Financial Statements	F-7~ F-23

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Sparta Commercial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Sparta Commercial Services, Inc., as of April 30, 2005 and 2004, and the related consolidated statements of losses, deficiency in stockholders' equity and cash flows for each of the two years in the period ended April 30, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sparta Commercial Services, Inc. at April 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note O to the accompanying financial statements, the company has suffered recurring losses from operations that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants
New York, New York
July 15, 2005

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2005 and 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$108,365	$11,973
Retail installment sale contract receivables-current (Note E)	14,764	--
Marketable securities	--	13,379
Other current assets, net	6,700	--
Total current assets	129,829	25,352

Motorcycles and other vehicles under operating leases, net of accumulated depreciation of $13,392 and $0, at April 30, 2005 and April 30, 2004, respectively (Note D)	99,886	--
Property and equipment, net of accumulated depreciation and amortization of $15,378 and $30, at April 30, 2005 and 2004, respectively (Note F)	106,809	1,193

Other assets:
Prepaid expenses and deposits (see Note C)	48,967	--
Retail installment sale contract receivables (Note E)	21,521	--
Total other assets	70,488	-

Total assets	$407,012	$26,545

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$509,936	$81,721
Note payable (Note G)	300,000	--
Deferred revenue (Note A)	23,100	--
Due to related party (Note H)	25,000	23,885
Total current liabilities	858,036	105,606

Commitments and contingencies (Note M)

Deficiency in Stockholders' Equity: (Note I)
Preferred Stock, $0.001 par value: 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100. 18,100 and 0 shares of convertible preferred stock are issued and outstanding at April 30, 2005 and 2004, respectively.	1,810,000	--
Common Stock, $0.001 par value; 340,000,000 and 200,000,000 shares authorized at April 30, 2005 and 2004, respectively; 86,005,415 and 7,079,654 shares issued and outstanding at April 30, 2005 and 2004, respectively	86,005	7,080
Common stock - subscription payable	--	17,920
Additional paid-in-capital	3,930,629	1,754,870
Accumulated deficit	(6,277,658)	(1,858,931)
Total deficiency in stockholders’ equity	(451,024)	(79,061)

Liabilities and deficiency in stockholders’ equity	$407,012	$26,545

See accompanying notes to consolidated financial statements

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF LOSSES

	For the Year Ended April 30,
	2005	2004

Revenue	$65,833	$--

Operating Expenses:
General and administrative	2,616,914	1,780,968
Depreciation and amortization (Note F)	28,740	--
Total Operating Expenses	2,645,654	1,780,968

Loss from Operations	(2,579,821)	(1,780,968)

Other Income (Expenses)	--	8,711
Income Taxes (Note J)	--	--

Net Loss	(2,579,821)	(1,772,257)
Preferred dividend payable	28,906	--
Preferred dividend-beneficial conversion discount on convertible preferred	1,810,000	--
Net Loss Available to Common Stockholders	$(4,418,727)	$(1,772,257)

Loss per common share (basic and assuming dilution) (Note K)	$(0.05)	$(0.25)

Weighted average common shares outstanding (basic and diluted), as restated for splits	85,812,006	7,079,654

See accompanying notes to consolidated financial statements

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED April 30, 2005 and 2004

	Sparta Commercial Services LLC Membership Interest	Common Shares	Common Shares Amount	Subscription Payable- Common Shares	Subscription Payable	Preferred Shares	Preferred Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficiency)
Balance at April 30, 2003	$5,265,000	--	$165,250	$--	$--	--	$--	$--	$(86,674)	$78,576
Proceeds from capital contributions	775,000	--	775,000	--	--	--	--	--	--	775,000
Membership interests issued to consultants in exchange for services in June 2003 at $1 per unit	448,000	--	448,000	--	--	--	--	--	--	448,000
Membership interests issued in exchange for licensing fees in December 2003 at $1 per unit	330,433	--	330,433	--	--	--	--	--	--	330,433
Tomahawk Shares retained by Tomahawk stockholders in connection with merger with Sparta Commercial Services LLC in February 2004, as restated.	--	7,079,654	7,080	--	--	--	--	54,107	--	61,187
Shares deemed to be issued to Sparta members in relation to merger with Sparta Commercial Services LLC in February 2004	(6,818,433)	--	(1,718,683)	17,920,346	17,920	--	--	1,700,763	--	--
Net Loss	--	--	--	--	--	--	--	--	(1,772,257)	(1,772,257)
Balance at April 30, 2004	$--	7,079,654	$7,080	17,920,346	$17,920	--	--	$1,754,870	$(1,858,931)	$(79,061)
Shares issued to Sparta members in relation to merger with Sparta Commercial Services LLC in February 2004 (Note B)	--	17,920,346	17,920	(17,920,346)	(17,920)	--		--	--	--
Balance of shares issued to members	--	60,795,625	60,796			--		(60,796)
Preferred shares issued to subscription holders	--	--	--	--	--	18,100	1,810,000	--	--	1,810,000
Warrants issued to placement agent in January 2005	--	--	--	--	--	--	--	383,284	--	383,284
Warrants on convertible preferred shares	--	--	--	--	--	--	--	487,660	--	487,660
Beneficial conversion discount on convertible preferred shares	--	--	--	--	--	--	--	1,322,340	--	1,322,340
Warrants Issued for services Issuance Cost of Preferred shares	--	--	--	--	--	--	--	89,980	--	89,980
Shares Issued For Notes Payable	--	96,155	96	--	--	--	--	(129,000)	--	(128,904)
Shares issued to employees (vested portion)	--	113,635	113	--	--	--	--	82,291	--	82,404
Net Loss	--	--	--	--	--	--	--	--	(4,418,727)	(4,418,727)
Balance at April 30, 2005	$--	86,005,415	$86,005	--	$--	18,100	1,810,000	$3,930,629	$(6,277,658)	$(451,024)

See accompanying notes to consolidated financial statements

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended April 30,
	2005	2004
Cash flows from Operating Activities:
Net loss	$(4,418,727)	$(1,772,257)

Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued with convertible preferred shares (Note I)	487,660	--
Beneficial conversion discount on convertible preferred stock (Note I)	1,322,340	--
Depreciation and amortization (Note F)	28,740	30
		--
Cost of warrants issued	473,264	--
Shares issued to employees (vested portion)	82,500	---
Shares issued in exchange for licensing fees	--	330,433
Shares issued to consultants for services (Note I)	--	448,000
Acquisition costs (Note B)	--	61,187
Gain on sale of investments	--	(8,711)

(Increase)decrease in:
Retail installment sale contract receivable	(36,285)	--
Other current assets	(6,700)	--
Prepaid expenses and deposits	(48,967)	--
Increase(decrease) in:
Accounts payable	428,215	79,221
Increase in deferred revenue	23,100	--
Due to related party	(23,885).	80,999
Net Cash used in Operating Activities	(1,688,745)	(781,098)

Cash Flows From Investing Activities:
Net payments for property and equipment	(120,964)	(1,223)
Payments for motorcycles	(113,278)	--
(Payments for) proceeds from sale (purchase) of marketable securities	13,379	(4,668)
Net Cash used in Investing Activities	(220,863)	(5,891)

Cash Flows From Financing Activities:
Proceeds from note payable (Note G)	300,000	--
Proceeds from note payable -related party (Note G)	25,000	--
Proceeds form sale of equity interests, net	1,681,000	775,000
Net Cash Provided by Financing Activities	2,006,000	775,000

See accompanying notes to consolidated financial statements

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

	For the Years Ended April 30,
	2005		2004

Net increase (decrease) in cash and equivalents		96,392		(11,989)
Cash and equivalents at beginning of period		11,973		23,962
Cash and equivalents at end of period		$108,365		$11,973.

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$	---	$	---
Cash paid during the period for taxes	$	---	$	---

Non Cash Investing and Financing Transactions:
Shares issued in exchange for services (Note I)		$--		$448,000
Shares issued to employees (vested portion)		82,500		--
Cost of warrants issued		473,264		--
Warrants issued with convertible preferred shares		487,660
--
Shares issued in exchange for licensing fees		--		330,433
Beneficial conversion discount on convertible preferred stock		1,322,340		--
Merger with Sparta: (Note B)
Common stock retained		--		--
Liabilities assumed in excess of assets acquired		--		--
Shares issued in exchange for services(Note B)		--		61,187

See accompanying notes to consolidated financial statements

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Sparta Commercial Services, Inc., formerly known as Tomahawk Industries, Inc. (the “Company” or “Tomahawk”) was formed on May 13, 1980 under the laws of the State of Nevada. On February 27, 2004, the Company entered into an Agreement of Plan and Reorganization ("Agreement") with Sparta Commercial Services, LLC ("Sparta”), a limited liability company formed on October 1, 2001 under the laws of the State of Delaware under the name of Sparta Financial Services, LLC. .In accordance with SFAS No. 141, Sparta was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company’s capital structure. As a result of the Agreement, there was a change in control of the Company. Also, subsequently, the Company’s name was changed from Tomahawk Industries, Inc. to Sparta Commercial Services, Inc. From April 1988 until the date of the Agreement, the Company was an inactive publicly registered shell corporation with no significant assets or operations (see Note B).

The Company is in the business as an originator and indirect lender for retail installment loan and lease financing for the purchase or lease of new and used motorcycles (specifically 500cc and higher) and utility-oriented 4-stroke all terrain vehicles (ATVs). The Company was in the development stage till January 31, 2005, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sparta Commercial Services, LLC. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company originates leases on new and used motorcycles and other powersports vehicles from motorcycle dealers throughout the United States. All of the Company’s leases, which the Company enters into, are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased motorcycles, together with the initial direct costs of originating the lease, which are capitalized, appear on the balance sheet as “motorcycles under operating leases-net”. The capitalized cost of each motorcycle is depreciated over the lease term, on a straight-line, basis down to the Company’s original estimate of the projected value of the motorcycle at the end of the scheduled lease term (the “Residual”). Monthly lease payments are recognized as rental income. An acquisition fee classified as fee income on the financial statements is received and recognized in income at the inception of the lease.

The Company realizes gains and losses as the result of the termination of leases, both at and prior to their scheduled termination, and the disposition of the related motorcycle. The disposal of motorcycles, which reach scheduled termination of a lease, results in a gain or loss equal to the difference between proceeds received from the disposition of the motorcycle and its net book value. Net book value represents the residual value at scheduled lease termination. Lease terminations that occur prior to scheduled maturity as a result of the lessee’s voluntary request to purchase the vehicle have resulted in net gains, equal to the excess of the price received over the motorcycle’s net book value.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Early lease terminations also occur because of (i) a default by the lessee, (ii) the physical loss of the motorcycle, or (iii) the exercise of the lessee’s early termination. In those instances, the Company receives the proceeds from either the resale or release of the repossessed motorcycle, or the payment by the lessee’s insurer. The Company records a gain or loss for the difference between the proceeds received and the net book value of the motorcycle.

The company also provides financing for motorcycles and other powersports vehicles through the origination of retail installment sale contracts, where revenue is recognized over the term of the loan contract. Provision is made for delinquent accounts.

The Company charges fees to manufacturers and other customers related to creating a private label version of the Company’s financing program including web access, processing credit applications, consumer contracts and other related documents and processes. Fees received is amortized and booked as income over the length of the contract. At April 30, 2005 and 2004, the Company had recorded deferred revenue of $23,100 and $0, respectively.

Website Development Costs

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

Cash Equivalents

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Marketable Securities

The Company classifies its marketable securities as “available for sale” securities which may be sold in response to changes in interest rates, liquidity needs and for other purposes. Securities classified as “available for sale” are carried in the financial statement at fair value. Realized gains and losses are included in other income. Unrealized gains and losses are reported as a separate component of stockholders’ equity.

At April 30, 2005, the marketable securities balance was $0. At April 30, 2004, marketable securities consist of:

	Cost	Unrealized Gain	Fair Market Value
Equity securities	$-	$-	$-
Mutual funds	13,379	-	13,379
Total	$13,379	$-	$13,379

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Impairment of Long-Lived Assets

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

Intangible Assets

Organization costs have been expensed as incurred.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At April 30, 2005 and 2004, the Company has $0, as accumulated unrealized gain (loss) on marketable securities classified as held for sale.

Segment Information

The Company does not have separate, reportable segments under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company’s principal operating segment.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation

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

Had compensation costs for the Company’s stock options been determined based on the fair value at the grant dates for the awards, the Company’s net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note G):

	2005		2004
Net loss - as reported		$(4,418,727)	$(1,772,257)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)		82,500	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)		(247,100)	-
Net loss - Pro Forma	$	(4,583,327)	$(1,772,257)
Net loss attributable to common stockholders - Pro forma	$	(4,583,327)	$(1,772,257)
Basic (and assuming dilution) loss per share - as reported		$(0.05)	$(0.25)
Basic (and assuming dilution) loss per share - Pro forma		$(0.05)	$(0.25)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the third quarter of 2006. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2006 and thereafter.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $(6,277,658) during the period October 1, 2001 (date of inception) through April 30, 2005. The Company’s current liabilities exceeded its current assets by $ 728,207 as of April 30, 2005.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At April 30, 2005 and 2004, allowance for doubtful accounts receivables was $0.

Research and Development

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

The Company follows a policy of charging the costs of advertising to expenses incurred. During the years ended April 30, 2005 and 2004, the Company incurred advertising costs of $28,107 and $4,057, respectively.

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method).

Reclassifications

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock Warrants, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. Accordingly, the Company will implement the revised standard in the forth quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2006 and thereafter.

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

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

NOTE B - MERGER AND CORPORATE RESTRUCTURE

On February 27, 2004, the Company entered into an Agreement of Plan and Reorganization ("Agreement" or “Merger”) with Sparta Commercial Services LLC ("Sparta”). As a result of the Merger, there was a change in control of the public entity. In accordance with SFAS No. 141, Sparta was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Sparta’s capital structure.

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

Effective with the Agreement, all previously outstanding membership interests owned by the Sparta’s members were exchanged for an aggregate of 17,920,346 shares of the Company’s common stock. The value of the stock that was issued was the historical cost of the Company’s net tangible assets, which did not differ materially from their fair value.

The total consideration paid was $61,187 and the significant components of the transaction are as follows:

Common stock retained	$56,637
Assets acquired	(594)
Liabilities assumed	5,144
Cash paid	--
Total consideration paid/organization cost	$61,187

In accordance with SOP 98-5, the Company expensed $61,187 as organization costs.

NOTE C - PREPAID EXPENSE AND DEPOSITS

Prepaid expenses and deposits at April 30, 2005 and 2004 consist of the following:

	2005	2004

Security deposit to landlord	$40,800	$--
Advance lease system deposit	5,000	-
Consolidated electric deposit	3,167	-
Purchase option deposit	250,000	--
Less: valuation allowance	(250,000)	--

Total prepaid expenses and deposits	$48,967	$--

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

NOTE D - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at April 30, 2005 and 2004 consist of the following:

	2005	2004
Motorcycles and other vehicles	$113,278	$--
Less: accumulated depreciation	(13,392)	--
Motorcycles and other vehicles, net of accumulated depreciation	99,886	--
	--	--
Less: estimated reserve for residual values	--	--
Motorcycles and other vehicles under operating leases, net	$99,886	$--

At April 30, 2005, motorcycles and other vehicles are depreciated to the estimated residual values of $42,964 over the lives of their lease contracts.

The following is a schedule by years of minimum future rentals on non cancelable operating leases as of April 30, 2005:

Year ending April 30,
2006	$25,818
2007	30,700
2008	18,858
2009	2,530

Total	$77,906

NOTE E - RETAIL INSTALLMENT RECEIVABLES

Retail installment sale receivables, which are carried at cost, were $36,285 and $0 at April 30, 2005 and 2004, respectively. The following is a schedule by years of future payments related to these receivables. Future payments include amortization of cost as well as a profit margin.

Year ending April 30,
2006	$17,426
2007	17,300
2008	7,109
2009	991
42,826
Less: interest portion	(6,541)
36,285
Less: allowance for doubtful receivables	-
36,285
Less: current receivables	(14,764)
$21,521

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

NOTE F - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2005 and 2004 consist of the followings:

	2005	2004
Computer equipment , web site and furniture	$122,187	$1,223
Less: accumulated depreciation and amortization	15,378	30

Net property and equipment	$106,809	$1,193

Depreciation and amortization expense was $15,348 and $30 for the years ended April 30, 2005 and 2004, respectively.

NOTE G - NOTES PAYABLE

Notes payable at April 30, 2005 and 2004 are as follows:

	2005	2004
Notes payables; 10% interest, unsecured, originally scheduled to expire on April 30, 2005, the note holders are entitled to an “Equity Kicker” equal to 128,206 restricted shares of common stock for each $100,000 loaned, in the event of default, as penalty, the repayment after default of promissory note shall be collateralized by certain security interest as per the terms of the agreement. Notes were subsequently extended until August 31, 2005 and beyond, with interest increased to 20% in certain instances, and the Equity Kicker equal to 192,308 restricted shares of common stock for each $100,000 loaned in certain instances.
	$300,000	$--
Note payable to officer of the Company, unsecured, non-interest bearing, payable on demand (Note H)	25,000	--
	325,000	--
Less: current portion	(325,000)	--
Notes payable - long term	$--	$--

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

NOTE H - RELATED PARTY TRANSACTIONS

The Company entered in to a licensing agreement relating to the use of a proprietary operating system, with an entity controlled by the Company’s President and Chief Executive Officer. During the years ended April 30, 2005 and 2004, the Company charged to operations $150,633 and $730,433, respectively, in connection with the licensing agreement. At April 30, 2005 and 2004, the balance outstanding on account of licensing agreement payable to related party was $0. During the years ended April 30, 2005 and 2004, the Company paid $81,000 and $0, for a purchase option agreement whereby the Company has the option to purchase from a related party, portions of a certain portfolio of equipment leases for motorcycles.

The Company entered into a purchase option agreement with American Motorcycle Leasing Corp., an entity controlled by the Company’s President and a significant shareholder, on November 2, 2004 at a cost to Sparta Commercial Services of $250,000.. This agreement granted Sparta Commercial Services the right, for a two year period, to purchase portions of a certain portfolio of equipment leases that American Motorcycle Leasing Corp. owns. The portfolio is secured by a first priority security interest in favor of Citibank, N.A. or its assigns. The cost of $250,000 has been charged to operations in fiscal 2005. As of April 30, 2005, payments against this obligation of $81,000 were made. In June, 2005, an additional $20,000 was paid.

Up to November 30, 2004, the Company leased office space from an entity controlled by the Company’s President and Chief Executive Officer. From December 1, 2004, the Company has entered into a lease agreement for office premises with an unrelated party. (Note M)

In January 2005, the Company received a loan of $25,000 from an officer. This loan is non-interest bearing and is payable on demand. (Note G)

NOTE I - EQUITY INSTRUMENTS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share and $100 stated value per share, of which 35,840 shares have been designated as Series A convertible preferred stock and 340,000,000 shares of common stock with $0.001 par value per share. As of April 30, 2005 and 2004, the Company has issued and outstanding 18,100 and 0 shares of preferred stock issued and outstanding, respectively. The Company has 86,005,415 and 7,079,654 shares of common stock issued and outstanding as of April 30, 2005 and 2004, respectively.

On December 27, 2004, the Company effected a one-for-two hundred reverse stock split followed by a forward split of twenty five-for-one of its authorized and outstanding shares of common stock, $.001 par value. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.

Common Stock

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

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

In February 2004, as per agreement of Plan and Reorganization ("Agreement") with Sparta, all previously outstanding membership interests owned by the Sparta’s members were exchanged for an aggregate of 17,920,346 shares of the Company’s common stock. In September 2004, the Company issued 17,920,346 shares of common stock. The value of the stock that was issued was the historical cost of the Company’s net tangible assets, which did not differ materially from their fair value. After the authorized capital of the company was increased, the Company issued an additional 60,813,982 shares of its common stock that was due to Sparta’s former members under the merger agreement. Also, as per the Agreement, 7,079,654 shares of common stock were retained by the stockholders of the Company.

 In January, 2005, 113,635 shares of restricted stock issued to the former Chief Financial Officer, Daniel Lanjewar, were vested and issued.

In April, 2005, 96,155 shares were issued pursuant to an agreement with two individuals who provided short term note payable financing to the Company.

Preferred Stock Series A

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

In December 2004, the Company began a private placement transaction utilizing a designated registered broker-dealer as a placement agent. During the year ended April 30, 2005, the Company issued 12,250 preferred shares at a stated value of $100 per share and warrants to purchase 3,926,286 shares of common stock, exercisable for three years at $0.195 per share, for aggregate gross proceeds of $1,225,000 received from investors. In connection with the private placement, during the year ended April 30, 2005, the Company issued as compensation to the placement agent warrants to 785,257 shares of common stock, exercisable for five years at $0.172 per share. The warrants, which were valued at approximately $383,284 using the Black-Scholes option pricing model, were recognized as a cost of issuance of the Series A Preferred shares.

During the year ended April 30, 2005, the Company sold rights to acquire securities of the Company to investors for aggregate gross proceeds of $585,000. Pursuant to the terms of the rights, as the Company conducted a closing to a private placement transaction in 2004 utilizing a designated registered broker-dealer as a placement agent, on January 1, 2005, the rights have automatically converted into 5,850 preferred shares at a stated value of $100 per share and warrants to purchase 1,875,001 shares of common stock, exercisable for three years at $0.195 per share.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Preferred Stock. The Company recognized and measured an aggregate of $1,810,000, which equals to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a return to the Preferred Stock holders. Since the preferred shares were convertible at the date of issuance, the return to the preferred shareholders attributed to the beneficial conversion feature has been recognized in full at the date the Preferred Stock was issued.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

NOTE J - INCOME TAXES

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

At April 30, 2005, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $4,500,000, expiring in the year 2024, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Also, due to change in the control after reverse acquisition of Sparta Commercial Services, Inc., the Company’s past accumulated losses to be carried forward may be limited.

Components of deferred tax assets as of April 30, 2005 are as follows:

Non current:
Net operating loss carry forward	$1,530,000
Valuation allowance	(1,530,000)
Net deferred tax asset	$-

NOTE K - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

	2005	2004
Net loss available for common shareholders	$(4,418,727)	$(1.772,257)
Basic and diluted loss per share	$(0.05)	$(0.25)
Weighted average common shares outstanding-basic Diluted	85,812,006	7,079,654

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

NOTE L - STOCK OPTIONS AND WARRANTS

On April 29, 2005, the Company issued to the Chief Operating Officer non qualified stock options to purchase 875,000 shares of the company’s common stock at an exercise price of $0.605 per share. The options have a five year life.

a) The following table summarizes the stock options issued to officers and employees outstanding and the related price. These are the first options issued under the plan.

	Stock Options Outstanding			Stock Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.605	875,000	5.00	$0.605	175,000	$0.605

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2003	--	$--
Granted	--	--
Exercised	--	--
Outstanding at April 30, 2004	--	--
Granted	875,000	$0.605
Exercised	--	--
Canceled or expired	--	--
Outstanding at April 30, 2005	875,000	$0.605

The weighted fair value of the stock options granted during the years ended April 30, 2005 and 2004 and the weighted average significant assumptions used to determine fair values, using the Black Scholes option pricing model are as follows:

Significant Assumptions (weighted average):	2005	2004
Risk free interest rate at grant date:	3%	n/a
Expected stock price volatility	60%	n/a
Expected dividend payout	0	n/a
Expected option life in years	5	n/a

If the Company recognized compensation cost for the non qualified stock option plan in accordance with SFAS No. 123, the company would have incurred an additional $247,100 in expense resulting in a pro forma net loss of $(4,665,827), or $(0.05) per share.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

NOTE L - STOCK OPTIONS AND WARRANTS (CONTINUED)

b) The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.195	200,000	3.00	$0.195	100,000	$0.195
$ 0.172	785,257	5.00	$0.172	785,257	$0.172
$ 0.195	3,926,286	3.00	$0.195	3,926,286	$0.195
$ 0.195	1,875,001	3.00	$0.195	1,875,001	$0.195
$ 0.195	6,786,544	3.11	$0.194	6,686,544	$0.194

Non- Employee Stock Warrants (Continued)

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2003	--	$--
Granted	--	--
Exercised	--	--
Outstanding at April 30, 2004	--	--
Granted	6,786,544	$0.194
Exercised	--	--
Canceled or expired	--	--
Outstanding at April 30, 2005	6,786,544	$0.194

The weighted-average fair value of stock warrants granted to non-employees during the years ended April 30, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2005	2004
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3%	n/a
Expected stock price volatility	60%	n/a
Expected dividend payout	--	--
Expected option life-years (a)	3.11 yrs	n/a

(a) The expected option life is based on contractual expiration dates.

The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $473,264 and $0 for the years ended April 30, 2005 and 2004, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

NOTE M - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In October 2004, the Company entered into a lease agreement with an unrelated party for office space in New York City from December 1, 2004 through November 30, 2007. Total lease rental expense for the years ended April 30, 2005 and 2004, was $125,214 and $19,772, respectively.

Commitments for minimum rentals under non-cancelable leases at April 30, 2005 are as follows:

Year ended April 30,	Amount
2006	$116,224
2007	177,061
2008	104,973
$449,258

Employment and Consulting Agreements

The Company has employment agreements with all of its employees. In addition to salary and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

On November 1, 2004, the Company entered into an employment agreement with Richard P. Trotter, pursuant to which the Company agreed to issue 125,000 shares of common stock during the course of the agreement. The grant of shares is subject to vesting and subject to continued employment. On November 1, 2004, 25,000 shares vested and are yet to be issued, and the reminder of the shares are to vest, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period, as follows: 25,000 shares on November 1, 2005; 25,000 shares on November 1, 2006; 25,000 shares on November 1, 2007; 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009. During the year ended April 30, 2005, the Company has recorded $20,000 as expenses as per this employment agreement.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 and 2004

NOTE N - SUBSEQUENT EVENTS

In the period since April 30, 2005, the Company has received an additional $1,775,000 related to the private placement transaction. In connection with these proceeds, the Company has issued 17,775 preferred shares at a stated value of $100 per share and warrants to purchase 6,312,505 shares of common stock, exercisable for three years at $0.195 per share, and as compensation to the placement agent warrants to 1,137,822 shares of common stock, exercisable for five years at $0.172 per share. A subscription received prior to April 30,2005 for 0.05 units was subsequently rescinded.

In the period since April 30, 2005, the Company also received an additional $5,000 from a private investor with terms consistent with the private placement.

NOTE O - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through April 30, 2005, the Company incurred a loss of $6,277,658. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

New Principal Accountant

On June 9, 2004, we engaged Russell Bedford Stefanou Mirchandani LLP as our principal registered public accounting firm. Our Board of Directors approved the selection of Russell Bedford Stefanou Mirchandani LLP as our principal registered public accounting firm. We did not previously consult with Russell Bedford Stefanou Mirchandani LLP regarding any matter, including but not limited to:

•	the application of accounting principles to a specified transaction, either completed or proposed; or
•	the type of audit opinion that might be rendered on the Company's financial statements; or
•
any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), the Company’s Chairman and Chief Financial Officer, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the year ended April 30, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack of Adequate Accounting Staff

Because of the small size of our staff, the Chief Financial Officer processed virtually all of our financial activity. As such, there is an inherent lack of segregation of duties. The Company is developing procedures to address this situation which will improve the quality of future period financial reporting. With the exception of this weakness,, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

ITEM 8B. OTHER INFORMATION

In December 2004, we commenced a private placement to raise up to $3,000,000 through the sale of up to 30 units of our securities at $100,000 per unit. Each unit consists of (i) 1,000 shares of series A convertible, redeemable preferred stock and (ii) warrants to purchase 320,513 shares of common stock, exercisable for three years at $0.195 per share. The preferred stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi-annually in arrears, and is convertible into shares of common stock at the rate of one preferred share into 641 shares of common stock. The private placement is being conducted by a placement agent on a best efforts basis. The units are being offered solely to accredited investors. The units offered have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We agreed to file a registration statement, at our expense, for the resale of common stock underlying the units within 90 days of the final closing of the private placement. The placement agent is entitled to 10% of the cash proceeds from the private placement and reimbursement for expenses, and warrants to purchase such number of shares of common stock, exercisable for five years at $0.172 per share from the date of issuance, as equals 10% of the number of shares of common stock underlying the preferred stock sold. In transactions with accredited investors deemed exempt from registration pursuant to Section 4(2) of the Securities Act, from December 2004 through April 30, 2005, we sold 12.25 units for proceeds of $1,225,000, and issued 785,257 warrants to the placement agent. A subscription for 0.05 units was subsequently rescinded. Through July, 2005, we sold an aggregate of 29.95 units for proceeds of $2,995,000. We used the proceeds for working capital purposes.

In October and November 2004, pursuant to loan agreements, we issued promissory notes for the aggregate principal amount of $375,000. Pursuant to the loan agreements, the notes carried interest at the rate of 10% per year, and we agreed to grant 128,206 restricted shares of common stock to the note holders for each $100,000 loaned. The notes were to mature in April 2005. In the event of default on repayment of the promissory notes, as penalty, (i) the interest rate on the unpaid principal shall be increased to a rate of 20% per annum commencing from the date of default, (ii) the equity kicker shall be increases to a rate of 192,308 restricted shares of common stock for each $100,000 loaned, and (iii) the repayment after default of the promissory notes shall be collateralized by a subordinated security interest in the Company’s assets. The security interest shall be subordinate to the rights of any lending institution, any asset-based lending agreement, and any rights and preferences of any subscribers in the private placement of units that commenced in December 2004. Through April 30, 2005, we repaid notes with an aggregate principal amount of $75,000 and accrued interest thereon, and issued 96,155 shares of common stock to the note holders. On May 2, 2005 an additional $75,000 was repaid and 96,155 shares of common stock will be issued. In April 2005, the four note holders of the remaining principal amount of $225,000 agreed to extend the maturity date of the loans from April 30, 2005 to May 31, 2005. In consideration of the extension, the interest rate on three notes were increased to the rate of 20% per year and the shares of common stock issuable to those note holders will be based on 192,308 restricted shares of common stock for each $100,000 loaned. On or about May 25, 2005 and May 27, 2005, the four note holders further agreed to extend the maturity date of the loans, so that one note in the principal amount of $50,000 was due June 15, 2005, and the three other notes in the aggregate principal amount of $175,000 were due June 30, 2005. In June 2005, we repaid two notes with the principal amount of $75,000 and issued 96,155 shares of common stock to the note holders. An additional 48,076 shares is yet to be issued. In June 2005, a holder of a $50,000 note due June 30, 2005 agreed to extend the maturity date to August 15, 2005, and another holder of a $100,000 note due June 30, 2005 agreed to extend the maturity date to September 1, 2005.

In July, 2005, we sold to one accredited investor for the sum of $5,000, 50 shares of Series A convertible, redeemable preferred stock and warrants to purchase 16,026 shares of common stock, exercisable for three years at $0.195 per share. The preferred stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi annually in arrears, and is convertible into shares of common stock at a rate of one preferred share into 641 shares of common stock. We used the proceeds for working capital purposes.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OUR MANAGEMENT

The persons listed in the table below are our present directors and executive officers.

Name	Age	Position
Anthony L. Havens	51	Chief Executive Officer, President and Chairman
Kristian Srb	50	Director
Jeffrey Bean	51	Director
Richard P. Trotter	62	Chief Operating Officer
Michael J. Mele	52	Chief Financial Officer
Sandra L. Ahman	42	Vice President, Secretary and Director

MANAGEMENT PROFILE

ANTHONY L. HAVENS, CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN. On February 27, 2004, Mr. Havens became our Chief Executive Officer, President and Chairman of the Board. Mr. Havens has been the Managing Member and Chief Executive Officer of Sparta Commercial Services, LLC since its inception in 2001. He is involved in all aspects of Sparta's operations, including providing strategic direction, and developing sales and marketing strategies. From 1994 to 2004, Mr. Havens has been Chief Executive Officer and a director of American Motorcycle Leasing Corp. He co-founded American Motorcycle Leasing Corp. in 1994, and developed its operating platform and leasing program to include a portfolio which includes both prime and sub-prime customers. Mr. Havens has over 20 years of experience in finance and investment banking.

KRISTIAN SRB, DIRECTOR. Mr. Srb joined our Board of Directors in December 2004. Mr. Srb has been a director of American Motorcycle Leasing Corp. from 1994 to the present. Mr. Srb was President of American Motorcycle Leasing Corp. from 1994 to 1999. Since 1999, Mr. Srb has engaged in private investment activities. He has over 16 years experience in international brand development and management, including for 13 years with Escada A.G.

JEFFREY BEAN, DIRECTOR. Mr. Bean joined our Board of Directors in December 2004. Mr. Bean is the founding partner of GoMotorcycle.com.  Formed in January 1999, GoMotorcycle.com is currently engaged in the sale of motorcycle parts and accessories over the Internet.  Prior to founding GoMotorcycle.com, Mr. Bean was an institutional broker and trader at Refco, Inc. from 1985 to 1997.  From 1977 to 1985, Mr. Bean was President of Thomaston Press, Ltd., a sales printing concern. He received a B.A. degree from the University of Virginia.

RICHARD P. TROTTER, CHIEF OPERATING OFFICER. Mr. Trotter has been our Chief Operating Officer since November 2004. From 2001 to 2004, Mr. Trotter was President, Chief Credit Officer, of American Finance Company, Inc., purchasing retail automobile installment contracts from independent automobile dealers nationwide. From 1996 to 2001, he was Senior Vice President of Originations for Consumer Portfolio Services, Inc., one of the nation's leading purchasers of non-prime retail automobile installment contracts. From 1994 to 1996, he was Senior Vice President of Marketing for Consumer Portfolio Services, Inc. His experience also includes positions as Chief Operating Officer, Executive Director and President, and Chief Credit Officer for banks and financial institutions in California. Mr. Trotter has over 30 years experience in financial institutions and over 20 years experience specializing in the automobile lending, servicing, and collecting industry.

MICHAEL J. MELE, CHIEF FINANCIAL OFFICER. On April 29, 2005, we named Michael J. Mele our Chief Financial Officer. Mr. Mele brings to Sparta over twenty-eight years of experience in diversified industries, holding executive positions throughout his career. Mr. Mele served as Senior Vice President of Finance and Administration of Aon Consulting, a human resource outsourcing group, from 2002 to 2004. From 2001 to 2002, Mr. Mele served as Executive Vice President and Chief Financial Officer of Hobart West Group, a legal and staffing services firm. From 1997 to 2001, Mr. Mele served as Senior Vice President and Chief Financial Officer of ASI Solutions, Inc., a human resource consulting and training services company. Mr. Mele’s also served as Vice President of Finance and Administration of Linotype- Hell Company, a printing equipment company, from 1993 to 1997, as Vice President of Finance and Administration at Daimler-Benz’s AEG Electronics North American unit from 1991 to 1993, as Director of Business Planning and Analysis for a German petfood subsidiary of Mars, Inc. and Controller for the internal information technology division of Mars, Inc., and in various senior management capacities, including Director of Internal Audit, Marketing Manager, and Division Controller positions, at Thomas and Betts Corporation from 1979 to 1986. From 1976 to 1979, Mr. Mele was a senior accountant at Peat, Marwick. Mr. Mele was graduated from Rutgers College in 1975 with an A.B. in Economics and from Rutgers University in 1976 with a Masters of Business Administration.

SANDRA L. AHMAN, VICE PRESIDENT, SECRETARY AND DIRECTOR. On March 1, 2004, Sandra Ahman became Vice President of Operations and Secretary of Sparta, and a Director on June 1, 2004. She has been a Vice President of Sparta Commercial Services, LLC since formation. From 1994 to 2004, she was Vice President of Operations of American Motorcycle Leasing Corp. Prior to joining American Motorcycle Leasing Corp., Ms. Ahman was with Chatham Capital Partners, Ltd. Before joining Chatham in 1993, she was Manager, Human Resources for Comart and Aniforms, a sales promotion and marketing agency in New York, where she worked from 1986 to 1993. For the past 10 years, Ms. Ahman has been an active volunteer with The Children's Aid Society in New York City. She is the Chairperson of its Associates Council, a membership of 500 committed volunteers.

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

There are no family relationships among our executive officers or directors. None of the our directors or officers are directors of another reporting company. None of the directors and officers during the past five years have been: involved in a bankruptcy petition or a pending criminal proceeding; convicted in a criminal proceeding (excluding traffic and minor offenses); subject to any order, judgment, or decree, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or found by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law.

During the fiscal year that ended on April 30, 2005, the Board of Directors did not hold any formal meetings, . Other matters were undertaken by written consent by the Board of Directors.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta’s executive officers, directors, and persons who beneficially own more than ten percent of the Company’s common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta’s common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Sparta, Sparta is not aware of any material delinquencies in the filing of such reports, except as follows: on June 1, 2005, Michael J. Mele filed a Form 3 reporting his status as an officer as of April 29, 2005.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below sets forth information concerning the annual and long-term compensation during our last three fiscal years of our Chief Executive Officer and all of our other officers (“Named Executive Officers”).

Prior to February 27, 2004, management spent less than five hours per month on company matters. Accordingly, no officer or director received any compensation other than reimbursement for out-of-pocket expenses incurred on behalf of the Company, and no cash compensation, deferred compensation, employee stock options, or long-term incentive plan awards were issued or granted to our management through February 27, 2004.

		Annual Compensation						Long Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options/SARS	All Other Compensation

Anthony L. Havens (1) Chief Executive Officer, President, and Director	2005 2004	$ $	233,333 46,667	$ $	0 0	$ $	0 0	0 0	0 0	$ $	0 0
Richard P. Trotter (2) Chief Operating Officer	2005		$80,000		$0		$0	125,000(3)	875,000(4)		$0
Michael J. Mele (5) Chief Financial Officer	2005		$3,125		$0		$0	0	0		$0
Daniel J. Lanjewar (6) Former Chief Financial Officer	2005		$105,001		$0		$0	227,272(7)	0		$0
Sandra L. Ahman (8) Vice President and Secretary	2005 2004	$ $	75,000 12,500	$ $	0 0	$ $	0 0	0 0	0 0	$ $	0 0

(1)	Became an officer on February 27, 2004. His reported fiscal year 2004 compensation covers the period February 27, 2004 through April 30, 2004.
(2)	Became an officer on November 1, 2004. His reported fiscal year 2005 compensation covers the period November 1, 2004 through April 30, 2005.
(3)
Refers to restricted stock, subject to vesting, granted. Pursuant to an employment agreement, Mr. Trotter is entitled to up to 125,000 shares of common stock. The grant of shares is subject to vesting and subject to continued employment. On November 1, 2004, 25,000 shares vested. An additional 100,000 shares are subject to vesting at a future date, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period, as follows: 25,000 shares on November 1, 2005; 25,000 shares on November 1, 2006; 25,000 shares on November 1, 2007; 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009.

(4)
Refers to stock options, subject to vesting, granted. Pursuant to option agreement dated April 29, 2005, Mr. Trotter is entitled to up to 875,000 stock options, subject to vesting. The stock options are exercisable for five years from the vesting date at $0.605 per share. On April 29, 2005, stock options to purchase 175,000 shares vested, and the remaining options are to vest in equal installments over the next four anniversary date of the agreement.

(5)	Became an officer on April 29, 2005. His reported fiscal year 2005 compensation covers the period from April 29, 2005.
(6)	Became an officer on August 2, 2004, and resigned on April 29, 2005. His reported fiscal year 2005 compensation covers the period August 2, 2004 through April 29, 2005.
(7)	Refers to shares vested. Pursuant to an employment agreement, Mr. Lanjewar was entitled to up to 568,175 shares of common stock. The grant of shares was subject to vesting and subject to continued employment. On January 1, 2005, 113,635 shares vested, and the reminder of the shares were to vest in equal portions on July 1, 2005, July 1, 2006, July 1, 2007, and July 1, 2008, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period. In April 2005, Mr. Lanjewar resigned as our Chief Financial Officer, and was vested with an additional 113,637 shares of common stock.
(8)	Became an officer on March 1, 2004. Her reported fiscal year 2004 compensation covers the period March 1, 2004 through April 30, 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
INDIVIDUAL GRANTS

Name	Number of Securities Underlying Options/SARs Granted(#)		% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Sh)	Expiration Date

Richard P. Trotter	875,000	(a)	100%	$0.605	4-29-10 (b	)

(a)
Refers to stock options, subject to vesting, granted. Pursuant to option agreement dated April 29, 2005, Mr. Trotter is entitled to up to 875,000 stock options, subject to vesting. The stock options are exercisable for five years from the vesting date at $0.605 per share. On April 29, 2005, stock options to purchase 175,000 shares vested, and the remaining options are to vest in equal installments over the next four anniversary date of the agreement.

(b)	Refers to expiration date of vested options.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

	Shares Acquired on Exercise	Value Realized	Number of securities underlying unexercised Options/SARs at FY-end (#)		Value of unexercised in-the-money options/SARs at FY-end ($)(a)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard P. Trotter	--	--	175,000	600,000	$0	$0

(a)
The dollar values were calculated by determining the difference between the fair market value at fiscal year-end of the common stock underlying the options and the exercise price of the options. The last sale price of a share of Sparta’s common stock on April 29, 2005 as reported by the OTC Bulletin Board was $0.605.

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

Employment Agreement with CEO

We entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens who serves as our Chief Executive Officer. The employment is for a term of five years. The employment term is to be automatically extended for one five-year period, and additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. His base salary is at an annual rate of $280,000. He is entitled to defer a portion of his base salary each year. He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors. He is entitled to a $1,000,000 term insurance policy. He is entitled to six weeks of paid vacation per year, and health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies. If terminated, he is entitled to three months of severance for up to six months of service for each year of employment, plus full participation in all standard employee benefits during the period of severance payments. The employment agreement provides for termination for cause. If he resigns for good reason or is terminated without cause within twelve months after a change in control, he is entitled to receive an additional lump sum payment equal to the greater of the severance payment or the balance of his base salary for the remaining employment term, continued coverage under any welfare benefits plans for two years, and full vesting of any account balance under a 401(k) plan. For purposes of the employment agreement, a change in control refers to:

•	a change in voting power, due to a person becoming the beneficial owner of 50% or more of the voting power of our securities and our largest shareholder;
•
during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors, including later approved directors, ceasing to consisted a majority of the Board of Directors;

•	a merger or consolidation of our company with a third party, after which our shareholders do not own more than 50% of the voting power; or
•	a sale of all or substantially all of our assets to a third party.

If we elect not to renew the employment agreement, he shall be entitled to receive severance equal to thirty months of his base salary plus standard employment benefits. If we fail to fully perform all or any portion of our post-termination obligations, we are be obligated to pay to him an amount equal to five times the value of the unperformed obligation.

Employment Agreement with COO

We entered into an employment agreement, effective November 1, 2004, with Richard P. Trotter, to serve as our Chief Operating Officer. The term of employment is one year. The employment term is to be automatically extended for one two-year period, and an additional two-year period, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. His initial base salary is at an annual rate of $160,000. On May 1, 2005, his base salary increases to $200,000. He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors. He is entitled to a grant of 1,000,000 shares of our common stock. The grant of shares is subject to vesting and subject to continued employment. On November 1, 2004, 25,000 shares vested. An additional 100,000 shares are subject to vesting at a future date, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period, as follows: 25,000 shares on November 1, 2005, 25,000 shares on November 1, 2006; 25,000 shares on November 1, 2007; 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009. He is entitled to three weeks of paid vacation during the first year of employment, and four weeks per year thereafter. He is entitled to health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is made generally available to other employees. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies. The employment agreement provides for termination for cause. If terminated without cause, he is entitled to severance. As severance, he shall be entitled to one week's base salary as of the date of termination for the first full year of service, and thereafter, two weeks' base salary for each succeeding year of service, up to an aggregate of four months of such base salary.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

Equity compensation plans approved by securities holders	0	N/a	8,500,000

Equity compensation plans not approved by security holders	1,075,000	$0.529	N/a

Total	1,075,000	$0.529	8,500,000

In July 2004, we adopted a stock incentive compensation plan. The plan authorized the Board to grant securities, including stock options, to employees, directors and others, in the aggregate amount of 8,500,000 shares of common stock. Securities issued under the plan may be stock awards, non-qualified options, incentive stock options, or any combination of the foregoing. In general, stock options granted under the plan have a maximum duration of ten years from the date of the grant and are not transferable. The per share exercise price of any incentive stock option granted under the plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over ten percent or more of our capital stock are granted at 110% of fair market value of the underlying common stock on the date of grant and expire five years after the date of grant. No options may be granted after July 1, 2014. During the year ended April 30, 2005, no securities were granted under this plan.

On April 29, 2005, pursuant to an option agreement with Richard Trotter, our Chief Operating Officer, we issued stock options to purchase up to 875,000 shares of our common stock. Subject to vesting, the stock options are exercisable for five years from the vesting date at $0.605 per share. On April 29, 2005, stock options to purchase 175,000 shares vested, and the remaining options are to vest in equal installments over the next four anniversary date of the agreement.

In April 2005, we issued warrants to purchase 200,000 shares of our common stock to Jaffoni & Collins Incorporated pursuant to a consulting agreement for public relations services. The warrants are exercisable for three years at $0.195 per share.

COMMON STOCK OWNERSHIP

The following table sets forth information regarding the number of shares of the common stock beneficially owned as of July 11, 2005, by each person who is known by us to beneficially own 5% or more of our common stock, each of our directors and executive officers, and all of our directors and executive officers as a group. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. As of July 11, 2005, we had 86,293,879 shares of common stock issued and outstanding.

All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned. Beneficial ownership of shares of common stock that are acquirable within 60 days upon the exercise or conversion of stock options, warrants or other rights are listed separately. For each person named in the table, the calculation of percent of class gives effect to those acquirable shares.

Except as otherwise set forth below, the business address of each of the persons listed below is c/o the Company, 462 Seventh Ave, 20th Floor,, New York, NY 10018

Name	Amount and Nature Of Beneficial Ownership	Additional Shares Acquirable Within 60 days	Percent of Class (1)
Anthony L. Havens (a)(1)	32,983,262	0	38.2%
Kristian Srb (a)(2)	33,056,562	0	38.3%
Jeffrey Bean (a)	0	0	*
Richard P. Trotter (a)	25,000 (3)	175,000 (4)	*
Michael J. Mele (a)	0	0	*
Sandra L. Ahman (a)	580,865	0	*
Glenn A. Little 211 West Wall Midland, TX 79701	5,000,000	0 (5)	5.8%
Leo William Long 9109 Loiret Blvd Lenexa, KS 66215	1,241,600	11,057,695 (6)	12.6%
All Directors and Executive Officers (6 persons)	66,645,689	175,000	77.2%

*	Represents less than 1%.
(a)	Refers to an officer or director of the Company.
(1)
Mr. Havens' minor son owns 62,500 shares of common stock in a trust account. Mr. Havens is not the trustee for his son's trust account, and does not have direct voting control of such shares. Mr. Havens does not have the sole or shared power to vote or direct the vote of such shares, and, as a result, Mr. Havens disclaims beneficial ownership of such shares held in his son's trust account.

(2)	Includes 62,500 shares of common stock held by Mr. Srb's minor daughter, for which Mr. Srb may be deemed to have beneficial ownership of such shares.
(3)
Refers to vested shares. Pursuant to an employment agreement, Mr. Trotter is entitled to up to 125,000 shares of common stock. The grant of shares is subject to vesting and subject to continued employment. On November 1, 2004, 25,000 shares vested. An additional 100,000 shares are subject to vesting at a future date, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period, as follows: 25,000 shares on November 1, 2005; 25,000 shares on November 1, 2006; 25,000 shares on November 1, 2007; 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009.

(4)
Refers to vested stock options. Pursuant to option agreement, Mr. Trotter is entitled to up to 875,000 stock options to purchase shares of our common stock, subject to vesting. The stock options are exercisable for five years from the vesting date at $0.605 per share. On April 29, 2005, stock options to purchase 175,000 shares vested, and the remaining options are to vest in equal installments over the next four anniversary date of the agreement.

(5)
Does not include approximately 128,206 shares of common stock issuable in connection a $100,000 promissory note, due September 1, 2005. Does not include subscriptions for 1,000 shares of series A onvertible preferred stock, convertible into approximately 641,026 shares of common stock, and warrants to purchase 320,513 shares of common stock subscribed after July 11, 2005.

(6)
Refers to approximately 7,371,795 shares of common stock underlying 11,500 shares of series A convertible preferred stock, and warrants to purchase 3,685,000 shares of common stock. Does not include subscriptions for 5,245 shares of series A convertible preferred stock, convertible into approximately 3,362,179 shares of common stock and warrants to purchase 1,681,091 shares of common stock subscribed after July 11,2005.

CHANGES IN CONTROL

We do not have any arrangements that may result in a change in control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 27, 2004, pursuant to an Agreement and Plan of Reorganization with Sparta Commercial Services, LLC and its members, we acquired all of the membership interests of Sparta in exchange for the agreement for the issuance of such number of shares of our common stock as would represent approximately 91.75% of our outstanding shares. At February 26, 2004, we had an authorized capital of 200,000,000 shares and 56,637,228 shares issued and outstanding, and we issued the remaining balance of authorized capital of 143,362,772 shares (pre-split) to Sparta members. The remaining unissued balance of 486,511,854 shares (pre-split) due to the Sparta members were subsequently issued upon completion of an increase in our authorized capital. Pursuant to the acquisition, all of our former directors and officers resigned, and nominated Anthony Havens, the designee of Sparta, as the officer and director. Present officers of the company, Anthony Havens and Sandra Ahman, acquired their respective ownership interest in our common stock pursuant to their exchange of membership interests of Sparta. Glenn A. Little, the former principal stockholder of the company, prior to the completion of acquisition owned 40,000,000 shares, or 71%, of our then issued and outstanding shares of common stock. Sparta also entered into a consulting agreement for business and financial services with Glenn A. Little. The agreement is for a term of one year. Mr. Little received a fee of $100,000 pursuant to the consulting agreement.

We entered into a license agreement, dated as of June 1, 2002, and as amended on December 3, 2003, with American Motorcycle Leasing Corp. Under the agreement, we have a non-exclusive, perpetual right to use American Motorcycle Leasing Corp.’s proprietary operating systems related to consumer credit underwriting procedures, vehicle and vehicle lease value evaluation methods, rental stream collection and insurance tracking policies and procedures. The license fee consisted of $300,000 and 330,433 membership interests of Sparta Commercial Services, LLC, which will be exchanged for 34,256,941 shares of Tomahawk upon an increase in our authorized capital.

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

On August 2, 2004, pursuant to an employment agreement with Daniel J. Lanjewar, our former Chief Financial Officer, we agreed to issue 568,175 shares of our common stock in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act. The grant of shares was subject to vesting and subject to continued employment. On January 1, 2005, 113,635 shares vested, and the reminder of the shares were to vest in equal portions on July 1, 2005, July 1, 2006, July 1, 2007, and July 1, 2008, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period. In April 2005, Mr. Lanjewar resigned as our Chief Financial Officer, and was vested with an additional 113,637 shares of common stock.

We entered into a purchase option agreement with American Motorcycle Leasing Corp. on November 2, 2004 at a cost to Sparta Commercial Services of $250,000.. This agreement granted Sparta Commercial Services the right, for a two year period, to purchase portions of a certain portfolio of equipment leases that American Motorcycle Leasing Corp. owns. The portfolio is secured by a first priority security interest in favor of Citibank, N.A. or its assigns. The cost of $250,000 has been charged to operations in fiscal 2005. As of April 30, 2005, payments against this obligation of $81,000 were made. In June, 2005, an additional $20,000 was paid.

In January 2005, the Company received a loan of $25,000 from Kristian Srb, a director of the Company.. This loan is non-interest bearing and is payable on demand.

On April 29, 2005, pursuant to an option agreement with Richard Trotter, our Chief Operating Officer, we agreed to issue options to purchase up to 875,000 shares of our common stock. Subject to vesting, the stock options are exercisable for five years from the vesting date at $0.605 per share. Twenty percent of the options vested on April 29, 2005, and the remaining options are to vest in equal installments over the next four anniversary date of the agreement.

In June 2005, Kristian Srb, a director of the Company, purchased on various dates, an aggregate of 10,800 shares of our common stock at prices of $0.45 to $0.55 per share in the open market, as follows: on 6/13/2005, purchased 3,062 shares at $0.51 per share; on 6/13/2005, purchased 1,938 shares at $0.55 per share; on 6/14/2005, purchased 800 shares at $0.55 per share; and on 6/20/2005, purchased 5,000 shares at $0.45 per share.

ITEM 13. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 2	Agreement and Plan of Reorganization, dated as of February 27, 2004 (Incorporated by reference to Exhibit 2 of Form 10-KSB filed on August 13, 2004)
Exhibit 3(i)(1)	Articles of Incorporation of Tomahawk Oil and Minerals, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Form 10-KSB filed on August 13, 2004)
Exhibit 3(i)(2)	Certificate of Amendment of Articles of Incorporation, November 1983 (Incorporated by reference to Exhibit 3(i)(2) of Form 10-KSB filed on August 13, 2004)
Exhibit 3(i)(3)	Certificate of Amendment of Articles of Incorporation for name change, August 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on August 27, 2004)
Exhibit 3(i)(4)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on September 17, 2004)
Exhibit 3(i)(5)	Certificate of Amendment of Articles of Incorporation for decrease in authorized capital, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on December 23, 2004)
Exhibit 3(i)(6)	Certificate of Designation for Series A Redeemable Preferred Stock, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2005)
Exhibit 3(ii)(1)	By-laws (Incorporated by reference to Exhibit 3(ii)(1) of Form 10-KSB filed on August 13, 2004)
Exhibit 3(ii)(2)	By-laws Resolution (Incorporated by reference to Exhibit 3(ii)(2) of Form 10-KSB filed on August 13, 2004)
Exhibit 3(ii)(3)	Board of Directors Resolutions amending By-laws (Incorporated by reference to Exhibit 3(ii) of Form 10-QSB filed on December 15, 2004)
Exhibit 4	2005 Stock Incentive Compensation Plan (Incorporated by reference to Exhibit 4 of Form 10-KSB filed on August 13, 2004)
Exhibit 10.1	Service Agreement with American Motorcycle Leasing Corp.(Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)
Exhibit 10.2	License Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)
Exhibit 10.3	Amended License Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)
Exhibit 10.4	Form of Employment Agreement with Anthony Havens (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on August 13, 2004)
Exhibit 10.5	Employment Agreement with Danny Lanjewar (Incorporated by reference to Exhibit 10.5 of Form 10-KSB filed on August 13, 2004)
Exhibit 10.6	Consulting Agreement with Glenn Little (Incorporated by reference to Exhibit 10.6 of Form 10-KSB filed on August 13, 2004)
Exhibit 10.7	Employment Agreement with Richard Trotter (Incorporated by reference to Exhibit 10 of Form 8-K filed on October 29, 2004)
Exhibit 10.8*	Purchase Option Agreement with American Motorcycle Leasing Corp., dated November 2, 2004.
Exhibit 10.9	Lease for office facilities (Incorporated by reference to Exhibit 10 of Form 10-QSB filed on December 15, 2004)
Exhibit 10.10	Option Agreement with Richard Trotter (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 5, 2005)
Exhibit 11
Statement re: computation of per share earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.

Exhibit 21	List of Subsidiaries (Incorporated by reference to Exhibit 21 of Form 10-KSB filed on August 13, 2004)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
___
* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by our principal accountant during the years ended April 30, 2004 and 2005 were $23,769 and $39,746, respectively. Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for fiscal years ended April 30, 2004 and 2005.

Tax Fees

Fees for tax services provided by our principal accountant during the years ended April 30, 2004 and 2005 were $2,500 and $1,500, respectively. Tax services related primarily to the preparation of company tax filings with regulatory agencies.

All Other Fees

There were no other fees billed for services.

Audit Committee Procedure

The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years ended April 30, 2004 and 2005 were approved by the Board of Directors. We intend to continue using our principal registered public accounting firm, solely for audit and audit- related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions and similar transactions.

Pre-Approval Policies and Procedures

The Board of Directors approved all of the services described above, and all fees paid. The Board of Directors did not have pre-approval policies and procedures in place during our fiscal years ended April 30, 2004 and 2005. In fiscal year 2006, we intend to implement a policy whereby, we will, prior to engaging our accountants to perform a particular service, obtain an estimate for the service to be performed and begin pre-approving all services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: July 22, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:

Date: July 22, 2005	By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, and Chairman of the Board

Date: July 22, 2005	By:	/s/ Michael J. Mele
Michael J. Mele
Chief Financial Officer

Date: July 22, 2005	By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: July 22, 2005	By:	/s/ Kristian Srb
Kristian Srb
Director