Form 10QSB
period 2005-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2005-09-19
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ________ to ___________.

                         Commission file number: 0-9483

                        SPARTA COMMERCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                               95-3502207
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                 462 Seventh Ave, 20th Floor, New York, NY 10018
                    (Address of principal executive offices)

                                 (212) 239-2666
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

As of August 26, 2005, we had 86,945,003 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                        SPARTA COMMERCIAL SERVICES, INC.

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JULY 31, 2005

                                TABLE OF CONTENTS

                                                                                               Page
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)                                                     3

             Condensed Consolidated Balance Sheets as of July 31, 2005 and April 30, 2005         3

             Condensed Consolidated Statements of Operations
             for the Three Months Ended July 31, 2005 and 2004                                    4

             Condensed Consolidated Statement of Stockholders' Equity (Deficit)
             for the Three Months Ended July 31, 2005                                             5

             Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended July 31, 2005 and 2004                                    6

             Notes to Unaudited Condensed Consolidated Financial Statements                       7

Item 2.      Management's Discussion and Analysis                                                13

Item 3.      Controls and Procedures                                                             20

PART II.     OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                         21

Item 6.      Exhibits                                                                            22

Signatures                                                                                       23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SPARTA COMMERCIAL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         July 31,           April 30,
                                                                                           2005               2005
                                                                                     ---------------     ---------------
                                                                                       (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                       $       565,502     $       108,365
     Lease payments receivable, current portion                                               33,497              14,764
     Prepaid expenses                                                                        120,000                  --
     Other current assets                                                                      9,000               6,700
                                                                                     ---------------     ---------------

Total current assets                                                                         727,999             129,829

Motorcycles and other vehicles under operating leases, net of
     accumulated depreciation of $16,888 and $13,392, respectively                           157,504              99,886

Property and equipment, net of accumulated depreciation and
     amortization of $24,115 and $15,378, respectively                                       115,654             106,809

Lease payments receivable, net of current portion                                             51,182              21,521
Deposits                                                                                     148,967              48,967
                                                                                     ---------------     ---------------

Total assets                                                                         $     1,201,306     $       407,012
                                                                                     ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                                           $       598,583     $       509,936
     Notes payable                                                                           150,000             300,000
     Cash overdraft                                                                            6,748                  --
     Deferred revenue                                                                         28,215              23,100
     Due to related party                                                                     25,000              25,000
                                                                                     ---------------     ---------------

Total current liabilities                                                                    808,546             858,036
                                                                                     ---------------     ---------------

Stockholders' equity (deficit):
     Preferred stock, $0.001 par value; 10,000,000 shares authorized of which
       35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 35,850 and 18,100
         shares issued and outstanding, respectively                                       3,585,000           1,810,000
     Common stock, $0.001 par value; 340,000,000 shares
         authorized, 86,293,879 and 86,005,415 shares issued

         and outstanding, respectively                                                        86,294              86,005
     Additional paid-in capital                                                            6,047,791           3,930,629
     Accumulated deficit                                                                  (9,326,325)         (6,277,658)
                                                                                     ---------------     ---------------

Total stockholders' equity (deficit)                                                         392,760            (451,024)
                                                                                     ---------------     ---------------

Total liabilities and stockholders' equity (deficit)                                 $     1,201,306     $       407,012
                                                                                     ===============     ===============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        SPARTA COMMERCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004
                                   (UNAUDITED)

                                                            2005                 2004
                                                      ----------------     ----------------
Revenue                                               $         17,326     $             --
                                                      ----------------     ----------------

Operating expenses:
General and administrative                                     586,732              413,417
Depreciation and amortization                                   12,233                   28
                                                      ----------------     ----------------

Total operating expenses                                       598,965              413,445

Loss from operations                                          (581,639)            (413,445)

Other expense:
Interest expense and financing cost                           (657,253)                  --
Loss on sale of asset                                           (6,500)                  --
                                                      ----------------     ----------------

Net loss                                                    (1,245,392)            (413,445)

Preferred dividend                                           1,803,275                   --
                                                      ----------------     ----------------

Net loss attributed to common stockholders            $     (3,048,667)    $       (413,445)
                                                      ================     ================

Basic and diluted loss per share                      $           (0.1)    $          (0.06)
                                                      ================     ================

Basic and diluted loss per share attributed to
common stockholders                                   $          (0.04)    $          (0.06)
                                                      ================     ================

Weighted average shares outstanding                         86,071,260            7,079,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        SPARTA COMMERCIAL SERVICES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED JULY 31, 2005
                                   (UNAUDITED)

                                                                                       Additional
                                 Preferred Stock                Common Stock             Paid in       Accumulated
                              Shares         Amount         Shares        Amount         Capital         Deficit          Total
                           -------------------------------------------------------------------------------------------------------
Balance, April 30, 2005         18,100    $ 1,810,000     86,005,415    $    86,005    $ 3,930,629     $(6,277,658)    $  (451,024)

Preferred shares sold
  for cash                      17,750      1,775,000             --             --             --              --       1,775,000

Cost of preferred sales             --             --             --             --       (182,484)             --        (182,484)

Warrants issued for
  services                          --             --             --             --        406,665              --         406,665

Shares issued for
  financing cost                    --             --        288,464            289        117,981              --         118,270

Beneficial conversion
  feature and warrants
  deemed preferred
  dividend                          --             --             --             --      1,775,000      (1,775,000)             --

Accrued preferred
  dividend                          --             --             --             --             --         (28,275)        (28,275)

Net loss                            --             --             --             --             --      (1,245,392)     (1,245,392)

                           -------------------------------------------------------------------------------------------------------

Balance, July 31, 2005          35,850    $ 3,585,000     86,293,879    $    86,294    $ 6,047,791     $(9,326,325)    $   392,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        SPARTA COMMERCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004
                                   (UNAUDITED)

                                                          2005                 2004
                                                     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $    (1,245,392)    $      (413,445)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                             12,233                  28
    Amortization of deferred revenue                          (3,300)                 --
    Stock based finance cost                                 524,935                  --
    Loss on sale of assets                                     6,500                  --
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Lease payments receivable                                 (5,022)                 --
    Prepaid expenses                                        (120,000)                 --
    Other current assets                                      (2,300)             (3,000)
    Deposits                                                (100,000)                 --
  Increase (decrease) in:
    Accounts payable and accrued expenses                     60,371              61,698
    Deferred revenue                                           8,415                  --
                                                     ---------------     ---------------

Net cash used in operating activities                       (863,560)           (354,719)
                                                     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of asset                                   25,000                  --
Cost of asset sold                                           (31,500)                 --
Payments for motorcycles and other vehicles                  (61,114)            (59,741)
Investment in leases                                         (43,372)                 --
Purchases of property and equipment                          (17,582)             (2,445)
Purchase of marketable securities                                 --              (6,988)
                                                     ---------------     ---------------

Net cash used by investing activities                       (128,568)            (69,174)
                                                     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock, net                 1,592,517             535,000
Repayment of affiliate advances                                   --             (23,885)
Payments on notes                                           (150,000)                 --
Cash overdraft                                                 6,748                  --
                                                     ---------------     ---------------

Net cash provided by financing activities                  1,449,265             511,115
                                                     ---------------     ---------------

Net increase in cash                                         457,137              87,222

Cash and cash equivalents, beginning of year         $       108,365     $        11,973
                                                     ---------------     ---------------

Cash and cash equivalents, end of year               $       565,502     $        99,195
                                                     ===============     ===============

Cash paid for:
  Interest                                           $         8,918     $            --
  Income taxes                                                    --                  --

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation
---------------------

The accompanying unaudited financial statements as of July 31, 2005 and for the three month periods ended July 31, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2005 as disclosed in the Company's 10-KSB for that year as filed with the Commission.

The results of the three months ended July 31, 2005 are not necessarily indicative of the results to be expected for the full year ending April 30, 2006.

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

Revenue Recognition
-------------------

The company originates leases on new and used motorcycles and other powersports vehicles from motorcycle dealers throughout the United States. The Company's leases are accounted for as either operating leases or direct financing leases. At the inception of operating leases, no lease revenue is recognized and the leased motorcycles, together with the initial direct costs of originating the lease, which are capitalized, appear on the balance sheet as "motorcycles under operating leases-net". The capitalized cost of each motorcycle is depreciated over the lease term, on a straight-line, basis down to the Company's original estimate of the projected value of the motorcycle at the end of the scheduled lease term (the "Residual"). Monthly lease payments are recognized as rental income. An acquisition fee classified as fee income on the financial statements is received and recognized in income at the inception of the lease. Direct financing leases are recorded at the gross amount of the lease receivable, and unearned income at lease inception is amortized over the lease term.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

The Company charges fees to manufacturers and other customers related to creating a private label version of the Company's financing program including web access, processing credit applications, consumer contracts and other related documents and processes. Fees received are amortized and booked as income over the length of the contract. At July 31, 2005, the Company had recorded deferred revenue related to these contracts of $19,800.

Net Loss Per Share
------------------

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Per share basic and diluted net loss attributable to common stockholders amounted to $0.04 and $0.06 for the three months ended July 31, 2005 and 2004, respectively. For the three months ended July 31, 2005 and 2004, 37,468,324 and 3,510,274 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Reclassifications
-----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation
------------------------

In December 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock Warrants is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports from January 1, 2003. The Company has no awards of stock-based employee compensation during the quarter ended July 31, 2005.

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

NOTE B - RELATED PARTY TRANSACTIONS

The Company entered into a purchase option agreement with American Motorcycle Leasing Corp., an entity controlled by the Company's President and a significant shareholder, on November 2, 2004 at a cost to Sparta Commercial Services of $250,000. This agreement granted Sparta Commercial Services the right, for a two year period, to purchase portions of a certain portfolio of equipment leases that American Motorcycle Leasing Corp. owns. The portfolio is secured by a first priority security interest in favor of Citibank, N.A. or its assigns. The cost of $250,000 has been charged to operations in fiscal 2005. Through July 31, 2005, payments against this obligation of $94,500 were made.

In January 2005, the Company received a loan of $25,000 from an officer. This loan is non-interest bearing and is payable on demand.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)

NOTE C - STOCKHOLDERS' EQUITY

On December 27, 2004, the Company effected a one-for-two hundred reverse stock split followed by a forward split of twenty five-for-one of its authorized and outstanding shares of common stock, $.001 par value. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the stock splits.

Common Stock
------------

During the three months ended July 31, 2005, the Company issued 288,464 shares of common stock, valued at $118,270, as additional costs related to loans received by the Company. This amount has been charged to financing cost during the quarter.

The Company will issue 176,281 shares of common stock as additional costs related to loans received by the Company. These costs have been accrued in the financial statements at a value of $125,000 as of July 31, 2005.

The Company will issue 250,000 shares of common stock as payment of consulting fees. These fees have been accrued in the financial statements at a value of $85,000 as of July 31, 2005.

Preferred Stock Series A
------------------------

During the three months ended July 31, 2005, the Company issued 17,750 preferred shares at a stated value of $100 per share and warrants to purchase 5,689,108 shares of common stock, exercisable for three years at $0.195 per share, for aggregate gross proceeds of $1,775,000 received from investors. In connection with the private placement, during the three months ended July 31, 2005, the Company issued as compensation to the placement agent warrants to purchase 1,137,822 shares of common stock, exercisable for five years at $0.172 per share. The warrants, which were valued at $406,665 using the Black-Scholes option pricing model, were recognized as an expense during the quarter.

In accordance with EITF 00-27, a portion of the proceeds were allocated to the class `C' warrants based on their relative fair value, which totaled $931,800 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $843,200 to the series `A' preferred shares based upon the difference between the conversion price of those shares and the closing price of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 188%, (3) weighted average risk-free interest rate of 3.65%, and (4) expected life of 2 years as the conversion feature and warrants are immediately exercisable. Both the fair value of the class `C' warrants and the beneficial conversion feature were recorded as a dividend and are included in the accompanying financial statements.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)

NOTE C - STOCKHOLDERS' EQUITY (continued)

During the three months ended July 31, 2004, the Company sold rights to acquire securities of the Company to investors for aggregate gross proceeds of $585,000. Pursuant to the terms of the rights, as the Company conducted a closing to a private placement transaction in 2004 utilizing a designated registered broker-dealer as a placement agent, on January 1, 2005, the rights have automatically converted into 5,850 preferred shares at a stated value of $100 per share and warrants to purchase 1,875,001 shares of common stock, exercisable for three years at $0.195 per share.

NOTE D - NOTES PAYABLE

Notes payable at July 31, 2005 and April 30, 2005 are as follows:

                                                                                          July 31,          April 30,
                                                                                            2005              2005
                                                                                        ------------      ------------
Notes payables; 10% interest, unsecured, originally scheduled to expire on
April 30, 2005, the note holders are entitled to an "Equity Kicker" equal to
128,206 restricted shares of common stock for each $100,000 loaned, in the event of default, as penalty, the repayment after default of promissory note shall be collateralized by certain security interest as per the terms of the agreement
In April 2005, notes were extended until August 31, 2005 and beyond, with interest increased to 20% in certain instances, and the Equity Kicker equal to
192,308 restricted shares of common stock for each $100,000 loaned in certain
instances                                                                               $    150,000      $    300,000

Note payable to officer of the Company, unsecured, non-interest bearing,
payable on demand (Note B)                                                                    25,000            25,000
                                                                                        ------------      ------------
                                                                                             175,000           325,000
Less: current portion                                                                       (175,000)         (325,000
                                                                                        ------------      ------------
Notes payable - long term                                                               $         --      $         --
                                                                                        ------------      ------------

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)

NOTE E - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements the Company has realized minimal revenue from operations and has incurred significant operating losses since inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company's liquidity, the Company's management is actively pursing additional financing through discussions with investment bankers, financial institutions and private investors. This financing may be in the form of debt, convertible debt, or equity. There can be no assurance the Company will be successful in its effort to secure additional financing.

NOTE F - NON-CASH FINANCIAL INFORMATION

During the three months ended July 31, 2005, the Company:

      o Recorded a dividend on preferred stock of $1,775,000 related to the fair value of the class `C' warrants issued with preferred stock and the related beneficial conversion feature.
      o Incurred costs of $182,483 related to the sale of preferred stock. These costs were deducted from the proceeds.
      o Issued 288,464 shares of common stock, valued at $118,270, as additional costs related to loans received by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

GENERAL

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended April 30, 2005 as disclosed in our annual report on Form 10-KSB for that year as filed with the SEC.

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

The year ended April 30, 2005 was a period of development, as we continued to develop our products and market them to dealers and manufacturers. To date, we have generated limited sales revenues, have incurred expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. The period from inception through April 30, 2005 was a developmental stage period for us, setting up credit procedures, setting our arrangements with vehicle distributors, obtaining personnel, seeking financing to support our developmental efforts, and seeking credit facilities. In fiscal year 2005, we began to obtain regulatory approval in several states, where required, prior to commencing active operations. We are actively signing up dealers to participate in our financing programs, including our private label financing programs. We have signed up four manufacturers to our private label programs, and are in negotiations with other manufacturers who have indicated an interest in a private label program. Presently, we do not have sufficient operating capital to fulfill our planned business operations for the next twelve months for a credit line reserve and for our general operating expenses. We estimate that we will need approximately $1,500,000 in additional funds to fully implement our business plan during the next twelve months. Although the Company obtained a senior credit facility near the end of the quarter, which allowed us to commence our initial active operations, we will need to obtain additional credit facilities to fully implement our business plan. We need the additional credit facilities so that we have the funding sources to originate leases and finance contracts across all credit profiles. Our current credit facility only allows for origination across three out of five credit profiles. We are presently in discussions with several institutions about obtaining additional credit facilities, however, our lack of working capital could negatively impact our ability to secure these facilities.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2005 TO THE THREE MONTHS ENDED JULY 31, 2004

For the three months ended July 31, 2005, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will begin to earn increasing revenues from operations in the current fiscal year. We had no sales revenue during the three months ended July 31, 2004.

Revenues
--------

Revenues totaled $17,326 during the three months ended July 31, 2005 with no revenue during the three months ended July 31, 2004. Current period revenue was comprised primarily of $10,376 in lease revenue, $3,275 in dealer fees, and $3,300 in private label fees.

Costs and Expenses
------------------

General and administrative expenses were $586,732 during the three months ended July 31, 2005, compared to $413,417 during the three months ended July 31, 2004, an increase of $173,315, or 42%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $252,086; Accounting, audit and professional fees, $59,141; Consulting fees, $146,058; Rent, $27,957; and Travel and entertainment, $17,425. Expenses incurred during the comparative three month period consisted primarily of the following expenses: Compensation and related costs, $141,749; Accounting, audit and professional fees, $32,854; Consulting fees, $39,325; and License fees, $150,633.

In connection with its private placement transactions, the Company has expensed non-cash costs of $406,665 during the three months ended July 31, 2005 related to warrants granted to the private placement agent, with no related expense during the comparative period. The Company also incurred a non-cash charge of $243,270 during the three months ended July 31, 2005 related to shares of common stock issued or to be issued in connection with debt financing. There was no comparable expense during the three months ended July 31, 2004.

Net Loss
--------

We incurred a net loss before preferred dividends of $1,245,392 for our three month ended July 31, 2005 as compared to $413,445 for the corresponding interim period in 2004. The $831,947 or 201% increase in our net loss before preferred dividends for our three month interim period ended July 31, 2005 was attributable primarily to a $173,315 increase in general and administrative expense and an increase of $649,935 in non-cash financing costs.

We also incurred preferred dividend expense of $1,803,275 for our three month period ended July 31, 2005 with no comparable expense for the corresponding interim period in 2004. The increase in preferred dividend expense was attributable to the sale of convertible preferred stock that commenced in December, 2004 and concluded in July 2005. In addition to dividends payable on the outstanding preferred stock, preferred dividend expense includes an aggregate charge of $1,775,000 related to warrants issued with the convertible preferred stock and a beneficial conversion feature associated with the preferred stock.

Our net loss attributable to common stockholders increased to $3,048,667 for our three month period ended July 31, 2005 as compared to $413,445 for the corresponding period in 2004. The $2,635,222 increase in net loss attributable to common stockholders for our three month period ended July 31, 2005 was due to the $831,947 increase in our net loss before preferred dividends, increased by the aforesaid $1,803,275 increase in preferred dividend expense.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2005, the Company had a working capital deficit of $80,547. The Company generated a deficit in cash flow from operations of $863,560 for the three months ended July 31, 2005. This deficit is primarily attributable to the Company's net loss from operations of $1,245,392, partially offset by depreciation and amortization of $12,233 and the fair value attributed to stock and warrants issued of $524,935, and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses increased by $60,371, and prepaid expenses and deposits increased by $220,000.

Cash flows used in investing activities for the three months ended July 31, 2005 was $128,568, primarily due to the purchase of property and equipment of $17,582, payments for motorcycles of $61,114 and investments in leases of $43,372.

The Company met its cash requirements during the period through net proceeds from the issuance of equity of $1,592,517, partially offset by payments on bridge loans of $150,000. Additionally, the Company has received limited revenues from leasing and financing motorcycles and other vehicles, its recently launched private label programs and from dealer sign-up fees.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing, which may take the form of debt, convertible debt or equity, in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

We estimate that we will need approximately $1,500,000 in additional funds to fully implement our business plan during the next twelve months for a credit line reserve and for our general operating expenses. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our April 30, 2005 and 2004 financial statements included in the Company's Annual Report states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

PLAN OF OPERATIONS

Addressing the Going Concern Issues
-----------------------------------

In order to improve the Company's liquidity, the Company's management is actively pursing additional financing through discussions with investment bankers, financial institutions and private investors. There can be no assurance the Company will be successful in its effort to secure additional financing.

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

The primary issues management will focus on in the immediate future to address this matter include:

      o     seeking additional credit lines from institutional lenders;
      o seeking institutional investors for debt or equity investments in our company; and
      o initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis.

To address these issues, we are negotiating the potential sale of securities with investment banking companies to assist us in raising capital. We are also presently in discussions with several institutions about obtaining additional credit facilities.

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

Number of Employees
-------------------

From our inception through the period ended April 30, 2005, we have relied on the services of outside consultants for services and currently have nine employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Revenue Recognition
-------------------

We originate leases on new and used motorcycles and other powersports vehicles from motorcycle dealers throughout the United States. Our leases are accounted for as either operating leases or direct financing leases. At the inception of operating leases, no lease revenue is recognized and the leased motorcycles, together with the initial direct costs of originating the lease, which are capitalized, appear on the balance sheet as "motorcycles under operating leases-net". The capitalized cost of each motorcycle is depreciated over the lease term, on a straight-line basis, down to the original estimate of the projected value of the motorcycle at the end of the scheduled lease term (the "Residual"). Monthly lease payments are recognized as rental income. An acquisition fee classified as fee income on the financial statements is received and recognized in income at the inception of the lease. Direct financing leases are recorded at the gross amount of the lease receivable, and unearned income at lease inception is amortized over the lease term.

We realize gains and losses as the result of the termination of leases, both at and prior to their scheduled termination, and the disposition of the related motorcycle. The disposal of motorcycles, which reach scheduled termination of a lease, results in a gain or loss equal to the difference between proceeds received from the disposition of the motorcycle and its net book value. Net book value represents the residual value at scheduled lease termination. Lease terminations that occur prior to scheduled maturity as a result of the lessee's voluntary request to purchase the vehicle have resulted in net gains, equal to the excess of the price received over the motorcycle's net book value.

Early lease terminations also occur because of (i) a default by the lessee, (ii) the physical loss of the motorcycle, or (iii) the exercise of the lessee's early termination. In those instances, the Company receives the proceeds from either the resale or release of the repossessed motorcycle, or the payment by the lessee's insurer. We record a gain or loss for the difference between the proceeds received and the net book value of the motorcycle.

We charge fees to manufacturers and other customers related to creating a private label version of our financing program including web access, processing credit applications, consumer contracts and other related documents and processes. Fees received are amortized and booked as income over the length of the contract.

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

Website Development Costs
-------------------------

We have incurred costs to develop a proprietary web-based private label financing program for processing including web access, processing credit applications, consumer contracts and other related documents and processes. The Company has elected to recognize the costs of developing its website and related intellectual property the website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs."" As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses.

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

Continued Control of Current Officers and Directors

The present officers and directors own approximately 67% of the outstanding shares of common stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of Sparta, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

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

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, who is also presently serving as our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the year ended April 30, 2005, we sold promissory notes with rights to acquire common stock to accredited investors in transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act. During the quarter ended July 31, 2005, we issued 288,464 shares of common stock pursuant to certain provisions of the notes. We are also committed to issue an additional 176,281 shares of common stock related to these notes, and we expect to issue these shares during the second quarter. Additionally, during August 2005, we agreed to issue an aggregate of 651,124 shares of common stock to repay $150,000 of principal amount of notes and $12,781 of related accrued interest.

In July 2005, we completed a private placement to raise up to $3,000,000 through the sale of up to 30 units of our securities at $100,000 per unit. Each unit consisted of (i) 1,000 shares of series A convertible, redeemable preferred stock and (ii) warrants to purchase 320,513 shares of common stock, exercisable for three years at $0.195 per share. The preferred stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi-annually in arrears, and is convertible into shares of common stock at the rate of one preferred share into 641 shares of common stock. The private placement was conducted by a placement agent on a best efforts basis. The units were offered solely to accredited investors. We agreed to file a registration statement, at our expense, for the resale of common stock underlying the units within 90 days of the final closing of the private placement. In transactions with accredited investors deemed exempt from registration pursuant to Section 4(2) of the Securities Act, from December 2004 through April 30, 2005, we sold 12.25 units, with a subscription for 0.05 units subsequently rescinded, and, from May 2005 to July 2005, we sold an additional 17.75 units, for gross proceeds of $2,995,000. The placement agent received 10% of the cash proceeds from the private placement and reimbursement for expenses, and warrants to purchase 1,923,079 shares of common stock, exercisable for five years at $0.172 per share from the date of issuance. We used the net proceeds for working capital purposes.

In July 2005, we sold one accredited investor in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act, for the sum of $5,000, 50 shares of Series A convertible, redeemable preferred stock and warrants to purchase 6,026 shares of common stock, exercisable for three years at $.0195 per share. The preferred stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi annually in arrears, and is convertible into shares of common stock at a rate of one preferred share into 641 shares of common stock. We used the proceeds for working capital purchases.

In July 2005, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we entered into an agreement with an individual for business consulting services for a term of one year pursuant to which we agreed to issue 250,000 shares of common stock as compensation.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit
--------------    ----------------------

Exhibit 10.1 Form of Employment Agreement with Anthony Havens (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on August 13, 2004)

Exhibit 10.2 Employment Agreement with Danny Lanjewar (Incorporated by reference to Exhibit 10.5 of Form 10-KSB filed on August 13,
                  2004)

Exhibit 10.3 Consulting Agreement with Glenn Little (Incorporated by reference to Exhibit 10.6 of Form 10-KSB filed on August 13,
                  2004)

Exhibit 10.4 Employment Agreement with Richard Trotter (Incorporated by reference to Exhibit 10 of Form 8-K filed on October 29, 2004)

Exhibit 10.5 Option Agreement with Richard Trotter (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 5, 2005)

Exhibit 10.6 Master Loan and Security Agreement - Motor Vehicles (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 28, 2005)

Exhibit 10.7 Master Loan and Security Agreement - Installment Sale Contract (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 28, 2005)

Exhibit 11 Statement re: computation of per share earnings is hereby incorporated by reference to "Financial Statements" of Part I
                  - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.

Exhibit 31.1* Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1* Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

----------
* Filed herewith.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPARTA COMMERCIAL SERVICES, INC.

Date: September 16, 2005                By: /s/ Anthony L. Havens
                                            ---------------------
                                            Anthony L. Havens
                                            Chief Executive Officer and
                                            Principal Financial Officer