Form 10QSB
period 2005-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2005-12-19
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ________ to ___________.

                         Commission file number: 0-9483

                        SPARTA COMMERCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)


           NEVADA                                               30-0298178
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

As of October 31, 2005, we had 87,834,921 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X]

                        SPARTA COMMERCIAL SERVICES, INC.

                                   FORM 10-QSB
                     FOR THE QUARTER ENDED OCTOBER 31, 2005

                                TABLE OF CONTENTS
                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                     3

         Condensed Consolidated Balance Sheets as of October 31, 2005
         and April 30, 2005                                                   3

         Condensed Consolidated Statements of Operations
         for the Three and Six Months Ended October 31, 2005 and 2004         4

         Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended October 31, 2005 and 2004                   5

         Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2.  Management's Discussion and Analysis of Financial Condition,
         Results of Operations and Plan of Operation                         12

Item 3.  Controls and Procedures                                             20

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 6.  Exhibits                                                            22

Signatures                                                                   23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SPARTA COMMERCIAL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     October 31,      April 30,
                                                                        2005            2005
                                                                    ------------    ------------
                                                                     (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                       $     19,740    $    108,365
    Lease payments receivable, current portion                            80,486          14,764
    Prepaid expenses                                                      90,000            --
    Other current assets                                                   6,034           6,700
                                                                    ------------    ------------

Total current assets                                                     196,260         129,829

Motorcycles and other vehicles under operating leases, net of
    accumulated depreciation of $28,364 and $13,392, respectively        259,112          99,886

Property and equipment, net of accumulated depreciation and
    amortization of $33,665 and $15,378, respectively                    119,631         106,809

Lease payments receivable, net of current portion                        205,027          21,521
Deposits                                                                 155,479          48,967
                                                                    ------------    ------------

Total assets                                                        $    935,509    $    407,012
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued expenses                           $  1,224,019    $    509,936
    Notes payable                                                         17,605         300,000
    Deferred revenue                                                      78,548          23,100
    Due to related party                                                  25,000          25,000
                                                                    ------------    ------------

Total current liabilities                                              1,345,172         858,036

Notes payable, long term portion                                          86,686            --
                                                                    ------------    ------------

Total liabilities                                                      1,431,858         858,036
                                                                    ------------    ------------

Stockholders' equity (deficit):
    Preferred stock, $0.001 par value; 10,000,000 shares
      authorized of which 35,850 shares have been designated
      as Series A convertible preferred stock, with a stated
      value of $100 per share, 35,850 and 18,100 shares
      issued and outstanding, respectively                             3,585,000       1,810,000
    Common stock, $0.001 par value; 340,000,000 shares
      authorized, 87,834,921 and 86,005,415 shares issued
      and outstanding, respectively                                       87,835          86,005
    Common stock subscribed                                              180,000            --
    Additional paid-in capital                                         7,216,915       3,930,629
    Deferred compensation                                               (355,500)           --
    Accumulated deficit                                              (11,210,599)     (6,277,658)
                                                                    ------------    ------------

Total stockholders' equity (deficit)                                    (496,349)       (451,024)
                                                                    ------------    ------------

Total liabilities and stockholders' equity (deficit)                $    935,509    $    407,012
                                                                    ============    ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        SPARTA COMMERCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004
                                   (UNAUDITED)

                                                       For The Three Months           For The Six Months
                                                         ended October 31,             ended October 31,
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------

Revenue                                          $     30,295    $     21,464    $     47,621    $     21,464
                                                 ------------    ------------    ------------    ------------

Operating expenses:
    General and administrative                        910,737         371,203       1,497,469         784,620
    Depreciation and amortization                      23,654           7,631          35,887           7,659
                                                 ------------    ------------    ------------    ------------

Total operating expenses                              934,391         378,834       1,533,356         792,279

Loss from operations                                 (904,096)       (357,370)     (1,485,735)       (770,815)

Other expense:
    Interest expense and financing cost, net         (925,961)           --        (1,583,214)           --
    Loss on sale of asset                                --              --            (6,500)           --
                                                 ------------    ------------    ------------    ------------

Net loss                                           (1,830,057)       (357,370)     (3,075,449)       (770,815)

Preferred dividend                                     54,217            --         1,857,492            --
                                                 ------------    ------------    ------------    ------------

Net loss attributed to common stockholders       $ (1,884,274)   $   (357,370)   $ (4,932,941)   $   (770,815)
                                                 ============    ============    ============    ============

Basic and diluted loss per share                 $      (0.02)   $      (0.02)   $      (0.04)   $      (0.04)
                                                 ============    ============    ============    ============

Basic and diluted loss per share attributed to
    common stockholders                          $      (0.02)   $      (0.02)   $      (0.06)   $      (0.04)
                                                 ============    ============    ============    ============

Weighted average shares outstanding                87,040,454      20,000,000      86,555,857      20,000,000

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        SPARTA COMMERCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004
                                   (UNAUDITED)

                                                       2005           2004
                                                   -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(3,075,449)   $  (770,815)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                       35,887          7,659
    Amortization of deferred revenue                    (6,600)          --
    Amortization of deferred compensation              118,500           --
    Stock issued for services                           85,228           --
    Stock based finance cost                           973,607           --
    Loss on sale of assets                               6,500           --
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Lease payments receivable                          (41,167)       (63,500)
    Prepaid expenses                                   (90,000)          --
    Other current assets                                   666        (10,695)
    Deposits                                          (106,512)          --
  Increase (decrease) in:
    Accounts payable and accrued expenses              644,371        250,342
    Deferred revenue                                    62,048         86,033
                                                   -----------    -----------

Net cash used in operating activities               (1,392,921)      (500,976)
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of asset                             25,000           --
Cost of asset sold                                     (31,500)          --
Payments for motorcycles and other vehicles           (176,826)       (81,696)
Investment in leases                                  (208,061)          --
Purchases of property and equipment                    (31,109)       (45,894)
Net proceeds from marketable securities                   --           13,379
                                                   -----------    -----------

Net cash used by investing activities                 (422,496)      (114,211)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock, net           1,592,517        585,000
Repayment of affiliate advances                           --          (23,885)
Proceeds from notes                                    104,340         75,000
Payments on notes                                     (150,049)          --
Common stock subscription                              180,000           --
Payments for fractional shares                             (16)          --
                                                   -----------    -----------

Net cash provided by financing activities            1,726,792        636,115
                                                   -----------    -----------

Net (decrease) increase in cash                        (88,625)        20,928

Cash and cash equivalents, beginning of year       $   108,365         11,973
                                                   -----------    -----------

Cash and cash equivalents, end of year             $    19,740    $    32,901
                                                   ===========    ===========

Cash paid for:
  Interest                                         $    10,424    $      --
  Income taxes                                            --             --

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of October 31, 2005 and for the six month periods ended October 31, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2005 as disclosed in the Company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the six months ended October 31, 2005 are not necessarily indicative of the results to be expected for the full year ending April 30, 2006.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sparta Commercial Services, LLC. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company originates leases on new and used motorcycles and other powersports vehicles from motorcycle dealers throughout the United States. The Company's leases are accounted for as either operating leases or direct financing leases. At the inception of operating leases, no lease revenue is recognized and the leased motorcycles, together with the initial direct costs of originating the lease, which are capitalized, appear on the balance sheet as "motorcycles under operating leases-net" The capitalized cost of each motorcycle is depreciated over the lease term, on a straight-line basis, down to the Company's original estimate of the projected value of the motorcycle at the end of the scheduled lease term (the "Residual"). Monthly lease payments are recognized as rental income. Direct financing leases are recorded at the gross amount of the lease receivable, and unearned income at lease inception is amortized over the lease term.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

The Company charges fees to manufacturers and other customers related to creating a private label version of the Company's financing program including web access, processing credit applications, consumer contracts and other related documents and processes. Fees received are amortized and booked as income over the length of the contract. At October 31, 2005, the Company had recorded deferred revenue related to these contracts of $16,500.

Net Loss Per Share

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.02 and $0.02 for the three months ended October 31, 2005 and 2004, respectively, and $0.06 and $0.04 for the six months ended October 31, 2005 and 2004, respectively. For the six months ended October 31, 2005, 37,468,324 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There were no potentially dilutive securities at October 31, 2004.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation

In December 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock Warrants is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports from January 1, 2003. The Company had no awards of stock-based employee compensation during the six month periods ended October 31, 2005 or 2004.

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

NOTE B - RELATED PARTY TRANSACTIONS

The Company entered into a purchase option agreement with American Motorcycle Leasing Corp., an entity controlled by the Company's President and a significant shareholder, on November 2, 2004 at a cost to Sparta Commercial Services of $250,000. This agreement granted the Company the right, for a two year period, to purchase portions of a certain portfolio of equipment leases that American Motorcycle Leasing Corp. owns. The portfolio is secured by a first priority security interest in favor of Citibank, N.A. or its assigns. The cost of $250,000 has been charged to operations in fiscal 2005. Through October 31, 2005, payments of aggregating $104,500 have been made against this obligation.

In January 2005, the Company received a loan of $25,000 from an officer. This loan is non-interest bearing and is payable on demand.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (UNAUDITED)


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

Common Stock

During the six months ended October 31, 2005, the Company issued 464,745 shares of common stock, valued at $243,270, as additional costs related to loans received by the Company. This amount has been charged to financing cost during the quarter.

During August 2005, the Company issued 651,124 shares of common stock in payment of $150,000 of principal amount of notes payable and $12,781 of related accrued interest. The shares were issued at a value below market price and the Company has recorded a financing cost of $323,672 related to this discount.

During September and October 2005, the Company issued an aggregate of 600,000 shares of common stock, pursuant to a consulting agreement. The shares have been valued at $474,000 and this amount is being amortized over twelve months, commencing August 1, 2005. Additionally, the company will issue 600,000 during the second year of the agreement.

During October 2005, the Company issued 113,637 shares of common stock, valued at $85,228, for services.

During October 2005, the Company received $180,000 pursuant to a subscription agreement for 300,000 units of the Company's securities. Each unit consists of one share of common stock and a warrant to purchase one share of common stock exercisable for three years at $0.80 per share. The price of the unit is $0.60.

The Company will issue 250,000 shares of common stock as payment of consulting fees. These fees have been accrued in the financial statements at a value of $85,000 as of October 31, 2005.

Preferred Stock Series A

During the three months ended July 31, 2005, the Company issued 17,750 preferred shares at a stated value of $100 per share and warrants to purchase 5,689,108 shares of common stock, exercisable for three years at $0.195 per share, for aggregate gross proceeds of $1,775,000 received from investors. Costs of $182,484 were deducted from the proceeds. In connection with the private placement, during the three months ended July 31, 2005, the Company issued as compensation to the placement agent warrants to purchase 1,137,822 shares of common stock, exercisable for five years at $0.172 per share. The warrants, which were valued at $406,665 using the Black-Scholes option pricing model, were recognized as an expense during the quarter. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 188%, (3) weighted average risk-free interest rate of 3.65%, and (4) expected life of 2 years.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (UNAUDITED)


NOTE C - STOCKHOLDERS' EQUITY (continued)

Preferred Stock Series A (continued)

In accordance with EITF 00-27, a portion of the proceeds were allocated to the class 'C' warrants based on their relative fair value, which totaled $931,800 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $843,200 to the series 'A' preferred shares based upon the difference between the conversion price of those shares and the closing price of the Company's common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 188%, (3) weighted average risk-free interest rate of 3.65%, and (4) expected life of 2 years as the conversion feature and warrants are immediately exercisable. Both the fair value of the class 'C' warrants and the beneficial conversion feature were recorded as a dividend and are included in the accompanying financial statements.

In the event that a registration statement covering all of the securities issued pursuant to the private placement of preferred shares is not declared effective by the Securities and Exchange Commission by July 31, 2005, the number of shares issuable upon conversion of the preferred stock and the exercise of the warrants will be increased by 0.75% for each 30 day period during a six month term following July 31, 2005 that a registration statement has not been declared effective. There was not an effective registration statement as of July 31, 2005, nor is there one as of October 31, 2005. As a result, the Company has accrued an expense of $600,000 during the three months ended October 31, 2005 related to this penalty provision. This amount will be settled through the issuance of equity securities. Following this initial six month term, the number of shares issuable upon conversion of the preferred stock and the exercise of the warrants will be increased by 1.50% for each 30 day period during a six month term following January 31, 2006 that a registration statement has not been declared effective.

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

NOTE D - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company has realized minimal revenue from operations and has incurred significant operating losses since inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (UNAUDITED)


NOTE E - NON-CASH FINANCIAL INFORMATION

During the six months ended October 31, 2005, the Company:

      o Recorded a dividend on preferred stock of $1,775,000 related to the fair value of the class 'C' warrants issued with preferred stock and the related beneficial conversion feature.
      o Incurred costs of $182,483 related to the sale of preferred stock. These costs were deducted from the proceeds.
      o Issued 464,745 shares of common stock, valued at $243,270, as additional costs related to loans received by the Company.
      o Issued 651,124 shares of common stock in payment of $150,000 of principal amount of notes payable and $12,781 of related accrued interest. The shares were issued at a value below market price and the Company has recorded a financing cost of $323,672 related to this discount.
      o Issued an aggregate of 600,000 shares of common stock, pursuant to a consulting agreement. The shares have been valued at $474,000 and this amount is being amortized over twelve months, commencing August 1, 2005.
      o Issued 113,637 shares of common stock, valued at $85,228, for services.

NOTE F - SUBSEQUENT EVENTS

Subsequent to October 31, 2005, the Company:

      o Received $20,000 pursuant to a subscription agreement for 33,334 units of the Company's securities. Each unit consists of one share of common stock and a warrant to purchase one share of common stock exercisable for three years at $0.80 per share. The price of the unit is $0.60.
      o Received bridge loans in the amount of $175,000. These bridge loans are due to be repaid in March 2006, together with simple interest at the rate of 10% per annum and an equity kicker of 70,000 shares of the company's common stock. In the event of default on repayment, as penalty, the simple interest rate on the unpaid principal shall be increased to a rate of 20% per annum commencing from the date of default, and the equity kicker shall be increased by 50% for each month that such default has not been cured.

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

The year ended April 30, 2005 was a period of development, as we continued to develop our products and market them to dealers and manufacturers. To date, we have generated limited sales revenues, have incurred expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. The period from inception through April 30, 2005 was a developmental stage period for us, setting up credit procedures, setting our arrangements with vehicle distributors, obtaining personnel, seeking financing to support our developmental efforts, and seeking credit facilities. In fiscal year 2005, we began to obtain regulatory approval in several states, where required, prior to commencing active operations. We are actively signing up dealers to participate in our financing programs, including our private label financing programs. We have signed up four manufacturers to our private label programs, and are in negotiations with other manufacturers who have indicated an interest in a private label program. Presently, we do not have sufficient operating capital to fulfill our planned business operations for the next twelve months for a credit line reserve and for our general operating expenses. We estimate that we will need approximately $1,500,000 in additional funds to fully implement our business plan during the next twelve months. Although the Company obtained a senior credit facility in July 2005, which allowed us to commence our initial active operations, we will need to obtain additional credit facilities to fully implement our business plan. We need the additional credit facilities so that we have the funding sources to originate leases and finance contracts across all credit profiles. Our current credit facility only allows for origination across three out of five credit profiles. We are presently in discussions with several institutions about obtaining additional credit facilities, however, our lack of working capital could negatively impact our ability to secure these facilities.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2005 TO THE THREE MONTHS ENDED OCTOBER 31, 2004

For the three months ended October 31, 2005 and 2004, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will begin to earn increasing revenues from operations in the current fiscal year.

Revenues

Revenues totaled $30,295 during the three months ended October 31, 2005 as compared to $21,464 during the three months ended July 31, 2004. Current period revenue was comprised primarily of $24,223 in lease revenue, $2,772 in dealer fees, and $3,300 in private label fees. Prior period revenue was comprised primarily of $16,497 in lease revenue and $4,967 in private label fees.

Costs and Expenses

General and administrative expenses were $910,737 during the three months ended October 31, 2005, compared to $371,203 during the three months ended October 31, 2004, an increase of $539,534, or 145%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $400,925; Accounting, audit and professional fees, $114,008; Consulting fees, $215,529; Rent, $44,857; and Travel and entertainment, $17,905. Expenses incurred during the comparative three month period consisted primarily of the following expenses: Compensation and related costs, $178,769; Accounting, audit and professional fees, $26,803; and Consulting fees, $20,113.

We incurred a non-cash charge of $323,672 during the three months ended October 31, 2005 related to shares of common stock issued in connection with debt financing. Additionally, we recorded an expense of $600,000 related to the failure to have an effective registration statement covering the underlying shares of common stock issuable upon conversion of it preferred stock and the related warrants. This expense will be settled through the issuance of shares and warrants. There were no comparable expenses during the six months ended October 31, 2004.

Net Loss

We incurred a net loss before preferred dividends of $1,830,057 for our three months ended October 31, 2005 as compared to $357,370 for the corresponding interim period in 2004. The $1,472,687 or 412% increase in our net loss before preferred dividends for our three month interim period ended October 31, 2005 was attributable primarily to a $539,534 increase in general and administrative expense and an increase of $923,672 in non-cash financing costs.

We also incurred preferred dividend expense of $54,217 for our three month period ended October 31, 2005 with no comparable expense for the corresponding interim period in 2004. The increase in preferred dividend expense was attributable to the sale of convertible preferred stock that commenced in December, 2004 and concluded in July 2005.

Our net loss attributable to common stockholders increased to $1,884,274 for our three month period ended October 31, 2005 as compared to $357,370 for the corresponding period in 2004. The $1,526,904 increase in net loss attributable to common stockholders for our three month period ended October 31, 2005 was due to the $1,472,687 increase in our net loss before preferred dividends, increased by the aforesaid $54,217 increase in preferred dividend expense.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2005 TO THE SIX MONTHS ENDED OCTOBER 31, 2004

For the six months ended October 31, 2005 and 2004, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will begin to earn increasing revenues from operations in the current fiscal year.

Revenues

Revenues totaled $47,621 during the six months ended October 31, 2005 as compared to $21,464 during the six months ended October 31, 2004. Current period revenue was comprised primarily of $34,974 in lease revenue, $6,047 in dealer fees, and $6,600 in private label fees. Prior period revenue was comprised primarily of $16,497 in lease revenue and $4,967 in private label fees.

Costs and Expenses

General and administrative expenses were $1,497,469 during the six months ended October 31, 2005, compared to $784,620 during the six months ended October 31, 2004, an increase of $712,849, or 91%. Expenses incurred during the current six month period consisted primarily of the following expenses: Compensation and related costs, $656,294; Accounting, audit and professional fees, $173,149; Consulting fees, $361,587; Rent, $72,814; and Travel and entertainment, $35,331. Expenses incurred during the comparative six month period consisted primarily of the following expenses: Compensation and related costs, $322,362; Accounting, audit and professional fees, $59,657; Consulting fees, $59,438; and License fees, $150,633.

In connection with its private placement transactions, the Company has expensed non-cash costs of $406,665 during the six months ended October 31, 2005 related to warrants granted to the private placement agent, with no related expense during the comparative period. The Company also incurred a non-cash charge of $599,642 during the six months ended October 31, 2005 related to shares of common stock issued in connection with debt financing and has recorded an expense of $600,000 related to the failure to have an effective registration statement covering the underlying shares of common stock issuable upon conversion of it preferred stock and the related warrants. This expense will be settled through the issuance of shares and warrants. . There were no comparable expenses during the six months ended October 31, 2004.

Net Loss

We incurred a net loss before preferred dividends of $3,075,449 for our six months ended October 31, 2005 as compared to $770,815 for the corresponding interim period in 2004. The $2,304,634 or 299% increase in our net loss before preferred dividends for our six month interim period ended October 31, 2005 was attributable primarily to a $712,849 increase in general and administrative expense and an increase of $1,573,607 in non-cash financing costs.

We also incurred preferred dividend expense of $1,857,492 for our six month period ended October 31, 2005 with no comparable expense for the corresponding interim period in 2004. The increase in preferred dividend expense was attributable to the sale of convertible preferred stock that commenced in December, 2004 and concluded in July 2005. In addition to dividends payable on the outstanding preferred stock, preferred dividend expense includes an aggregate charge of $1,775,000 related to warrants issued with the convertible preferred stock and a beneficial conversion feature associated with the preferred stock.

Our net loss attributable to common stockholders increased to $4,932,941 for our six month period ended October 31, 2005 as compared to $770,815 for the corresponding period in 2004. The $4,162,126 increase in net loss attributable to common stockholders for our six month period ended October 31, 2005 was due to the $2,304,634 increase in our net loss before preferred dividends, increased by the aforesaid $1,857,492 increase in preferred dividend expense.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2005, the Company had a working capital deficit of $1,148,912. The Company generated a deficit in cash flow from operations of $1,392,921 for the six months ended October 31, 2005. This deficit is primarily attributable to the Company's net loss from operations of $3,075,449, partially offset by depreciation and amortization of $35,887 and the fair value attributed to stock and warrants issued of $1,177,335, and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses increased by $644,371, deferred revenue increased by 62,048 and prepaid expenses and deposits increased by $196,512.

Cash flows used in investing activities for the six months ended October 31, 2005 was $422,496, primarily due to the purchase of property and equipment of $31,109, payments for motorcycles and vehicles of $176,826 and investments in leases of $208,061.

The Company met its cash requirements during the period through net proceeds from the issuance of equity of $1,592,517, debt financing of $104,340 and a subscription for 300,000 units of our securities, consisting of one share of common stock and a warrant to purchase one share of common stock exercisable for three years at $0.80 per share, for $180,000, all partially offset by payments on bridge loans of $150,000. In November 2005, we sold 33,334 additional units of our securities, at $0.60 per unit, consisting of one share of common stock and a warrant to purchase one share of common stock exercisable for three years at $0.80 per share, for gross proceeds of $20,000. During December 2005, we have received a bridge loan in the amount of $50,000. This bridge loan is due to be repaid on March 14, 2006, together with simple interest at the rate of 10% per annum and an equity kicker of 20,000 shares of the Company's common stock. In the event of default on repayment, as penalty, the simple interest rate on the unpaid principal shall be increased to a rate of 20% per annum commencing from the date of default, and the equity kicker shall be increased by 50% for each month that such default has not been cured. Additionally, the Company has received limited revenues from leasing and financing motorcycles and other vehicles, its recently launched private label programs and from dealer sign-up fees.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing, which may take the form of debt, convertible debt or equity, in order to provide the necessary working capital. We have entered into negotiations with an investment bank to help us raise equity capital, but we currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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

Number of Employees

From our inception through the period ended October 31, 2005, we have relied on the services of outside consultants for services and currently have nine employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Stock-Based Compensation

In December 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock warrants is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the period from January 1, 2003 through April 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has stock based awards of compensation to employees of $82,500 granted and outstanding during the period from October 1, 2001 (date of inception) through April 30, 2005, with none granted during the current interim period.

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

Continued Control of Current Officers and Directors

The present officers and directors own approximately 76% of the outstanding shares of common stock, without giving effect to shares underlying convertible securities, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of Sparta, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

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

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the year ended April 30, 2005, we sold promissory notes with rights to acquire common stock to accredited investors in transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act. During the quarter ended July 31, 2005, we issued 288,464 shares of common stock pursuant to the terms of the notes. In August 2005 and October 2005, we issued an aggregate of 827,406 shares of common stock pursuant to the terms of the notes.

In July 2005, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we entered into an agreement with an individual for business consulting services for a term of one year pursuant to which we agreed to issue 250,000 shares of common stock as compensation. These shares have not yet been issued as of October 31, 2005.

In July 2005, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we entered into an agreement with an individual for investor relations consulting services for a term of two years, with services beginning in August 2005, pursuant to which we agreed to issue 600,000 shares of common stock per year as compensation. We issued 300,000 shares in September 2005 and 300,000 shares in October 2005 to the consultant as compensation for the first year of services.

In October 2005, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we sold to an accredited investor 300,000 units of our securities at $0.60 per unit, for gross proceeds of $180,000. In November 2005, we sold to one accredited investor an additional 33,334 units for gross proceeds of $20,000. Each unit consists of
(i) one share of common stock and (ii) a warrant to purchase one share of common stock, exercisable for three years at $0.80 per share. We used the proceeds for working capital purposes.

In December 2005, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we entered into agreements for bridge loans in the amount of $175,000. These bridge loans mature in March 2006, together with simple interest at the rate of 10% per annum. As part of the loans, we agreed to issue the lenders, as an equity kicker, 70,000 shares of our common stock. In the event of default on repayment, as penalty, the simple interest rate on the unpaid principal shall be increased to a rate of 20% per annum commencing from the date of default, and the number of shares issuable as an equity kicker shall be increased by 50% for each month that such default has not been cured.

ITEM 6.      EXHIBITS

The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit
--------------    ----------------------
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

                                             SPARTA COMMERCIAL SERVICES, INC.

Date: December 19, 2005                      By:  /s/ Anthony L. Havens
                                                  ---------------------
                                                  Anthony L. Havens
                                                  Chief Executive Officer and
                                                  Principal Financial Officer