Form 10KSB/A
period 2005-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2006-01-06
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

            [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2005

            |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                         Commission file number: 0-9483

                        SPARTA COMMERCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                         30-0298178
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

The issuer's revenues for its most recent fiscal year: $65,833.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on July 11, 2005 was $8,055758.

As of July 11, 2005, we had 86,293,879 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                INTRODUCTORY NOTE

This Amendment No. 1 (the "Amendment") to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed on July 25, 2005 (the "Annual Report") amends the following items set forth in our Annual Report:

      Part II - Item 6. Management's Discussion and Analysis and Plan of
                Operation
      Part II - Item 7.  Financial Statements
      Part II - Item 8A.  Controls and Procedures
      Part III - Item 13. Exhibits

The staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") issued comments on September 28, 2005 to the Company in connection with its review of the Company's Annual Report.

Based on these comments and discussions with the Commission, and after consultation with the Company's independent registered public accounting firm, the Company is filing this Amendment to present the payment for an option to acquire certain assets as a separate line item on our Consolidated Statement of Losses. In this regard, the Company has also expanded the comparison of the year ended April 30, 2005 to the year ended April 30, 2004 in the Management's Discussion and Analysis and Plan of Operation.

                        SPARTA COMMERCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I

Item 1.   Description of Business                                             3
Item 2.   Description of Property                                            12
Item 3.   Legal Proceedings                                                  12
Item 4.   Submission of Matters to a Vote of Security Holders                12

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters           13
Item 6.   Management's Discussion and Analysis and Plan of Operation         16
Item 7.   Financial Statements                                               24
Item 8.   Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure                                             48
Item 8A.  Controls and Procedures.                                           49
Item 8B.  Other Information                                                  50

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                  51
Item 10.  Executive Compensation                                             54
Item 11.  Security Ownership of Certain Beneficial Owners and Management     57
Item 12.  Certain Relationships and Related Transactions                     59
Item 13.  Exhibits                                                           60
Item 14.  Principal Accountant Fees and Services                             61

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

Sparta Commercial Services, Inc. ("Sparta" "we," "us," or the "Company") is a Nevada corporation.

We only recently began our current business operations. Prior to February 27, 2004, we did not conduct any substantive operations. On February 27, 2004, we acquired the business of Sparta Commercial Services, LLC.

Sparta Commercial Services, LLC is a Delaware limited liability company formed on October 1, 2001. Sparta's business plan is to provide dealers of powersports vehicles with an alternative source of financing for new and used motorcycles. Since inception, Sparta developed proprietary web-based solutions for back-end processing, financing and leasing of new and used powersports vehicles. Currently, Sparta offers a private label program, lease and retail installment sales finance contracts to numerous dealerships in powersports industry. Sparta's business model focuses on select motorcycles (i.e., 600cc and higher), 4-stroke all-terrain vehicles (ATVs), and select scooters. Sparta's management believes that the emphasis on these products eliminates a number of vehicles that often under-perform due to the demographics of the purchaser and/or excessive depreciation in the market value of certain vehicle models.

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

On August 25, 2004, we changed our corporate name from "Tomahawk Industries, Inc." to "Sparta Commercial Services, Inc."

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

BUSINESS OVERVIEW

Sparta's business model has been designed to generate revenue from several sources:

      o     Retail installment sales contracts and leases;
      o     Private label programs for manufacturers and distributors;
      o Ancillary products and services, such as private label gap coverage and private label service contracts; and
      o     Remarketing of off-lease and repossessed vehicles.

Sparta's management believes that by offering dealers (and their customers) the option of either financing or leasing, Sparta will be able to capture a greater share of the dealer's business. Additionally, by offering both alternatives, once profitability is achieved, Sparta believes that it will be in a position to achieve greater cash-flow than it could by offering only one of these alternatives because depreciation generated by Sparta's leasing activities will reduce income tax due on income resulting from Sparta's retail installment sales contracts.

      RETAIL INSTALLMENT SALES CONTRACTS AND LEASES

Retail Installment Sales - Sparta intends to purchase retail installment sales contracts from both franchised and independent powersports dealers who qualify as Sparta Authorized Dealers and/or as Private Label Authorized Dealers under Sparta's Private Label Programs. Sparta has developed policies and procedures for credit evaluation, collections, insurance follow up, and asset recovery. Sparta imposes strict credit criteria to determine which retail installment sales contract applications to approve. This credit criterion has been developed to be in compliance with the credit criterion required by our lenders. The dealers understand that if they consummate a credit transaction with a buyer on whose application we have given them a conditional approval that Sparta will purchase that contract if it is in full compliance with all terms and conditions of that approval and contained in our dealer agreement.

To insure that Sparta's Credit Evaluation Process and Collateral Guidelines are consistently applied and that the credit/underwriting decision process provides rapid decisioning to Sparta Authorized Dealers and the Private Label Dealers, Sparta has developed a point of sale credit application and contract decisioning system. This system is named "iPLUS" and is structured as an Application Service Provider ("ASP") and has the capability of providing the dealer with conditional approvals without human involvement seven days a week, twenty-four hours a day. This technology provides quick, consistent credit decisions for our dealer network and reduces the number of credit analysts required, thereby, reducing Sparta's personnel expense. Depending on Sparta's arrangement with its lending sources, in the case of consumer finance contracts, Sparta may finance its purchase of the contracts by borrowing from a lending source and pledging the retail finance contracts as collateral for the loan.

All of the installment sale contracts will be secured by qualified, titled motorcycles with 600+cc and higher engines, 4-stroke all-terrain vehicles
(ATVs), or select scooters. Customer financing needs are projected to range from approximately $2,000 to $35,000. Contract terms of 24 to 60 months will be offered.

Leases - Sparta intends to purchase qualified vehicles for lease to customers of its Sparta Authorized Dealers and/or Private Label Dealers. While the steps in the leasing process are almost identical to those in the installment sales contract process, the major difference is that when a lease "approval" is transmitted to a dealer, the "approval" describes the terms and conditions under which Sparta will purchase a specific vehicle from the dealer and lease it to the applicant. Unlike an installment service contract which finances a customer's purchase of a vehicle owned by the customer, the lease contract contains the payment terms and conditions under which Sparta will allow the customer to use (lease) the vehicle, which is owned by Sparta, and also contains a vehicle purchase price option which provides the customer with the right to purchase the vehicle at the lease-end. Depending on Sparta's arrangement with its lending sources, in the case of leases, Sparta may finance its purchase of leased vehicles by borrowing from a lending source and assigning or pledging the lease and leased vehicle as collateral for the loan. Lease terms range from 24 to 60 months, although most lease terms are either 36 or 60 months. Leases generally have lower monthly payments than retail installment sales contracts because they finance only part of the vehicle with the balance being financed by the lessor.

            PRIVATE LABEL PROGRAMS FOR MANUFACTURERS AND DISTRIBUTORS

Under "private label" financing agreements with the U.S. distributors of major manufacturers of scooters and ATVs, Sparta allows the manufacturer to put its name on Sparta's finance and lease products, and offer such financing arrangements to its customers. Sparta owns the finance business under these "private label" programs, and derives revenues from sales of the distributor's product line pursuant to individual finance arrangements with the dealer's customers. The private label program also expands Sparta's dealer base by the number of dealerships in the distributor's chain, thereby generating additional opportunities to sell Sparta's own financial services to these dealers for their customers interested in non-"private label" covered vehicles.

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

GAP COVERAGE - Sparta markets its private label gap coverage on a fee basis to customers through dealers. This coverage protects the customer should the vehicle be stolen or wrecked and the holder's primary insurance is not adequate to cover their payoff to the creditor that holds the lien on the vehicle.

SERVICE CONTRACTS - Sparta offers dealers private label service contract plans for purchased and leased vehicles on a fee basis. Service contracts will be offered to anyone who finances a vehicle, whether financed through Sparta or another source. For a one time, up front fee to the owner or lessee of the vehicle, the service contracts, administered by Interstate National Dealer Services, Inc. ("Interstate"), provide extended service coverage (repair or replacement from 12 to 60 months depending on the contract) for specified engine, drive train and electrical components of the vehicle. The actual service is performed by the originating dealer, which must be pre-approved by Interstate as an "authorized dealer."

Sparta intends to continue to evaluate additional ancillary products and services and believes that it can create products and services to meet dealers' needs, creating company brand loyalty in the dealer community and generating other revenue streams.

      REVENUE FROM REMARKETING OFF-LEASE AND REPOSSESSED VEHICLES

RE-LEASING TO ORIGINAL LESSEES - Management intends to commence its re-leasing efforts as early as eleven months prior to the end of the scheduled lease term. Lessees' options are expected to include: extending the lease, returning the vehicle to Sparta or buying the vehicle at the buy-out option price established at the beginning of the lease. Sparta's policy requires lessees who wish to return their vehicles, return the vehicle to the originating dealer. If the lessee has moved, then the vehicle should be returned to the Sparta Authorized Dealer closest to the lessee. If this is impracticable, then Sparta will arrange to have the vehicle transported at the lessee's expense. Sparta plans to offer a 64-month Purchase Plus lease program--a 60-month lease with a low residual value (usually 11% of original price) that the lessee can typically pay off in four or five additional monthly payments at the end of the 60-month lease term.

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

SECOND CHANCE EXPRESS - Sparta allows its Authorized Dealers to offer its inventory of returned or repossessed vehicles not only to customers with approved credit applications but, also to customers with less than prime credit. Applicants with low credit scores are evaluated under Sparta's Second Chance Express Program. This unique finance/lease product is designed to offer a financing program tailored to this non-prime customer. The program allows Sparta to serve those customers who can offset their credit risk with higher down payments. A key benefit of this program to Sparta is that the minimum down-payment requirement is 20% in order to bring the amount financed in line with the current wholesale value of the vehicle. Under the Second Chance Express Program, Sparta pays its dealers a commission on any Sparta inventory vehicle, held on consignment on their "floor" or offered on the Sparta Classified Web Page, for which they arrange a sale or finance.

CREDIT AND COLLECTIONS

      POLICIES AND PROCEDURES

Sparta has developed policies and procedures for credit evaluation, collections, insurance follow up, and asset recovery. Sparta imposes strict credit criteria to determine which retail installment sales contracts and lease applications are approved.

      CREDIT EVALUATION PROCESS AND COLLATERAL GUIDELINES

To insure that Sparta's Credit Evaluation Process and Collateral Guidelines are consistently applied and that the credit/underwriting decision process provides rapid decisioning to Sparta Authorized Dealers and the Private Label Dealers, Sparta has worked closely with Teledata Communications, Inc. ("TCI"), a leading provider of interactive credit accessing and decisioning solutions, to develop the iPLUS point of sale credit application and contract decisioning system.

            IPLUS (INTERNETPURCHASING LEASING UNDERWRITING SERVICING)

Sparta's retail installment sales contract and leasing programs are delivered through a proprietary, web-based, credit application processing system. This system is named iPLUS" and is structured as an Application Service Provider ("ASP") and has the capability of providing the dealer with conditional approvals without human involvement seven days a week, twenty-four hours a day. This system also provides the powersports dealer with system capabilities comparable to those of new car franchises. Sparta believes iPLUS will provide the Sparta Authorized Dealers and Private Label Dealers with a competitive advantage and will increase Sparta's ability to garner a larger share of the dealer's business. Although we intend to add additional features, iPLUS is currently being utilized by us.

      Major features of iPLUS include:

      o     100% WEB Browser Based (www.spartacommercial.com)
      o     User friendly system
      o     No costly software required by the users
      o     Operates on any dial-up connection as slow as 28.8
      o Requires Internet Explorer 5.5 or above, Adobe Acrobat Reader 5.0 or above, both available at no charge on the Internet
      o     Integrated scorecard and decision engine
      o Integrated credit bureau retrieval and review (can access any of the 3 major bureaus)
      o Once application is submitted; decisions in seconds/7 Days a Week /24 Hours a Day
      o     Easy to complete customer application
      o     Dealer application management
      o Dealer Desking Tool - Profit Manager (Assists dealer in structuring any approved application.)
      o     Prints approved customer contract and contract package
      o     Captures information in electronic format
      o     Complete underwriting documentation and control system
      o     Dealer communication
      o Allows the dealer to track the entire decisioning, underwriting, and funding process in real time.

Additionally, this technology provides quick, consistent credit decisions for our dealer network and reduces the number of credit analysts required, thereby, reducing Sparta's personnel expense.

Sparta has established program guidelines that are an integral function of the iPLUS decision process. These program guidelines establish and clarify credit criteria such as credit tiers, maximum amount financed, term and rate, dealer rate participation, deal structure, buyer profile, credit bureau parameters, budget parameters, and eligible collateral, including maximum loan-to-value ratios for each of its retail installment sales contracts and lease contracts, depending on the applicant's credit rating and stability. Sparta has developed its own credit rating system by using an empirical score card and then assigning its own rating based on Sparta's experience. This rating is used as the basis to determine the terms and conditions under which an applicant is approved or declined.

Sparta plans to conduct both applicant credit risk and asset evaluation before approving financing. Sparta's policy is that it will not finance more than 100% of a vehicle's retail value, but Sparta may lend an additional 10% above retail value to cover add-ons, extended warranty and other costs. Should the customer seek financing above this threshold, Sparta intends to ask for a down payment from the borrower or lessee to close the gap between selling price and retail value. The size of the down payment will be a function of the applicant's credit rating, stability, budget, and the value of the underlying asset.

      COLLECTION PROCEDURES

Approving retail installment sales contracts and leases that comply with the policies and procedures established by Sparta is just the first step. A principal factor in the success of Sparta's business model is its ability to track contract and lease performance.

Advanced Lease Systems, Inc. (ALS) provides the software Sparta uses to manage its assets, customer base, collections, insurance, and accounting systems. Using a variety of basic and customized reports generated by ALS, Sparta monitors its customers' compliance with their obligations under retail installment sales contracts or lease contracts. These reports are accessed on a real-time basis by employees of Sparta and are distributed to management personnel for review. The reports include delinquency reports, collection tickler (promises) reports, insurance status reports, termination reports, inventory reports, maturing contract reports, etc.

Sparta requires continuous physical damage insurance on all financed vehicles and continuous liability and physical damage insurance coverage on all leased vehicles. In addition, Sparta is required to be listed as Additional Named Insured and Loss Payee. Continuous insurance is critical, and Sparta intends to quickly repossess a vehicle if coverage lapses. Lapsed or cancelled policies will be covered by a "blanket" VSI insurance policy, which Sparta intends to purchase. Any lapse in insurance coverage for any reason will lead to automatic repossession of leased vehicles.

      USING DIVERSIFICATION TO REDUCE PORTFOLIO RISK

Management will reduce portfolio risk not only by carefully screening applicants and monitoring covenant compliance, but also by diversifying its financing activities across credit tiers and Sparta's list of motorcycle, ATV and scooter models that it will finance or lease.

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

SALES AND MARKETING

Normally, vehicle finance programs are sold primarily at the dealer level, rather than the consumer level. Sparta's strategy is to develop an in-house direct sales force that will promote Sparta's products and services to qualified dealers, train them, and provide them with point-of-sale marketing materials. Sparta's vehicle financing programs are already gaining market acceptance as evidenced by the four Private Label Contracts. This in-house direct sales force will be comprised of a Marketing Group and a Dealer Support Group.

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

Authorized dealers are able to advertise both new and used vehicles in the Classified Section of our website, at no cost to the dealer. Sparta plans to use this feature of the website to remarket its own inventory (both repossessed and returned end-of-term vehicles) throughout the country. Sparta's exclusive "Second-Chance Express" program for customers with a poor or limited credit history was created to help re-market the company's inventory. Incentives are in place for authorized dealers who sell or lease either a Sparta inventory vehicle at their dealership or one that is at another dealership in our network.

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

The more significant competitors of Sparta include: GE Retail Services, Capital One, HSBC/Household Bank, Sheffield Financial/BB&T, Lending Tree, CIT Bank, AIG, and Transamerica. To management's knowledge, none of these firms offer leases for powersports vehicles.

The largest of these firms, GE Retail Services, markets both directly to dealers in Powersports market and through co-branded private label programs. GE recently has co-brranded with Yamaha, Moto Guzzi, Aprillia Brands and other national manufacturers and distributors of Powersports and recreational products such as Coachmen Industries. GE also offers dealer and distributor floor plan financing and private label credit cards.

Capital One markets a product for Capital One Bank, offering consumer direct and dealer indirect consumer contracts to the powersports industry. They offer smaller dealers the ability to have customers apply via the web site affiliate program and larger dealers can go direct to Capital One finance. Capital One recently announced the purchase of Onyx Finance and truly entered the vehicle financing arena with the purchase of Peoples First Finance. Typical terms range from 30 to 60 months with a minimum of individuals approved for a product named "The Blank Check". Capital One Auto Finance, America's largest online vehicle lender, provides vehicle loans to customers directly via the Internet, as well as through a nationwide dealership network.

While some of Sparta's larger competitors have vast sources of capital and may be able to offer lower interest rates due to lower borrowing costs, Sparta believes that the combination of management's experience, expedient service, availability of the lease option and iPLUS give Sparta an advantage over its competitors.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is currently quoted on the OTC Bulletin Board under the symbol "SRCO". Prior to December 27, 2004, the stock symbol was SRTA. Prior to August 30, 2004, the stock symbol was TMHK.

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

                                                              High                Low
                                                              ----                ---
Fiscal Year 2004 (May 1, 2003 - April 30, 2004) *
      First quarter (May 1, 2003 - July 31, 2003)                      $0.01                $0.01
      Second quarter (August 1, 2003 - October 31, 2003)      $0.05               $0.01
      Third quarter (November 1, 2003 - January 31, 2004)     $0.03               $0.017
      Fourth quarter (February 1, 2004 - April 30, 2004)      $0.20               $0.03

Fiscal Year 2005 (May 1, 2004 - April 30, 2005) *
      First quarter (May 1, 2004 - July 31, 2004)                      $1.60                $0.80
      Second quarter (August 1, 2004 - October 31, 2004)      $0.96               $0.48
      Third quarter (November 1, 2004 - January 31, 2005)     $0.96               $0.48
      Fourth quarter (February 1, 2005 - April 30, 2005)      $1.05               $0.45

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

MERGER AND CORPORATE RESTRUCTURE

Prior to February 27, 2004, we did not conduct any substantive operations. On February 27, 2004, pursuant to an Agreement and Plan of Reorganization, we acquired Sparta Commercial Services, LLC, in a transaction viewed as a reverse acquisition. The purpose of the transaction was to try to create some value for our shareholders. As an inactive publicly registered shell corporation with no significant assets or operations, our business plan was to seek an acquisition candidate. Sparta sought access to financing, as a publicly-held company. As a result of the reverse acquisition, there was a change in control of our company. In accordance with SFAS No. 141, Sparta Commercial Services LLC was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure and is recorded as a capital transaction rather than a business combination under SFAS 141.

For accounting purposes, the Company has accounted for the transaction as a reverse acquisition and Sparta Commercial Services LLC shall be the surviving entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction and there were no adjustments to the Company's historic carrying values of the assets and liabilities.

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

Revenues
--------

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

Net Loss
--------

Our net loss for the year ended April 30, 2005 was $4,418,727 in contrast to a loss of $1,772,257 for the year ended April 30, 2004, respectively. The increase in net loss was due primarily to the fact that the Company incurred expenses related to the private placement transaction, consisting of non cash expense of a beneficial conversion discount of $1,810,000, and a non cash expense of $383,284 for warrants issued to the placement agent in 2005 and to the fact that the Company has increased its resources and spending in 2005 as it transitioned from a development stage to an operating entity. The payment of $250,000 for a purchase option for equipment leases from American Motorcycle Leasing Corp. ("AML") also contributed to the loss. While AML is not a shareholder of the Company, our President and Chief Executive Officer is an officer and a minority shareholder of AML.

As a result of significant restrictions on transfers of the equipment leases owned by AML including, but not limited to, obtaining approvals from AML's secured lender, and the agreement's non-exclusivity, the Company has accounted for the fee as an expense and has charged the $250,000 to operations in the current year.

While the Company has charged the fee to operations during the current year, the Company believes that the purchase option, subject to the terms and conditions described, may provide us with the opportunity to expand its equipment leasing portfolio, which would benefit the Company. However, there is no guaranty that we will acquire any of the assets held by AML at terms and conditions acceptable to us.

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

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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

ITEM 7      FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Registered Independent Certified Public Accounting  Firm           F-1
Consolidated Balance Sheets as of April 30, 2005 and 2004                    F-2
Consolidated Statements of Losses for the years ended
  April 30, 2005 and 2004                                                    F-3
Consolidated Statement of Deficiency in Stockholders' Equity for the
  years ended April 30, 2005 and 2004                                        F-4
Consolidated Statements of Cash Flows for the years ended April 30,
  2005 and 2004                                                        F-5 ~ F-6
Notes to Consolidated Financial Statements                             F-7~ F-23

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------

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

New York, New York
July 15, 2005

                        SPARTA COMMERCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             APRIL 30, 2005 and 2004

                                                                                             2005           2004
                                                                                          -----------    -----------
ASSETS
Current assets:
Cash and cash equivalents                                                                 $   108,365    $    11,973
Retail installment sale contract receivables-current (Note E)                                  14,764             --
Marketable securities                                                                              --         13,379
Other current assets, net                                                                       6,700             --
                                                                                          -----------    -----------
Total current assets                                                                          129,829         25,352

Motorcycles and other vehicles under operating leases, net of accumulated depreciation of $13,392 and $0, at April 30, 2005 and April 30, 2004,
  respectively (Note D)                                                                        99,886             --
Property and equipment, net of accumulated depreciation and amortization of $15,378 and
  $30, at April 30, 2005 and 2004, respectively (Note F)                                      106,809          1,193

  Other assets:
  Prepaid expenses and deposits (see Note C)                                                   48,967             --
  Retail installment sale contract receivables (Note E)                                        21,521             --
                                                                                          -----------    -----------
  Total other assets                                                                           70,488             --

Total assets                                                                              $   407,012    $    26,545
                                                                                          ===========    ===========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                                                     $   509,936    $    81,721
Note payable (Note G)                                                                         300,000             --
Deferred revenue (Note A)                                                                      23,100             --
Due to related party (Note H)                                                                  25,000         23,885
                                                                                          -----------    -----------
       Total current liabilities                                                              858,036        105,606

Commitments and contingencies (Note M)

Deficiency in Stockholders' Equity: (Note I)
Preferred Stock, $0.001 par value: 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100. 18,100 and 0 shares of convertible preferred stock are issued and outstanding
  at April 30, 2005 and 2004, respectively                                                  1,810,000             --
Common Stock, $0.001 par value; 340,000,000 and 200,000,000 shares authorized at
  April 30, 2005 and 2004, respectively; 86,005,415 and 7,079,654 shares
  issued and outstanding at April 30, 2005 and 2004, respectively                              86,005          7,080
Common stock - subscription payable                                                                --         17,920
Additional paid-in-capital                                                                  3,930,629      1,754,870
Accumulated deficit                                                                        (6,277,658)    (1,858,931)
                                                                                          -----------    -----------
       Total deficiency in stockholders' equity                                              (451,024)       (79,061)
                                                                                          -----------    -----------

Liabilities and deficiency in stockholders' equity                                        $   407,012    $    26,545
                                                                                          ===========    ===========

           See accompanying notes to consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENT OF LOSSES

                                                                    For the Year Ended April 30,
                                                                    ----------------------------
                                                                       2005              2004
                                                                    ------------    ------------
Revenue                                                             $     65,833    $         --
                                                                    ------------    ------------

Operating Expenses:
General and administrative                                             2,366,914       1,780,968
Payment for option to purchase portfolio from a related party            250,000              --
Depreciation and amortization (Note F)                                    28,740              --
                                                                    ------------    ------------
   Total Operating Expenses                                            2,645,654       1,780,968

Loss from Operations                                                  (2,579,821)     (1,780,968)

Other Income (Expenses)                                                       --           8,711
Income Taxes (Note J)                                                         --              --

Net Loss                                                              (2,579,821)     (1,772,257)
                                                                    ------------    ------------
Preferred dividend payable                                                28,906              --
Preferred dividend-beneficial conversion discount on
  convertible  preferred                                               1,810,000              --
                                                                    ------------    ------------
Net Loss Available to Common Stockholders                           $ (4,418,727)   $ (1,772,257)
                                                                    ============    ============

Loss per common share (basic and assuming dilution) (Note K)        $      (0.05)   $      (0.25)
                                                                    ============    ============

Weighted average common shares outstanding (basic and diluted), as    85,812,006       7,079,654
  restated for splits

           See accompanying notes to consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED April 30, 2005 and 2004

                                    Sparta
                                  Commercial                                 Subscription
                                 Services LLC                    Common        Payable-
                                  Membership       Common        Shares         Common      Subscription     Preferred
                                   Interest        Shares        Amount         Shares         Payable        Shares
                                 ------------   ------------  ------------   ------------   ------------   ------------
Balance at April 30, 2003        $  5,265,000             --  $    165,250   $         --   $         --             --

Proceeds from capital
contributions                         775,000             --       775,000             --             --             --

Membership interests issued
to consultants in exchange for
services in June 2003 at $1 per
unit                                  448,000             --       448,000             --             --             --

Membership interests  issued
in exchange for
licensing fees in December
2003 at $1 per unit                   330,433             --       330,433             --             --             --

Tomahawk Shares retained by
Tomahawk stockholders in
connection with merger with
Sparta Commercial Services
LLC in February 2004, as
restated                                   --      7,079,654         7,080             --             --             --

Shares deemed to be issued to
Sparta members in relation to
merger with Sparta
Commercial Services LLC in
February 2004                      (6,818,433)            --    (1,718,683)    17,920,346         17,920             --

Net Loss                                   --             --            --             --             --             --
                                 ------------   ------------  ------------   ------------   ------------   ------------

Balance at April 30, 2004        $         --      7,079,654  $      7,080     17,920,346   $     17,920             --

Shares issued to Sparta
members in relation to merger
with Sparta Commercial
Services LLC in February
2004 (Note B)                              --     17,920,346        17,920    (17,920,346)       (17,920)            --


Balance of shares issued to
members                                    --     60,795,625        60,796             --        (60,796)

Preferred shares issued to
subscription holders                       --             --            --             --             --         18,100

Warrants issued to placement
agent in January 2005                      --             --            --             --             --             --

Warrants on convertible
preferred shares                           --             --            --             --             --             --

Beneficial conversion discount
on convertible preferred
shares                                     --             --            --             --             --             --

Warrants Issued for services
Issuance Cost of Preferred
shares                                     --             --            --             --             --             --

Shares Issued For Notes
Payable                                    --         96,155            96             --             --             --

Shares issued to employees
(vested portion)                           --        113,635           113             --             --             --

Net Loss                                   --             --            --             --             --             --
                                 ------------   ------------  ------------   ------------   ------------   ------------

Balance at April 30, 2005        $         --     86,005,415  $     86,005             --   $         --         18,100
                                 ============   ============  ============   ============   ============   ============

                                                                                 Total
                                  Preferred    Additional                    Stockholders'
                                    Shares      Paid-in       Accumulated       Equity
                                    Amount      Capital         Deficit      (Deficiency)
                                 ------------  ------------   ------------   ------------
Balance at April 30, 2003        $         --  $         --   $    (86,674)  $     78,576

Proceeds from capital
contributions                              --            --             --        775,000

Membership interests issued
to consultants in exchange for
services in June 2003 at $1 per
unit                                       --            --             --        448,000

Membership interests  issued
in exchange for
licensing fees in December
2003 at $1 per unit                        --            --             --        330,433

Tomahawk Shares retained by
Tomahawk stockholders in
connection with merger with
Sparta Commercial Services
LLC in February 2004, as
restated                                   --        54,107             --         61,187

Shares deemed to be issued to
Sparta members in relation to
merger with Sparta
Commercial Services LLC in
February 2004                              --     1,700,763             --             --

Net Loss                                   --            --     (1,772,257)    (1,772,257)
                                 ------------  ------------   ------------   ------------

Balance at April 30, 2004                  --  $  1,754,870   $ (1,858,931)  $    (79,061)

Shares issued to Sparta
members in relation to merger
with Sparta Commercial
Services LLC in February
2004 (Note B)                              --            --             --


Balance of shares issued to
members

Preferred shares issued to
subscription holders                1,810,000            --             --      1,810,000

Warrants issued to placement
agent in January 2005                      --       383,284             --        383,284

Warrants on convertible
preferred shares                           --       487,660             --        487,660

Beneficial conversion discount
on convertible preferred
shares                                     --     1,322,340             --      1,322,340

Warrants Issued for services
Issuance Cost of Preferred
shares                                     --        89,980             --         89,980

Shares Issued For Notes
Payable                                    --      (129,000)            --       (128,904)

Shares issued to employees
(vested portion)                           --        82,291             --         82,404

Net Loss                                   --            --     (4,418,727)    (4,418,727)
                                 ------------  ------------   ------------   ------------

Balance at April 30, 2005           1,810,000  $  3,930,629   $ (6,277,658)  $   (451,024)
                                 ============  ============   ============   ============

           See accompanying notes to consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             For the Year Ended April 30,
                                                                             ----------------------------
                                                                                  2005           2004
                                                                              -----------    -----------
Cash flows from Operating Activities:
Net loss                                                                      $(4,418,727)   $(1,772,257)

Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued with convertible preferred shares (Note I)                        487,660             --
Beneficial conversion discount on convertible preferred stock (Note I)          1,322,340             --
Depreciation and amortization (Note F)                                             28,740             30
                                                                              -----------    -----------
Cost of warrants issued                                                           473,264             --
Shares issued to employees (vested portion)                                        82,500             --
Shares issued in exchange for licensing fees                                           --        330,433
Shares issued to consultants for services (Note I)                                     --        448,000
Acquisition costs(Note B)                                                              --         61,187
Gain on sale of investments                                                            --         (8,711)

(Increase)decrease in:
Retail installment sale contract receivable                                       (36,285)            --
                                                                              -----------    -----------
Other current assets                                                               (6,700)            --
Prepaid expenses and deposits                                                     (48,967)            --
Increase(decrease) in:
Accounts payable                                                                  428,215         79,221
Increase in deferred revenue                                                       23,100             --
Due to related party                                                              (23,885)        80,999
                                                                              -----------    -----------
Net Cash used in Operating Activities                                          (1,688,745)      (781,098)

Cash Flows From Investing Activities:
Net payments for property and equipment                                          (120,964)        (1,223)
Payments for motorcycles                                                         (113,278)            --
(Payments for) proceeds from sale (purchase) of marketable securities              13,379         (4,668)
                                                                              -----------    -----------
Net Cash used in Investing Activities                                            (220,863)        (5,891)

Cash Flows From Financing Activities:
Proceeds from note payable(Note G)                                                300,000             --
Proceeds from note payable -related party(Note G)                                  25,000             --
Proceeds form  sale of equity interests, net                                    1,681,000        775,000
                                                                              -----------    -----------
Net Cash Provided by Financing Activities                                       2,006,000        775,000

           See accompanying notes to consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

                                                              For the Years Ended April 30,
                                                              -----------------------------
                                                                   2005         2004
                                                                ----------   ----------
Net increase (decrease) in cash and equivalents                     96,392      (11,989)
Cash and equivalents at beginning of period                         11,973       23,962
                                                                ----------   ----------
Cash and equivalents at end of period                           $  108,365   $   11,973
                                                                ==========   ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                        $       --   $       --
                                                                ----------   ----------
Cash paid during the period for taxes                           $       --   $       --
                                                                ----------   ----------

Non Cash Investing and Financing Transactions:
Shares issued in exchange for services (Note I)                 $       --   $  448,000
Shares issued to employees (vested portion)                         82,500           --
Cost of warrants issued                                            473,264           --
Warrants issued with convertible preferred shares                  487,660
                                                                             ----------
Shares issued in exchange for licensing fees                            --      330,433
Beneficial conversion discount on convertible preferred stock    1,322,340           --
Merger with Sparta: (Note B)
Common stock retained                                                   --           --
Liabilities assumed in excess of assets acquired                        --           --
Shares issued in exchange  for services(Note B)                         --       61,187

           See accompanying notes to consolidated financial statements

                        SPARTA COMMERCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2005 and 2004

NOTE A - SUMMARY OF ACCOUNTING POLICICIES

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

At April 30, 2005, the marketable securities balance was $0. At April 30, 2004, marketable securities consist of:

                                                      Unrealized      Fair
                                            Cost         Gain      Market Value
Equity securities                         $    --       $   --       $    --
Mutual funds                               13,379           --        13,379
Total                                     $13,379       $   --       $13,379
                                          =======       ======       =======

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

Segment Information
-------------------

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note G):

                                                                 2005           2004
                                                             -----------    -----------
Net loss - as reported                                       $(4,418,727)   $(1,772,257)
Add: Total stock based employee
compensation  expense as reported under
intrinsic value method (APB. No. 25)                              82,500             --
Deduct: Total stock based employee
compensation expense as reported under fair value based
method (SFAS No. 123)                                           (247,100)            --
                                                             -----------    -----------
Net loss - Pro Forma                                         $(4,583,327)   $(1,772,257)
                                                             ===========    ===========

Net loss attributable to common stockholders - Pro forma     $(4,583,327)   $(1,772,257)
                                                             ===========    ===========
Basic (and assuming dilution) loss per share - as reported   $     (0.05)   $     (0.25)
                                                             ===========    ===========
Basic (and assuming dilution) loss per share - Pro forma     $     (0.05)   $     (0.25)
                                                             ===========    ===========

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

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $(6,277,658) during the period October 1, 2001 (date of inception) through April 30, 2005. The Company's current liabilities exceeded its current assets by $ 728,207 as of April 30, 2005.

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

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

                        SPARTA COMMERCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2005 and 2004

NOTE B - MERGER  AND CORPORATE RESTRUCTURE

On February 27, 2004, the Company entered into an Agreement of Plan and Reorganization ("Agreement" or "Merger") with Sparta Commercial Services LLC ("Sparta"). As a result of the Merger, there was a change in control of the public entity. In accordance with SFAS No. 141, Sparta was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Sparta's capital structure.

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
                                                      ========

In accordance with SOP 98-5, the Company expensed $61,187 as organization costs.

NOTE C - PREPAID EXPENSE AND DEPOSITS

Prepaid expenses and deposits at April 30, 2005 and 2004 consist of the following:

                                                         2005      2004
                                                       ---------    ------

         Security deposit to landlord                  $  40,800    $   --

         Advance lease system deposit                      5,000        --
         Consolidated electric deposit                     3,167        --
         Purchase option deposit                         250,000        --
         Less: valuation allowance                      (250,000)       --
                                                       ---------    ------

         Total prepaid expenses and deposits           $  48,967    $   --
                                                       =========    ======

                        SPARTA COMMERCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2005 and 2004

NOTE D - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at April 30, 2005 and 2004 consist of the following:

                                                                            2005        2004
                                                                          ---------    ------
        Motorcycles and other vehicles                                    $ 113,278    $   --
        Less: accumulated depreciation                                      (13,392)       --
                                                                          ---------    ------
        Motorcycles and other vehicles, net of accumulated depreciation      99,886        --
                                                                          ---------    ------
        Less: estimated reserve for residual values                              --        --
                                                                          ---------    ------
        Motorcycles and other vehicles under operating leases, net
                                                                          $  99,886    $   --
                                                                          =========    ======

At April 30, 2005, motorcycles and other vehicles are depreciated to the estimated residual values of $42,964 over the lives of their lease contracts.

The following is a schedule by years of minimum future rentals on non cancelable operating leases as of April 30, 2005:

        Year ending April 30,
        2006                                                        $25,818
        2007                                                         30,700
        2008                                                         18,858
        2009                                                          2,530
                                                                    -------

        Total                                                       $77,906
                                                                    =======

NOTE E - RETAIL INSTALLMENT RECEIVABLES

Retail installment sale receivables, which are carried at cost, were $36,285 and $0 at April 30, 2005 and 2004, respectively. The following is a schedule by years of future payments related to these receivables. Future payments include amortization of cost as well as a profit margin.

        Year ending April 30,
        2006                                                        $ 17,426
        2007                                                          17,300
        2008                                                           7,109
        2009                                                             991
                                                                    --------
                                                                      42,826
        Less: interest portion                                        (6,541)
                                                                    ========
                                                                      36,285
        Less: allowance for doubtful receivables                          --
                                                                    --------
                                                                      36,285
        Less: current receivables                                    (14,764)
                                                                    --------
                                                                    $ 21,521
                                                                    ========

                        SPARTA COMMERCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2005 and 2004

NOTE F - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2005 and 2004 consist of the followings:

                                                             2005         2004
                                                           --------     --------
Computer equipment , web site and furniture                $122,187     $  1,223
Less: accumulated depreciation and amortization              15,378           30
                                                           --------     --------

Net property and equipment                                 $106,809     $  1,193
                                                           ========     --------

Depreciation and amortization expense was $15,348 and $30 for the years ended April 30, 2005 and 2004, respectively.

NOTE G - NOTES PAYABLE

Notes payable at April 30, 2005 and 2004 are as follows:

                                                                                                  2005        2004
                                                                                                ---------    ------
Notes payables; 10% interest, unsecured, originally scheduled to expire on April
30, 2005, the note holders are entitled to an "Equity Kicker" equal to 128,206 restricted shares of common stock for each $100,000 loaned, in the event of default, as penalty, the repayment after default of promissory note shall be collateralized by certain security interest as per the terms of the agreement
Notes were subsequently extended until August 31, 2005 and beyond, with interest increased to 20% in certain instances, and the Equity Kicker equal to
192,308 restricted shares of common stock for each $100,000 loaned in certain instances         $ 300,000    $   --

Note payable to officer of the Company,  unsecured,  non-interest bearing,  payable on demand
(Note H)                                                                                           25,000        --
                                                                                                ---------    ------
                                                                                                  325,000        --
Less: current portion                                                                            (325,000)       --
                                                                                                ---------    ------
Notes payable - long term                                                                       $      --    $   --
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

Common Stock
------------

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

In February 2004, as per agreement of Plan and Reorganization ("Agreement") with Sparta, all previously outstanding membership interests owned by the Sparta's members were exchanged for an aggregate of 17,920,346 shares of the Company's common stock. In September 2004, the Company issued 17,920,346 shares of common stock. The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value. After the authorized capital of the company was increased, the Company issued an additional 60,813,982 shares of its common stock that was due to Sparta's former members under the merger agreement. Also, as per the Agreement, 7,079,654 shares of common stock were retained by the stockholders of the Company.

 In January, 2005, 113,635 shares of restricted stock issued to the former Chief Financial Officer, Daniel Lanjewar, were vested and issued.

In April, 2005, 96,155 shares were issued pursuant to an agreement with two individuals who provided short term note payable financing to the Company.

Preferred Stock Series A
------------------------

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

At April 30, 2005, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $4,500,000, expiring in the year 2024, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Also, due to change in the control after reverse acquisition of Sparta Commercial Services, Inc., the Company's past accumulated losses to be carried forward may be limited.

Components of deferred tax assets as of April 30, 2005 are as follows:

        Non current:
        Net operating loss carry forward                   $ 1,530,000
        Valuation allowance                                 (1,530,000)
                                                           -----------
        Net deferred tax asset                             $        --
                                                           ===========

NOTE K - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                               2005           2004
                                                           ------------    -----------
        Net loss available for common shareholders         $ (4,418,727)   $(1.772,257)
                                                           ============    ===========
        Basic and diluted loss per share                   $      (0.05)   $     (0.25)
                                                           ============    ===========
        Weighted average common shares outstanding-basic
        Diluted                                              85,812,006      7,079,654

                        SPARTA COMMERCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2005 and 2004

NOTE L - STOCK OPTIONS AND WARRANTS

On April 29, 2005, the Company issued to the Chief Operating Officer non qualified stock options to purchase 875,000 shares of the company's common stock at an exercise price of $0.605 per share. The options have a five year life.

a) The following table summarizes the stock options issued to officers and employees outstanding and the related price. These are the first options issued under the plan.

                Stock Options Outstanding                                         Stock Options Exercisable
                -------------------------                                         -------------------------
                              Weighted Average
                                  Remaining               Weighted Average                         Weighted Average
Exercise        Number        Contractual Life                Exercise              Number             Exercise
 Prices      Outstanding           (Years)                     Price             Exercisable             Price
 ------      -----------           -------                     -----             -----------             -----
 $ 0.605       875,000              5.00                       $0.605              175,000              $0.605

Transactions involving stock options issued to employees are summarized as follows:

                                                              Weighted Average
                                            Number of Shares  Price Per Share
                                            ----------------  ---------------
Outstanding at April 30, 2003                         --         $   --
                                                 -------         ------
   Granted                                            --             --
   Exercised                                          --             --
Outstanding at April 30, 2004                         --             --
                                                 -------         ------
   Granted                                       875,000         $0.605
   Exercised                                          --             --
   Canceled or expired                                --             --
                                                 -------         ------
Outstanding at April 30, 2005                    875,000         $0.605
                                                 -------         ------

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

                Warrants Outstanding                                               Warrants Exercisable
                --------------------                                               --------------------
                              Weighted Average
                                  Remaining               Weighted Average                         Weighted Average
Exercise        Number        Contractual Life                Exercise              Number             Exercise
 Prices      Outstanding           (Years)                     Price             Exercisable             Price
 ------      -----------           -------                     -----             -----------             -----
$0.195          200,000             3.00                      $0.195                100,000            $0.195
$0.172          785,257             5.00                      $0.172                785,257            $0.172
$0.195        3,926,286             3.00                      $0.195              3,926,286            $0.195
$0.195        1,875,001             3.00                      $0.195              1,875,001            $0.195
------        ---------             ----                      ------              ---------            ------
$0.195        6,786,544             3.11                      $0.194              6,686,544            $0.194
======        =========             ====                      ======              =========            ======

Non- Employee Stock Warrants (Continued)
----------------------------------------

Transactions involving stock warrants issued to non-employees are summarized as follows:

                                                                        Weighted
                                                                         Average
                                                                          Price
                                                             Number        Per
                                                            of Shares     Share
                                                            ---------     ------
Outstanding at April 30, 2003                                      --     $   --
                                                            ---------     ------
   Granted                                                         --         --
   Exercised                                                       --         --
Outstanding at April 30, 2004                                      --         --
                                                            ---------     ------
   Granted                                                  6,786,544     $0.194
   Exercised                                                       --         --
   Canceled or expired                                             --         --
                                                            ---------     ------
Outstanding at April 30, 2005                               6,786,544     $0.194
                                                            ---------     ------

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

Commitments for minimum rentals under non-cancelable leases at April 30, 2005 are as follows:

         Year ended April 30,                                         Amount
         2006                                                      $ 116,224
         2007                                                        177,061
         2008                                                        104,973
                                                                   ---------
                                                                   $ 449,258

Employment and Consulting Agreements
------------------------------------
The Company has employment agreements with all of its employees. In addition to salary and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information.

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

Litigation
----------

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also presently serving as our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), the Company's Chairman, Chief Executive Officer and Principal Financial Officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the year ended April 30, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack of Adequate Accounting Staff

Because of the small size of our staff, the Chief Executive Officer and Principal Financial Officer processed virtually all of our financial activity. As such, there is an inherent lack of segregation of duties. The Company is developing procedures to address this situation which will improve the quality of future period financial reporting. With the exception of this weakness, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OUR MANAGEMENT

The persons listed in the table below are our present directors and executive officers.

Name                     Age     Position
-----------------        ---     --------
Anthony L. Havens        51      Chief Executive Officer, President and Chairman
Kristian Srb             50      Director
Jeffrey Bean             51      Director
Richard P. Trotter       62      Chief Operating Officer
Michael J. Mele          52      Chief Financial Officer
Sandra L. Ahman          42      Vice President, Secretary and Director

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

MICHAEL J. MELE, CHIEF FINANCIAL OFFICER. On April 29, 2005, we named Michael J. Mele our Chief Financial Officer. Mr. Mele brings to Sparta over twenty-eight years of experience in diversified industries, holding executive positions throughout his career. Mr. Mele served as Senior Vice President of Finance and Administration of Aon Consulting, a human resource outsourcing group, from 2002 to 2004. From 2001 to 2002, Mr. Mele served as Executive Vice President and Chief Financial Officer of Hobart West Group, a legal and staffing services firm. From 1997 to 2001, Mr. Mele served as Senior Vice President and Chief Financial Officer of ASI Solutions, Inc., a human resource consulting and training services company. Mr. Mele's also served as Vice President of Finance and Administration of Linotype- Hell Company, a printing equipment company, from 1993 to 1997, as Vice President of Finance and Administration at Daimler-Benz's AEG Electronics North American unit from 1991 to 1993, as Director of Business Planning and Analysis for a German petfood subsidiary of Mars, Inc. and Controller for the internal information technology division of Mars, Inc., and in various senior management capacities, including Director of Internal Audit, Marketing Manager, and Division Controller positions, at Thomas and Betts Corporation from 1979 to 1986. From 1976 to 1979, Mr. Mele was a senior accountant at Peat, Marwick. Mr. Mele was graduated from Rutgers College in 1975 with an A.B. in Economics and from Rutgers University in 1976 with a Masters of Business Administration.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta's executive officers, directors, and persons who beneficially own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta's common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Sparta, Sparta is not aware of any material delinquencies in the filing of such reports, except as follows: on June 1, 2005, Michael J. Mele filed a Form 3 reporting his status as an officer as of April 29, 2005.

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

                                                                                     Long Term
                                                                                    Compensation
                                                        Annual Compensation            Awards
                                                     -----------------------  -------------------------
Name and                                                           Other      Restricted     Securities
Principal                                                          Annual        Stock       Underlying    All Other
Position                           Year    Salary     Bonus     Compensation    Awards      Options/SARS  Compensation
-----------------------------      ----   --------   --------   ------------  ----------    ------------  ------------
Anthony L. Havens (1)              2005   $233,333   $      0   $        0          0             0       $        0
 Chief Executive Officer,          2004   $ 46,667   $      0   $        0          0             0       $        0
 President, and Director
Richard P. Trotter (2)             2005   $ 80,000   $      0   $        0    125,000(3)    875,000(4)    $        0
  Chief Operating Officer
Michael J. Mele (5)                2005   $  3,125   $      0   $        0          0             0       $        0
  Chief Financial Officer
Daniel J. Lanjewar (6)             2005   $105,001   $      0   $        0    227,272(7)          0       $        0
  Former Chief Financial Officer
Sandra L. Ahman (8)                2005   $ 75,000   $      0   $        0          0             0       $        0
 Vice President and Secretary      2004   $ 12,500   $      0   $        0          0             0       $        0

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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS


                                         % of Total
                                        Options/SARs
                         Number of       Granted to
                         Securities       Employees
                         Underlying          in         Exercise or
                        Options/SARs       Fiscal        base price  Expiration
Name                     Granted(#)         Year           ($/Sh)       Date
------------------      ------------    -----------     -----------  -----------
Richard P. Trotter       875,000 (a)        100%           $0.605    4-29-10 (b)

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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                Number of securities
                                                               underlying unexercised               Value of unexercised
                                                                    Options/SARs                 in-the-money options/SARs
                       Shares Acquired on                           at FY-end (#)                     at FY-end ($)(a)
                            Exercise        Value Realized          -------------                     ----------------
Name                           (#)                ($)          Exercisable       Unexercisable    Exercisable       Unexercisable
----                           ---                ---          -----------       -------------    -----------       -------------
Richard P. Trotter             --                 --              175,000            600,000           $0                 $0

(a) The dollar values were calculated by determining the difference between the fair market value at fiscal year-end of the common stock underlying the options and the exercise price of the options. The last sale price of a share of Sparta's common stock on April 29, 2005 as reported by the OTC Bulletin Board was $0.605.

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

      o a merger or consolidation of our company with a third party, after which our shareholders do not own more than 50% of the voting power; or

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

Employment Agreement with COO
-----------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                     Number of securities to    Weighted-average        Number of securities
                                     be issued upon exercise    exercise price of        remaining available for
                                     of outstanding options,    outstanding options,    future issuance under
Plan category                        warrants and rights        warrants and rights     equity compensation plan
-------------                        -------------------        -------------------     ------------------------
Equity compensation plans                          0                   N/a                    8,500,000
approved by securities holders

Equity compensation plans not              1,075,000                    $0.529                      N/a
Marketable securities

Total                                      1,075,000                    $0.529                8,500,000

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

                                                    Amount and Nature     Additional Shares
                                                      Of Beneficial           Acquirable        Percent of
Name                                                    Ownership           Within 60 days       Class (1)
----                                                    ---------           --------------       ---------
Anthony L. Havens (a)(1)                                32,983,262                    0            38.2%
Kristian Srb (a)(2)                                     33,056,562                    0            38.3%
Jeffrey Bean (a)                                                 0                    0             *
Richard P. Trotter (a)                                      25,000 (3)          175,000 (4)         *
Michael J. Mele (a)                                              0                    0             *
Sandra L. Ahman (a)                                        580,865                    0             *
Glenn A. Little                                          5,000,000                    0 (5)         5.8%
     211 West Wall
Midland, TX 79701
Leo William Long                                         1,241,600           11,057,695 (6)        12.6%
   9109 Loiret Blvd
   Lenexa, KS 66215
All Directors and Executive Officers (6 persons)        66,645,689              175,000            77.2%

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

Exhibit 10.5 Employment Agreement with Danny Lanjewar (Incorporated by reference to Exhibit 10.5 of Form 10-KSB filed on August 13,
                  2004)

Exhibit 10.6 Consulting Agreement with Glenn Little (Incorporated by reference to Exhibit 10.6 of Form 10-KSB filed on August 13,
                  2004)

Exhibit 10.7 Employment Agreement with Richard Trotter (Incorporated by reference to Exhibit 10 of Form 8-K filed on October 29, 2004)

Exhibit 10.8 Purchase Option Agreement with American Motorcycle Leasing Corp., dated November 2, 2004 (Incorporated by reference to
                  Exhibit 10.8 of Form 10-KSB filed on July 25, 2005)

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

                                        SPARTA COMMERCIAL SERVICES, INC.


                                        By: /s/ Anthony L. Havens
                                            ------------------------------------
                                            Anthony L. Havens
                                            Chief Executive Officer
                                            and Principal Financial Officer

                                        Date: January 6, 2006


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:


Date:  January 6, 2006                  By: /s/ Anthony L. Havens
                                            ------------------------------------
                                            Anthony L. Havens
                                            Chief Executive Officer,
                                            Principal Financial Officer, and
                                            Chairman of the Board


Date:  January 6, 2006                  By: /s/ Sandra L. Ahman
                                            ------------------------------------
                                            Sandra L. Ahman
                                            Vice President and Director


Date:  January 6, 2006                  By: /s/ Kristian Srb
                                            ------------------------------------
                                            Kristian Srb
                                            Director