Form 10QSB
period 2006-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2006-03-22
CIK 318299

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

As of February 16, 2006, we had 106,944,653 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                        SPARTA COMMERCIAL SERVICES, INC.

                                   FORM 10-QSB
                     FOR THE QUARTER ENDED JANUARY 31, 2006

                                TABLE OF CONTENTS

                                                                            Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)                                   3

            Condensed Consolidated Balance Sheets as of January 31, 2006
            and April 30, 2005                                                 3

            Condensed Consolidated Statements of Operations
            for the Three and Nine Months Ended January 31, 2006 and 2005      4

            Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended January 31, 2006 and 2005                5

            Notes to Unaudited Condensed Consolidated Financial Statements     6

Item 2.     Management's Discussion and Analysis of Financial Condition,      14
            Results of Operations and Plan of Operation

Item 3.     Controls and Procedures                                           23

PART II.    OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       24

Item 6.     Exhibits                                                          25

Signatures                                                                    26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   SPARTA COMMERCIAL SERVICES, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         January 31,       April 30,
                                                                             2006            2005
                                                                         ------------    ------------
                                                                          (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                           $    983,238    $    108,365
     Lease payments receivable, current portion                               114,425          14,764
     Prepaid expenses                                                          74,090              --
     Other current assets                                                       6,034           6,700
                                                                         ------------    ------------
Total current assets                                                        1,177,787         129,829

Motorcycles and other vehicles under operating leases, net of
     accumulated depreciation of $38,742 and $13,392, respectively            270,203          99,886

Property and equipment, net of accumulated depreciation and
     amortization of $43,215 and $15,378, respectively                        111,361         106,809

Finance receivables, net of current portion                                   306,921          21,521

Deposits                                                                      159,552          48,967
                                                                         ------------    ------------
Total assets                                                             $  2,025,824    $    407,012
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                               $  2,026,869    $    509,936
     Accrued equity penalties (Note C)                                      2,040,000              --
     Notes payable                                                             28,985         300,000
     Deferred revenue                                                         105,060          23,100
     Due to related party                                                          --          25,000
                                                                         ------------    ------------
Total current liabilities                                                   4,200,914         858,036

Notes payable, long term portion                                              136,446              --
Warrant liability                                                             451,752              --
                                                                         ------------    ------------
Total liabilities                                                           4,789,112         858,036
                                                                         ------------    ------------

Stockholders' deficit:
     Preferred stock,  $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been  designated  as Series A
       convertible  preferred stock, with a stated value of $100
       per share, 21,875 and 18,100 shares issued and outstanding,
       respectively                                                         2,187,500       1,810,000
     Common stock, $0.001 par value; 340,000,000 shares
       authorized, 106,944,654 and 86,005,415 shares issued
       and outstanding, respectively                                          106,945          86,005

     Common stock subscribed                                                  330,000              --

     Additional paid-in capital                                             9,820,151       3,930,629

     Deferred compensation                                                   (309,543)             --

     Accumulated deficit                                                  (14,898,341)     (6,277,658)
                                                                         ------------    ------------
Total stockholders' deficit                                                (2,763,288)       (451,024)
                                                                         ------------    ------------
Total liabilities and stockholders' deficit                              $  2,025,824    $    407,012
                                                                         ============    ============

The  accompanying  notes are an integral part of these  unaudited  condensed  consolidated  financial statements.

                                       SPARTA COMMERCIAL SERVICES, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006 AND 2005
                                                 (UNAUDITED)


                                                      For The Three Months           For The Nine Months
                                                        ended January 31,             ended January 31,
                                                 ----------------------------    ----------------------------
                                                      2006           2005            2006            2005
                                                 ------------    ------------    ------------    ------------
Revenue                                          $     43,008    $     26,416    $     90,629    $     47,879
                                                 ------------    ------------    ------------    ------------
Operating expenses:
     General and administrative                     2,322,057         739,320       3,819,526       1,523,941
     Depreciation and amortization                     22,157          10,131          58,044          17,788
                                                 ------------    ------------    ------------    ------------
Total operating expenses                            2,344,214         749,451       3,877,570       1,541,729

Loss from operations                               (2,301,206)       (723,035)     (3,786,941)     (1,493,850)

Other expense:
     Interest expense and financing cost, net      (1,483,522)             --      (3,066,736)             --
     Change in value of warrant liability             126,177              --         126,177              --
     Loss on sale of asset                                 --              --          (6,500)             --
                                                 ------------    ------------    ------------    ------------
Net loss                                           (3,658,551)       (723,035)     (6,734,000)     (1,493,850)

Preferred dividend                                     29,191         810,000       1,886,683         810,000
                                                 ------------    ------------    ------------    ------------
Net loss attributed to common stockholders       $ (3,687,742)   $ (1,533,035)   $ (8,620,683)   $ (2,303,850)
                                                 ============    ============    ============    ============
Basic and diluted loss per share                 $      (0.04)   $      (0.01)   $      (0.08)   $      (0.02)
                                                 ============    ============    ============    ============
Basic and diluted loss per share attributed to
     common stockholders                         $      (0.04)   $      (0.02)   $      (0.10)   $      (0.03)
                                                 ============    ============    ============    ============

Weighted average shares outstanding                95,648,989      85,934,261      89,586,901      85,934,261


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        SPARTA COMMERCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND 2005
                                   (UNAUDITED)


                                                    2006          2005
                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $(6,734,000)   $(1,493,850)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                    58,045         17,788
    Valuation allowance on deposit                       --         61,000
    Amortization of deferred revenue                 (9,900)            --
    Amortization of deferred compensation           240,252             --
    Stock issued for services                        85,228         82,500
    Stock based finance cost                        973,607        105,303
    Change in warrant liability                    (126,177)            --
    Loss on sale of assets                            6,500             --
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Lease payments receivable                       (31,499)            --
    Prepaid expenses                                (74,090)      (101,800)
    Other current assets                                666        (13,187)
    Deposits                                       (110,585)            --
  Increase (decrease) in:
    Accounts payable and accrued expenses         1,418,030        337,880
    Accrued equity penalties                      2,040,000
    Deferred revenue                                 91,860         33,971
                                                -----------    -----------
Net cash used in operating activities            (2,172,063)      (970,395)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of asset                          25,000             --
Cost of asset sold                                  (31,500)            --
Payments for motorcycles and other vehicles        (200,524)       (81,634)
Investment in leases                               (353,562)            --
Purchases of property and equipment                 (32,390)      (137,063)
Net proceeds from marketable securities                  --         13,379
                                                -----------    -----------
Net cash provided by investing activities          (592,976)      (205,318)
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock, net        1,592,517        810,000
Proceeds from sale of common stock, net           1,726,980             --
Repayment of affiliate advances                     (25,000)       (23,885)
Proceeds from notes                                 372,675        400,000
Payments on notes                                  (357,244)            --
Common stock subscription                           330,000             --
Payments for fractional shares                          (16)            --
                                                -----------    -----------
Net cash provided by financing activities         3,639,912      1,186,115
                                                -----------    -----------

Net increase in cash                                874,873         10,402
Cash and cash equivalents, beginning of year        108,365         11,973
                                                -----------    -----------
Cash and cash equivalents, end of year          $   983,238    $    22,375
                                                ===========    ===========
Cash paid for:
  Interest                                      $    15,788    $        --
  Income taxes                                           --             --

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of January 31, 2006 and for the nine month periods ended January 31, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2005 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the nine months ended January 31, 2006 are not necessarily indicative of the results to be expected for the full year ending April 30, 2006.

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

Revenue Recognition

The Company originates leases on new and used motorcycles and other powersports vehicles from motorcycle dealers throughout the United States. The Company's leases are accounted for as either operating leases or direct financing leases. At the inception of operating leases, no lease revenue is recognized and the leased motorcycles, together with the initial direct costs of originating the lease, which are capitalized, appear on the balance sheet as "motorcycles under operating leases-net." The capitalized cost of each motorcycle is depreciated over the lease term, on a straight-line basis, down to the Company's original estimate of the projected value of the motorcycle at the end of the scheduled lease term (the "Residual"). Monthly lease payments are recognized as rental income. Direct financing leases are recorded at the gross amount of the lease receivable, and unearned income at lease inception is amortized over the lease term.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                                   (UNAUDITED)


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

The Company charges fees to manufacturers and other customers related to creating a private label version of the Company's financing program including web access, processing credit applications, consumer contracts and other related documents and processes. Fees received are amortized and booked as income over the length of the contract. At January 31, 2006, the Company had recorded deferred revenue related to these contracts of $13,200.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.04 and $0.02 for the three months ended January 31, 2006 and 2005, respectively, and $0.10 and $0.03 for the nine months ended January 31, 2006 and 2005, respectively. For the nine months ended January 31, 2006 and 2005, 29,685,131 and 7,932,486 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the fourth quarter of 2006. Management has elected to apply Statement 123R in the third quarter of fiscal year 2006.

Recent Accounting Pronouncement

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. Management is assessing the implications of this standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2006 and thereafter.

In February 2006, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event," which amends SFAS No. 123(R) to require that options issued with a cash settlement feature that can be exercised upon the occurrence of a contingent event that is outside the employee's control should not be classified as liabilities until it becomes probable that the event will occur. For companies that adopted SFAS No. 123(R) prior to the issuance of the FSP, application is required in the first reporting period beginning after February 3, 2006. Currently, the Company has no stock options outstanding with contingent cash settlement features, and as a result, the FSP will not impact the Company's consolidated financial statements.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                                   (UNAUDITED)


NOTE B - RELATED PARTY TRANSACTIONS

The Company entered into a purchase option agreement with American Motorcycle Leasing Corp., an entity controlled by the Company's President and a significant shareholder, on November 2, 2004 at a cost to Sparta Commercial Services of $250,000. This agreement granted Sparta Commercial Services the right, for a two year period, to purchase portions of a certain portfolio of equipment leases that American Motorcycle Leasing Corp. owns. The portfolio is secured by a first priority security interest in favor of Citibank, N.A. or its assigns. The cost of $250,000 has been charged to operations in fiscal 2005. As of January 31, 2006 this amount has been paid in full.

In January 2005, the Company received a loan of $25,000 from an officer. This loan is non-interest bearing and is payable on demand. The loan was repaid as of January 31, 2006.

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

Common Stock

During the nine months ended January 31, 2006, the Company issued 464,745 shares of common stock, valued at $243,270, as additional costs related to loans received by the Company. This amount has been charged to financing cost. Additionally, as consideration for loans received during the third quarter of fiscal 2006, the Company will issue 70,000 shares of common stock. The value of these shares has been recorded at $38,500 and this amount is included in accrued expenses at January 31, 2006 and has been charged to financing cost.

During August 2005, the Company issued 651,124 shares of common stock in payment of $150,000 of principal amount of notes payable and $12,781 of related accrued interest. The shares were issued at a value below market price and the Company has recorded a financing cost of $323,672 related to this discount.

During September and October 2005, the Company issued an aggregate of 600,000 shares of common stock, pursuant to a consulting agreement. The shares have been valued at $474,000 and this amount is being amortized over the one year term of the agreement, commencing August 1, 2005.

During October 2005, the Company issued 113,637 shares of common stock, valued at $85,228, for services.

During October and November 2005, the Company received $330,000 pursuant to subscription agreements for units, at $0.60 per unit, of the Company's securities, with each unit consisting of one share of common stock and one warrant.

The Company will issue 250,000 shares of common stock as payment of consulting fees. These fees have been accrued in the financial statements at a value of $85,000 as of January 31, 2006.

During December 2005, the Company entered into an agreement pursuant to which it agreed to issue 2,650,000 shares of common stock for consulting and advisory services rendered and to be rendered. The shares have been valued at $1,590,000, based on the fair value of the Company's common stock on the date of the agreement. This amount has been charged to expense in the third quarter and, since the shares have not been issued as of January 31, 2006, this amount is included in accrued expenses in the financial statements.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                                   (UNAUDITED)


NOTE C - STOCKHOLDERS' EQUITY (continued)

Common Stock (continued)

During December 2005 and January 2006, the Company sold 10,151,400 shares of common stock through a private placement. The Company received net proceeds of $1,726,980 from the sale. Costs of $212,952 were deducted from the gross proceeds and additional costs of $39,590 were paid by the Company.

In connection with the private placement described above, the Company granted 1,015,140 common stock purchase warrants to the placement agent. The warrants are exercisable immediately, have an exercise price of $0.215 per share and expire in five years. The warrants were valued at $577,929 using the Black-Sholes pricing model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 177%, (3) risk-free interest rate of 3.65%, and (4) expected life of 2 years.

Since the warrants contain registration rights for the underlying shares and since the delivery of such registered shares was not deemed controllable by the Company, we recorded the net value of the warrants at the date of issuance as a warrant liability on the balance sheet ($577,929) and included the change in fair value from the date of issuance to January 31, 2006 in other income (expense), in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The fair value of the warrants was $451,752 at January 31, 2006.

During December 2005, the Company granted options to purchase an aggregate of 160,000 shares of common stock to two employees. The options have been valued at $75,795 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 177%, (3) risk-free interest rate of 4.38%, and (4) expected life of 3 years. The options have an exercise price of $0.59, vest over a 38 month period and expire if unexercised in ten years.

During January 2006, the Company issued 8,958,333 shares of common stock upon conversion of 13,975 shares of preferred stock.

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

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                                   (UNAUDITED)


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

In the event that a registration statement covering all of the securities issued pursuant to the private placement of preferred shares is not declared effective by the Securities and Exchange Commission by July 31, 2005, the number of shares issuable upon conversion of the preferred stock and the exercise of the warrants will be increased by 0.75% for each 30 day period during a six month term following July 31, 2005 that a registration statement has not been declared effective. Following this initial six month term, the number of shares issuable upon conversion of the preferred stock and the exercise of the warrants will be increased by 1.50% for each 30 day period during a six month term following January 31, 2006 that a registration statement has not been declared effective. There was not an effective registration statement as of July 31, 2005, nor is there one as of January 31, 2006. Additionally, if a registration statement has not been filed as of October 27, 2005, the number of shares issuable upon conversion of the preferred stock and the exercise of the warrants will be increased by 1% for each 30 day period until a registration statement is filed. A registration statement was not filed as of October 27, 2005, and one has not been filed as of January 31, 2006. As a result, the Company has accrued an expense of $1,440,000 and $2,040,000 during the three and nine months ended January 31, 2006, respectively, related to these penalty provisions. This amount will be settled through the issuance of equity securities. As of January 31, 2006, an aggregate of 1,953,290 penalty shares and 1,140,146 penalty warrants has accrued. As of March 16, 2006, the Company has obtained waivers covering approximately 775,000 penalty shares and 388,000 penalty warrants. These waivers aggregate approximately $761,000 of the accrued expense. The waivers are contingent upon the company filing a registration statement covering the original shares and warrants within 30 days of the final closing of the Company's current private placement offering.

During the three months ended January 31, 2005, the Company issued 2,250 preferred shares at a stated value of $100 per share and warrants to purchase 721,154 shares of common stock, exercisable for three years at $0.195 per share, for aggregate gross proceeds of $225,000 received from investors. In connection with the private placement, during the nine months ended January 31, 2005, the Company issued as compensation to the placement agent warrants to 144,231 shares of common stock, exercisable for five years at $0.172 per share. The warrants, which were valued at approximately $105,303 using the Black-Scholes option pricing model, were recognized as a cost of issuance of the Series A Preferred shares.

In accordance with EITF 98-5, the Company recognized an imbedded beneficial conversion feature present in the Preferred Stock. The Company recognized and measured an aggregate of $810,000, which equals to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a return to the Preferred Stock holders. Since the preferred shares were convertible at the date of issuance, the return to the preferred shareholders attributed to the beneficial conversion feature has been recognized in full at the date the Preferred Stock was issued.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                                   (UNAUDITED)


NOTE C - STOCKHOLDERS' EQUITY (continued)

Preferred Stock Series A (continued)

During the nine months ended January 31, 2005, the Company sold rights to acquire securities of the Company to investors for aggregate gross proceeds of $585,000. Pursuant to the terms of the rights, as the Company conducted a closing to a private placement transaction in 2004 utilizing a designated registered broker-dealer as a placement agent, on January 1, 2005, the rights have automatically converted into 5,850 preferred shares at a stated value of $100 per share and warrants to purchase 1,875,001 shares of common stock, exercisable for three years at $0.195 per share.

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

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                                   (UNAUDITED)


NOTE E - NON-CASH FINANCIAL INFORMATION

During the nine months ended January 31, 2006 the Company:

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

      o Issued 8,958,333 shares of common stock upon conversion of 13,975 shares of preferred stock.

      o Incurred costs of $212,952 related to the sale of common stock. These costs were deducted from the proceeds.

      o Granted an aggregate of 160,000 stock options to employees. These options have been valued at $75,795.


During the nine months ended January 31, 2005 the Company:

      o Recorded a dividend on preferred stock of $810,000 related to the fair value of the class 'C' warrants issued with preferred stock and the related beneficial conversion feature.

NOTE F - NOTES PAYABLE

The company finances certain of its leases through a third party. The repayment terms are generally three to five years and the notes are secured by the underlying vehicles. The weighted average interest rate at January 31, 2006 is 9.2%.

NOTE G - SUBSEQUENT EVENT

In February 2006, the Company completed a private placement offering of 1,565,667 shares of common stock, par value $0.001 per share, to accredited investors for net proceeds of $258,768.

In March 2006, the Company completed a private placement offering of 4,039,200 shares common stock, par value $0.001 per share, to accredited investors for net proceeds of $691,127.

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

The period from inception through April 30, 2005 was a developmental period for us, setting up credit procedures, setting our arrangements with vehicle distributors, obtaining personnel, seeking financing to support our developmental efforts, and seeking credit facilities. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. In fiscal year 2005, we began to obtain regulatory approval in several states, where required, prior to commencing active operations. In February 2006, we attended our first national motorcycle industry dealer only trade show "Dealer EXPO 2006" and over 200 dealers visited our booth during the show. We are actively signing up dealers to participate in our financing programs, including our private label financing programs. As of March 15, 2006, 1,016 (compared to 478 at March 15, 2005) dealers have logged onto our web site and downloaded dealer applications and of that number, 254 have been approved as Sparta or private label authorized dealers. We believe this trend will continue over the foreseeable future. We have signed up four manufacturers to our private label programs, and are in negotiations with other manufacturers who have indicated an interest in a private label program. Additionally, we have signed three third party marketing arrangements with industry recognized consulting firms who will introduce our programs to their dealer clients and train them how to effectively use them. We have increased our marketing staff from 1 at January 31, 2005 to 2 at January 31, 2006 and to 4 at March 15, 2006. As of the date of this filing, we have more than sufficient operating capital to fulfill our planned business operations for the next twelve months for a credit line reserve and for our general operating expenses. Although the Company obtained a senior credit facility in July 2005, which allowed us to commence our initial active operations, we will need to obtain additional credit facilities to fully implement our business plan as this current credit facility only allows for origination across three out of five credit profiles. We need the additional credit facilities so that we have the funding sources to originate leases and finance contracts across all credit profiles of our business model. We are presently seeking additional credit facilities and long term debt.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2006 TO THE THREE MONTHS ENDED JANUARY 31, 2005

For the three months ended January 31, 2006 and 2005, we have generated limited, but increasing, sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations during the remainder of fiscal 2006 and in the upcoming fiscal year.

REVENUES

Revenues totaled $43,008 during the three months ended January 31, 2006 as compared to $26,416 during the three months ended January 31, 2005. Current period revenue was comprised primarily of $38,460 in lease revenue and $3,300 in private label fees. Prior period revenue was comprised primarily of $21,865 in lease revenue and $4,550 in private label fees.

COSTS AND EXPENSES

General and administrative expenses were $2,322,057 during the three months ended January 31, 2006, compared to $739,320 during the three months ended January 31, 2005, an increase of $1,582,737, or 214%. Expenses incurred during the current three month period consisted primarily of the following expenses:
Compensation and related costs, $291,147; Accounting, audit and professional fees, $46,636; Consulting fees, $1,780,890; Rent, $41,590 and Travel and entertainment, $23,126. Expenses incurred during the comparative three month period in 2005 consisted primarily of the following expenses: Compensation and related costs, $301,038; Accounting, audit and professional fees, $78,861; Consulting fees, $71,030; and the value of warrants issued to the private placement agent of $105,303. Of the current quarter consulting expense, $1,590,000 will be paid through the issuance of 2,650,000 shares of common stock.

We incurred a non-cash charge of $38,500 during the three months ended January 31, 2006 related to shares of common stock to be issued in connection with debt financing. Additionally, we recorded an expense of $1,440,000 related to the failure to file a registration statement or have an effective registration statement covering the underlying shares of common stock issuable upon conversion of our preferred stock and the related warrants. This expense will be settled through the issuance of shares and warrants or the cancellation of the obligation through negotiation with shareholders. There were no comparable expenses during the nine months ended January 31, 2005. We have also recorded non-cash income of $126,177 related to the decrease in value of warrants issued with registration rights. The fair value of these warrants is classified as a liability on the balance sheet.

NET LOSS

We incurred a net loss before preferred dividends of $3,658,551 for our three months ended January 31, 2006 as compared to $723,035 for the corresponding interim period in 2005. The $2,935,516 or 406% increase in our net loss before preferred dividends for our three month interim period ended January 31, 2006 was attributable primarily to a $1,351,981 net increase in non-cash financing costs, and an increase of $1,582,737 in general and administrative expense.

We also incurred non-cash preferred dividend expense of $29,191 for our three month period ended January 31, 2006 with an expense of $810,000 in the corresponding interim period of 2005. The decrease in preferred dividend expense was attributable to the sale of convertible preferred stock that commenced in December, 2004 for which we incurred a non cash charge of $810,000 which equals the intrinsic value of the imbedded beneficial conversion feature for the Preferred Stock holders for the three months ended January 31, 2005.

Our net loss attributable to common stockholders increased to $3,687,742 for our three month period ended January 31, 2006 as compared to $1,533,035 for the corresponding period in 2005. The $2,154,707 increase in net loss attributable to common stockholders for our three month period ended January 31, 2006 was due to the $2,935,516 increase in our net loss before preferred dividends, offset by the aforesaid $780,809 decrease in preferred dividend expense.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2006 TO THE NINE MONTHS ENDED JANUARY 31, 2005

For the nine months ended January 31, 2006 and 2005, we have generated limited, but increasing sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will begin to earn increasing revenues from operations during the remainder of fiscal 2006 and in the upcoming fiscal year.

REVENUES

Revenues totaled $90,629 during the nine months ended January 31, 2006 as compared to $47,879 during the nine months ended January 31, 2005. Current period revenue was comprised primarily of $62,806 in lease revenue, $6,747 in dealer fees, and $9,900 in private label fees. Prior period revenue was comprised primarily of $16,607 in lease revenue, $20,300 in dealer fees and $9,517 in private label fees.

COSTS AND EXPENSES

General and administrative expenses were $3,819,526 during the nine months ended January 31, 2006, compared to $1,523,941 during the nine months ended January 31, 2005, an increase of $2,295,585, or 151%. Expenses incurred during the current nine month period consisted primarily of the following expenses:
Compensation and related costs, $947,440; Accounting, audit and professional fees, $219,785; Consulting fees, $2,142,477; Rent, $114,404; and Travel and entertainment, $58,457. Expenses incurred during the comparative nine month period consisted primarily of the following expenses: Compensation and related costs, $623,400; Accounting, audit and professional fees, $143,038; Consulting fees, $164,068; Rent, $50,364; Travel and entertainment, $58,480 License fees, $150,633, and the value of warrants issued to the private placement agent of $105,303. Of the current nine months consulting expense, $1,590,000 will be paid through the issuance of 2,650,000 shares of common stock.

In connection with its private placement transactions, the Company has expensed non-cash costs of $406,665 during the nine months ended January 31, 2006 related to warrants granted to the private placement agent, with no related expense during the comparative period. The Company also incurred a non-cash charge of $605,442 during the nine months ended January 31, 2006 related to shares of common stock issued or to be issued in connection with debt financing and has recorded an expense of $2,040,000 related to the failure to file a registration statement or have an effective registration statement covering the underlying shares of common stock issuable upon conversion of it preferred stock and the related warrants. This expense will be settled through the issuance of shares and warrants. There were no comparable expenses during the nine months ended January 31, 2005. We have also recorded non-cash income of $126,177 related to the decrease in value of warrants issued with registration rights. The fair value of these warrants is classified as a liability on the balance sheet.

NET LOSS

We incurred a net loss before preferred dividends of $6,734,000 for our nine months ended January 31, 2006 as compared to $1,493,850 for the corresponding interim period in 2005. The $5,240,150 or 351% increase in our net loss before preferred dividends for our nine month interim period ended January 31, 2006 was attributable primarily to a $2,295,585 increase in general and administrative expense and a net increase of $2,924,771 in non-cash financing costs.

We also incurred preferred dividend expense of $1,886,683 for our nine month period ended January 31, 2006 with an expense of $810,000 in the corresponding interim period of 2005. The increase in preferred dividend expense was attributable to the sale of convertible preferred stock that commenced in December, 2004 and concluded in July 2005. In addition to dividends payable on the outstanding preferred stock, preferred dividend expense for 2006 and 2005 includes an aggregate charge of $1,775,000 and $810,000, respectively, related to warrants issued with the convertible preferred stock and a beneficial conversion feature associated with the preferred stock.

Our net loss attributable to common stockholders increased to $8,620,683 for our nine month period ended January 31, 2006 as compared to $2,303,850 for the corresponding period in 2005. The $6,316,833 increase in net loss attributable to common stockholders for our nine month period ended January 31, 2006 was due to the $5,240,150 increase in our net loss before preferred dividends, increased by the aforesaid $1,076,683 increase in preferred dividend expense.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2006, the Company had a working capital deficit of $3,023,127. The Company generated a deficit in cash flow from operations of $2,172,063 for the nine months ended January 31, 2006. This deficit is primarily attributable to the Company's net loss from operations of $6,734,000, partially offset by depreciation and amortization of $58,045 and the fair value attributed to stock and warrants issued of $1,172,910, and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses increased by $3,458,030, deferred revenue increased by 91,860 and prepaid expenses and deposits increased by $184,675. Included in accounts payable and accrued expenses at January 31, 2006 are accrued penalties of $2,040,000 related to the failure to file a registration statement or have an effective registration statement covering the underlying shares of common stock issuable upon conversion of it preferred stock and the related warrants. This expense will be settled through the issuance of shares and warrants or the cancellation of the obligation through negotiation with shareholders. Also included in accounts payable and accrued expenses at January 31, 2006 are accrued consulting and advisory fees of $1,590,000, which will be paid through the issuance of 2,650,000 shares of common stock.

The Company, pursuant to the terms of the private placement of Series A Convertible Preferred Stock with Warrants (the "Units"), which placement had its final closing on July 27, 2005, is required to issue to the holders of such Units and the Placement Agent penalty shares such that the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock and the exercise of the Warrants and the Placement Agent Warrants shall be increased each month until the Company files with the Securities and Exchange Commission (the "SEC"),a registration statement registering the common shares underlying the Units. As of January 31, 2006, the aggregate number of penalty shares accrued for the shares issuable upon conversion of the Series A Convertible Preferred Stock is 1,953,290 and the fair value expensed for these shares at January 31, 2006 is $1,332,000. The aggregate number of penalty shares accrued upon exercise of the Warrants and Placement Agent Warrants is 1,140,146 and the fair value expense for these shares at January 31, 2006 is $708,000. Additionally, for each month, or fraction thereof, subsequent to January 2006 and until such registration statement is filed, the Company will be required to issue an additional 574,498 penalty shares for the shares issuable upon conversion of the Series A Convertible Preferred Stock and 335,537 penalty shares upon exercise of the Warrants and Placement Agent Warrants. Pursuant to the terms of the $3 million private placement of the Company's common stock which commenced in December 2005 (the "PPM"), the Company is required to file with the SEC a registration statement registering the common shares sold pursuant to the PPM. If such registration statement is not filed within thirty days of the final closing of the PPM, and for each month or fraction thereof until such registration is filed, the Company will be required to issue up to 179,487 additional penalty shares to the purchasers of the PPM and the Placement Agent. The Company intends to file, within 30 days of the final closing of the PPM, a registration statement with the SEC registering all required shares pursuant to the Unit and PPM offerings. As of March 16, 2006, the Company has obtained, from Unit holders, conditional waivers which cancel the Companies obligation to issue a total of approximately 775,000 penalty shares representing valuation expense of approximately $524,000 at January 31, 2006. Assuming the condition is met the $524,000 will be recognized as a reduction of non-cash financing cost with a like reduction in accrued accounts payable. Such waivers are conditioned upon the Company filing with the SEC a registration statement registering the common shares underlying the Units within 30 days of the final closing of the Company's current private placement offering. The Company is seeking to obtain penalty waivers from the remaining Unit holders and Placement Agent. There is no assurance that such additional waivers can or will be obtained.

Cash flows used in investing activities for the nine months ended January 31, 2006 was $592,976, primarily due to the purchase of property and equipment of $32,390, payments for motorcycles and vehicles of $200,524 and investments in leases of $353,562.

The Company met its cash requirements during the nine month period through net proceeds from the issuance of equity of $3,319,497, debt financing of $372,675 and subscriptions for units of our securities, consisting of one share of common stock and a warrant to purchase one share of common stock exercisable for three years at $0.80 per share, of $330,000, all partially offset by payments on bridge loans and other financing of $357,244. Additionally, the Company has received limited revenues from leasing and financing motorcycles and other vehicles, its recently launched private label programs and from dealer sign-up fees.

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

We estimate that we will need approximately $1,750,000 in additional funds to fully implement our business plan during the next twelve months for a credit line reserve and for our general operating expenses. As of the date of this filing, we have more than sufficient operating capital to continue our planned business operations for the next twelve months and for our general operating expenses. Although the Company obtained a senior credit facility in July 2005, which allowed us to commence our initial active operations, this facility finances only three of our five credit tiers, thus we will need to obtain additional credit facilities to fully implement our business plan. We are presently seeking those additional credit facilities and long term debt. This additional, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources to finance our growth, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

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

We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to develop profitable operations. We are devoting substantially all of our efforts to developing our business and raising capital. Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We do not anticipate the sale or acquisition of any significant property, plant or equipment during the next twelve months.

NUMBER OF EMPLOYEES

From our inception through the period ended January 31, 2006, we have relied on the services of outside consultants for services and currently have nine employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policy involves the most complex, difficult and subjective estimates and judgments.

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

STOCK-BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the fourth quarter of 2006. Management has elected to apply Statement 123R in the third quarter of fiscal year 2006.

RECENT ACCOUNTING PRONOUNCEMENT

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. Management is assessing the implications of this standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2006 and thereafter.

In February 2006, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event," which amends SFAS No. 123(R) to require that options issued with a cash settlement feature that can be exercised upon the occurrence of a contingent event that is outside the employee's control should not be classified as liabilities until it becomes probable that the event will occur. For companies that adopted SFAS No. 123(R) prior to the issuance of the FSP, application is required in the first reporting period beginning after February 3, 2006. Currently, the Company has no stock options outstanding with contingent cash settlement features, and as a result, the FSP will not impact the Company's consolidated financial statements.

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

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our bylaws provide, however, that our directors shall have no liability to us or to our shareholders for monetary damages for breach of fiduciary duty as a director except with respect to (1) a breach of the director's duty of loyalty to the corporation or its stockholders,
(2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (3) liability which may be specifically defined by law or (4) a transaction from which the director derived an improper personal benefit.

CONTINUED CONTROL OF CURRENT OFFICERS AND DIRECTORS

The present officers and directors own approximately 62% of the outstanding shares of common stock, without giving effect to shares underlying convertible securities, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of Sparta, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

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

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, who is also presently serving as our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2005, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we entered into an agreement with an individual for business consulting services for a term of one year pursuant to which we agreed to issue 250,000 shares of common stock as compensation. These shares have not yet been issued as of January 31, 2006.

In July 2005, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we entered into an agreement with an individual for investor relations consulting services for a term of two years, with services beginning in August 2005, pursuant to which we agreed to issue 600,000 shares of common stock per year as compensation. We issued 300,000 shares in September 2005 and 300,000 shares in October 2005 to the consultant as compensation for the first year of services. We issued 250,000 shares in March 2006, in advance for the second year of the agreement.

In October 2005, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we sold to an accredited investor 300,000 units of our securities at $0.60 per unit, for gross proceeds of $180,000. Each unit consists of (i) one share of common stock and (ii) a warrant to purchase one share of common stock, exercisable for three years at $0.80 per share. These shares have not yet been issued as of January 31, 2006. We used the proceeds for working capital purposes.

In November 2005, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we sold to two accredited investors an aggregate of 250,001 units for gross proceeds of $150,000. Each unit consists of (i) one share of common stock and (ii) a warrant to purchase one share of common stock, exercisable for three years at $0.80 per share. These shares have not yet been issued as of January 31, 2006. We used the proceeds for working capital purposes.

In December 2005, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we entered into agreements with three accredited investors for bridge loans in the aggregate amount of $175,000. The bridge loans were to mature on March 31, 2006, together with simple interest at the rate of 10% per annum. As part of the loan, we agreed to issue the lenders as an equity kicker an aggregate of 70,000 shares of our common stock. These shares have not yet been issued as of January 31, 2006. In the event of default on repayment, as penalty, the simple interest rate on the unpaid principal shall be increased to a rate of 20% per annum commencing from the date of default, and the number of shares issuable as an equity kicker shall be increased by 50% for each month that such default has not been cured. The loans were repaid in January 2006.

On December 21, 2005, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company granted stock options to purchase an aggregate of 160,000 shares of the Company's common stock, exercisable for a period of up to ten years from the date of grant at $0.59 per share, subject to vesting criteria through March 2009, to two employees.

On December 22, 2005, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company entered into an agreement with Maxim Group, a placement agent, pursuant to which Maxim was granted 2,650,000 shares of the Company's common stock as payment for services rendered and to be rendered.. These shares have not yet been issued as of January 31, 2006.

In December 2005 and January 2006, we sold 10,151,399 shares of our common stock in a private placement to accredited investors for an aggregate purchase price of $1,979,523. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. We granted the investors registration rights with respect to the shares of common stock purchased. In connection with the private placement, the Company granted 1,015,140 common stock purchase warrants, exercisable for five years at $0.2145 per price, to the placement agent.

In February 2006, we sold 1,565,667 shares of our common stock in a private placement to accredited investors for an aggregate purchase price of $305,305. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. We granted the investors registration rights with respect to the shares of common stock purchased. In connection with the private placement, the Company granted 156,567 common stock purchase warrants, exercisable for five years at $0.2145 per price, to the placement agent.

In March 2006, we sold 4,039,200 shares of our common stock in a private placement to accredited investors for an aggregate purchase price of $787,644. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. We granted the investors registration rights with respect to the shares of common stock purchased. In connection with the private placement, the Company granted 156,567 common stock purchase warrants, exercisable for five years at $0.2145 per price, to the placement agent.


ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number  Description of Exhibit
--------------  ----------------------------------------------------------------
Exhibit 10.1*   Form of Warrant included in Units
Exhibit 10.2*   Form of Loan Agreement, December 2005
Exhibit 10.3    Form  of  Subscription  Agreement  (Incorporated by reference to
                Exhibit 10.1 of Form 8-K filed on January 4, 2006)
Exhibit 11 Statement re: computation of per share earnings is hereby incorporated by reference to "Financial Statements" of Part I
                - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.
Exhibit 31.1* Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Securities Exchange
                Act Rule 13a-14(a)/15d-14(a)
Exhibit 32.1* Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350


----------
*     Filed herewith.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SPARTA COMMERCIAL SERVICES, INC.

Date: March 22, 2006                            By: /s/ Anthony L. Havens
                                                    ----------------------------
                                                    Anthony L. Havens
                                                    Chief Executive Officer and
                                                    Principal Financial Officer