Form 10KSB
period 2006-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2006-08-22
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

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

Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The issuer’s revenues for its most recent fiscal year: $169,106.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on July 31, 2006 was $9,099,623.83

As of July 31,, 2006, we had 121,216,180 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

SPARTA COMMERCIAL SERVICES, INC.

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Overview

Sparta Commercial Services, Inc. (“Sparta” “we,” “us,” or the “Company”) is a Nevada corporation.

Our business plan is to provide dealers of powersports vehicles with an alternative source of financing for new and used motorcycles. We developed proprietary web-based solutions for processing, financing and leasing of new and used powersports vehicles.  Currently, we offer a private label program, lease and retail installment sales finance contracts to numerous dealerships in powersports industry. Our business model focuses on select motorcycles (i.e., 550cc and higher), 4-stroke all-terrain vehicles (ATVs), and select scooters. Our management believes that the emphasis on these products eliminates a number of vehicles that often under-perform due to the demographics of the purchaser and/or excessive depreciation in the market value of certain vehicle models.

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

Effective December 27, 2004, pursuant to a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada, our authorized capital was reduced from 700,000,000 shares, of which 690,000,000 shares were common stock and 10,000,000 shares are preferred stock, to 350,000,000 shares, of which 340,000,000 shares are common stock and 10,000,000 shares are preferred stock. In connection with the decrease in authorized capital, we effected a 1:200 reverse stock split, with fractional shares paid in cash, followed immediately by a 25:1 forward stock split.

On December 28, 2004, we filed a Certificate of Designation with the Secretary of State of the State of Nevada in connection with its 10,000,000 shares are preferred stock, designating 35,850 shares as Series A Redeemable Preferred Stock.

Our Business

We are a specialized consumer finance company engaged primarily in the origination of leases and the purchase of retail installment sales contracts of new and used motorcycles, scooters, and ATVs. We believe that the market for consumer finance programs for motorcycles and ATVs is underserved by traditional lenders.

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

Retail Installment Sales Contracts and Leases

Retail Installment Sales - Sparta purchases retail installment sales contracts from both franchised and independent powersports dealers who qualify as Sparta Authorized Dealers and/or as Private Label Authorized Dealers under Sparta’s Private Label Programs. Sparta has developed policies and procedures for credit evaluation, collections, insurance follow up, and asset recovery. Sparta imposes strict credit criteria to determine which retail installment sales contract applications to approve. This credit criterion has been developed to be in compliance with the credit criterion required by our lenders. The dealers understand that if they consummate a credit transaction with a buyer on whose application we have given them a conditional approval that Sparta will purchase that contract if it is in full compliance with all terms and conditions of that approval and contained in our dealer agreement.

To insure that Sparta’s Credit Evaluation Process and Collateral Guidelines are consistently applied and that the credit/underwriting decision process provides rapid decisioning to Sparta Authorized Dealers and the Private Label Dealers, Sparta has developed a point of sale credit application and contract decisioning system. This system is named “iPLUS” and is structured as an Application Service Provider (“ASP”) and has the capability of providing the dealer with conditional approvals in less than sixty seconds, seven days a week, twenty-four hours a day. This technology provides quick, consistent credit decisions for our dealer network and reduces the number of credit analysts required, thereby, reducing Sparta’s personnel expense. Depending on Sparta’s arrangement with its lending sources, in the case of consumer finance contracts, Sparta may finance its purchase of the contracts by borrowing from a lending source and pledging the retail finance contracts as collateral for the loan.

All of the installment sale contracts will be secured by qualified, titled motorcycles with 550+cc and higher engines, 4-stroke all-terrain vehicles (ATVs), or select scooters. Customer financing needs are projected to range from approximately $2,000 to $35,000. Contract terms of 24 to 60 months will be offered.

Leases - Sparta purchases qualified vehicles for lease to customers of its Sparta Authorized Dealers and/or Private Label Dealers. While the steps in the leasing process are almost identical to those in the installment sales contract process, the major difference is that when a lease “approval” is transmitted to a dealer, the “approval” describes the terms and conditions under which Sparta will purchase a specific vehicle from the dealer and lease it to the applicant. Unlike an installment service contract which finances a customer’s purchase of a vehicle owned by the customer, the lease contract contains the payment terms and conditions under which Sparta will allow the customer to use (lease) the vehicle, which is owned by Sparta, and also contains a vehicle purchase price option which provides the customer with the right to purchase the vehicle at the lease-end. Depending on Sparta’s arrangement with its lending sources, in the case of leases, Sparta may finance its purchase of leased vehicles by borrowing from a lending source and assigning or pledging the lease and leased vehicle as collateral for the loan. Lease terms range from 24 to 60 months, although most lease terms are either 36 or 60 months. Leases generally have lower monthly payments than retail installment sales contracts because they finance only part of the vehicle with the balance being financed by the lessor.

Private Label Programs for Manufacturers and Distributors

To date, we have entered into four "private label" 5-year financing agreements with the U.S. distributors of major manufacturers of scooters and ATVs. Under these agreements, we allow the manufacturer to put its name on our finance and lease products, and offer such financing facilities to its dealers for their customers. We own the retail installment sales contracts and leases generated under these "private label" programs, and derive revenues from sales of the distributor's product line to the dealer's customers. The private label program also expands our dealer base by the number of dealerships in the distributor's chain, thereby generating additional opportunities to sell our own financial services to these dealers for their customers interested in non-"private label" vehicles.

These four distributors have over 1,200 dealers who, in addition to becoming our Private Label dealers, can sign up to become our Authorized Dealers, which will enable them to use us as a source for financing their non-private label vehicles.

Revenue From Ancillary Products And Services

We expect to receive additional revenue related to servicing our portfolio, such as lease acquisition fees, late payment fees, vehicle disposition fees at lease-end, early termination fees, charges for excess wear-and-tear on leased vehicles, and from ancillary products and services.

We are being positioned as a full service organization providing products and services to its dealers that are costly to obtain on an individual dealer basis. Also, we offer a private label GAP (Guaranteed Auto Protection) plan for our dealers:

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

Revenue From Remarketing Off-Lease And Repossessed Vehicles

Re-leasing to Original Lessees - Management commences its re-leasing efforts as early as eleven months prior to the end of the scheduled lease term. Lessees’ options are expected to include: extending the lease, returning the vehicle to Sparta or buying the vehicle at the buy-out option price established at the beginning of the lease. Sparta’s policy requires lessees who wish to return their vehicles, return the vehicle to the originating dealer. If the lessee has moved, then the vehicle should be returned to the Sparta Authorized Dealer closest to the lessee. If this is impracticable, then Sparta will arrange to have the vehicle transported at the lessee’s expense.

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

Credit and Collections

Policies and Procedures

Based on management's experience in vehicle financing and leasing, we have developed policies and procedures for credit evaluation, collections, insurance follow up, and asset recovery. We impose strict credit and demographic criteria to determine which retail installment sales contracts and lease applications are approved.

Credit Evaluation Process and Collateral Guidelines

To insure that Sparta’s Credit Evaluation Process and Collateral Guidelines are consistently applied and that the credit/underwriting decision process provides rapid decisioning to Sparta Authorized Dealers and the Private Label Dealers, Sparta has worked closely with a leading provider of interactive credit accessing and decisioning solutions, to develop the iPLUS point of sale credit application and contract decisioning system.

iPLUS Internet Purchasing Leasing Underwriting Servicing)

Sparta’s retail installment sales contract and leasing programs are delivered through a proprietary, web-based, credit application processing system. This system is named iPLUS and is structured as an Application Service Provider (“ASP”) and has the capability of providing the dealer with conditional approvals seven days a week, twenty-four hours a day. This system also provides the powersports dealer with system capabilities comparable to those of new car franchises. Sparta believes iPLUS will provide the Sparta Authorized Dealers and Private Label Dealers with a competitive advantage and will increase Sparta’s ability to garner a larger share of the dealer’s business. Although we intend to add additional features, iPLUS is currently being utilized by us.

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

Sparta conducts both applicant credit risk and asset evaluation before approving financing. Sparta’s policy is that it will not finance more than 100% of a vehicle’s retail value, but Sparta may lend an additional 10% above retail value to cover add-ons, extended warranty and other costs. Should the customer seek financing above this threshold, Sparta intends to ask for a down payment from the borrower or lessee to close the gap between selling price and retail value. The size of the down payment will be a function of the applicant’s credit rating, stability, budget, and the value of the underlying asset.

Collection Procedures

Approving retail installment sales contracts and leases that comply with the policies and procedures established by Sparta is just the first step. A principal factor in the success of Sparta’s business model is its ability to track contract and lease performance.

A third party provides the software Sparta uses to manage its assets, customer base, collections, insurance, and accounting systems. Using a variety of basic and customized reports generated by this software, Sparta monitors its customers’ compliance with their obligations under retail installment sales contracts or lease contracts. These reports are accessed on a real-time basis by employees of Sparta and are distributed to management personnel for review. The reports include delinquency reports, collection tickler (promises) reports, insurance status reports, termination reports, inventory reports, maturing contract reports, etc.

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

Market Information

As reported in the 2005 Annual Statistical Report of the Motorcycle Industry Council), retail sales of new motorcycles have grown steadily from 1991 through 2005. North American registrations of new 651cc and higher motorcycles reached 517,600 in 2005. This represents a 5% increase over 2004. Registrations have increased for 14 consecutive years. Retail sales of new and used motorcycles reached $10.7 billion in 2004.

U.S. sales of new ATVs were estimated to be 780,435 units in 2005 with a market value of $1.6 billion and scooter sales approached 57,000 in 2005 and are growing at a 17% annual rate, as reported in Powersports Business Magazine in the April 3, 2006 issue.

Sales and Marketing

Normally, vehicle finance programs are sold primarily at the dealer level, rather than the consumer level. Our strategy is to utilize a direct sales force that promotes our products and services to qualified dealers, train them, and provide them with point-of-sale marketing materials. Our vehicle financing programs are already gaining market acceptance as evidenced by the four Private Label Contracts. This direct sales force will be comprised of Marketing Group and a Dealer Support Group.

The Marketing Group will continue to work directly with the manufacturers and distributors to obtain additional Private Label affiliations and to monitor our competition. The Private Label partners will assist us directly in training the Private Label Dealers. This will be done at the manufacturers/distributors place of business, at industry shows, or with a group of dealers in a common geographic area.

The Dealer Support Group accepts dealer application packages from dealers that want to be either or both our Authorized Dealers or Private Label Dealers. They then notify the approved dealers that they have been approved and provide them with the required information to process applications and print contracts through iPLUS, including a Dealer Sign Up packet. The Dealer Support Group is available to directly assist dealers by telephone and follow up with dealers on conditional approvals to assist dealers in forwarding the funding packages to us for purchase. This group will also accept all incoming calls from dealers, answering their inquiry or directing them, if necessary, to the appropriate department.

Authorized dealers are able to advertise both new and used vehicles in the Classified Section of our website, at no cost to the dealer. Sparta plans to use this feature of the website to remarket its own inventory (both repossessed and returned end-of-term vehicles) throughout the country. Our exclusive “Second-Chance Express” program for customers with a poor or limited credit history was created to help re-market our inventory. Incentives are in place for authorized dealers who sell or lease either our inventory vehicle at their dealership or one that is at another dealership in our network.

While we do not market or sell directly to consumers, we expect consumers to visit our website. We have provided a consumer oriented PowerPoint presentation for their review. Additionally, visiting consumers will be able to view our advertising, news and find general information about vehicle makes and models, road rallies, and other areas of powersports interest. They will also be able to utilize our Dealer Locator to find the nearest Authorized dealer or Private Label Dealer in their area. Consumers will be able to view the Classified Section of the website and any consumer inquiring about the program will be directed to our nearest authorized dealer.

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

There are few companies that provide nationwide dealer-based leasing options in the motorcycle industry segment, and these tend to be private label factory programs supporting their own brands. Because of their narrow focus (such as requiring that the equipment be covered by the brand's warranty); these companies have met with limited success.

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

Sparta competes for customers with commercial banks, savings and loans, credit unions, consumer financing companies, and manufacturers finance subsidiaries. Additionally, some powersports manufacturers such as Harley-Davidson and BMW have subsidiaries that provide financing.

The more significant competitors of Sparta include: GE Retail Services, Capital One and HSBC/Household Bank. To management’s knowledge, none of these firms offer leases for powersports vehicles.

The largest of these firms, GE Retail Services, markets both directly to dealers in Powersports market and through Co Branded private label programs. GE recently has co-branded with Yamaha, Moto Guzzi, Aprillia Brands and other national manufacturers and distributors of Powersports and recreational products such as Coachmen Industries. GE also offers dealer and distributor floor plan financing and private label credit cards.

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

Employees

As of May 12, 2006, we had 15 full-time employees.

None of our employees are covered by a collective bargaining agreement. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 462 Seventh Avenue, 20th Floor, New York, NY 10018. We have an agreement for use of office space at this location under a lease expiring on November 30, 2007. The office space contains approximately 7,000 square feet. The annual rate is $167,280 (annualized) for the first six months of calendar year 2006, $174,080 (annualized) for the second six months of calendar year 2006, and $178,432 for the calendar year 2007.

We believe that our existing facilities will be adequate to meet our needs for the foreseeable future. Should we need additional space, management believes it will be able to secure additional space at commercially reasonable rates. Our offices are adequately covered by insurance for claims arising out of such occupancies.

ITEM 3. LEGAL PROCEEDINGS

As at April 30, 2006, we were not a party to any material pending legal proceeding. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “SRCO”. The following table sets forth, for the calendar periods indicated, the range of the high and low last reported bid prices of our common stock, as reported by the OTCBB. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	High	Low

Fiscal Year 2005 (May 1, 2004 - April 30, 2005)
First quarter (May 1, 2004 - July 31, 2004)	$1.60	$0.80
Second quarter (August 1, 2004 - October 31, 2004)	$0.96	$0.48
Third quarter (November 1, 2004 - January 31, 2005)	$0.96	$0.48
Fourth quarter (February 1, 2005 - April 30, 2005)	$1.05	$0.45

Fiscal Year 2006 (May 1, 2005 - April 30, 2006)
First quarter (May 1, 2005 - July 31, 2005)	$1.01	$0.25
Second quarter (August 1, 2005 - October 31, 2005)	$0.96	$0.59
Third quarter (November 1, 2005 - January 31, 2006)	$0.81	$0.41
Fourth quarter (February 1, 2006 - April 30, 2006)	$0.73	$0.42

Holders

The approximate number of holders of record of our common stock as of April 30, 2006 was 3,004, excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2006, we had outstanding 19,795 shares of Series A Convertible Preferred Stock, $.001 par value. The shares pay a 6% annual dividend which may be paid in cash or shares of common stock at the Company’s option. We have not as of July 30, 2006 distributed any dividends, in cash or in shares of common stock.

Transfer Agent

The transfer agent for our common stock is Executive Registrar & Transfer Inc.

Recent Sales of Unregistered Securities

In July 2005, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we entered into an agreement with an individual for business consulting services for a term of one year pursuant to which we agreed to issue 250,000 shares of common stock as compensation. These shares were issued in July 2006.

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

In October 2005, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we sold to an accredited investor 300,000 units of our securities at $0.60 per unit, for gross proceeds of $180,000. Each unit consists of (i) one share of common stock and (ii) a warrant to purchase one share of common stock, exercisable for three years at $0.80 per share. These shares have not yet been issued as of April 30, 2006. We used the proceeds for working capital purposes.

In November 2005, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we sold to two accredited investors an aggregate of 250,001 units for gross proceeds of $150,000. Each unit consists of (i) one share of common stock and (ii) a warrant to purchase one share of common stock, exercisable for three years at $0.80 per share. These shares have not yet been issued as of April 30, 2006. We used the proceeds for working capital purposes.

In December 2005, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we entered into agreements with three accredited investors for bridge loans in the aggregate amount of $175,000. The bridge loans were to mature on March 31, 2006, together with simple interest at the rate of 10% per annum. As part of the loan, we agreed to issue the lenders as an equity kicker an aggregate of 70,000 shares of our common stock. These shares were issued in July 2006. In the event of default on repayment, as penalty, the simple interest rate on the unpaid principal shall be increased to a rate of 20% per annum commencing from the date of default, and the number of shares issuable as an equity kicker shall be increased by 50% for each month that such default has not been cured. The loans were repaid in January 2006.

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

On December 22, 2005, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company entered into an agreement with Maxim Group, a placement agent, pursuant to which Maxim was granted 2,650,000 shares of the Company's common stock as payment for services rendered and to be rendered. These shares were in the quarter ended April 30, 2006.

In March 2006, we concluded a private placement, commenced in December 2005, to raise up to $3,500,000 through the sale of our common stock in which sold at a price of $0.195 per share. In transactions with accredited investors exempt from registration pursuant to Section 4(2) of the Securities Act we sold an aggregate of 17,555,369 shares for proceeds of $3,423,297. The private placement was conducted by a placement agent on a best efforts basis. The common stock was being offered solely to accredited investors. The placement agent received 10% of the cash proceeds from the private placement and reimbursement for expenses, and warrants to purchase 1,755,537 shares of our common stock, exercisable for five years at $0.2145 per share from the date of issuance.

In March 2006, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we entered into an agreement with an individual for business consulting services for a term of one year, with services beginning in March 2006, pursuant to which we agreed to issue 70,000 shares of common stock as compensation. We issued the shares in July 2006.

In April 2006, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we entered into an agreement with American Capital Ventures, Inc. for investor relations consulting services for a term of thirty six months, with services beginning in April 2006. Pursuant to the agreement, we agreed to issue, during the course of the consulting term, unless earlier terminated, up to 3,050,000 shares of common stock as compensation, as follows: 550,000 shares upon the execution of the agreement; and 69,500 shares per month for the first thirty four months, and 68,500 shares per month for the final two months of the consulting term. We issued 550,000 shares in May 2006, 139,000 shares in June 2006, and 69,500 shares in July 2006. We agreed to include in our next registration statement the shares of common stock issued pursuant to the agreement.

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

The following discussion and analysis should be read in conjunction with the information set forth in the audited consolidated financial statements for the years ended April 30, 2006 and April 30, 2005 and footnotes found in the Company's Annual Report on Form 10-KSB.

Unless otherwise stated, the discussion and analysis refers to the business of Sparta Commercial Services, Inc. and does not refer to the operations for our former business which was essentially a non-operating shell company.

INTRODUCTORY STATEMENT

During the period from inception till January 31, 2005 we were a developmental stage company, setting up credit procedures, setting our arrangements with vehicle distributors, obtaining personnel, seeking financing to support our developmental efforts, and seeking credit facilities. In fiscal year 2005, we began to obtain regulatory approval in several states, where required, prior to commencing active operations. We were actively signing up dealers to participate in our financing programs, including our private label financing programs. In July 2005, we completed a $3 million private placement of units consisting of 6% Series A convertible, redeemable preferred stock, and three-year common stock warrants. Also in July 2005, we obtained a secured senior credit facility with an institutional lender on an offering basis and subject to the performance of our portfolio. This facility provides us with an open-ended, flexible funding source for the origination of lease and finance receivables. In March 2006, we completed a private placement of $3.4 million of our common stock.

To date, we have generated limited sales revenues, have incurred expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from October 1, 2001 (date of Sparta's inception) through April 30, 2006, we have accumulated losses of $14,150,429. Of such losses, $5,541,248 was attributable to non-cash charges for stock and warrant issuance and $3,585,000 of these charges were for the intrinsic value of the imbedded beneficial conversion feature for the Preferred Stock holders.

We are now approved to do business in 31 states. In February 2006, we attended, for the first time as an exhibitor, the dealer only trade show, “Dealer EXPO 2006,” Over 250 dealer personnel visited our booth and were given individual on-line demonstrations of our iPLUS credit decisioning system. As of April 30, 2006, 1,110 dealers have logged onto our web site and downloaded dealer applications and of that number, 273 have been approved as Sparta Authorized Dealers. We have signed four manufacturers to our private label programs, and are in negotiations with other manufacturers who have indicated an interest in a private label program. Additionally, we have signed third party marketing arrangements with recognized industry leaders, Lemco Management Group/RPM Management, 700Credit, Inc. and Innovative Business Solutions Group. These firms will introduce our finance and lease programs to their combined 1,000+ dealer base and will assist in the training and servicing of our new and existing dealers. As a result of this rapid expansion, we have quadrupled our field marketing staff.

RESULTS OF OPERATIONS
COMPARISON OF THE YEAR ENDED APRIL 30, 2006 TO THE YEAR ENDED APRIL 30, 2005

For the year ended April 30, 2006, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will begin to earn increasing revenues from operations in fiscal 2007 as we have completed our transition to an operating company.

Revenues

Revenues totaled $169,106 in fiscal 2006 compared to $65,833 revenues in fiscal 2005. Fiscal 2006 revenue was comprised of 136,700 in income from Operating Leases and Retail Installment Sales Contracts, $13,200 in private label fees, $7,347 in dealer fees, $506 in interest income and $11,353 in other fees and income.

Costs and Expenses

The Company incurred licensing fees of $67,000 for the year ended April 30, 2006 and $150,663 for the year ended April 30, 2005, respectively. The costs incurred were for the licensing of certain proprietary software, operating systems and processes for use in connection with the extension of credit and underwriting techniques for the purchase and lease of motor vehicles. The decrease from fiscal 2005 to fiscal 2006 reflects the fact that this process is completed.

The Company incurred organization costs of $197,507 for the year ended April 30, 2006, and $294,408 for the year ended April 30, 2005, respectively. Organizational costs consist of establishing business procedures, filing to do business web site development and related activities. The year to year decrease in organization costs is primarily attributed to the wind down of organizational activity.

The Company incurred compensation costs of $1,228,856 for the year ended April 30, 2006 compared with $828,298 in fiscal 2005. The increase is related to the costs of the Company increasing its employee base during the year from 8 employees at fiscal year end 2005 to 15 at fiscal year end 2006. Additionally, for the fiscal year ended 2006 we incurred $93,436 in costs for temporary help versus $4,317 for fiscal year ended April 30, 2005. As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries and issue common stock to consultants and employees.

The Company paid $337,221and $233,333 to its Chairman and Chief Executive Officer, in fiscal 2006 and 2005, respectively. These payments were charged to operations, and are included in the compensation costs shown above.

In connection with placement transactions, the Company expensed non-cash costs of $406,665 for the year ended April 30, 2006 and $383,284 to issue warrants to the private placement agent for the year ended April 30, 2005 These amounts were charged to financing costs. The Company has expensed non-cash costs of $1,775,000 and $1,810,000 respectively for the fiscal years ended April 30, 2006 and 2005. These charges were for the intrinsic value of the imbedded beneficial conversion feature for the Preferred Stock holders. At April 30, 2006 and April 30, 2005, accrued preferred dividends of $141,255 and $28,906 respectively were charged to retained earnings. Additionally, for the fiscal year ended April 30, 2006 the Company charged $652,910 to financing costs representing the value of shares issued to settle debts and shares issuable for the Company’s failure to timely file a registration statement in connection with a private placement. .

The Company incurred consulting costs of $2,552,304 for the year ended April 30, 2006, as compared to $84,365 for the year ended April 30, 2005. Of the costs incurred in fiscal 2006, $2,285,604 were non-cash charges representing the market value of shares of the Company’s common stock issued to a private placement agent and to consultants.

The Company incurred legal and accounting fees of $335,938 for the year ended April 30, 2006, as compared to $197,384 for the year ended April 30, 2005. The increase in costs is related to legal and accounting expenses associated with finalizing the private placement and complying with various federal and state securities statutes, rules and regulations.

The Company incurred other operating expenses of $879,193 for the year ended April 30, 2006. Notable expenses in this category are rent of $142,584, depreciation and amortization of $112,904, repairs, maintenance and equipment of $86,807, travel of $63,030, filing fees of $57,561, advertising of $36,594, loss reserve of 36,152, telephone of $33,023, meals and entertainment of $29,084, utilities of $28,671, insurance of $23,067, interest of $22,684, postage of $19,411, printing of $15,184 and other normal operating costs totaling $172,437. In fiscal 2005, other operating costs totaled $791,647. Notable expenses in this category are the cost of a purchase option for a portfolio of equipment leases of $250,000, rent of $125,214, consulting expenses of $84,365, travel of $79,547, advertising of $28,107, telecommunications of $21,476 and depreciation of $22,626. The remainder is comprised of expenses for postage, shipping, storage, repairs and other normal operating costs

Net Loss

Our net loss attributable to common shareholders for the year ended April 30, 2006 was $7,872,772 in contrast to a loss attributable to common shareholders of $4,418,727 for the year ended April 30, 2005. The increase in net loss attributable to common shareholders was primarily due to increased compensation costs associated with an almost 100% increase in the number of employees as well as temporary employees, the fact that the Company incurred expenses related to the private placement transaction, consisting of a non-cash expense of a beneficial conversion discount of $1,775,000, non-cash expense of $2,285,604 for shares issued to our placement agent and consultants and non-cash expense of $406,665 for warrants issued to the placement agent in 2006 and to the fact that the Company has increased its resources and spending in 2006 as it completed the transition from a development stage to an operating entity.

Our net loss per common share (basic and diluted) attributable to common shareholders was $0.08 for the year ended April 30, 2006 and $0.05 for the year ended April 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2006, the Company had working capital of $345,246. The Company generated a deficit in cash flow from operations of $3,132,887 for the year ended April 30, 2006. This deficit is primarily attributable to the Company's net loss from operations of $5,956,517, adjusted for equity based compensation of $2,418,134, stock based financing costs of $973,607, depreciation and amortization of $112,904 allowance for loss reserve of $36,152 and a decrease in warrant liability of $198,176 and to changes in the balances of current assets, primarily an increase in loan proceeds receivable of $389,998 and pre-paid expenses of $51,939 and current liabilities, primarily a decrease in accounts payable of $213,717.

Cash flows used in investing activities for the year ended April 30, 2006 was $1,533,890, primarily due to investment in vehicle leases of $815,942, payments for motorcycles and other vehicles of $658,842, and the purchase of property and equipment of $52,606

The Company met its cash requirements during the period through net proceeds from the issuance of equity of $4,570,462 and obtaining net loans of $539,348 and common stock subscription of $330,000

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

We estimate that we will need approximately $1,800,000 in addition to our normal operating cash flow to conduct operations during the next twelve months. Based on capital received from equity financing to date, and certain indications of interest to purchase our equity, we believe that we have a reasonable chance to raise sufficient capital resources to meet projected cash flow deficits through the next twelve months. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our April 30, 2006 and 2005 financial statements included in the Company’s Annual Report states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

The primary issues management will focus on in the immediate future to address this matter include:

•	seeking additional credit facilities from institutional lenders;
•	seeking institutional investors for equity investments in our company; and
•	initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis.

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

Number of Employees

From our inception through the period ended April 30, 2006, we have relied on the services of outside consultants for services and currently have fifteen full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Website Development Costs

We have incurred costs to develop a proprietary web-based private label financing program for processing including web access, processing credit applications, consumer contracts and other related documents and processes. We elected to recognize the costs of developing its website and related intellectual property the website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs."" As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

ITEM 7  FINANCIAL STATEMENTS

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Sparta Commercial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Sparta Commercial Services, Inc., as of April 30, 2006 and 2005, and the related consolidated statements of losses, deficiency in stockholders' equity and cash flows for each of the two years in the period ended April 30, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sparta Commercial Services, Inc. at April 30, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note M to the accompanying financial statements, the company has suffered recurring losses from operations that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants
New York, New York
July 15, 2006

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2006 AND 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$856,382	$108,365
Lease and Retail installment sale contract receivables-current, net of reserve of $5,090 and $0 at April 30, 2006 and April 30, 2005 respectively (Note C)	206,986	14,764
Loan proceeds receivable	389,998	—
Prepaid expenses	51,939	—
Other current assets, net	4,250	6,700
Total current assets	1,509,555	129,829

Motorcycles and other vehicles under operating leases, net of accumulated depreciation of $75,873 and $13,392 at April 30, 2006 and April 30, 2005, respectively (Note B) and loss reserve of $16,409 and $0 at April 30, 2006 and April 30, 2005, respectively	667,286	99,886
Property and equipment, net of accumulated depreciation and amortization of $53,249 and $15,378 at April 30, 2006 and 2005, respectively (Note D)	121,544	106,809
Lease and Retail installment sale contract receivables, net of current portion and loss reserve of $14,653 and $0 at April 30, 2006 and April 30, 2005, respectively (Note C)	595,895	21,521
Restricted cash	112,503	—
Deposits	48,967	48,967
Total assets	$3,055,750	$407,012

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$424,692	$509,936
Accrued equity based compensation	333,600	—
Accrued equity bases penalties	47,468	—
Note payable, current (Note E)	358,549	300,000
Due to related party (Note F)	—	25,000
Total current liabilities	1,164,309	834,936

Deferred revenue (Note A)	186,245	23,100
Notes payable, long term	330,799	—
Warrant liability	834,924	—
Total liabilities	2,516,277	858,036

(Deficiency in) Stockholders' Equity: (Note G)
Preferred Stock, $0.001 par value: 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100. 19,795 and 18,100 shares of convertible preferred stock are issued and outstanding at April 30, 2006 and 2005, respectively.	1,979,500	1,810,000
Common Stock, $0.001 par value; 340,000,000 shares authorized, 114,180,301 and 86,005,415 shares issued and outstanding at April 30, 2006 and 2005, respectively	114,180	86,005
Common stock to be issued, 5,838,302	5,838	—
Common stock - subscribed	330,000	—
Additional paid-in-capital	12,553,884	3,930,629
Deferred compensation	(293,500)	—
Accumulated deficit	(14,150,429)	(6,277,658)
Total (deficiency in) stockholders’ equity	539,473	(451,024)
Total liabilities and (deficiency in) stockholders’ equity	$3,055,750	$407,012

See accompanying notes to consolidated financial statements

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF LOSSES

	For the Year Ended April 30,
	2006	2005

Revenue	$169,106	$65,833

Operating Expenses:
General and administrative	5,127,040	2,366,914
Payment for option to purchase portfolio from a related party	—	250,000
Depreciation and amortization (Note D)	112,904	28,740
Total Operating Expenses	5,239,944	2,645,654

Loss from Operations	(5,070,838)	(2,579,821)

Other expenses
Interest expense and financing cost, net	(1,077,355)	—
Change in value of warrant liability	198,176	—
Loss on sale of asset	(6,500)	—

Net Loss	(5,956,517)	(2,579,821)
Preferred dividend payable	141,255	28,906
Preferred dividend-beneficial conversion discount on convertible preferred	1,775,000	1,810,000
Net Loss Available to Common Stockholders	$(7,872,772)	$(4,418,727)
Basic and diluted loss per share	$(0.06)	$(0.03)

Basic and diluted loss per share attributed to common stockholders (Note I)	$(0.08)	$(0.05)

Weighted average common shares outstanding (basic and diluted), as restated for splits	95,479,102	85,812,006

See accompanying notes to consolidated financial statements

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED APRIL 30, 2006
	Preferred Shares	Stock	Common Shares	Stock Amount	Common Stock Shares	To be issued Amount	Stock Subscribed	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficiency)
Balance at April 30, 2004	—	$—	7,079,654	$7,080	17,920,346	$17,920	$—	$1,754,870	$—	$(1,858,931)	$(79,061)
Shares issued to Sparta members in relation to merger with Sparta Commercial Services LLC in February 2004 (Note B)	—	—	17,920,346	17,920	(17,920,346)	(17,920)	—	—	—	—	—
Balance of shares issued to members	—	—	60,795,625	60,796	—	—	—	(60,796)	—	—	—
Preferred shares sold for cash	18,100	1,810,000	—	—	—	—	—	—	—	—	1,810,000
Warrants issued to placement agent	—	—	—	—	—	—	—	383,284	—	—	383,284
Beneficial conversion feature and warrants deemed preferred dividend	—	—	—	—	—	—	—	1,810,000	—	—	1,810,000
Warrants Issued for services	—	—	—	—	—	—	—	89,980	—	—	89,980
Shares Issued For Notes Payable	—	—	96,155	96	—	—	—	(129,000)	—	—	(128,904)
Shares issued to employees	—	—	113,635	113	—	—		82,291	—	—	82,404
Net Loss	—	—	—	—	—	—	—	—	—	(4,418,727)	(4,418,727)
Balance at April 30, 2005	18,100	$1,810,000	86,005,415	$86,005	—	$—	$—	$3,930,629	$—	$(6,277,658)	$(451,024)

Preferred shares sold for cash	17,750	1,775,000	—	—	—	—	—		—	—	1,775,000
Cost of preferred shares	—	—	—	—	—	—	—	(182,484)	—	—	(182,484)
Shares issued upon conversion of preferred	(16,055)	(1,605,500)	10,291,666	10,291	—	—	—	1,595,209	—	—	—
Sale of shares for cash	—	—	11,717,067	11,717	5,838,302	5,838	-	2,960,391	—	—	2,977,946
Common stock subscribed	—	—	—	—	—	—	330,000	—	—	—	330,000
Warrants issued for services	—	—	—	—	—	—	—	406,665	—	—	406,665
Warrants issued to placement agent	—	—	—	—	—	—	—	(1,033,100)	—	—	(1,033,100)
Shares issued for financing cost	—	—	464,745	465	—	—	—	242,805	—	—	243,270
Shares issued for repayment of notes and accrued interest	—	—	651,124	651	—	—	—	485,802	—	—	486,453
Shares issued for severance	—	—	113,637	114	—	—	—	85,114	—	—	85,228
Shares issued for services	—	—	3,500,000	3,500	—	—	—	2,235,500	(293,500)	—	1,945,500
Shares issued upon cashless exercise of warrants	—	—	1,436,647	1,437	—	—	—	(1,437)	—	—	—
Employee options expense	—	—	—	—	—	—	—	53,806	—	—	53,806
Beneficial conversion feature and warrants deemed preferred dividend	—	—	—	—	—	—	—	1,775,000	—	(1,775,000)	—
Payments for fractional shares	—	—	—	—	—	—	—	(16)	—	—	(16)
Accrued preferred dividend	—	—	—	—	—	—	—	—	—	(141,254)	(141,254)
Net Loss	—	—	—	—	—	—	—	—	—	(5,956,517)	(5,956,517)
Balance at April 30, 2006	19,795	$1,979,500	114,180,301	$114,180	5,838,302	$5,838	$330,000	12,553,884	$(293,500)	$(14,150,429)	$539,473

See accompanying notes to consolidated financial statements

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,956,517)	$(2,579,821)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	112,904	28,740
Allowance for loss reserve	36,152	—
Amortization of deferred revenue	(13,200)	—
Amortization of deferred compensation	362,004	—
Equity based compensation	2,056,130	82,500
Stock based finance cost	973,607	473,264
Change in warrant liability	(198,176)	—
Loss on sale of assets	6,500	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Lease payments receivable	29,603	—
Prepaid expenses	(51,939)	—
Loan proceeds receivable	(389,998)	—
Other current assets	2,450	(6,700)
Restricted cash	(112,503)	—
Deposits	—	(48,967)
Increase (decrease) in:
Accounts payable and accrued expenses	(213,717)	399,309
Deferred revenue	176,345	23,100
Accrued registration penalty	47,468	—
Net cash used in operating activities	(3,132,887)	(1,628,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of asset	25,000	—
Cost of asset sold	(31,500)	—
Payments for motorcycles and other vehicles	(658,842)	(113,278)
Investment in leases	(815,942)	(36,285)
Purchases of property and equipment	(52,606)	(120,964)
Net proceeds from marketable securities	—	13,379
Net cash used by investing activities	(1,533,890)	(257,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock, net	1,592,517	1,681,000
Proceeds from sale of common stock, net	2,977,945	—
Advances from affiliate	—	25,000
Repayment of affiliate advances	(25,000)	(23,885)
Proceeds from notes	737,271	300,000
Payments on notes	(197,923)	—
Common stock subscription	330,000	—
Payments for fractional shares	(16)	—
Net cash provided by financing activities	5,414,794	1,982,115

Net increase in cash	748,017	96,392

Cash and cash equivalents, beginning of year	$108,365	$11,973
Cash and cash equivalents, end of year	$856,382	$108,365

Cash paid for:
Interest	$15,788	$—
Income taxes	—	—

See accompanying notes to consolidated financial statements

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

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

The Company is in the business as an originator and indirect lender for retail installment loan and lease financing for the purchase or lease of new and used motorcycles (specifically 550cc and higher) and utility-oriented 4-stroke all terrain vehicles (ATVs). The Company was in the development stage till January 31, 2005, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7").

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sparta Commercial Services, LLC. Sparta Commercial Services, LLC was inactive during the periods presented. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company originates leases on new and used motorcycles and other powersports vehicles from motorcycle dealers throughout the United States. The Company’s leases are accounted for as either operating leases or direct financing leases. At the inception of operating leases, no lease revenue is recognized and the leased motorcycles, together with the initial direct costs of originating the lease, which are capitalized, appear on the balance sheet as “motorcycles under operating leases-net”. The capitalized cost of each motorcycle is depreciated over the lease term, on a straight-line basis, down to the Company’s original estimate of the projected value of the motorcycle at the end of the scheduled lease term (the “Residual”). Monthly lease payments are recognized as rental income. Direct financing leases are recorded at the gross amount of the lease receivable, and unearned income at lease inception is amortized over the lease term.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

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

The Company charges fees to manufacturers and other customers related to creating a private label version of the Company’s financing program including web access, processing credit applications, consumer contracts and other related documents and processes. Fees received are amortized and booked as income over the length of the contract. At April 30, 2006 and 2005, the Company had recorded deferred revenue related to these contracts of $9,900 and $23,100, respectively.

The Company evaluates its operating and retail installment sales leases on an ongoing basis and has established reserves for losses, based on current and expected future experience.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At April 30, 2006 and 2005, the Company has no items of other comprehensive income.

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

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the fourth quarter of 2006. Management has elected to apply Statement 123R in the third quarter of fiscal year 2006. During the year ended April 30, 2006, the Company had no employee stock options for the period prior to the adoption of Statement 123R.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note G):

	2006	2005
Net loss - as reported	$(5,956,517)	$(2,579,821)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	—	82,500
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	(24,710)	(49,420)
Net loss - Pro Forma	$(5,981,227)	$(2,546,741)

Net loss attributable to common stockholders - Pro forma	$(7,897,482)	$(4,385,647)
Basic (and assuming dilution) loss per share - as reported	$(0.08)	$(0.05)
Basic (and assuming dilution) loss per share - Pro forma	$(0.08)	$(0.05)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At April 30, 2006 and 2005, allowance for doubtful accounts receivables was $19,743 and $0, respectively.

Allowance for Loan Losses

The Company has loss reserves for its portfolio of Leases and for its portfolio of Retail Installment Sales Contracts (“RISC”). The allowance for Lease and RISC losses is increased by charges against earnings and decreased by charge-offs (net of recoveries). To the extent actual credit losses exceed these reserves, a bad debt provision is recorded; and to the extent credit losses are less than the reserve, additions to the reserve are reduced or discontinued until the loss reserve is in line with the Company’s reserve ratio policy. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past lease and RISC experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

The Company charges-off receivables when an individual account has become more than 120 days contractually delinquent. In the event of repossession, the asset is immediately sent to auction or held for release. If the asset is not disposed of prior to being 120 days contractually delinquent it will be charged-off at that time.

Derivative Financial Instruments

In connection with the private placement described above, the Company granted 1,755,537 common stock purchase warrants to the placement agent. The warrants are exercisable immediately, have an exercise price of $0.215 per share and expire in five years. The warrants were valued at $1,033,100 using the Black-Sholes pricing model. The assumption ranges used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 174% - 177%, (3) risk-free interest rate of 3.65% - 4.7%, and (4) expected life of 2 years.

Since the warrants contain registration rights for the underlying shares and since the delivery of such registered shares was not deemed controllable by the Company, we recorded the net value of the warrants at the date of issuance as a warrant liability on the balance sheet ($1,033,100) and included the change in fair value from the date of issuance to April 30, 2006 in other income (expense), in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The fair value of the warrants was $834,924 at April 30, 2006.

Property and Equipment

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives. Estimated useful lives of major depreciable assets are as follows:

Leasehold improvements	3 years
Furniture and fixtures	7 years
Website costs	3 years
Computer Equipment	5 years

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the years ended April 30, 2006 and 2005, the Company incurred advertising costs of $36,594 and $28,107, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Net Loss Per Share

The Company uses SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Per share basic and diluted net loss attributable to common stockholders amounted to $0.08 and $0.05 for the years ended April 30, 2006 and 2005, respectively. At April 30, 2006 and 2005, 27,069,527 and 19,263,642 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

New Accounting Pronouncements

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

NOTE B - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at April 30, 2006 and 2005 consist of the following:

	2006	2005
Motorcycles and other vehicles	$759,568	$113,278
Less: accumulated depreciation	(75,873)	(13,392)
Motorcycles and other vehicles, net of accumulated depreciation	683,695	99,886
Less: estimated reserve for residual values	(16,409)	—
Motorcycles and other vehicles under operating leases, net	$667,286	$99,886

At April 30, 2006, motorcycles and other vehicles are being depreciated to the estimated residual values of $395,869 over the lives of their lease contracts. Depreciation expense for the years ended April 30, 2006 and 2005 was $75,033 and $13,392, respectively. Certain of the assets are pledged as collateral for the note described in Note E.

The following is a schedule by years of minimum future rentals on non cancelable operating leases as of April 30, 2006:

Year ending April 30,
2007	$226,915
2008	81,608
2009	52,733
2010	36,437
2011	19,144
Total	$416,837

NOTE C - RETAIL INSTALLMENT RECEIVABLES

Retail installment sale receivables, which are carried at cost, were $822,624 and $36,285 at April 30, 2006 and 2005, respectively. The following is a schedule by years of future payments related to these receivables. Future payments include amortization of cost as well as a profit margin. Certain of the assets are pledged as collateral for the note described in Note E.

Year ending April 30,
2007	$279,839
2008	240,856
2009	200,039
2010	168,986
2011	109,249
998,969
Less: interest portion	(176,345)
822,624
Less: allowance for doubtful receivables	(19,743)
802,881
Less: current receivables	(206,986)
$595,895

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

NOTE D - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2006 and 2005 consist of the followings:

	2006	2005
Computer equipment , web site and furniture	$174,793	$122,187
Less: accumulated depreciation and amortization	(53,249)	(15,378)
Net property and equipment	$121,544	$106,809

Depreciation and amortization expense was $37,871 and $15,348 for the years ended April 30, 2006 and 2005, respectively.

NOTE E - NOTES PAYABLE

The company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The assets securing the notes have an aggregate book value of $674,064 at April 30, 2006. The weighted average interest rate at April 30, 2006 is 8.879%.

At April 30, 2006, the notes payable mature as follows:

Year ended April 30	Amount
2007	$358,549
2008	—
2009	18,685
2010	12,529
2011	299,585
$689,348

Notes payable at April 30, 2005 consisted of the following:

April 30, 2005
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
$300,000
Note payable to officer of the Company, unsecured, non-interest bearing, payable on demand (Note F)	25,000
325,000
Less: current portion	(325,000)
Notes payable - long term	$—

During the year ended April 30, 2006, the Company repaid $175,000 of the loans in cash. Additionally, during August 2005, the Company issued 651,124 shares of common stock in payment of $150,000 of principal amount of notes payable and $12,781 of related accrued interest. The shares were issued at a value below market price and the Company has recorded a financing cost of $323,672 related to this discount.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

NOTE F - RELATED PARTY TRANSACTIONS

The Company entered in to a licensing agreement relating to the use of a proprietary operating system, with an entity controlled by the Company's President and Chief Executive Officer. During the years ended April 30, 2006 and 2005, the Company charged to operations $67,000 and $150,633, respectively, in connection with the licensing agreement.

The Company entered into a purchase option agreement with American Motorcycle Leasing Corp., an entity controlled by the Company's President and a significant shareholder, on November 2, 2004 at a cost to Sparta Commercial Services of $250,000. This agreement granted Sparta Commercial Services the right, for a two year period, to purchase portions of a certain portfolio of equipment leases that American Motorcycle Leasing Corp. owns. The portfolio is secured by a first priority security interest in favor of Citibank, N.A. or its assigns. The cost of $250,000 has been charged to operations in fiscal 2005. As of April 30, 2005, payments against this obligation of $81,000 were made. The balance of $169,000 was paid during the year ended April 30, 2006.

During the year ended April 30, 2006, the Company purchased certain of its vehicles from American Motorcycle Leasing Corp. These purchases aggregated $105,748. At April 30, 2006, the Company had a payable to American Motorcycle Leasing Corp. in the amount of $20,224 related to such purchases.

Up to November 30, 2004, the Company leased office space from an entity controlled by the Company's President and Chief Executive Officer.

In January 2005, the Company received a loan of $25,000 from an officer. This loan is non-interest bearing and is payable on demand. The loan was repaid during the year ended April 30, 2006.

NOTE G - EQUITY INSTRUMENTS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share and $100 stated value per share, of which 35,840 shares have been designated as Series A convertible preferred stock, and 340,000,000 shares of common stock with $0.001 par value per share. As of April 30, 2006 and 2005, the Company has issued and outstanding 19,795 and 18,100 shares of preferred stock issued and outstanding, respectively. The Company has 114,180,301 and 86,005,415 shares of common stock issued and outstanding as of April 30, 2006 and 2005, respectively.

On December 27, 2004, the Company effected a one-for-two hundred reverse stock split followed by a forward split of twenty five-for-one of its authorized and outstanding shares of common stock, $.001 par value. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.

Common Stock

During the year ended April 30, 2006, the Company issued 464,745 shares of common stock, valued at $243,270, as additional costs related to loans received by the Company. This amount has been charged to financing cost. Additionally, as consideration for loans received during the third quarter of fiscal 2006, the Company will issue 70,000 shares of common stock. The value of these shares has been recorded at $38,500 and this amount is included in accrued expenses at April 30, 2006 and has been charged to financing cost.

During August 2005, the Company issued 651,124 shares of common stock in payment of $150,000 of principal amount of notes payable and $12,781 of related accrued interest. The shares were issued at a value below market price and the Company has recorded a financing cost of $323,672 related to this discount.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

NOTE G - EQUITY INSTRUMENTS (continued)

During the year ended April 30, 2006, the Company issued an aggregate of 850,000 shares of common stock, pursuant to a consulting agreement. The shares have been valued at $649,000 and this amount is being amortized over the term of the agreement, commencing August 1, 2005. During the year ended April 30, 2006 the Company has charged $355,500 to expense.

During October 2005, the Company issued 113,637 shares of common stock, valued at $85,228, for services.

During October and November 2005, the Company received $330,000 pursuant to subscription agreements for units, at $0.60 per unit, of the Company’s securities, with each unit consisting of one share of common stock and one warrant.

The Company will issue 250,000 shares of common stock as payment of consulting fees. These fees have been accrued in the financial statements at a value of $85,000 as of April 30, 2006 and the shares were issued in July 2006.

During December 2005, the Company entered into an agreement pursuant to which it agreed to issue 2,650,000 shares of common stock for consulting and advisory services rendered and to be rendered. The shares have been valued at $1,590,000, based on the fair value of the Company’s common stock on the date of the agreement. The shares were issued during the fourth quarter.

During the year ended April 30, 2006, the Company sold 17,555,369 shares of common stock through a private placement. The Company received net proceeds of $2,977,946 from the sale. Costs of $405,760 were deducted from the gross proceeds and additional costs of $39,591 were paid by the Company.

In connection with the private placement described above, the Company granted 1,755,537 common stock purchase warrants to the placement agent. The warrants are exercisable immediately, have an exercise price of $0.215 per share and expire in five years. The warrants were valued at $1,033,100 using the Black-Sholes pricing model. The assumption ranges used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 174% - 177%, (3) risk-free interest rate of 3.65% - 4.7%, and (4) expected life of 2 years.

Since the warrants contain registration rights for the underlying shares and since the delivery of such registered shares was not deemed controllable by the Company, we recorded the net value of the warrants at the date of issuance as a warrant liability on the balance sheet ($1,033,100) and included the change in fair value from the date of issuance to April 30, 2006 in other income (expense), in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The fair value of the warrants was $834,924 at April 30, 2006.

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

During January and February 2006, the Company issued 10,291,666 shares of common stock upon conversion of 16,055 shares of preferred stock.

During February 2006, the Company issued 1,436,647 shares of common stock upon the cashless exercise of 1,923,079 warrants.

During March 2006, the Company entered into an agreement pursuant to which it agreed to issue 70,000 shares of common stock for consulting and advisory services. The shares have been valued at $47,600, based on the fair value of the Company’s common stock on the date of the agreement. The shares were issued in July 2006 and are recorded as an accrued expense at April 30, 2006.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

NOTE G - EQUITY INSTRUMENTS (continued)

During April 2006, the Company entered into an agreement pursuant to which it agreed to issue a total of 3,050,000 shares of common stock for consulting and advisory services. Of these shares, 550,000 were due upon execution of the agreement, with the remainder payable over a twelve month period. The vested shares have been valued at $286,000, based on the fair value of the Company’s common stock on the date of the agreement. The shares were issued in May 2006 and are recorded as an accrued expense at April 30, 2006.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

NOTE G - EQUITY INSTRUMENTS (continued)

In accordance with EITF 00-27, a portion of the proceeds were allocated to the class ‘C’ warrants based on their relative fair value, which totaled $931,800 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $843,200 to the series ‘A’ preferred shares based upon the difference between the conversion price of those shares and the closing price of the Company’s common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 188%, (3) weighted average risk-free interest rate of 3.65%, and (4) expected life of 2 years as the conversion feature and warrants are immediately exercisable. Both the fair value of the class ‘C’ warrants and the beneficial conversion feature were recorded as a dividend and are included in the accompanying financial statements.

In the event that a registration statement covering all of the securities issued pursuant to the private placement of preferred shares is not declared effective by the Securities and Exchange Commission by July 31, 2005, the number of shares issuable upon conversion of the preferred stock and the exercise of the warrants will be increased by 0.75% for each 30 day period during a six month term following July 31, 2005 that a registration statement has not been declared effective. Following this initial six month term, the number of shares issuable upon conversion of the preferred stock and the exercise of the warrants will be increased by 1.50% for each 30 day period during a six month term following January 31, 2006 that a registration statement has not been declared effective. There was not an effective registration statement as of July 31, 2005, nor is there one as of April 30, 2006. Additionally, if a registration statement has not been filed as of October 27, 2005, the number of shares issuable upon conversion of the preferred stock and the exercise of the warrants will be increased by 1% for each 30 day period until a registration statement is filed. A Registration statement was not filed as of October 27, 2005, and was filed on April 28, 2006. On May 31, 2006 the Securities and Exchange Commission declared the Registration Statement effective. The Company has obtained waivers covering a substantial amount of the potential penalty shares and warrants. The Company has accrued an expense of $47,468 during the year ended April 30, 2006 relative to the penalty provisions for which it did not obtain waivers. This amount will be settled through the issuance of equity securities. As of April 30, 2006, an aggregate of 60,086 penalty shares and 30,048 penalty warrants has been accrued.

During January and February 2006, the Company issued 10,291,666 shares of common stock upon conversion of 16,055 shares of preferred stock.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

NOTE H - INCOME TAXES

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

At April 30, 2006, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $9,650,000, expiring in the year 2026, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Also, due to change in the control after reverse acquisition of Sparta Commercial Services, Inc., the Company's past accumulated losses to be carried forward may be limited.
Components of deferred tax assets as of April 30, 2006 are as follows:

Non current:
Net operating loss carry forward	$3,281,000
Valuation allowance	(3,281,000)
Net deferred tax asset	$—

The valuation allowance increased by $1,751,000 during the year ended April 30, 2006.

NOTE I - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

	2006	2005
Net loss available for common shareholders	$(7,872,772)	$(4,418,727)
Basic and diluted loss per share	$(0.08)	$(0.05)
Weighted average common shares outstanding-basic
Diluted	95,479,102	85,812,006

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

NOTE J - STOCK OPTIONS AND WARRANTS

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

a)	The following table summarizes the stock options issued to officers and employees outstanding and the related price.

Stock Options Outstanding			Stock Options Exercisable
Weighted Average
	Remaining	Weighted Average		Weighted Average
Number	Contractual Life	Exercise	Number	Exercise
Outstanding	(Years)	Price	Exercisable	Price
1,035,000	4.9	$0.60	350,000	$0.60

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at April 30, 2004	—	$—
Granted	875,000	0.61
Exercised	—	—

Outstanding at April 30, 2005	875,000	$0.61
Granted	160,000	$0.59
Exercised	—	—
Canceled or expired	—	—
Outstanding at April 30, 2006	1,035,000	$0.60

The weighted-average fair value of stock options granted during the years ended April 30, 2006 and 2005 was $0.47 and $0.28, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant Assumptions (weighted average):	2006	2005
Risk free interest rate at grant date:	4.3%	3%
Expected stock price volatility	177%	60%
Expected dividend payout	0	0
Expected option life in years	3	5

There was no intrinsic value for the options granted during the year ended April 30, 2006. The options granted during the year ended April 30, 2005 had an intrinsic value of $82,500.

There was no intrinsic value to vested or nonvested options at April 30, 2006.

At April 30, 2006, total compensation expense related to nonvested awards not yet recognized was $214,960. This amount will be recognized over a weighted-average period of 3 years. Compensation for fixed award with graded vesting is recognized on a straight line basis.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

NOTE J - STOCK OPTIONS AND WARRANTS (continued)

b)	The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.195	11,590,395	2.00	$0.195	11,590,395	$0.195
$0.215	1,755,537	4.75	$0.215	1,755,537	$0.215
$0.195	13,345,932	2.35	$0.198	13,345,932	$0.198

Transactions involving stock warrants issued to non-employees are summarized as follows:

		Weighted
		Average
		Price
	Number	Per
	of Shares	Share
Outstanding at April 30, 2004	—	$—
Granted	6,786,544	$0.194
Exercised	—	—
Outstanding at April 30, 2005	6,786,544	$0.194
Granted	8,582,467	$0.196
Exercised	(1,923,079)	$0.172
Canceled or expired	(100,000)	$0.195
Outstanding at April 30, 2006	13,345,932	$0.198

The weighted-average fair value of stock warrants granted to non-employees during the years ended April 30, 2006 and 2005 was $0.50 and $0.49, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2006	2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.9%	3%
Expected stock price volatility	181%	60%
Expected dividend payout	—	—
Expected option life-years	2 yrs	3.11 yrs

The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $406,665 and $473,264 for the years ended April 30, 2006 and 2005, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

NOTE K - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In October 2004, the Company entered into a lease agreement with an unrelated party for office space in New York City from December 1, 2004 through November 30, 2007. Total lease rental expense for the years ended April 30, 2006 and 2005, was $142,584 and $125,214, respectively.

Commitments for minimum rentals under non-cancelable leases at April 30, 2006 are as follows:

Year ended April 30,	Amount
2007	$177,061
2008	104,973
$282,034

Employment and Consulting Agreements

The Company does not have employment agreements with any of its non-executive employees.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

We entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens, our Chief Executive Officer. The employment is for a term of five years. The employment term is to be automatically extended for one five-year period, and additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. He is entitled to six weeks of paid vacation per year, and health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He did not receive any equity compensation as part of this agreement.

On November 1, 2004, the Company entered into an employment agreement with Richard P. Trotter, pursuant to which the Company agreed to issue 125,000 shares of common stock during the course of the agreement. The grant of shares is subject to vesting and subject to continued employment. On November 1, 2004, 25,000 shares vested and are yet to be issued, and the remainder of the shares are to vest, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period, as follows: 25,000 shares on November 1, 2005; 25,000 shares on November 1, 2006; 25,000 shares on November 1, 2007; 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009. During the years ended April 30, 2006 and 2005, the Company has recorded $20,000 as expense for each year as per this employment agreement.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

NOTE L - NON-CASH FINANCIAL INFORMATION

During the year ended April 30, 2006 the Company:

•	Recorded a dividend on preferred stock of $1,775,000 related to the fair value of the class 'C' warrants issued with preferred stock and the related beneficial conversion feature.
•	Incurred costs of $182,483 related to the sale of preferred stock. These costs were deducted from the proceeds.
•	Issued 464,745 shares of common stock, valued at $243,270, as additional costs related to loans received by the Company.
•
Issued 651,124 shares of common stock in payment of $150,000 of principal amount of notes payable and $12,781 of related accrued interest. The shares were issued at a value below market price and the Company has recorded a financing cost of $323,672 related to this discount.

•
Issued an aggregate of 850,000 shares of common stock, pursuant to a consulting agreement. The shares have been valued at $649,000 and this amount is being amortized over the term of the agreement, commencing August 1, 2005.

•	Issued 113,637 shares of common stock, valued at $85,228, for services.
•	Issued 10,291,666 shares of common stock upon conversion of 16,055 shares of preferred stock.
•	Incurred costs of $405,761 related to the sale of common stock. These costs were deducted from the proceeds.
•	Granted an aggregate of 160,000 stock options to employees.

During the year ended April 30, 2005 the Company:

•	Recorded a dividend on preferred stock of $1,810,000 related to the fair value of the class 'C' warrants issued with preferred stock and the related beneficial conversion feature.

NOTE M - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through April 30, 2006, the Company incurred loss of $14,150,429. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

None.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), the Company’s Chairman, Chief Executive Officer and Principal Financial Officer, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the year ended April 30, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Management

Our executive officers and directors and their respective ages and positions as of May 12, 2006 are as follows:

Name	Age	Position
Anthony L. Havens	52	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kristian Srb	51	Director
Jeffrey Bean	52	Director
Richard P. Trotter	63	Chief Operating Officer
Sandra L. Ahman	43	Vice President, Secretary and Director

Management Profile

Anthony L. Havens, Chief Executive Officer, President and Chairman.
On February 27, 2004, Mr. Havens became our Chief Executive Officer, President and Chairman of the Board, and our Principal Financial Officer since July 2005. Mr. Havens has been the Managing Member and Chief Executive Officer of Sparta Commercial Services, LLC since its inception in 2001. He is involved in all aspects of Sparta's operations, including providing strategic direction, and developing sales and marketing strategies. From 1994 to 2004, Mr. Havens has been Chief Executive Officer and a director of American Motorcycle Leasing Corp. He co-founded American Motorcycle Leasing Corp. in 1994, and developed its operating platform and leasing program to include a portfolio which includes both prime and sub-prime customers. Mr. Havens has over 20 years of experience in finance and investment banking.

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

Sandra L. Ahman, Vice President, Secretary and Director. On March 1, 2004, Sandra Ahman became Vice President of Operations and Secretary of Sparta, and a Director on June 1, 2004. She has been a Vice President of Sparta Commercial Services, LLC since formation. From 1994 to 2004, she was Vice President of Operations of American Motorcycle Leasing Corp. Prior to joining American Motorcycle Leasing Corp., Ms. Ahman was with Chatham Capital Partners, Ltd. Before joining Chatham in 1993, she was Manager, Human Resources for Comart and Aniforms, a sales promotion and marketing agency in New York, where she worked from 1986 to 1993. For the past 12 years, Ms. Ahman has been an active volunteer with The Children's Aid Society in New York City. She is a member of the Advisory Council to the agency's Board of Trustees.

Board of Directors, Committees and Meetings

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

There are no family relationships among our executive officers or directors. None of our directors or officers are directors of another reporting company. None of the directors and officers during the past five years have been: involved in a bankruptcy petition or a pending criminal proceeding; convicted in a criminal proceeding (excluding traffic and minor offenses); subject to any order, judgment, or decree, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or found by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law.

During the fiscal year that ended on April 30, 2006, the Board of Directors did not hold any formal meetings. Other matters were undertaken by written consent by the Board of Directors.

Our Board does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board as a whole. We are not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board. None of our independent directors qualify as an "audit committee financial expert."

The Board of Directors has not adopted a specific process with respect to security holder communications, but security holders wishing to communicate with the Board of Directors may do so by mailing such communications to the Board of Directors at our offices.

Code of Ethics

We have not yet adopted a "code of ethics", as defined by the SEC, which applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and persons performing similar functions. We are in the process of drafting and adopting a Code of Ethics.

Conflicts of Interest

Certain management employees of our company have worked for American Motorcycle Leasing Corp. and will continue to do so on a limited basis for the near future as we transition from a development stage company and commence active operations. While our business plans differ from those of American Motorcycle Leasing Corp., we operate in the same industry as American Motorcycle Leasing Corp. Mr. Havens was an officer, director and significant equity owner of American Motorcycle Leasing Corporation through 2004. Pursuant to a license agreement between Sparta Commercial Services and American Motorcycle Leasing Corp., Sparta Commercial Services issued 330,433 membership interests to American Motorcycle Leasing Corp., which were exchanged for 34,256,941 shares of our common stock. Officers and directors of Sparta who are also shareholders of American Motorcycle Leasing Corp. disclaimed ownership of, and entitled to, any of those shares. Issues could arise with respect to the taking of corporate opportunities of each other. Any competition with American Motorcycle Leasing Corp. could adversely affect our business, operating results and financial condition. Accordingly, we may be subject to legal proceedings and claims, including claims of alleged infringement of the intellectual property, competition, conflict of interest, and other business governance related claims. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta’s executive officers, directors, and persons who beneficially own more than ten percent of Sparta's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta’s common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Sparta, Sparta is not aware of any material delinquencies in the filing of such reports, except as follows: on June 1, 2005, Michael J. Mele filed a Form 3 reporting his status as an officer as of April 29, 2005; Mr. Mele did not file a report reporting the discontinuation of his employment with Sparta effective as of July 31, 2005; and on March 22, 2006, Anthony Havens filed a Form 4/A amending a Form 4 originally filed on June 14, 2005, as amended by Form 4/As filed on June 14, 2005 and June 29, 2005, regarding a gift of shares. The Form 4/A dated July 29, 2005 inadvertently reported that the gift was not completed, as the gift transaction authorized on June 13, 2005 remained pending at the time and was completed on July 18, 2005.

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

								Long Term Compensation
	Annual Compensation							Awards
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options/SARS	All Other Compensation
Anthony L. Havens (1) Chief Executive Officer, President, and Director	2006 2005 2004	$ $ $	280,000 233,333 46,667	$ $ $	57,221 0 0	$ $ $	0 0 0	0 0 0	0 0 0	$ $ $	0 0 0
Richard P. Trotter (2) Chief Operating Officer	2006 2005	$ $	200,000 80,000		$0		$0	0 125,000 (3)	0 875,000 (4)	$ $	0 0
Sandra L. Ahman (5)	2006		$87,948		$20,143		$0	0	0		$0
Vice President and	2005		$75,000		$0		$0	0	0		$0
Secretary	2004		$12,500		$0		$0	0	0		$0

(1)	Became an officer on February 27, 2004. His reported fiscal year 2004 compensation covers the period February 27, 2004 through April 30, 2004.
(2)	Became an officer on November 1, 2004. His reported fiscal year 2005 compensation covers the period November 1, 2004 through April 30, 2005.
(3)
Refers to restricted stock, subject to vesting, granted on November 1, 2004. Pursuant to an employment agreement, Mr. Trotter is entitled to up to 125,000 shares of common stock. The grant of shares is subject to vesting and subject to continued employment. On November 1, 2004, 25,000 shares vested. On November 1, 2005, an additional 25,000 shares vested. An additional 75,000 shares are subject to vesting at a future date, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period, as follows: 25,000 shares on November 1, 2006; 25,000 shares on November 1, 2007; 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009.

(4)
Refers to stock options, subject to vesting, granted on April 29, 2005. Pursuant to an option agreement, Mr. Trotter is entitled to up to 875,000 stock options, subject to vesting. The stock options are exercisable for five years from the vesting date at $0.605 per share. Options to purchase 175,000 shares vested on April 29, 2005, additional options to purchase 175,000 shares vested on April 29, 2006, and the remaining options are to vest in equal installments over the next three anniversary date of the agreement.

(5)	Became an officer on March 1, 2004. Her reported fiscal year 2004 compensation covers the period March 1, 2004 through April 30, 2004.

Option/SAR Grants in Last Fiscal Year
Individual Grants

We did not grant any stock options to a Named Executive Officer during our fiscal year ended April 30, 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values

			Number of securities underlying unexercised Options/SARs at FY-end (#)		Value of unexercised in-the-money options/SARs at FY-end ($)(a)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard P. Trotter	—	—	350,000	525,000	$0	$0

(a)
The dollar values were calculated by determining the difference between the fair market value at fiscal year-end of the common stock underlying the options and the exercise price of the options. The last sale price of a share of Sparta’s common stock on April 28, 2006 as reported by the OTC Bulletin Board was $0.55.

Director Compensation

Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at Board meetings.

Management Employment Agreements

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

Employment Agreement with COO

We entered into an employment agreement, effective November 1, 2004, with Richard P. Trotter, to serve as our Chief Operating Officer. The term of employment is one year. The employment term is to be automatically extended for one two-year period, and an additional two-year period, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. His initial base salary was at an annual rate of $160,000. On May 1, 2005, his base salary increased to $200,000. He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors. He is entitled to a grant of 125,000 shares of our common stock. The grant of shares is subject to vesting and subject to continued employment. On November 1, 2004, 25,000 shares vested and on November 1, 2005, and an additional 25,000 shares vested on November 1, 2005. An additional 75,000 shares are subject to vesting at a future date, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period, as follows: 25,000 shares on November 1, 2006; 25,000 shares on November 1, 2007; 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009. He is entitled to three weeks of paid vacation during the first year of employment, and four weeks per year thereafter. He is entitled to health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is made generally available to other employees. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies. The employment agreement provides for termination for cause. If terminated without cause, he is entitled to severance. As severance, he shall be entitled to one week's base salary as of the date of termination for the first full year of service, and thereafter, two weeks' base salary for each succeeding year of service, up to an aggregate of four months of such base salary.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of April 30, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

Equity compensation plans approved by securities holders	160,000	$0.59	8,340,000
Equity compensation plans not approved by security holders	1,075,000	$0.529	N/A
Total	1,235,000	$0.537	8,340,000

In July 2004, we adopted a stock incentive compensation plan. The plan authorized our Board of Directors to grant securities, including stock options, to employees, directors and others, in the aggregate amount of 8,500,000 shares of common stock. Securities issued under the plan may be stock awards, non-qualified options, incentive stock options, or any combination of the foregoing. In general, stock options granted under the plan have a maximum duration of ten years from the date of the grant and are not transferable. The per share exercise price of any incentive stock option granted under the plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over ten percent or more of our capital stock are granted at 110% of fair market value of the underlying common stock on the date of grant and expire five years after the date of grant. No options may be granted after July 1, 2014. During the year ended April 30, 2006, stock options to acquire 160,000 shares of common stock were granted under this plan.

On April 29, 2005, pursuant to an option agreement with Richard Trotter, our Chief Operating Officer, we issued stock options to purchase up to 875,000 shares of our common stock. Subject to vesting, the stock options are exercisable for five years from the vesting date at $0.605 per share. Options to purchase 175,000 shares vested on April 29, 2005, additional options to purchase 175,000 shares vested on April 29, 2006, and the remaining options are to vest in equal installments over the next three anniversary date of the agreement.

In April 2005, we issued warrants to purchase 200,000 shares of our common stock to Jaffoni & Collins Incorporated pursuant to a consulting agreement for public relations services. The warrants are exercisable for three years at $0.195 per share. In April 2006, 100,000 of these options were cancelled.

Common Stock Ownership

The following table sets forth information regarding the beneficial ownership of our common stock as of May 12, 2006 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our executive officers; and
•	our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

Unless indicated otherwise, the address for each person named is c/o Sparta Commercial Services, Inc., 462 Seventh Ave, 20th Floor, New York, NY 10018.

Name	Amount and Nature Of Beneficial Ownership	Percent of Class
Anthony L. Havens (1)	32,833,250	27.2%
Kristian Srb (2)	33,066,550	27.4%
Jeffrey Bean	0	*
Richard P. Trotter (3)	400,000	*
Sandra L. Ahman	580,865	*
Glenn A. Little (4) 211 West Wall Midland, TX 79701	6,792,758	5.6%
All Directors and Executive Officers (5 persons)	66,880,665	55.3%

*	Represents less than 1%.
(1)
Excludes 150,000 shares of common stock held by Mr. Haven's minor son in a trust account. Mr. Havens is not the trustee for his son's trust account, and does not have direct voting control of such shares. Mr. Havens does not have the sole or shared power to vote or direct the vote of such shares, and, as a result, Mr. Havens disclaims beneficial ownership of such shares held in his son's trust account.

(2)	Includes 62,500 shares of common stock held by Mr. Srb's minor daughter.
(3)
Includes 50,000 vested shares. Pursuant to an employment agreement, Mr. Trotter is entitled to up to 125,000 shares of common stock. The grant of shares is subject to vesting and subject to continued employment. On November 1, 2004, 25,000 shares vested. An additional 25,000 shares vested on November 1, 2005. An additional 75,000 shares are subject to vesting at a future date, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period, as follows: 25,000 shares on November 1, 2006; 25,000 shares on November 1, 2007; 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009. Also includes 350,000 vested stock options. Pursuant to option agreement, Mr. Trotter is entitled to up to 875,000 stock options to purchase shares of our common stock, subject to vesting. The stock options are exercisable for five years from the vesting date at $0.605 per share. Options to purchase 175,000 shares vested on April 29, 2005, additional options to purchase 175,000 shares vested on April 29, 2006, and the remaining options are to vest in equal installments over the next three anniversary date of the agreement.

(4)	Includes (i) 641,026 shares issuable upon conversion of the Series A Convertible Preferred Stock, and (ii) 368,590 shares issuable upon exercise of warrants.

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

We entered into a license agreement, dated as of June 1, 2002, and as amended on December 3, 2003, with American Motorcycle Leasing Corp., an entity controlled by a director of the Company and formerly controlled our President and Chief Executive Officer. Under the agreement, we have a non-exclusive, perpetual right to use American Motorcycle Leasing Corp.’s proprietary operating systems related to consumer credit underwriting procedures, vehicle and vehicle lease value evaluation methods, rental stream collection and insurance tracking policies and procedures. The license fee consisted of $300,000 and 330,433 membership interests of Sparta Commercial Services, LLC, which will be exchanged for 34,256,941 shares of Tomahawk upon an increase in our authorized capital.

We entered into a services agreement, dated as of March 1, 2004, with American Motorcycle Leasing Corp., an entity controlled by a director of the Company and formerly controlled our President and Chief Executive Officer.  For a period of three years, American Motorcycle Leasing Corp. is to provide personnel, computer equipment and software, and facilities, in connection with our credit and underwriting activities and our use of the operating systems that we had licensed from American Motorcycle Leasing Corp. In return for such services, we agreed to pay $100,000 by March 1, 2005, and for the time of the personnel utilized at their salary rate at American Motorcycle Leasing Corp.

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

We entered into a purchase option agreement with American Motorcycle Leasing Corp. an entity controlled by a director of the Company and formerly controlled our President and Chief Executive Officer, on November 2, 2004 at a cost to Sparta Commercial Services of $250,000. This agreement granted Sparta Commercial Services the right, for a two year period, to purchase portions of a certain portfolio of equipment leases that American Motorcycle Leasing Corp. owns. The portfolio is secured by a first priority security interest in favor of Citibank, N.A. or its assigns. The cost of $250,000 has been charged to operations in fiscal 2005. As of April 30, 2005, payments against this obligation of $81,000 were made. In June, 2005, an additional $20,000 was paid.

In January 2005, we received a loan of $25,000 from Kristian Srb, one of our directors. This loan was non-interest bearing and was payable on demand and has subsequently been repaid.

On April 29, 2005, pursuant to an option agreement with Richard Trotter, our Chief Operating Officer, we agreed to issue options to purchase up to 875,000 shares of our common stock. Subject to vesting, the stock options are exercisable for five years from the vesting date at $0.605 per share. Options to purchase 175,000 shares vested on April 29, 2005, additional options to purchase 175,000 shares vested on April 29, 2006, and the remaining options are to vest in equal installments over the next three anniversary date of the agreement.

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

ITEM 13. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of February 27, 2004 (Incorporated by reference to Exhibit 2 of Form 10-KSB filed on August 13, 2004)
Exhibit 3(i) (1)	Articles of Incorporation of Tomahawk Oil and Minerals, Inc. (Incorporated by reference to Exhibit 3(i) (1) of Form 10-KSB filed on August 13, 2004)
Exhibit 3(i) (2)	Certificate of Amendment of Articles of Incorporation, November 1983 (Incorporated by reference to Exhibit 3(i) (2) of Form 10-KSB filed on August 13, 2004)
Exhibit 3(i) (3)	Certificate of Amendment of Articles of Incorporation for name change, August 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on August 27, 2004)
Exhibit 3(i) (4)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on September 17, 2004)
Exhibit 3(i) (5)	Certificate of Amendment of Articles of Incorporation for decrease in authorized capital, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on December 23, 2004)
Exhibit 3(i) (6)	Certificate of Designation for Series A Redeemable Preferred Stock, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2005)
Exhibit 3(ii) (1)	By-laws (Incorporated by reference to Exhibit 3(ii) (1) of Form 10-KSB filed on August 13, 2004)
Exhibit 3(ii) (2)	By-laws Resolution (Incorporated by reference to Exhibit 3(ii) (2) of Form 10-KSB filed on August 13, 2004)
Exhibit 3(ii) (3)	Board of Directors Resolutions amending By-laws (Incorporated by reference to Exhibit 3(ii) of Form 10-QSB filed on December 15, 2004)
Exhibit 4.1	2005 Stock Incentive Compensation Plan (Incorporated by reference to Exhibit 4 of Form 10-KSB filed on August 13, 2004)
Exhibit 10.1	Service Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)
Exhibit 10.2	License Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)
Exhibit 10.3	Amended License Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)
Exhibit 10.4	Form of Employment Agreement with Anthony Havens (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on August 13, 2004)
Exhibit 10.5	Consulting Agreement with Glenn Little (Incorporated by reference to Exhibit 10.6 of Form 10-KSB filed on August 13, 2004)
Exhibit 10.6	Employment Agreement with Richard Trotter (Incorporated by reference to Exhibit 10 of Form 8-K filed on October 29, 2004)
Exhibit 10.7	Purchase Option Agreement with American Motorcycle Leasing Corp., dated November 2, 2004 (Incorporated by reference to Exhibit 10.8 of Form 10-KSB filed on July 25, 2005)
Exhibit 10.8	Lease for office facilities (Incorporated by reference to Exhibit 10 of Form 10-QSB filed on December 15, 2004)
Exhibit 10.9	Option Agreement with Richard Trotter (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 5, 2005)
Exhibit 10.10	Master Loan and Security Agreement - Motor Vehicles (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 28, 2005)
Exhibit 10.11	Master Loan and Security Agreement (Installment Sale Contract) (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 28, 2005)
Exhibit 10.12	Form of Warrant included in Units (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on March 22, 2006)
Exhibit 10.13	Form of Loan Agreement, December 2005 (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on March 22, 2006)
Exhibit 10.14	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 4, 2006)

Exhibit 10.15*	Consulting Agreement with Christopher Kennan
Exhibit 10.16*	Consulting Agreement with American Capital Ventures, Inc.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by our principal accountant during the years ended April 30, 2006 and 2005 were $44,200 and $39,746, respectively. Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for fiscal years ended April 30, 2006 and 2005.

Tax Fees

Fees for tax services provided by our principal accountant during the years ended April 30, 2006 and 2005 were $0.00 and $1,500, respectively. Tax services related primarily to the preparation of company tax filings with regulatory agencies.

All Other Fees

There were no other fees billed for services.

Audit Committee Procedure

The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years ended April 30, 2006 and 2005 were approved by the Board of Directors. We intend to continue using our principal registered public accounting firm, solely for audit and audit- related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions and similar transactions.

Pre-Approval Policies and Procedures

The Board of Directors approved all of the services described above, and all fees paid. The Board of Directors did not have pre-approval policies and procedures in place during our fiscal years ended April 30, 2006 and 2005. In fiscal year 2007, we intend to implement a policy whereby, we will, prior to engaging our accountants to perform a particular service, obtain an estimate for the service to be performed and begin pre-approving all services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC. By: /s/ Anthony L. Havens Anthony L. Havens Chief Executive Officer and Principal Financial Officer Date: August 22, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:

Date: August 22, 2006 Date: August 22, 2006 Date: August 22, 2006 Date: August 22, 2006
By:  /s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, Principal Financial Officer,
and Chairman of the Board

By:  /s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

By:  /s/ Kristian Srb
Kristian Srb
Director

By:  /s/ Jeffrey Bean
Jeffrey Bean
Director