Form 10QSB
period 2006-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2006-09-19
CIK 318299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

As of August 30, 2006, we had 121,285,680 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                        SPARTA COMMERCIAL SERVICES, INC.

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JULY 31, 2006

                                TABLE OF CONTENTS

                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                   3

           Condensed Consolidated Balance Sheets as of July 31, 2006
           and April 30, 2006                                                 3

           Condensed Consolidated Statements of Operations
           for the Three Months Ended July 31, 2006 and 2005                  4

           Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended July 31, 2006 and 2005                  5

           Notes to Unaudited Condensed Consolidated Financial Statements     6

Item 2.    Management's Discussion and Analysis and Plan of Operation         12

Item 3.    Controls and Procedures                                            19

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        20

Item 6.    Exhibits                                                           20

Signatures                                                                    21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SPARTA COMMERCIAL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       July 31,           April 30,
                                                                                         2006               2006
                                                                                     ------------       ------------
                                                                                      (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                       $     12,369       $    856,382
     Lease payments receivable, current, net of
      reserve of $10,961 and $5,090, respectively                                         445,736            206,986
     Loan proceeds receivable                                                              56,571            389,998
     Prepaid expenses                                                                      34,231             51,939
     Other current assets                                                                   7,150              4,250
                                                                                     ------------       ------------

Total current assets                                                                      556,057          1,509,555

     Motorcycles and other vehicles under operating leases, net of accumulated depreciation of $139,421 and $75,873, respectively, and loss reserve of
        $29,546 and $16,409, respectively                                               1,062,129            667,286
     Property and equipment, net of accumulated depreciation and
        amortization of $63,838 and $53,249, respectively                                 125,530            121,544
     Lease and Retail installment sale contract receivables, net of current
       portion and loss reserve of $36,418 and $14,654, respectively                    1,481,001            595,895
     Restricted cash                                                                      172,258            112,503
     Deposits                                                                              50,817             48,967
                                                                                     ------------       ------------

Total assets                                                                         $  3,447,792       $  3,055,750
                                                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                           $    555,480       $    424,692
     Accrued equity based compensation                                                         --            333,600
     Accrued equity based penalties                                                         2,973             47,468
     Notes payable, current portion                                                       326,971            358,549
     Deferred revenue                                                                       6,600                 --
                                                                                     ------------       ------------

Total current liabilities                                                                 892,024          1,164,309

     Deferred revenue                                                                     542,876            186,245
     Notes payable, long term portion                                                     947,755            330,799
     Warrant liability                                                                    233,190            834,924
                                                                                     ------------       ------------

Total liabilities                                                                       2,615,845          2,516,277
                                                                                     ------------       ------------

Stockholders' equity:
     Preferred stock, $0.001 par value; 10,000,000 shares authorized of which
       35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 19,795 and 19,795 shares
       issued and outstanding, respectively                                             1,979,500          1,979,500
     Common stock, $0.001 par value; 340,000,000 shares
       authorized, 121,215,180 and 114,180,301 shares                                     121,215            114,180
       shares issued and outstanding, respectively
     Common stock to be issued, 320,513 and 5,838,302
     shares, respectively                                                                     320              5,838
     Common stock subscribed                                                              330,000            330,000
     Additional paid-in capital                                                        13,183,794         12,553,884
     Deferred compensation                                                               (168,137)          (293,500)
     Accumulated deficit                                                              (14,614,745)       (14,150,429)
                                                                                     ------------       ------------

Total stockholders' equity
                                                                                          831,947            539,473
                                                                                     ------------       ------------

Total liabilities and stockholders' equity                                           $  3,447,792       $  3,055,750
                                                                                     ============       ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        SPARTA COMMERCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005
                                   (UNAUDITED)

                                                        Three Months Ended July 31,
                                                    ----------------------------------
                                                         2006                2005
                                                    --------------      --------------
Revenue                                             $      191,642      $       17,326

Operating expenses:
      General and administrative                         1,166,781             586,732
      Depreciation and amortization                         74,297              12,233
                                                    --------------      --------------

Total operating expenses                                 1,241,078             598,965

Loss from operations                                    (1,049,436)           (581,639)

Other income  (expense):
      Interest expense and financing cost, net              13,323            (657,253)
      Change in value of warrant and                       601,734                  --
      penalty share liability
      Loss on sale of asset                                     --              (6,500)
      Income (taxes) benefit                                    --                  --
                                                    --------------      --------------

Net loss                                                  (434,379)         (1,245,392)

Preferred dividend                                          29,937           1,803,275

Net loss attributed to common stockholders          $     (464,316)     $   (3,048,667)
                                                    ==============      ==============

Basic and diluted loss per share                    $        (0.00)     $        (0.01)
                                                    ==============      ==============

Basic and diluted loss per share attributed to
   common stockholders                              $        (0.00)     $        (0.04)
                                                    ==============      ==============

Weighted average shares outstanding                    120,752,745          86,071,260

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        SPARTA COMMERCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          July 31,
                                                                               ------------------------------
                                                                                   2006              2005
                                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                 $   (434,379)     $ (1,245,392)
      Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                              74,297            12,233
          Allowance for loss reserve                                                 40,773                --
          Amortization of deferred revenue                                           (3,300)           (3,300)
          Amortization of deferred compensation                                     125,363                --
          Equity based compensation                                                  98,542                --
          Stock based finance cost                                                       --           524,935
          Change in warrant  and penalty share liability                           (601,734)
          Loss on sale of assets                                                         --             6,500
      Changes in operating assets and liabilities:
        (Increase) decrease in:
          Lease payments receivable                                              (1,151,492)           (5,022)
          Prepaid expenses                                                           17,708          (120,000)
          Loan proceeds receivable                                                  333,427                --
          Other current assets                                                       (2,900)           (2,300)
          Restricted cash                                                           (59,755)         (100,000)
          Deposits                                                                   (1,850)               --
        Increase (decrease) in:
          Accounts payable and accrued expenses                                     237,635            60,371
          Deferred revenue                                                          366,531             8,415
          Accrued registration penalty                                              (44,495)               --
                                                                               ------------      ------------
      Net cash used in operating activities                                      (1,005,629)         (863,560)
                                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of asset                                                        --            25,000
      Cost of asset sold                                                                 --           (31,500)
      Payments for motorcycles and other vehicles under leases and retail
      installment sale contracts                                                   (471,528)         (104,486)
      Purchases of property and equipment                                           (14,734)          (17,582)
                                                                               ------------      ------------
      Net cash used by investing activities                                        (486,262)         (128,568)
                                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of preferred stock, net                                         --         1,592,517
      Proceeds from notes                                                           667,238                --
      Payments on notes                                                             (81,860)         (150,000)
      Proceeds from exercise of warrants                                             62,500                --
      Cash Overdraft                                                                     --             6,748
                                                                               ------------      ------------
      Net cash provided by financing activities
                                                                                    647,878         1,449,265
                                                                               ------------      ------------
Net increase in cash
                                                                                   (844,013)          457,137

Cash and cash equivalents, beginning of period                                 $    856,382      $    108,365
                                                                               ------------      ------------
Cash and cash equivalents, end of period                                       $     12,369      $    565,502
                                                                               ============      ============

Cash paid for:
      Interest                                                                 $     24,093      $      8,918
                                                                               ============      ============
      Income taxes                                                             $         --      $         --
                                                                               ============      ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of July 31, 2006 and for the three month periods ended July 31, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year ending April 30, 2007.

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

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006
                                   (UNAUDITED)

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

The Company charges fees to manufacturers and other customers related to creating a private label version of the Company's financing program including web access, processing credit applications, consumer contracts and other related documents and processes. Fees received are amortized and booked as income over the length of the contract. At July 31, 2006, the Company had recorded deferred revenue related to these contracts of $6,600.

The Company evaluates its operating and retail installment sales leases on an ongoing basis and has established reserves for losses, based on current and expected future experience.

Stock Based Compensation

Prior to the adoption of FASB No. 123R, during the third quarter of Fiscal 2006, the Company recorded employee stock based compensation pursuant to APB No. 25.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share for the period prior to the adoption of FAS 123R would have been as follows:

                                                                            Three Months
                                                                                Ended
                                                                            July 31, 2005
                                                                            ------------
Net loss - as reported                                                      $ (1,245,392)
   Add: Total stock based employee compensation expense as reported
under intrinsic value method (APB. No. 25)                                            --
   Deduct: Total stock based employee compensation expense as reported
under fair value based method (SFAS No. 123)                                     (12,355)
                                                                            ------------
Net loss - Pro Forma                                                        $ (1,257,747)
                                                                            ============

Net loss attributable to common stockholders - Pro forma                    $ (3,061,022)
                                                                            ============
Basic (and assuming dilution) loss per share - as reported                  $      (0.04)
                                                                            ============
Basic (and assuming dilution) loss per share - Pro forma                    $      (0.04)
                                                                            ============

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006
                                   (UNAUDITED)

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.004 and $0.04 for the quarters ended July 31, 2006 and 2005, respectively. At July 31, 2006 and 2005, 27,069,527 and 37,468,324 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

New Accounting Pronouncements

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of SFAS No.154 did not have a material impact on the Company's financial position and results of operations.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006
                                   (UNAUDITED)

NOTE B - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at July 31, 2006 and April 30, 2006 consist of the following:

                                                                  July 31,          April 30,
                                                                    2006              2006
                                                                ------------      ------------
Motorcycles and other vehicles                                  $  1,231,096      $    759,568
Less: accumulated depreciation                                      (139,421)          (75,873)
                                                                ------------      ------------
Motorcycles and other vehicles, net of accumulated                 1,091,675           683,695
depreciation
Less: estimated reserve for residual values                          (29,546)          (16,409)
                                                                ------------      ------------
Motorcycles and other vehicles under operating leases, net      $  1,062,129      $    667,286
                                                                ============      ============

Depreciation expense for the three months ended July 31, 2006 and 2005 was $63,548 and $9,468, respectively.

NOTE C - NOTES PAYABLE

The company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at July 31, 2006 is 8.82%.

At July 31, 2006, the notes payable mature as follows:


            12 months Ended
                 July 31          Amount
            ---------------  ---------------
                   2007      $       326,971
                   2008              245,355
                   2009              252,465
                   2010              263,097
                   2011              186,838
                             ---------------
                             $     1,274,726
                             ===============

NOTE D - EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share and $100 stated value per share, of which 35,850 shares have been designated as Series A convertible preferred stock, and 340,000,000 shares of common stock with $0.001 par value per share. As of July 31, 2006 and April 30, 2006, the Company has issued and outstanding 19,795 shares of preferred stock issued and outstanding each period. The Company has 121,215,180 and 114,180,301 shares of common stock issued and outstanding as of July 31, 2006 and April 30, 2006, respectively.

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006
                                   (UNAUDITED)

Common Stock

During May 2006, the Company issued 550,000 shares of common stock, valued at $286,000, for accrued expenses recorded during the year end April 30, 2006.

During July 2006, the Company issued 320,000 shares of common stock, valued at $132,600, for accrued expenses recorded during the year end April 30, 2006.

During June 2006, the Company issued an aggregate of 139,000 shares of common stock, pursuant to a consulting agreement. The shares have been valued at $59,075.

During July 2006, the Company issued an aggregate of 69,500 shares of common stock, pursuant to a consulting agreement. The shares have been valued at $15,290.

During July 2006, the Company issued 70,000 shares of common stock, valued at $38,500, for accrued costs related to loans received by the Company during the year end April 30, 2006.

During July 2006, the Company issued 48,077 shares of common stock, valued at $13,285, related to penalty provision accrued during the year end April 30, 2006.

During July 2006, the Company issued 5,839,302 shares of common stock for shares subscribed for in March 2006.

During July 2006, the Company received $62,500 upon the exercised of 320,513 warrants. The shares will be issued in the quarter ending October 31, 2006.

During the three months ended July 31, 2005, the Company issued 288,464 shares of common stock, valued at $118,270, as additional costs related to loans received by the Company. This amount was charged to financing cost during the quarter.

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

                        SPARTA COMMERCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006
                                   (UNAUDITED)

NOTE E - NON-CASH FINANCIAL INFORMATION

During the three months ended July 31, 2006, the Company:

      o Issued 1,078,500 shares of common stock for accrued expense and consultant fees. The shares have been valued at $492,965. Of this amount, $418,600 for 870,000 shares had been charged to consulting expense during the year ended April 30, 2006 and the remainder of $74,365 has been charged to expense during the three months ended July 31, 2006.

      o Issued 70,000 shares of common stock, valued at $38,500, for accrued additional costs related to loans received by the Company during the year end April 30, 2006.

      o Issued 48,077 shares of common stock, valued at $13,285, related to penalty provision accrued during the year end April 30, 2006.

NOTE F - SUBSEQUENT EVENTS.

In September 2006, the Company sold to four accredited investors bridge notes in the aggregate amount of $250,000. The bridge notes mature in 90 days, together with simple interest at the rate of 10%. The notes provide that 40,000 shares of the Company's restricted common stock are to be issued for each $25,000 of notes purchased.

Also, in September 2006, the Company borrowed $50,000 from one of its Directors on a demand basis without interest and the Company borrowed $14,760 from another Director and Officer on a demand basis without interest.

NOTE G - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through July 31, 2006, the Company incurred loss of $14,614,745. Of these losses, $434,379, were incurred in the quarter ending July 31, 2006 and $1,245,392 in the quarter ending July 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

GENERAL

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended April 30, 2006 as disclosed in our annual report on Form 10-KSB for that year as filed with the SEC.

"FORWARD-LOOKING" INFORMATION

This report on Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations and beliefs, including, but not limited to? statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

INTRODUCTORY STATEMENT

Unless otherwise stated, the discussion and analysis refers to the business of Sparta Commercial Services, Inc. and does not refer to the operations for our former business which was essentially a non-operating shell company.

The period from inception through January 31, 2005 was a developmental period for us, setting up credit procedures, setting our arrangements with vehicle distributors, obtaining personnel, seeking financing to support our developmental efforts, and seeking credit facilities. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. In fiscal year 2005, we began to obtain regulatory approval in several states, where required, prior to commencing active operations. In February 2006, we attended our first national motorcycle industry dealer only trade show "Dealer EXPO 2006" and over 200 dealers visited our booth during the show. We are actively signing up dealers to participate in our financing programs, including our private label financing programs. As of August 31, 2006, 1,292 (compared to 710 at August 31, 2005) dealers have logged onto our web site and downloaded dealer applications and of that number, 434 have been approved as Sparta or private label authorized dealers. We believe this trend will continue over the foreseeable future. We have signed up four manufacturers to our private label programs, and are in negotiations with other manufacturers who have indicated an interest in a private label program. Additionally, we have signed three third party marketing arrangements with industry recognized consulting firms who will introduce our programs to their dealer clients and train them how to effectively use them. We have increased our marketing staff from 1 at January 2005 to 4 at the present time. Although the Company obtained a senior credit facility in July 2005 which was renewed in August 2006, which allowed us to commence and continue our operations, we will need to obtain additional credit facilities to fully implement our business plan as this current credit facility only allows for origination across three out of five credit profiles. We need the additional credit facilities so that we have the funding sources to originate leases and finance contracts across all credit profiles of our business model. We are presently seeking additional credit facilities and long term debt and additional equity to support the additional debt.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2006 TO THE THREE MONTHS ENDED JULY 31, 2005

For the three months ended July 31, 2006 and 2005, we have generated limited, but increasing, sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations during the remainder of fiscal 2006 and in the upcoming fiscal year.

REVENUES

Revenues totaled $191,642 during the three months ended July 31, 2006 as compared to $17,326 during the three months ended July 31, 2005. Current period revenue was comprised of $153,092 in lease revenue, $10,200 in private label fees and $28,350 in other income. Prior period revenue was comprised primarily of $10,376 in lease revenue, $3,275 in dealer fees and $3,300 in private label fees.

COSTS AND EXPENSES

General and administrative expenses were $1,166,781 during the three months ended July 31, 2006, compared to $586,732 during the three months ended July 31, 2005, an increase of $580,049, or 99%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $326,852; Accounting, audit and professional fees, $132,184; Consulting fees, $222,863; Rent, $48,087, Travel and entertainment, $39,590 and stock based compensation $98,542. Expenses incurred during the comparative three month period in 2005 consisted primarily of the following expenses: Compensation and related costs, $252,086; Accounting, audit and professional fees, $59,141; Consulting fees, $146,058; Rent, $27,957; and Travel and entertainment, $17,425.

We incurred a non-cash charge of $223,905 during the three months ended July 31, 2006 related to shares of common stock issued for consulting fees and services. The comparable expenses during the three months ended July 31, 2005, the Company had expensed non-cash costs of $406,665 related to warrants granted to the private placement agent. The Company also incurred a non-cash charge of $243,270 during the three months ended July 31, 2005 related to shares of common stock issued or to be issued in connection with debt financing. During three months ending July 31, 2006 we have also recorded non-cash income of $632,944 related to the decrease in value of warrants issued with registration rights. The fair value of these warrants is classified a liability on the balance sheet.

NET LOSS

We incurred a net loss before preferred dividends of $434,379 for our three months ended July 31, 2006 as compared to $1,245,392 for the corresponding interim period in 2005. The $811,013 or 65% decrease in our net loss before preferred dividends for our three month interim period ended July 31, 2006 was attributable primarily to non-cash financing costs, which did not incur in current period and a partial recovery in the amount of $632,944 of prior years charges for warrant liability.

We also incurred non-cash preferred dividend expense of $29,937 for our three month period ended July 31, 2006 with an expense of $1,803,275 in the corresponding interim period of 2005. The decrease in preferred dividend expense was attributable to the beneficial conversion feature expense of $1,775,000 in the corresponding interim period in 2005, related to warrants issued with the convertible preferred stock and a beneficial conversion feature associated with the preferred stock, with no comparable expense in the current period.

Our net loss attributable to common stockholders decreased to $464,316 for our three month period ended July 31, 2006 as compared to $3,048,667 for the corresponding period in 2005. The $2,584,351 decrease in net loss attributable to common stockholders for our three month period ended July 31, 2006 was due to the a charge of $1,775,000 in corresponding interim period in 2005, related to warrants issued with the convertible preferred stock and a beneficial conversion feature associated with the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2006, the Company had a working capital deficit of $335,967. The Company generated a deficit in cash flow from operations of $1,005,629 for the three months ended July 31, 2006. This deficit is primarily attributable to the Company's net loss from operations of $434,379, an increase in lease receivables of $1,151,492, a charge for stock based compensation of $98,542 and a change in warrant liability of $601,734 partially offset by depreciation and amortization of $74,297, and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses increased by $237,635, deferred revenue increased by $366,531 and prepaid expenses decreased by $21,164 and loan proceeds receivable decreased by $333,427.

Cash flows used in investing activities for the three months ended July 31, 2006 was $486,262, primarily due to the purchase of property and equipment of $14,734 and payments for motorcycles and vehicles of $471,528.

The Company met its cash requirements during the three month period through net proceeds for equity of $62,500, debt financing of $667,238 offset with payments of $81,860. Additionally, the Company has received limited revenues from leasing and financing motorcycles and other vehicles, its recently launched private label programs and from dealer sign-up fees.

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

We estimate that we will need approximately $1,800,000 in additional funds to fully implement our business plan during the next twelve months for a credit line reserve and for our general operating expenses. As of the date of this filing, we have more than sufficient operating capital to continue our planned business operations for the next twelve months and for our general operating expenses. Although the Company obtained a senior credit facility in July 2005, which allowed us to commence our initial active operations, this facility finances only three of our five credit tiers, thus we will need to obtain additional credit facilities to fully implement our business plan. We are presently seeking those additional credit facilities and long term debt. This additional, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources to finance our growth, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our April 30, 2006 and 2005 financial statements included in the Company's Annual Report states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

NUMBER OF EMPLOYEES

At July 31, 2006 we have 22 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

STOCK-BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative.. Management has elected to apply Statement 123R in the third quarter of fiscal year 2006.

RECENT ACCOUNTING PRONOUNCEMENT

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to four accredited investors bridge notes in the aggregate amount of $250,000. The bridge notes mature in 90 days, together with simple interest at the rate of 10%. The notes provide that 40,000 shares of the Company's restricted common stock are to be issued for each $25,000 of notes purchased.

Item 6. Exhibits.

The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit
--------------    --------------------------------------------------------------

Exhibit 11 Statement re: computation of per share earnings is hereby incorporated by reference to "Financial Statements" of Part I
                  - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.
Exhibit 31.1* Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 31.2* Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 32.1* Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
Exhibit 32.2* Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

----------
*     Filed herewith.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPARTA COMMERCIAL SERVICES, INC.


Date: September 19, 2006                By: /s/ Anthony L. Havens
                                        ----------------------------
                                        Anthony L. Havens
                                        Chief Executive Officer


Date: September 19, 2006                By: /s/ Anthony W. Adler
                                        ----------------------------
                                        Anthony W. Adler
                                        Principal Financial Officer