Form 10QSB
period 2006-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2006-12-18
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number: 0-9483

SPARTA COMMERCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	30-0298178
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

462 Seventh Ave, 20th Floor, New York, NY 10018
(Address of principal executive offices)

(212) 239-2666
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

As of December 13, 2006, we had 123,216,157 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-QSB
FOR THE QUARTER ENDED OCTOBER 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2006	April 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,518	$856,382
Lease payments receivable, current, net of
reserve of $31,731 and $5,090, respectively	983,948	206,986
Other receivables	23,250	-
Loan proceeds receivable	21,061	389,998
Prepaid expenses	19,724	51,939
Inventory	48,173	-
Other current assets	8,400	4,250
Total current assets	1,116,074	1,509,555

Motorcycles and other vehicles under operating leases, net of accumulated depreciation of $210,894 and $75,873, respectively and
loss reserve of $47,349 and $16,409, respectively.	1,268,964	667,286

Property and equipment, net of accumulated depreciation and
amortization of $74,838 and $53,249, respectively	114,689	121,544

Lease and retail installment sale contract receivables, net of current portion and
loss reserve of $55,415 and $14,654, respectively.	1,738,072	595,895
Restricted cash	233,828	112,503
Deferred financing cost	17,300	-
Deposits	50,817	48,967
Total assets	$4,539,744	$3,055,750

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$957,402	$424,692
Accrued equity based compensation	7,645	333,600
Accrued equity based penalties	2,564	47,468
Notes payable Senior Lender	858,944	358,549
Notes payable - other	275,000	-
Loans payable - related parties	83,260	-
Deferred revenue	3,300	-
Total current liabilities	2,188,115	1,164,309

Deferred revenue	788,359	186,245
Notes payable Senior Lender	1,403,811	330,799
Warrant liability	-	834,924
Total liabilities	4,380,285	2,516,277

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 19,795 and 19,795 shares issued and outstanding, as of October 31,2006 and April 30, 2006	1,979,500	1,979,500

Common stock, $0.001 par value; 340,000,000 shares authorized, 123,146,657 and 114,180,301 shares issued and outstanding as of October 31,2006 and April 30, 2006, respectively	123,145	114,180
Common stock to be issued, 0 and 5,838,302 shares as of October 31,2006 and April 30, 2006, respectively.	-	5,838
Common stock subscribed	-	330,000
Additional paid-in capital	14,450,661	12,553,884
Deferred compensation	(126,000)	(293,500)
Accumulated deficit	(16,267,847)	(14,150,429)
Total stockholders' equity	159,459	539,473
Total liabilities and stockholders' equity	$4,539,744	$3,055,750

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005
(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005

Revenue	$219,555	$30,295	$411,197	$47,621

Operating expenses:
General and administrative	1,324,556	910,737	2,491,337	1,497,469
Depreciation and amortization	82,313	23,654	156,610	35,887

Total operating expenses	1,406,869	934,391	2,647,947	1,533,356

Loss from operations	(1,187,314)	(904,096)	(2,236,750)	(1,485,735)

Other expense:
Interest expense and financing cost, net	(102,381)	(925,961)	(120,268)	(1,583,214)
Change in value of warrant liabilities	(333,470)	-	299,474	-
Loss on sale of asset	-	-	-	(6,500)

Net loss	(1,623,165)	(1,830,057)	(2,057,544)	(3,075,449)

Preferred dividend	29,936	54,217	59,873	1,857,492

Net loss attributed to common stockholders	$(1,653,101)	$(1,884,274)	$(2,117,417)	$(4,932,941)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Basic and diluted loss per share attributed to
common stockholders	$(0.01)	$(0.02)	$(0.02)	$(0.06)

Weighted average shares outstanding	121,947,292	87,040,454	121,350,018	86,555,857

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005
(UNAUDITED)

	Six Months Ended October 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,057,544)	$(3,075,449)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	156,610	35,887
Allowance for loss reserve	98,342	-
Amortization of deferred revenue	(6,600)	(6,600)
Amortization of deferred compensation	223,500	118,500
Equity based compensation	302,950	85,228
Stock based finance cost	48,500	973,607
Change in fair value of penalty warrant and warrant liability	(267,855)	-
Loss on sale of assets	-	6,500
Changes in operating assets and liabilities:
(Increase) decrease in:
Lease payments receivable	(2,034,714)	(41,167)
Other receivable	(23,250)	-
Prepaid expenses	32,215	(90,000)
Loan proceeds receivable	368,937	-
Other current assets	(4,150)	666
Inventory	-	-
Restricted cash	(121,325)	-
Deposits	(1,850)	(106,512)
Increase (decrease) in:
Accounts payable and accrued expenses	599,967	644,371
Deferred revenue	612,014	62,048
Net cash used in operating activities	(2,119,157)	(1,392,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of asset	-	25,000
Cost of asset sold	-	(31,500)
Payments for motorcycles and other vehicles	(767,640)	(384,887)
Purchases of property and equipment	(14,734)	(31,109)
Net cash used by investing activities	(782,374)	(422,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock, net	-	1,592,517
Proceeds from notes from Senior Lender	1,802,989	104,340
Payments on notes from Senior Lender	(229,582)	(150,049)
Proceeds from other notes	275,000	-
Loan proceeds from other related parties	83,260	-
Exercise of warrants	125,000	180,000
Payments for fractional shares	-	(16)
Net cash provided by financing activities	2,056,667	1,726,792

Net decrease in cash	(844,864)	(88,625)

Cash and cash equivalents, beginning of period	$856,382	$108,365
Cash and cash equivalents, end of period	$11,518	$19,740

Cash paid for:
Interest	$72,513	$10,424

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2006 and for the three and six month periods ended October 31, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2006 as disclosed in the Company's 10-KSB for that year as filed with the SEC.

The results of the six months ended October 31, 2006 are not necessarily indicative of the results to be expected for the full year ending April 30, 2007.

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
OCTOBER 31, 2006
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

The Company charges fees to manufacturers and other customers related to creating a private label version of the Company's financing program including web access, processing credit applications, consumer contracts and other elated documents and processes. Fees received are amortized and booked as income over the length of the contract. At October 31, 2006, the Company had recorded deferred revenue related to these contracts of $3,300.

The Company evaluates its operating and retail installment sales leases on an ongoing basis and has established reserves for losses, based on current and expected future experience.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(UNAUDITED)

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

	Three Months Ended	Six Months Ended
	October 31, 2005
Net Loss - as reported	$(1,830,057)	$(3,075,449)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB No. 25)	—	—

Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	(12,355)	(24,710)
	$(1,842,412)	$(3,100,159)

Net loss attributable to common stockholders- Pro forma	$(1,896,629)	$(4,957,651)
Basic(and assuming dilution) loss per share-as reported	$(0.02)	$(0.06)
Basic(and assuming dilution) loss per share - Pro forma	$(0.02)	$(0.06)

As of October 31, 2006 the number of options which have vested are 1,656,250 and the number of unvested options are 3,878,750. As of October 31, 2006 the number of shares which have vested are 200,000 and the number of unvested shares are 625,000.

Net Loss Per Share

The Company uses Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Per share basic and diluted net loss attributable to common stockholders amounted to $0.009 and $0.013 for the three months ended October 31, 2006 and 2005, respectively, and $0.02 and $0.06 for the six months ended October 31, 2006 and 2005, respectively. At October 31, 2006 and 2005, 30,928,051 and 37,468,324 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(UNAUDITED)

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the financial statements.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company's financial position and results of operations.

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No. 155 did not have a material impact on the Company's financial position and results of operations.

In May 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position and results of operations.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(UNAUDITED)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have an impact on the Company’s financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company will initially apply the provisions of SAB 108 in connection with the preparation of its annual financial statements for the year ending April 30, 2007. The Company has evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

NOTE B - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at October 31, 2006 and April 30, 2006 consist of the following:

	October 31, 2006	April 30, 2006
Motorcycles and other vehicles	$1,527,207	$759,568
Less: accumulated depreciation	(210,894)	(75,873)
Motorcycles and other vehicles, net of accumulated depreciation	1,316,313	683,695
Less: estimated reserve for residual values	(47,349)	(16,409)
Motorcycles and other vehicles under operating leases, net	$1,268,964	$667,286

Depreciation expense for vehicles for the three and six months ended October 31, 2006 was $71,474 and $135,022, respectively, depreciation expense for property and equipment for the three and six months ended October 31, 2006 was $8,075 and $16,058, respectively. Depreciation expense for vehicles for the three and six months ended October 31, 2005 was $14,104 and $17,600, respectively, depreciation expense for property and equipment for the three and six months ended October 31, 2005 was $9,550 and $18,287, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(UNAUDITED)

NOTE C - INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. During the period ended October 31, 2006, the Company repossessed Vehicles of value $48,173, which will be resold.

NOTE D - NOTES PAYABLE TO SENIOR LENDER

The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at October 31, 2006 is 9.59%.

At October 31, 2006, the notes payable mature as follows:

12 Months Ended
October 31,	Amount
2007	$858,944
2008	538,420
2009	343,361
2010	353,071
2011	168,959
$2,262,755

During the six month period ended October 31, 2006, the Company repaid $229,582 of the loans in cash.

NOTE E - NOTES PAYABLE OTHERS

In September and October 2006, the Company sold to four accredited investors’ bridge notes in the aggregate amount of $275,000. Three bridge notes aggregating $175,000 mature in 45 days and one note in the amount of $100,000 matures in 90 days, originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provide that 100,000 shares of the Company's restricted common stock are to be issued as “Equity Kicker” for each $100,000 of notes purchased, or any pro rated portion thereof. The Company has the right to extend the maturity date of notes for 30 to 45 days. In the event of extension, lender will be entitled for “additional equity” equal to 60% of the “Equity Kicker” shares. In the event of default on repayment by the Company, the “Equity Kicker” and the “Additional Equity” to be issued to the lender shall be increased by 50% for each month or portion thereof, as penalty, that such default has not been cured. During default period interest will be at the rate of 20%. The repayment, in the event of default, of the notes are to be collateralized by certain security interest as per the terms of the agreement.

The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to December 30, 2006, with simple interest rate of 10%, and Additional Equity in the aggregate amount of 105,000 restricted shares of common stock to be issued.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(UNAUDITED)

These notes payable for $275,000 are classified as current on the Company’s balance sheet. Furthermore, In connection with such notes payable, the Company has recorded $55,450 financing cost, $4,226 interest expense and $17,300 deferred financing cost.

NOTE F - LOANS PAYABLE TO RELATED PARTIES

In September and October 2006, the Company borrowed $60,000 and $8,500, respectively from a Director and officer on a demand basis without interest. On August 24, 2006, the Company borrowed $14,760 from another Director and Officer on a demand basis without interest. As of October 31, 2006, aggregated loans payable to officers were $83,260. These loans are classified as current on the Company’s balance sheet.

NOTE G - EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share and $100 stated value per share, of which 35,850 shares have been designated as Series A convertible preferred stock, and 340,000,000 shares of common stock with $0.001 par value per share. As of October 31, 2006 and April 30, 2006, the Company has 19,795 shares of preferred stock issued and outstanding for each period. The Company has 123,146,657 and 114,180,301 shares of common stock issued and outstanding as of October 31, 2006 and April 30, 2006, respectively.

Common Stock

During May 2006, the Company issued 550,000 shares of common stock, valued at $286,000, for accrued expenses recorded during the year end April 30, 2006.

During July 2006, the Company issued 320,000 shares of common stock, valued at $132,600, for accrued expenses recorded during the year end April 30, 2006.

During June and July 2006, the Company issued an aggregate of 208,500 shares of common stock, pursuant to a consulting agreement. The shares have been valued at $74,365.

During July 2006, the Company issued 70,000 shares of common stock, valued at $38,500, for accrued costs related to loans received by the Company during the year end April 30, 2006.

During July 2006, the Company issued 48,077 shares of common stock, valued at $13,285, related to penalty provision accrued during the year end April 30, 2006.

During July 2006, the Company issued 5,838,302 shares of common stock for shares subscribed for in March 2006.

During July 2006, the Company received $62,500 upon the exercise of 320,513 warrants. The shares were issued September, 2006.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(UNAUDITED)

During the six months ended October 31, 2006, the Company issued 250,000 shares of common stock, valued at $48,500, as additional costs related to loans received by the Company. This amount was charged to financing cost during the six months ended October 31, 2006.

During August 2006, the Company issued an aggregate of 139,000 shares of common stock, pursuant to a consulting agreement. The shares have been valued at $26,410.

During September 2006, the Company issued 350,000 shares of common stock, pursuant to a consulting agreement. The shares have been valued at $56,000.

During October 2006, the Company issued 550,001 shares of common stock for shares subscribed for in November 2005.

During October 2006, the Company issued 320,963 shares of common stock for warrants exercised for $62,500.

During six months ended October 31, 2006, the Company granted options to purchase an aggregate of 4,500,000 shares of common stock to one employee and one Director. At grant date, 1,000,000 options vested immediately. The vested and unvested options have been valued at $636,433 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 131%; (3) risk-free interest rate of 5.04% and 5.24%, vest over a 36 month period and expire if unexercised in five years. During the three and six months periods ended October 31, 2006, the Company expensed $309,409 and $526,450 respectively in non-cash charges related to stock and option compensation expense.

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

In accordance with EITF 00-27, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $931,800 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $843,200 to the series `A' preferred shares based upon the difference between the conversion price of those shares and the closing price of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 188%, (3) weighted average risk-free interest rate of 3.65%, and (4) expected life of 2 years as the conversion feature and warrants are immediately exercisable. Both the fair value of the class `C' warrants and the beneficial conversion feature were recorded as a dividend and were included in the financial statements of that period.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(UNAUDITED)

In connection with the private placement described above, the Company granted 1,755,537 common stock purchase warrants to the placement agent. The warrants were exercisable immediately, have an exercise price of $0.215 per share and expire in five years. The warrants were valued at $1,033,100 using the Black-Sholes pricing model. The assumption ranges used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 174% - 177%, (3) risk-free interest rate of 3.65% - 4.7%, and (4) expected life of 2 years.

Since the warrants contain registration rights for the underlying shares and since the delivery of such registered shares was not deemed controllable by the Company, we recorded the net value of the warrants at the date of issuance as a warrant liability on the balance sheet at April 30, 2006 of $834,924. A Registration Statement under Form SB-2, including the shares underlying the warrants, was declared effective by the Securities and Exchange Commission on May 31, 2006. Therefore, the change in the fair value from April 30, 2006 to May 31, 2006 was included in other income (expense) for three months ended October 31, 2006, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The fair value of the warrants was $567,069 and $834,924 at May 31, 2006 and April 30, 2006, respectively. Additionally, as the Registration Statement covering the underlying shares was declared effective, the accrued warrant liability at May 31, 2006 was credited to additional-paid in capital. The amount credited to additional-paid-in capital was $567,069.

NOTE H - NON-CASH FINANCIAL INFORMATION

During the six months ended October 31, 2006, the Company:

•	Issued 870,000 shares of common stock for expense accrued during the year ended April 30, 2006. The shares have been valued at $418,600.

•	Issued 70,000 shares of common stock, valued at $38,500, for accrued additional costs related to loans received by the Company during the year end April 30, 2006.

•	Issued 48,077 shares of common stock, valued at $13,285, related to penalty provision accrued during the year end April 30, 2006.

•	Issued 550,001 shares of common stock for subscription $330,000 received during the year end April 30, 2006.

•	Issued 697,500 shares of common stock, valued at $156,775, pursuant to consulting agreements.

•	Issued 250,000 shares of common stock, valued at $48,500, for additional costs related to loans received by the Company.

•	Expensed $178,532 in non-cash charges related to option compensation expense.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(UNAUDITED)

NOTE I - SUBSEQUENT EVENTS.

During November 2006, the Company received subscription of $100,000 for $100,000 in notes of the Company bearing interest at the rate of 6% per year and maturing August 1, 2007.

NOTE J - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through October 31, 2006, the Company incurred losses of $16,267,847. Of these losses, $2,057,544 was incurred during the six months ending October 31, 2006 and $3,075,449 in the six months ending October 31, 2005. As of October 31, 2006, the Company also had a working capital deficit of $1,072,041. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the Company's efforts will be successful. While, the planned principal operations have commenced, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

INTRODUCTORY STATEMENT

The period from inception through January 31, 2005 was a developmental period for us, setting up credit procedures, setting our arrangements with vehicle distributors, obtaining personnel, seeking financing to support our developmental efforts, and seeking credit facilities. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. In fiscal year 2005, we began to obtain regulatory approval in several states, where required, prior to commencing active operations. In February 2006, we attended our first national motorcycle industry dealer only trade show "Dealer EXPO 2006" and over 200 dealers visited our booth during the show. We are actively signing up dealers to participate in our financing programs, including our private label financing programs. As of October 31, 2006, 1,409 (compared to 777 at October 31, 2005) dealers have logged onto our web site and downloaded dealer applications and of that number, 511 have been approved as Sparta or private label authorized dealers. We believe this trend will continue over the foreseeable future. We have signed up four manufacturers to our private label programs, and are in negotiations with other manufacturers who have indicated an interest in a private label program. Additionally, we have signed three third party marketing arrangements with industry recognized consulting firms who will introduce our programs to their dealer clients and train them how to effectively use them. We have increased our marketing staff from 1 at January 2005 to 4 at the present time. The Company obtained a senior credit facility in July 2005 which was renewed for one year in August 2006, which allowed us to commence and continue our operations. This facility was further amended in November 2006 to allow us to extend credit to individuals with lower FICO scores than prior to the amendment. Additionally, the facility was amended to allow us to extend credit to municipalities. Despite these amendments, we will need to obtain additional credit facilities so that we have the funding sources which allow us to originate leases and finance contracts across all credit profiles of our business model. We are presently seeking additional credit facilities and long term debt and additional equity to support the additional debt.

In May 2006, we entered into an agreement with netLoan Funding, LLC (“netLoan”), a provider of lender management services through its operation of a multi-asset finance portal linked to internet auction and sale websites. That agreement allows users who successfully bid on or purchase specified powersports vehicles, and who wish to lease or finance those vehicles, to apply for financing via a link between the auction web site and the netLoan site. Once the users “click” on the netLoan link they land on the netLoan site where they then “click” on a button (which has a “picture” of the type of vehicle they wish to finance) and in the case of motorcycles, ATVs and scooters are routed by netLoan Funding to a dedicated portal on the Sparta web site where they will be able to complete online credit applications and, subject to credit approval, conclude the process within minutes. We will pay netLoan a fee for each funded transaction. To ensure a rapid and smooth implementation of this agreement, netLoan and Sparta commenced the program on a limited basis in October with Sparta providing secured financing options for ATVs, select motorcycles, and scooters only. This program was completely rolled out to fifty states by November 2006.

In July 2006, we announced an agreement for routing of motorcycle, ATV, and scooter loan applications from a Fortune 500 global diversified financial provider. In October 2006, this agreement was extended for a minimum of one year. The agreement calls for that company to electronically transmit to Sparta loan applications submitted to them and which meet Sparta’s lending/leasing criteria. iPLUS™ will immediately approve or decline the application, and, if approved, notify the applicant through the internet within minutes. This agreement will allow consumers to be pre-approved before they even start shopping. We will pay that company a fee for each funded transaction. We have commenced receiving and decisioning applications on a manual test basis while final technical details needed to ensure a seamless automated process are implemented. This project is expected to be fully automated and operational by January 2007.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2006 TO THE THREE MONTHS ENDED OCTOBER 31, 2005

For the three months ended October 31, 2006 and 2005, we have generated limited, but increasing, sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations during the remainder of fiscal 2007 and in the upcoming fiscal year.

REVENUES

Revenues totaled $219,555 during the three months ended October 31, 2006 as compared to $30,295 during the three months ended October 31, 2005. Current period revenue was comprised of $166,559 in lease revenue, $50,300 in Private Label and PPF Program fees and $2,696 in other income. Prior period revenue was comprised of $24,223 in lease revenue, $2,772 in dealer fees, and $3,300 in private label fees.

COSTS AND EXPENSES

General and administrative expenses were $1,324,556 during the three months ended October 31, 2006, compared to $910,737 during the three months ended October 31, 2005, an increase of $413,819, or 45%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $414,505; Accounting, audit and professional fees, $195,785; Consulting fees, $55,027; Rent and utilities, $74,634, Travel and entertainment, $22,448 and stock based compensation $309,409. Expenses incurred during the comparative three month period in 2005 consisted primarily of the following expenses: Compensation and related costs, $400,925; Accounting, audit and professional fees, $114,008; Consulting fees, $215,529; Rent, $44,857; and Travel and entertainment, $17,905.

We incurred a non-cash charge of $309,409 during the three months ended October 31, 2006 related to options and shares of common stock and common stock options issued for consulting fees and services. The comparable non-cash charges for the three months ended October 31, 2005 were a non-cash expense of $323,672 related to shares of common stock issued in connection with debt financing. Additionally, during the three month period ended October 31, 2005, we recorded an expense of $600,000 related to the failure to have an effective registration statement covering the underlying shares of common stock issuable upon conversion of the preferred stock and the related warrants. During three months ending October 31, 2006, we have also recorded non-cash charge of $333,470 related to the increase in value of warrants issued with registration rights. There was no comparable charge in the three months ended October 31, 2005.

NET LOSS

We incurred a net loss before preferred dividends of $1,623,165 for our three months ended October 31, 2006 as compared to $1,830,057 for the corresponding interim period in 2005. The $206,892 or 11% decrease in our net loss before preferred dividends for our three month interim period ended October 31, 2006 was attributable primarily to an increase in revenue and a decrease in non-cash financing costs which decrease was greater than an increase in operating expenses and the charge for change in the value of warranty liability.

We also incurred non-cash preferred dividend expense of $29,936 for our three month period ended October 31, 2006, with an expense of $54,217 in the corresponding interim period of 2005. The decrease in preferred dividend expense was attributable to the conversion of preferred stock to common stock.

Our net loss attributable to common stockholders decreased to $1,653,101 for our three month period ended October 31, 2006 as compared to $1,884,274 for the corresponding period in 2005. The $231,173 decrease in net loss attributable to common stockholders for our three month period ended October 31, 2006 was due to the decrease in net loss of $206,892 and the decrease in preferred dividends of $24,281.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2006 TO THE SIX MONTHS ENDED OCTOBER 31, 2005

For the six months ended October 31, 2006 and 2005, we have generated limited, but increasing, sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations during the remainder of fiscal 2007 and in the upcoming fiscal year.

REVENUES

Revenues totaled $411,197 during the six months ended October 31, 2006 as compared to $47,621 during the six months ended October 31, 2005. Current period revenue was comprised of $332,574 in lease revenue, $60,500 in private label fees and Preferred Provider Program and $18,125 in other income. Prior period revenue was comprised of $34,974 in lease revenue, $6,047 in dealer fees, and $6,600 in private label fees.

COSTS AND EXPENSES

General and administrative expenses were $2,491,337 during the six months ended October 31, 2006, compared to $1,497,469 during the six months ended October 31, 2005, an increase of $993,868, or 66%. Expenses incurred during the current six month period consisted primarily of the following expenses: Compensation and related costs, $853,899; Accounting, audit and professional fees,$330,425; Consulting fees, $160,442; Rent and utilities, $160,978, Travel and entertainment, $62,038 and stock based compensation $526,450. Expenses incurred during the comparative six month period in 2005 consisted primarily of the following expenses: Compensation and related costs, $656,294; Accounting, audit and professional fees, $173,149; Consulting fees, $361,587; Rent, $72,814; and Travel and entertainment, $35,331.

During six months ending October 31, 2006, we recorded non-cash income of $299,474 related to the decrease in value of warrants issued with registration rights. We incurred a non-cash charge of $526,450 during the six months ended October 31, 2006 related to options and shares of common stock issued for consulting fees, services and financing cost. For the six months ended October 31, 2005, we had expensed non-cash costs of $406,665 related to warrants granted to a private placement agent. Additionally, we incurred a non-cash charge of $599,642 during the six months ended October 31, 2005 related to shares of common stock issued in connection with debt financing and has recorded an expense of $600,000 related to the failure to have an effective registration statement covering the underlying shares of common stock issuable upon conversion of it preferred stock and the related warrants.

NET LOSS

We incurred a net loss before preferred dividends of $2,057,544 for our six months ended October 31, 2006 as compared to $3,075,449 for the corresponding interim period in 2005. The $1,017,905 or 33% decrease in our net loss before preferred dividends for our six month interim period ended October 31, 2006 was attributable to an increase in revenue, a decrease in non-cash financing costs, and a partial recovery, in the amount of $299,474, of prior years charges for warrant liability.

We also incurred non-cash preferred dividend expense of $59,873 for our six month period ended October 31, 2006 as compared with a non-cash expense of $1,857,492 in the corresponding interim period of 2005. The decrease in preferred dividend expense was primarily attributable to the beneficial conversion feature expense of $1,775,000 in the corresponding interim period in 2005 (related to warrants issued with the convertible preferred stock and a beneficial conversion feature associated with the preferred stock) with no such comparable expense in the current period. Preferred dividends in the current period also decreased as a result of preferred stock conversions to common stock.

Our net loss attributable to common stockholders decreased to $2,117,417 for our six month period ended October 31, 2006 as compared to $4,932,941 for the corresponding period in 2005. The $2,815,524 decrease in net loss attributable to common stockholders for our six month period ended October 31, 2006 was due to the decrease in net loss and the decrease in preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2006, we had a working capital deficit of $1,072,041. We generated a deficit in cash flow from operations of $2,119,157 for the six months ended October 31, 2006. This deficit is primarily attributable to our net loss from operations of $2,057,544, an increase in lease receivables of $2,034,714 and a change in warrant liability of $267,855, partially offset by depreciation and amortization of $156,610 and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses increased by $599,967, deferred revenue increased by $612,014, prepaid expenses decreased by $32,215 and loan proceeds receivable decreased by $368,937.

Cash flows used in investing activities for the six months ended October 31, 2006 was $782,374, primarily due to the purchase of property and equipment of $14,734 and payments for motorcycles and vehicles of $767,640.

We met our cash requirements during the six month period through net proceeds for equity of $125,000, proceeds of notes payable $275,000 and loans payable to officers $83,260 and debt financing of $1,802,989, offset with payments of $229,582. Additionally, we have received limited revenues from leasing and financing motorcycles and other vehicles, our recently launched private label programs and from dealer sign-up fees.

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

We estimate that we will need approximately $1,800,000 in additional funds to fully implement our business plan during the next twelve months for a credit line reserve and for our general operating expenses. Although we obtained a senior credit facility in July 2005, which allowed us to commence our initial active operations, this facility does not allow us to finance individuals with lower FICO scores nor does it provide financing for other markets we wish to enter. Thus, we will need to obtain additional credit facilities to fully implement our business plan. We are presently seeking those additional credit facilities and long term debt. This additional, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources to finance our growth, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our April 30, 2006 and 2005 financial statements included in our Annual Report states that our historical losses and the lack of revenues raise substantial doubts about our ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

PLAN OF OPERATIONS

ADDRESSING THE GOING CONCERN ISSUES

In order to improve our liquidity, our management is actively pursing additional financing through discussions with investment bankers, financial institutions and private investors. There can be no assurance that we will be successful in its effort to secure additional financing.

We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to develop profitable operations. We are devoting substantially all of our efforts to developing our business and raising capital.

The primary issues management will focus on in the immediate future to address this matter include:

•	seeking additional credit lines from institutional lenders;

•	seeking institutional investors for debt or equity investments in our company; and

•	initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis.

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

NUMBER OF EMPLOYEES

At October 31, 2006, we had 22 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

INFLATION

The impact of inflation on our costs, and the ability to pass on cost increases to our customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and we do not anticipate that inflationary factors will have a significant impact on future operations.

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

RECENT ACCOUNTING PRONOUNCEMENT

In September 2006, the FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the financial statements.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company's financial position and results of operations.

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No. 155 did not have a material impact on the Company's financial position and results of operations.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position and results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have an impact on the Company’s financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending April 30, 2007. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We have sought to identify what we believe are significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized, nor can we guarantee that we have identified all possible risks that might arise.

POTENTIAL FLUCTUATIONS IN ANNUAL OPERATING RESULTS

Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products and services; seasonal trends in purchasing; the amount and timing of capital expenditures and other costs relating to the commercial and consumer financing; price competition or pricing changes in the market; technical difficulties or system downtime; general economic conditions; and economic conditions specific to the consumer financing sector.

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

DEPENDENCE UPON MANAGEMENT

Our future performance and success is dependant upon the efforts and abilities of our management. To a very significant degree, we are dependent upon the continued services of Anthony L. Havens, our President and Chief Executive Officer and member of our Board of Directors, and Mr. Richard Trotter, our Chief Operating Officer. If we lost the services of Mr. Havens, Mr. Trotter, or other key employees before we could get qualified replacements that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

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

CONTINUED CONTROL OF CURRENT OFFICERS AND DIRECTORS

The present officers and directors own approximately 54.44% of the outstanding shares of common stock, without giving effect to shares underlying convertible securities, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of Sparta, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September and October 2006, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to four accredited investors bridge notes in the aggregate amount of $275,000. Three 45-day bridge notes aggregating $175,000 and one 90-day $100,000 note were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provide that 100,000 shares of the Company's restricted common stock are to be issued for each $100,000 of notes purchased, or any pro rated portion thereof. In the event of default on repayment, for each uncured month, as penalty, the equity kicker and the additional equity to be issued to the lenders are to be increased by 50%, on a pro rata basis, and during default period, interest is to be at the rate of 20%. The repayment, in the event of default, of the notes are to be collateralized by certain security interest as per the terms of the agreement. The Company had the right to extend the maturity date of notes for 30 to 45 days, and, in the event of extension, the lender would be entitled to an additional equity equal to 60% of the equity kicker shares. The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to December 30, 2006, with simple interest rate of 10%, and additional equity of in the aggregate amount of 165,000 restricted shares of common stock to be issued.

During November 2006, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company received from an accredited investor a subscription of $100,000 for $100,000 in notes of the Company bearing interest at the rate of 6% per year and maturing August 1, 2007.

Item 6. Exhibits.

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
Exhibit 10.1	Employment Agreement with Anthony W. Adler (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on October 2, 2006

Exhibit 10.2	Stock Option Agreement with Jeffrey Bean, dated October 23, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on October 24, 2006

Exhibit 10.3*	Form of Promissory Note

Exhibit 10.4*	Form of Promissory Note

Exhibit 11
Statement re: computation of per share earnings is hereby incorporated by reference to "Financial Statements" of Part I- Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: December 18, 2006	By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: December 18, 2006	By:	/s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer