Form 10QSB
period 2007-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2007-03-19
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

As of March 17, 2007, we had 123,216,157 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SPARTA COMMERCIAL SERVICES, INC.
FORM 10-QSB
FOR THE QUARTER ENDED JANUARY 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2007	2006
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$24,135	$856,382
Lease payments receivable, current, net of
reserve of $18,042 and $5,090, respectively. (Note D)	588,231	206,986
Loan proceeds receivable	-	389,998
Prepaid expenses and other current assets	12,228	56,189
Inventory (Note C)	71,819	-
Total current assets	696,413	1,509,555

Motorcycles and other vehicles under operating leases, net of accumulated depreciation of $292,146 and $75,873, respectively and
loss reserve of $46,963 and $16,409, respectively. (Note B)	1,266,221	667,286
Property and equipment, net of accumulated depreciation and
amortization of $85,837 and $53,249, respectively	103,690	121,544
Lease and Retail installment sale contract receivables, net of current portion
and loss reserve of $57,623 and 14,653, respectively. (Note D)	1,879,852	595,895
Restricted cash	235,377	112,503
Deposits	50,817	48,967
Total assets	$4,232,370	$3,055,750

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,037,343	$424,692
Accrued equity based compensation	25,020	333,600
Accrued equity based penalties	2,375	47,468
Notes payable - Senior lender (Note E)	661,280	358,549
Notes payable - Other (Note F)	800,259	-
Loans payable - related parties (Note G)	157,260	-
Deferred revenue	733	-
Total current liabilities	2,684,270	1,164,309

Deferred revenue	686,685	186,245
Notes payable - Senior lender, long term portion (Note E)	1,506,038	330,799
Warrant liability	-	834,924
Total liabilities	4,876,993	2,516,277

(Deficiency in) Stockholders' equity: (Note H)
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value
of $100 per share, 19,795 and 19,795 shares issued and outstanding, as of January 31, 2007 and April 30, 2006, respectively	1,979,500	1,979,500
Common stock, $0.001 par value; 340,000,000 shares authorized, 123,216,157 and
114,180,301 shares issued and outstanding, as of January 31, 2007 and April 30, 2006, respectively	123,216	114,180
Common stock to be issued, 0 and 5,838,302 shares, as of January 31, 2007 and April 30, 2006, respectively.	-	5,838
Common stock subscribed	-	330,000
Additional paid-in capital	14,530,832	12,553,884
Deferred compensation	(48,000)	(293,500)
Accumulated deficit	(17,230,171)	(14,150,429)
Total (Deficiency in) Stockholders' equity	(644,623)	539,473
Total liabilities and (deficiency in) stockholders' equity	$4,232,370	$3,055,750

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2007 AND 2006
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Revenue	$214,642	$43,008	$625,839	$90,629

Operating expenses:
General and administrative	913,876	2,322,057	3,405,213	3,819,526
Depreciation and amortization	93,693	22,157	250,303	58,044

Total operating expenses	1,007,569	2,344,214	3,655,516	3,877,570

Loss from operations	(792,927)	(2,301,206)	(3,029,677)	(3,786,941)

Other expense:
Interest expense and financing cost, net	(139,649)	(1,483,522)	(259,917)	(3,066,736)
Change in value of warrant liabilities	189	126,177	299,663	126,177
Loss on sale of asset	-	-	-	(6,500)

Net loss	(932,387)	(3,658,551)	(2,989,931)	(6,734,000)

Preferred dividend	29,937	29,191	89,810	1,886,683

Net loss attributed to common stockholders	$(962,324)	$(3,687,742)	$(3,079,741)	$(8,620,683)

Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.08)

Basic and diluted loss per share attributed to
common stockholders	$(0.01)	$(0.04)	$(0.03)	$(0.10)

Weighted average shares outstanding	123,213,646	95,648,989	121,971,228	89,586,901

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2007 AND 2006
(UNAUDITED)
	Nine Months Ended
	January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,989,931)	$(6,734,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250,303	58,045
Allowance for loss reserve	86,861	-
Amortization of deferred revenue	(9,167)	(9,900)
Amortization of deferred compensation	301,500	240,252
Equity based compensation	376,744	85,228
Stock based finance cost	54,948	973,607
Change in fair value of penalty warrant and warrant liability	(299,663)	(126,177)
Loss on sale of assets	-	6,500
Changes in operating assets and liabilities:
(Increase) decrease in:
Lease payments receivable	(1,792,942)	(31,499)
Prepaid expenses and other assets	43,961	(73,424)
Loan proceeds receivable	389,998	-
Restricted cash	(122,874)	-
Deposits	(1,850)	(110,585)
Increase (decrease) in:
Accounts payable and accrued expenses	684,645	1,418,030
Accrued equity penalties	-	2,040,000
Deferred revenue	510,340	91,860
Accrued registration penalty	(13,285)	—
Net cash used in operating activities	(2,530,412)	(2,172,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of asset	-	25,000
Cost of asset sold	-	(31,500)
Payments for motorcycles and other vehicles	(847,590)	(200,524)
Investment in leases	-	(353,562)
Purchases of property and equipment	(14,734)	(32,390)
Net cash used by investing activities	(862,324)	(592,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock, net	-	1,592,517
Proceeds from sale of common stock, net	-	1,726,980
Common stock subscription	-	330,000
Repayment of affiliate advances	-	(25,000)
Proceeds from notes from banks	1,918,605	372,675
Payments on notes from banks	(440,635)	(357,244)
Proceeds from other notes	800,259	-
Loan proceeds from other related parties	157,260	-
Exercise of warrants	125,000	-
Payments for fractional shares	-	(16)
Net cash provided in financing activities	2,560,489	3,639,912
Net (decrease) increase in cash	(832,247)	874,873
Cash and cash equivalents, beginning of period	$856,382	$108,365
Cash and cash equivalents, end of period	$24,135	$983,238

Cash paid for:
Interest	$129,487	$15,788

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(UNAUDITED)
NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2007 and for the three and nine month periods ended January 31, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2006 as disclosed in the Company's 10-KSB for that year as filed with the SEC.

The results of the nine months ended January 31, 2007 are not necessarily indicative of the results to be expected for the full year ending April 30, 2007.

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

The Company charges fees to manufacturers and other customers related to creating a private label version of the Company's financing program including web access, processing credit applications, consumer contracts and other elated documents and processes. Fees received are amortized and booked as income over the length of the contract. At January 31, 2007, the Company had recorded deferred revenue related to these contracts of $733.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(UNAUDITED)

The Company evaluates its operating and retail installment sales leases on an ongoing basis and has established reserves for losses, based on current and expected future experience.

Stock Based Compensation

Prior to the adoption of FASB No. 123R, during the third quarter of Fiscal 2006, the Company recorded employee stock based compensation pursuant to APB No. 25. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share for the period prior to the adoption of FAS 123R would have been as follows?

	Three Months Ended	Nine Months Ended
	January 31, 2006
Net Loss - as reported	$(3,658,551)	$(6,734,000)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB No. 25)	—	—

Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	--	(24,710)
	$(3,658,551)	$(6,758,710)

Net loss attributable to common stockholders- Pro forma	$(3,687,742)	$(8,620,683)
Basic(and assuming dilution) loss per share-as reported	$(0.04)	$(0.08)
Basic(and assuming dilution) loss per share - Pro forma	$(0.04)	$(0.08)

The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the nine months ended January 31, 2006:

2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3%
Expected stock price volatility	60%
Expected dividend payout	-
Expected option life (in years)	5

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2006 and prior years, expected stock price volatility is based on the historical volatility of the Company’s stock for the related vesting periods. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility. The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity securities with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all shareholders commensurately.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(UNAUDITED)

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.01 and $0.04 for the three months ended January 31, 2007 and 2006, respectively, and $0.03 and $0.10 for the nine months ended January 31, 2007 and 2006, respectively. At January 31, 2007 and 2006, 31,028,051 and 29,685,131 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007.

In September 2006, the FAS issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company does not believe that the pronouncement will have a material affect on its financial statements as it does not participate in defined benefit pension plans.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 will not have a significant impact on our results of operations or financial condition.

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
JANUARY 31, 2007
(UNAUDITED)

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

On December 21, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) Emerging Issues Task Force ("EITF") 00-19-2, "Accounting for Registration Payment Arrangements," which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, Accounting for Contingencies and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss. Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP's issuance date. For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006. We do not expect the adoption of this FSP to have a significant impact on our financial condition or results of operations.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(UNAUDITED)

NOTE B - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at January 31, 2007 and April 30, 2006 consist of the following:

	January 31, 2007	April 30, 2006
Motorcycles and other vehicles	$1,605,330	$759,568
Less: accumulated depreciation	(292,146)	(75,873)
Motorcycles and other vehicles, net of accumulated depreciation	1,313,184	683,695
Less: estimated reserve for residual values	(46,963)	(16,409)
Motorcycles and other vehicles under operating leases, net	$1,266,221	$667,286

Depreciation expense for vehicles for the three and nine months ended January 31, 2007 was $82,693 and $217,715, respectively, depreciation expense for property and equipment for the three and nine months ended January 31, 2007 was $10,999 and 32,588, respectively. Depreciation expense for vehicles for the three and nine months ended January 31, 2006 was $14,836 and $32,436, respectively, depreciation expense for property and equipment for the three and nine months ended January 31, 2006 was $9,550 and $25,608, respectively.

NOTE C - INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At January 31, 2007, the Company had repossessed Vehicles of value $71,819, which will be resold.

NOTE D - RETAIL INSTALLMENT RECEIVABLES

Retail installment sale receivables, which are carried at cost, were $2,468,083 and $802,881 at January 31, 2007 and April 30, 2006, respectively. The following is a schedule by years of future payments related to these receivables. Future payments include amortization of cost as well as a profit margin. Certain of the assets are pledged as collateral for the note described in Note E.

12 Months Ended January 31,	Amount
2008	$771,142
2009	761,467
2010	722,037
2011	670,082
2012	305,705
3,230,433
Less: interest portion	(686,685)
2,543,748
Less: allowance for doubtful receivables	(75,665)
2,468,083
Less: current receivables	(588,231)
$1,879,852

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(UNAUDITED)

NOTE E - NOTES PAYABLE TO SENIOR LENDER

The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at January 31, 2007 is 10.293%.

At January 31, 2007, the notes payable mature as follows:

12 Months Ended
January 31,	Amount
2008	$661,280
2009	564,027
2010	335,543
2011	354,228
2012	252,240
2,167,318
Less: current payable	(661,280)
$1,506,038

NOTE F - NOTES PAYABLE OTHERS

a.
In September and October 2006, the Company sold to four accredited investors’ bridge notes in the aggregate amount of $275,000. Three 45-day bridge notes aggregating $175,000 and one 90-day note in the amount of $100,000 were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provide that 100,000 shares of the Company's restricted common stock are to be issued as “Equity Kicker” for each $100,000 of notes purchased, or any pro rated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days. The notes provided that in the event of extension, the lenders will be entitled for “additional equity” equal to 60% of the “Equity Kicker” shares. In the event of default on repayment by the Company, the “Equity Kicker” and the “Additional Equity” to be issued to the lender shall be increased by 50% for each month or portion thereof, as penalty, that such default has not been cured. During default period interest will be at the rate of 20%. The repayments, in the event of default, of the notes are to be collateralized by certain security interest as per the terms of the agreement.

The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to December 30, 2006, with simple interest rate of 10%, and Additional Equity in the aggregate amount of 165,000 restricted shares of common stock to be issued. Thereafter, the Company is in default on repayment of these notes and is now subject to 20% interest rate and the “Additional Equity” equal to 50% increased shares for each month or portion thereof, as penalty, until such default has not been cured. As of January 31, 2007, the Company is obliged to issue 517,742 kicker, additional kicker and default shares valued at $73,446 to such creditors.

b.
During three months ended January 31, 2007, the Company sold to eight accredited investors six months unsecured notes in the aggregate amount of $525,259. All notes bears 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at a price equal to a 40% discount from the lowest closing price of the Company’s common stock for the five trading days immediately preceding the receipt of funds by the Company from the purchaser of note. All notes will mature in six months on various dates through July 30, 2007.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(UNAUDITED)

NOTE G - LOANS PAYABLE TO RELATED PARTIES

During nine months ended January 31, 2007, the Company borrowed from a Director and officer $135,000 and $8,500, respectively on a demand basis without interest. The Company also owes $13,760 to another Director and Officer an interest free demand loan received on August 24, 2006. As of January 31, 2007, aggregated loans payable to officers were $157,260. These loans are classified as current on the Company’s balance sheet.

At January 31, 2007, included in accounts payable, is $9,460 due to American motorcycle Leasing Corp., a company controlled by the Company's Chief Executive Officer and a director, for the purchase of motorcycles.

NOTE H - EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share and $100 stated value per share, of which 35,850 shares have been designated as Series A convertible preferred stock, and 340,000,000 shares of common stock with $0.001 par value per share. As of January 31, 2007 and April 30, 2006, the Company has 19,795 shares of preferred stock issued and outstanding for each period. The Company has 123,216,157 and 114,180,301 shares of common stock issued and outstanding as of January 31, 2007 and April 30, 2006, respectively.

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

During the nine months ended January 31, 2007, the Company issued 250,000 shares of common stock, valued at $48,500, as additional costs related to loans received by the Company. This amount was charged to financing cost during the nine months ended January 31, 2007.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(UNAUDITED)

During November 2006, the Company issued 69,500 shares of common stock, pursuant to a consulting agreement. The shares have been valued at $6,745.

During December 2006, the Company granted 100,000 common stock purchase warrants to a placement agent for future investments services. The warrants were exercisable immediately, have an exercise price per share equal to 110% per share of the closing bid price of the closing bid price of a share of the Company’s common stock on the date of this warrant and expire in three years. The warrants were valued at $6,448 using the Black-Sholes pricing model and expensed. The assumption ranges used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 149%, (3) risk-free interest rate of 4.62%, and (4) expected life of 3 years.

During nine months ended January 31, 2007, the Company granted options to purchase an aggregate of 4,500,000 shares of common stock to one employee and one Director. At grant date, 1,000,000 options vested immediately. The vested and unvested options have been valued at $636,433 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 131%; (3) risk-free interest rate of 5.04% and 5.24%, vest over a 36 month period and expire if unexercised in five years.

During the three and nine months periods ended January 31, 2007, the Company expensed $176,814 and $703,264, respectively, in non-cash charges related to stock and option compensation expense.

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

Since the warrants contain registration rights for the underlying shares and since the delivery of such registered shares was not deemed controllable by the Company, we recorded the net value of the warrants at the date of issuance as a warrant liability on the balance sheet at April 30, 2006 of $834,924. A Registration Statement under Form SB-2, including the shares underlying the warrants, was declared effective by the Securities and Exchange Commission on May 31, 2006. Therefore, the change in the fair value from April 30, 2006 to May 31, 2006 was included in other income (expense) for three months ended January 31, 2007, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The fair value of the warrants was $567,069 and $834,924 at May 31, 2006 and April 30, 2006, respectively. Additionally, as the Registration Statement covering the underlying shares was declared effective, the accrued warrant liability at May 31, 2006 was credited to additional-paid in capital. The amount credited to additional-paid-in capital was $567,069.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(UNAUDITED)

NOTE I - NON-CASH FINANCIAL INFORMATION

During the nine months ended January 31, 2007, the Company:

▪	Issued 870,000 shares of common stock for expense accrued during the year ended April 30, 2006. The shares have been valued at $418,600.

▪	Issued 70,000 shares of common stock, valued at $38,500, for accrued additional costs related to loans received by the Company during the year end April 30, 2006.

▪	Issued 48,077 shares of common stock, valued at $13,285, related to penalty provision accrued during the year end April 30, 2006.

▪	Issued 550,001 shares of common stock for subscription $330,000 received during the year end April 30, 2006.

NOTE J - STOCK OPTIONS AND WARRANTS

Share-Based Compensation

The Company adopted SFAS No. 123(R) during third quarter of Fiscal year 2006, which no longer permits the use of the intrinsic value method under APB No. 25. The Company uses the modified prospective method to adopt SFAS No. 123(R), which requires compensation expense to be recorded for all stock-based compensation granted on or after January 1, 2006, as well the unvested portion of previously granted options. The Company is recording the compensation expense on a straight-line basis, generally over the explicit service period of three years. The Company made no stock-based compensation grants prior to the adoption of Statement 123(R) and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

The following tables illustrates the effect that adoption of SFAS No. 123(R) had on the Company's nine months ending January 31, 2007 results and cash flows as well as the parameters used in the valuation of options granted in the first nine months of 2007.

	Under Pre-SFAS No.123 (R) Accounting	SFAS No. 123( R) Impact	Actual Nine Months Ended January 31, 2007
Loss before taxes	$(2,758,331)	$(231,600)	$(2,989,931)
Net Loss	(2,758,331)	$(231,600)	$(2,989,931)

Net Earnings
Basic EPS	$(0.02)	$-	$(0.02)
Diluted EPS	(0.02)	-	(0.02)

Cash Flows
Operating Activities	$(2,530,412)	$-	$(2,530,412)
Financing Activities	$2,560,489	-	2,560,489

NOTE K - SUBSEQUENT EVENTS.

In February 2007, the Company received from two accredited investors’ subscriptions totaling $40,000 for six month convertible notes of the Company bearing interest at the rate of 6% per year and maturing on August 22 and August 27, 2007.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(UNAUDITED)

NOTE L - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through January 31, 2007, the Company incurred losses of $17,230,171. Of these losses, $2,989,931 was incurred during the nine months ending January 31, 2007 and $6,734,000 in the nine months ending January 31, 2006. As of January 31, 2007, the Company also had a working capital deficit of $1,987,857. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

INTRODUCTORY STATEMENT

The period from inception through January 31, 2005 was a developmental period for us, setting up credit procedures, setting our arrangements with vehicle distributors, obtaining personnel, seeking financing to support our developmental efforts, and seeking credit facilities. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. In fiscal year 2005, we began to obtain regulatory approval in several states, where required, prior to commencing active operations. In February 2006, we attended our first national motorcycle industry dealer only trade show "Dealer EXPO 2006" and over 200 dealers visited our booth during the show. During the 2007 Dealer EXPO, over 400 dealers visited our booth. We are continuously signing up dealers to participate in our financing programs, including our private label financing programs. As of January 31, 2007, 1,498 (compared to 898 at January 31, 2006) dealers have logged onto our web site and downloaded dealer applications and of that number, 605 (compared to 245 at January 31, 2006) have been approved as Sparta or private label authorized dealers. We believe this trend will continue over the foreseeable future. We have signed up four manufacturers to our private label programs, and are in negotiations with other manufacturers who have indicated an interest in a private label program. Additionally, we have signed three third party marketing arrangements with industry recognized consulting firms who will introduce our programs to their dealer clients and train them how to effectively use them. We have increased our marketing staff from 2 at January 2006 to 7 at the present time. The Company obtained a senior credit facility in July 2005 which was renewed for one year in August 2006, which allowed us to commence and continue our operations. This facility was further amended in November 2006 to allow us to extend credit to individuals with lower FICO scores than prior to the amendment. Additionally, the facility was amended to allow us to extend credit to municipalities. Despite these amendments, we will need to obtain additional credit facilities so that we have the funding sources which allow us to originate leases and finance contracts across all credit profiles and asset classes of our business model. We are presently seeking additional credit facilities and long term debt and additional equity to support the additional debt.

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

In July 2006, we announced an agreement for routing of motorcycle loan applications from a Fortune 500 global diversified financial provider. In October 2006, this agreement was extended for a minimum of one year. The agreement calls for that company to electronically transmit to Sparta loan applications submitted to them and which meet Sparta’s lending/leasing criteria. iPLUS™ will immediately approve or decline the application, and, if approved, notify the applicant through the internet within minutes. This agreement will allow consumers to be pre-approved before they even start shopping. We will pay that company a fee for each funded transaction. In January 2007, this application went “live” in 12 states with plans to roll out to 38 additional states over a mutually agreed schedule.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2007 TO THE THREE MONTHS ENDED JANUARY 31, 2006

For the three months ended January 31, 2007 and 2006, we have generated limited, but increasing, sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations during the remainder of fiscal 2007 and in the upcoming fiscal year.

REVENUES

Revenues totaled $214,642 during the three months ended January 31, 2007 as compared to $43,008 during the three months ended January 31, 2006. Current period revenue was comprised of $197,826 in lease revenue, $817 in Private Label and Preferred Provider Program fees and $10,001 in other income. Prior period revenue was comprised primarily of $38,460 in lease revenue and $3,300 in private label fees.

COSTS AND EXPENSES

General and administrative expenses were $913,876 during the three months ended January 31, 2007, compared to $2,322,057 during the three months ended January 31, 2006, a decrease of $1,408,181, or 61%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $453,095; Accounting, audit and professional fees, $49,982; Consulting fees, $70,979; Rent and utilities, $66,849, Travel and entertainment, $46,146 and stock based compensation $169,169. Expenses incurred during the comparative three month period in 2006 consisted primarily of the following expenses: Compensation and related costs, $291,147; Accounting, audit and professional fees, $46,636; Consulting fees, $1,780,890; Rent, $41,590; and Travel and entertainment, $23,126.

We incurred non-cash charges of $224,813 during the three months ended January 31, 2007, of which $169,169 is related to options and shares of common stock issued for consulting fees and services and $55,644 is related to shares and warrants for financing cost. The comparable non-cash charges for the three months ended January 31, 2006 were a non-cash expense of $38,500 related to shares of common stock issued in connection with debt financing. Additionally, during the three month period ended January 31, 2006, we recorded an expense of $1,440,000 related to the failure to have an effective registration statement covering the underlying shares of common stock issuable upon conversion of the preferred stock and the related warrants.

NET LOSS

We incurred a net loss before preferred dividends of $932,387 for our three months ended January 31, 2007 as compared to $3,658,551 for the corresponding interim period in 2006. The $2,726,164 or 75% decrease in our net loss before preferred dividends for our three month interim period ended January 31, 2007 was attributable primarily to an increase in revenue and a decrease in non-cash financing costs and operating expenses.
We also incurred non-cash preferred dividend expense of $29,937 for our three month period ended January 31, 2007, with an expense of $29,191 in the corresponding interim period of 2006.

Our net loss attributable to common stockholders decreased to $962,324 for our three month period ended January 31, 2007 as compared to $3,687,742 for the corresponding period in 2006. The $2,725,418 decrease in net loss attributable to common stockholders for our three month period ended January 31, 2007 was due to the decrease in net loss of $2,726,164 and the increase in preferred dividends of $746.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2007 TO THE NINE MONTHS ENDED JANUARY 31, 2006

For the nine months ended January 31, 2007 and 2006, we have generated limited, but increasing, sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations during the remainder of fiscal 2007 and in the upcoming fiscal year.

REVENUES

Revenues totaled $625,839 during the nine months ended January 31, 2007 as compared to $90,629 during the nine months ended January 31, 2006. Current period revenue was comprised primarily of $530,400 in lease revenue, $61,317 in private label fees and Preferred Provider Program and $28,126 in other income. Prior period revenue was comprised primarily of $62,806 in lease revenue, $6,747 in dealer fees and $9,900 in private label fees.

COSTS AND EXPENSES

General and administrative expenses were $3,405,213 during the nine months ended January 31, 2007, compared to $3,819,526 during the nine months ended January 31, 2006, a decrease of $414,313, or 11%. Expenses incurred during the current nine month period consisted primarily of the following expenses: Compensation and related costs, $1,306,994; Accounting, audit and professional fees,$380,407; Consulting fees, $231,421; Rent and utilities, $227,827, Travel and entertainment, $108,184 and stock based compensation $703,264. Expenses incurred during the comparative nine month period in 2006 consisted primarily of the following expenses: Compensation and related costs, $947,440; Accounting, audit and professional fees, $219,785; Consulting fees, $2,142,477; Rent, $114,404; and Travel and entertainment, $58,457.

During nine months ending January 31, 2007, we recorded non-cash income of $299,663 related to the decrease in value of warrants issued with registration rights and other expenses. We incurred a non-cash charge of $831,658 during the nine months ended January 31, 2007 related to options and shares of common stock issued for consulting fees, services and financing cost. For the nine months ended January 31, 2006, we had expensed non-cash costs of $406,665 related to warrants granted to a private placement agent. Additionally, we incurred a non-cash charge of $605,442 during the nine months ended January 31, 2006 related to shares of common stock issued in connection with debt financing and has recorded an expense of $2,040,000 related to the failure to have an effective registration statement covering the underlying shares of common stock issuable upon conversion of it preferred stock and the related warrants.

NET LOSS

We incurred a net loss before preferred dividends of $2,989,931 for our nine months ended January 31, 2007 as compared to $6,734,000 for the corresponding interim period in 2005. The $3,744,069 or 56% decrease in our net loss before preferred dividends for our nine month interim period ended January 31, 2007 was attributable to an increase in revenue, a decrease in operating expenses and non-cash financing costs, and a partial recovery, in the amount of $299,663, of prior years charges for warrant liability and other expense.

We also incurred non-cash preferred dividend expense of $89,810 for our nine month period ended January 31, 2007 as compared with a non-cash expense of $1,886,683 in the corresponding interim period of 2006. The decrease in preferred dividend expense was primarily attributable to the beneficial conversion feature expense of $1,775,000 in the corresponding interim period in 2006 (related to warrants issued with the convertible preferred stock and a beneficial conversion feature associated with the preferred stock) with no such comparable expense in the current period. Preferred dividends in the current period also decreased as a result of preferred stock conversions to common stock.

Our net loss attributable to common stockholders decreased to $3,079,741 for our nine month period ended January 31, 2007 as compared to $8,620,683 for the corresponding period in 2006. The $5,540,942 decrease in net loss attributable to common stockholders for our nine month period ended January 31, 2007 was due to the decrease in net loss and the decrease in preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2007, we had a working capital deficit of $1,987,857. We generated a deficit in cash flow from operations of $2,530,412 for the nine months ended January 31, 2007. This deficit is primarily attributable to our net loss from operations of $2,989,931, an increase in lease receivables of $1,792,942 and a change in warrant liability of $299,663, partially offset by depreciation and amortization of $250,303 and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses increased by $684,645, deferred revenue increased by $510,340, prepaid expenses decreased by $43,961 and loan proceeds receivable decreased by $389,998.

Cash flows used in investing activities for the nine months ended January 31, 2007 was $862,324, primarily due to the purchase of property and equipment of $14,734 and payments for motorcycles and vehicles of $847,590.

We met our cash requirements during the nine month period through net proceeds for equity of $125,000, proceeds of notes payable $800,259 and loans payable to officers $157,260 and debt financing of $1,918,605, offset with payments of $440,635. Additionally, we have received limited revenues from leasing and financing motorcycles and other vehicles, our recently launched private label programs and from dealer sign-up fees.

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

The primary issues management will focus on in the immediate future to address this matter include:

▪	seeking additional credit lines from institutional lenders;

▪	seeking institutional investors for debt or equity investments in our company; and

▪	initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis.

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

NUMBER OF EMPLOYEES

At January 31, 2007, we had 21 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

SHARE-BASED COMPENSATION

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

RECENT ACCOUNTING PRONOUNCEMENT

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007.

In September 2006, the FAS issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company does not believe that the pronouncement will have a material affect on its financial statements as it does not participate in defined benefit pension plans.

In September 2006, the FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 will not have a significant impact on our results of operations or financial condition.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September and October 2006, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to four accredited investors bridge notes in the aggregate amount of $275,000. Three 45-day bridge notes aggregating $175,000 and one 90-day $100,000 note were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provide that 100,000 shares of the Company's restricted common stock are to be issued for each $100,000 of notes purchased, or any pro rated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days, and, in the event of extension, the lender would be entitled to an additional equity equal to 60% of the equity kicker shares. The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to December 30, 2006, with simple interest rate of 10%, and additional equity of in the aggregate amount of 165,000 restricted shares of common stock to be issued. In the event of default on repayment, for each uncured month, as penalty, the equity kicker and the additional equity to be issued to the lenders are to be increased by 50%, on a pro rata basis, and during default period, interest is to be at the rate of 20%. The repayment, in the event of default, of the notes are to be collateralized by certain security interest as per the terms of the agreement. As of January 31, 2007, the notes remain unpaid, and the shares of common stock to be issued as equity kicker on the original note, as additional equity kicker shares for the extension, and as additional shares during the unpaid period, remain to be issued.

From November 2006 through January 2007, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company received from eight accredited investors subscriptions for six month convertible notes of the Company in the aggregate principal amount of $525,259. The notes bear interest at the rate of 6% per year and mature from June 1, 2007 to August 1, 2007. At the Company’s option, the notes are convertible into shares of common stock at the rate of ranging from $.048 to $.054 per share.

In December 2006, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company granted 100,000 common stock purchase warrants to a placement agent for future investments services. The warrants are exercisable at $.088 per share until December 15, 2009.

In February 2007, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company received from two accredited investors subscriptions for six month convertible notes of the Company in the aggregate principal amount of $40,000. The notes bear interest at the rate of 6% per year and mature in August 2007.

ITEM 6. EXHIBITS.

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 10.1	Form of Promissory Note issued September and October 2006 (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on December 18, 2006)

Exhibit 10.2	Form of Promissory Note issued November 2006 through January 2007 (Incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on December 18, 2006)

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

SPARTA COMMERCIAL SERVICES, INC.

Date: March 19, 2007	By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: March 19, 2007	By:	/s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer