Form 10KSB
period 2007-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2007-08-14
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-9483

SPARTA COMMERCIAL SERVICES, INC.
(Name of small business issuer in its charter)

NEVADA	30-0298178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

462 Seventh Ave, 20th Floor, New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (212) 239-2666

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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
Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year: $787,997.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on April 30, 2007 was $5,075,053.

As of April 30, 2007, we had 123,216,157 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

SPARTA COMMERCIAL SERVICES, INC.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General Overview

Sparta Commercial Services, Inc. (“Sparta” “we,” “us,” or the “Company”) is a Nevada corporation.

Our business plan is to provide dealers of powersports vehicles with an alternative source of financing for new and used motorcycles. We developed proprietary web-based solutions for processing, financing and leasing of new and used powersports vehicles. Currently, we offer a private label program, lease and retail installment sales finance contracts to numerous dealerships in powersports industry. Our business model focuses on select motorcycles (i.e., 550cc and higher), 4-stroke all-terrain vehicles (ATVs), and select scooters. Our management believes that the emphasis on these specific products eliminates a number of vehicles that often under-perform due to the demographics of the purchaser and/or excessive depreciation in the market value of certain vehicle models. Additionally, we offer a police motorcycle leasing program to municipalities.

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

We are developing relationships with vehicle dealers and manufacturers to provide our financing programs to their customers. We also seek to provide motorcycle, scooter, and all-terrain vehicle manufacturers a private label version of our financing programs for their customers. Additionally, we offer a police motorcycle leasing program to municipalities.

Business Overview

Sparta’s business model has been designed to generate revenue from several sources:

•	Retail installment sales contracts and leases;

•	Municipal Leasing of Police Motorcycles;

•	Private label programs for manufacturers and distributors;

•	Ancillary products and services, such as private label gap coverage; and

•	Remarketing of off-lease and repossessed vehicles.

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

Retail Installment Sales Contracts and Leases

Retail Installment Sales Contracts (RISC) - Sparta purchases retail installment sales contracts from both franchised and independent powersports dealers who qualify as Sparta Authorized Dealers and/or as Private Label Authorized Dealers under Sparta’s Private Label Programs. Sparta has developed policies and procedures for credit evaluation, collections, insurance follow up, and asset recovery. Sparta imposes strict credit criteria to determine which retail installment sales contract applications to approve. This credit criterion has been developed to be in compliance with the credit criterion required by our lenders. The dealers understand that if they consummate a credit transaction with a buyer on whose application we have given them a conditional approval that Sparta will purchase that contract if it is in full compliance with all terms and conditions of that approval and contained in our dealer agreement.

To insure that Sparta’s Credit Evaluation Process and Collateral Guidelines are consistently applied and that the credit/underwriting decision process provides rapid decisioning to Sparta Authorized Dealers and the Private Label Dealers, Sparta has developed a point of sale credit application and contract decisioning system. This system is named “iPLUS™” and is structured as an Application Service Provider (“ASP”) and has the capability of providing the dealer with conditional approvals in less than sixty seconds, seven days a week, twenty-four hours a day. This technology provides quick, consistent credit decisions for our dealer network and reduces the number of credit analysts required, thereby, reducing Sparta’s personnel expense. Depending on Sparta’s arrangement with its lending sources, in the case of consumer finance contracts, Sparta may finance its purchase of the contracts by borrowing from a lending source and pledging the retail finance contracts as collateral for the loan.

All of the installment sale contracts will be secured by qualified, titled motorcycles with 550+cc and higher engines, 4-stroke all-terrain vehicles (ATVs), or select scooters. Customer financing needs are projected to range from approximately $5,000 to $35,000. Contract terms of 24 to 60 months will be offered.

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

In July 2006, we announced an agreement for routing of motorcycle loan applications with a Fortune 500 global diversified financial provider. In October 2006, this agreement was extended for a minimum of one year. Under the agreement the company electronically transmits to Sparta loan applications which meet Sparta’s lending/leasing criteria. Our iPLUS™ underwriting system will immediately approve or decline the application, and, if approved, notify the applicant through the internet within minutes. This agreement will allow consumers to be pre-approved before they even start shopping. We will pay that company a fee for each funded transaction. In January 2007, this application went “live” in 12 states with plans to roll out to 38 additional states over a mutually agreed schedule.

Additionally, we have a limited referral program with netLoan Funding, LLC under which select customers, wishing to finance specific powersports vehicles, are referred to netLoan Funding LLC by eBay Motors and eLoan, and are then referred electronically to us. To date, this program has not met our expectations and is under review.

Municipal Leasing of Police Motorcycles

In February 2007, Sparta launched a new Municipal Leasing Program designed expressly to meet the needs of law enforcement agencies throughout the U.S. Sparta estimates that the annual municipal market for new law enforcement motorcycles exceeds $200 million annually, based upon extensive discussions that the company conducted among Harley-Davidson, Honda, and BMW dealers, with those brands being the most prominent in the municipal environment. Sparta believes that most of these agencies have historically been purchasing these vehicles with few, if any, financing alternatives, therefore, we developed a leasing alternative for governmental organizations to acquire the motorcycles they need, and reduce their capital outlays at the same time.

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

In May 2007, Sparta announced the launch of a consumer leasing program for Moto Guzzi and Aprilia, the two motorcycle brands distributed by Piaggio Group Americas, Inc. The program will enable all Moto Guzzi and Aprilia dealers to offer Sparta's Flex Lease product to their customers as alternatives to traditional installment loan financing. Piaggio Group's US dealer network currently numbers approximately 400, including retailers of Vespa and Piaggio, the two well known brands of scooters also distributed by the Piaggio Group. Among those dealers, more than 180 carry the Moto Guzzi and/or Aprilia brands. Piaggio Group Americas, Inc. is a subsidiary of Piaggio & C. S.p.A., based in Pontedera, Italy.

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

Credit Evaluation Process and Collateral Guidelines

To insure that Sparta’s Credit Evaluation Process and Collateral Guidelines are consistently applied and that the credit/underwriting decision process provides rapid decisioning to Sparta Authorized Dealers and the Private Label Dealers, Sparta has worked closely with a leading provider of interactive credit accessing and decisioning solutions, to develop the iPLUS™point of sale credit application and contract decisioning system.

iPLUS™ Internet Purchasing Leasing Underwriting Servicing)

Sparta’s retail installment sales contract and leasing programs are delivered through a proprietary, web-based, credit application processing system. This system is named iPLUS™ and is structured as an Application Service Provider (“ASP”) and has the capability of providing the dealer with conditional approvals seven days a week, twenty-four hours a day. This system also provides the powersports dealer with system capabilities comparable to those of new car franchises. Sparta believes iPLUS™ will provide the Sparta Authorized Dealers and Private Label Dealers with a competitive advantage and will increase Sparta’s ability to garner a larger share of the dealer’s business. Although we intend to add additional features, iPLUS™is currently being utilized by us.

Major features of iPLUS™ include:

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

Sparta has established program guidelines that are an integral function of the iPLUS™decision process. These program guidelines establish and clarify credit criteria such as credit tiers, maximum amount financed, term and rate, dealer rate participation, deal structure, buyer profile, credit bureau parameters, budget parameters, and eligible collateral, including maximum loan-to-value ratios for each of its retail installment sales contracts and lease contracts, depending on the applicant’s credit rating and stability. Sparta has developed its own credit rating system by using an empirical score card and then assigning its own rating based on Sparta’s experience. This rating is used as the basis to determine the terms and conditions under which an applicant is approved or declined.

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

Market Information

As reported in the 2006 Annual Statistical Report of the Motorcycle Industry Council), retail sales of new motorcycles have grown steadily from 1991 through 2006. North American registrations of new 651cc and higher motorcycles reached 543,000 in 2006. This represents a 5% increase over 2005. Registrations have increased for 15 consecutive years. Retail sales of new and used motorcycles reached $10.7 billion in 2004.

U.S. sales of new ATVs were estimated to be 747,581 units in 2006, a 4.2% decline from 2005 as reported in Powersports Business Magazine in the February 12, 2007 issue.

Estimated U.S scooter unit sales for calendar 2007 are estimated to be 56,613 up approximately 3.56% from calendar year 2006, according to the August 2007 issue of Dealernews.

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

The Dealer Support Group accepts dealer application packages from dealers that want to be either or both our Authorized Dealers or Private Label Dealers. They then notify the approved dealers that they have been approved and provide them with the required information to process applications and print contracts through iPLUS™, including a Dealer Sign Up packet. The Dealer Support Group is available to directly assist dealers by telephone and follow up with dealers on conditional approvals to assist dealers in forwarding the funding packages to us for purchase. This group will also accept all incoming calls from dealers, answering their inquiry or directing them, if necessary, to the appropriate department.

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

With the exception of the netLoan program and the program with the Fortune 500 company both described under the “Retail Installment Sales Contracts and Leases” section above, we do not market or sell directly to consumers, but we expect consumers to visit our website. We have provided a consumer oriented PowerPoint presentation for their review. Additionally, visiting consumers will be able to view our advertising, news and find general information about vehicle makes and models, road rallies, and other areas of powersports interest. They will also be able to utilize our Dealer Locator to find the nearest Authorized dealer or Private Label Dealer in their area. Consumers will be able to view the Classified Section of the website and any consumer inquiring about the program will be directed to our nearest authorized dealer.

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

The largest of these firms, GE Retail Services, markets both directly to dealers in Powersports market and through Co Branded private label programs. GE recently has co-branded with Yamaha, Suzuki, Kawasaki, Moto Guzzi, Aprillia Brands and other national manufacturers and distributors of Powersports and recreational products such as Coachmen Industries. GE also offers dealer and distributor floor plan financing and private label credit cards.

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

While some of Sparta’s larger competitors have vast sources of capital and may be able to offer lower interest rates due to lower borrowing costs, and longer terms (up to 108 months) Sparta believes that the combination of management’s experience, expedient service, availability of the lease option and iPLUS™ give Sparta an advantage over its competitors.

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

Employees

As of April 30, 2007, we had 25 full-time employees.

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

As at April 30, 2007, we were not a party to any material pending legal proceeding. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low

Fiscal Year 2006 (May 1, 2005 - April 30, 2006)
First quarter (May 1, 2005 - July 31, 2005)	$1.01	$0.25
Second quarter (August 1, 2005 - October 31, 2005)	$0.96	$0.59
Third quarter (November 1, 2005 - January 31, 2006)	$0.81	$0.41
Fourth quarter (February 1, 2006 - April 30, 2006)	$0.73	$0.42

Fiscal Year 2007 (May 1, 2006 - April 30, 2007
First quarter (May 1, 2006 - July 31, 2006	$0.54	$0.18
Second quarter (August 1, 2006 - October 31, 2006)	$0.27	$0.09
Third quarter (November 1, 2006 - January 31, 2007)	$0.15	$0.06
Fourth quarter (February 1, 2007 - April 30, 2007)	$0.11	$0.05

Holders

The approximate number of holders of record of our common stock as of April 30, 2007 was 3,009, excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2007, we had outstanding 19,795 shares of Series A Convertible Preferred Stock, $.001 par value. The shares pay a 6% annual dividend which may be paid in cash or shares of common stock at the Company’s option. We have not, as of July 30, 2007, distributed any dividends, in cash or in shares of common stock.

Recent Sales of Unregistered Securities

From November 2006 through April 30, 2007, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to thirteen accredited investors six months unsecured notes in the aggregate amount of $775,259. The notes bear interest at the simple rate of 6% per year. At the Company’s option, the notes are convertible into shares of common stock at prices ranging from $0.047 to $0.059 per share. The notes mature in six months from the issuance on various dates through October 19, 2007.

During the fiscal year ended April 30, 2007, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company issued 250,000 shares of common stock, valued at $48,500, to lenders as additional costs related to loans received by the Company. This amount was charged to financing cost.

From May 1, 2007 to July 24, 2007, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to sixteen accredited investors six month unsecured notes in the aggregate amount of $457,000. The notes bear interest at the simple interest rate of 6% per year. At the Company’s option, the notes are convertible into shares of common stock at prices ranging from $0.03 to $0.055 per share. The notes mature in six months from the issuance on various dates through January 24, 2008.

In August 2007, the Company entered into a three month agreement with a consultant which agreement calls for cash payments by the Company of $3,000 of which $1,000 has been paid and the issuance to the consultant of a minimum of 600,000 shares of the Company’s restricted common stock and up to a maximum of 1,100,000 shares of restricted common stock based upon the consultants performance under the agreement.

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

The following discussion and analysis should be read in conjunction with the information set forth in the audited consolidated financial statements for the years ended April 30, 2007 and April 30, 2006 and footnotes found in the Company's Annual Report on Form 10-KSB.

Unless otherwise stated, the discussion and analysis refers to the business of Sparta Commercial Services, Inc. and does not refer to the operations for our former business which was essentially a non-operating shell company.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED APRIL 30, 2007 TO THE YEAR ENDED APRIL 30, 2006

For the year ended April 30, 2007, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations in fiscal 2008 as we have completed our transition to an operating company.

Revenues

Revenues totaled $787,997 in fiscal 2007 compared to revenues of $169,106 in fiscal 2006. Fiscal 2007 revenues were primarily comprised of $425,806 in income from Operating Leases, $282,808 in interest income from Retail Installment Sales Contracts, $24,033 in Preferred Provider and Private Label Fees, $55,350 in other fee income.

Costs and Expenses

The Company incurred employee compensation and benefit costs of $1,805,345 for the year ended April 30, 2007 compared with $1,228,856 in fiscal 2006. The increase is related to the costs of the Company increasing its employee base during the year from 15 employees at fiscal year end 2006 to 25 at fiscal year end 2007. As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries and issue common stock to consultants and employees.

The Company paid $280,000 and $337,221 to its Chairman and Chief Executive Officer, in fiscal 2007 and 2006, respectively. These payments were charged to operations, and are included in the compensation costs shown above.

In connection with placement transactions, the Company expensed non-cash costs of $0 for the year ended April 30, 2007 and $406,665 to issue warrants to the private placement agent for the year ended April 30, 2006. These amounts were charged to financing costs. During the fiscal year ended April 30, 3007 the Company expensed $494,230 as the value of stock based compensation issued to consultants versus $333,600 in the prior fiscal year. Additionally, during the fiscal year ended April 30, 3007 the Company expensed $313,107 as the value of employee stock and option based compensation as compared to $53,806 in the prior fiscal year. The Company has expensed non-cash costs of $0 and $1,775,000 for the fiscal years ended April 30, 2007 and 2006, respectively. This charge was for the intrinsic value of the imbedded beneficial conversion feature for the Preferred Stock holders. At April 30, 2007 and April 30, 2006, accrued preferred dividends of $118,770 and $141,255, respectively, were charged to retained earnings. Additionally, for the fiscal year ended April 30, 2007, the Company charged $154,913 to financing costs representing interest charged and the value of shares issued for penalty interest as compared to $1,059,575 charged in fiscal 2006 for the value of shares issuable for the payment of notes and interest thereon ($323,672), the value of kicker shares and consulting shares ($688,435) and for Company’s failure to timely file a registration statement in connection with a private placement ($47,468).

The Company incurred consulting costs of $789,325 for the year ended April 30, 2007, as compared to $2,552,304 for the year ended April 30, 2006. Of the costs incurred in fiscal 2007, $494,230 were non-cash charges for stock issued for consulting. Of the costs incurred in fiscal 2006, $2,285,604 were non-cash charges representing the market value of shares of the Company’s common stock issued to a private placement agent and to consultants, $143,443 was for consulting costs and $123,257 was for organizational consulting expenses.

The Company incurred legal and accounting fees of $236,939 for the year ended April 30, 2007, as compared to $335,938 for the year ended April 30, 2006. The decrease in costs is related primarily to legal and accounting expenses associated with finalizing the private placement in the prior fiscal year.

The Company incurred other operating expenses of $1,121,369 for the year ended April 30, 2007. Notable expenses in this category are: general office expenses of $260,472, rent of $213,570, loss reserve expense of $146,917, travel and entertainment of $133,967, utilities of $96,706, web development of $85,580, credit bureaus of $67,385, marketing of $62,730, maintenance contracts of $30,637 and taxes of $23,405. In fiscal 2006, other operating costs totaled $879,193. Notable expenses in this category are: general office expenses of $287,410, rent of $142,584, loss reserve expense of $30,794, travel and entertainment of $92,079, utilities of $61,694, web development of 34,462, credit bureaus of $14,561, marketing of $ 44,693, maintenance of $38,917 and taxes of $875.

Interest costs for the fiscal year ended April 30, 2007 were $227,829 as compared to $17,780 for the fiscal year ended April 30, 2006. Depreciation and amortization for the fiscal year ended April 30, 2007 was $323,146 as compared to $112,904 for the fiscal year ended April 30, 2006.

Net Loss

Our net loss attributable to common shareholders for the year ended April 30, 2007 decreased $3,819,535 to $4,053,237 from a loss of $7,872,772, for the year ended April 30, 2006. The decrease in net loss attributable to common shareholders was primarily due to: the $1,775,000 (100%) decrease in the beneficial conversion discount on the convertible preferred stock, the $905,084 decrease in non-cash financing costs from $1,059,577 to $154,491, the $673,742 decrease in total operating expenses from $5,239,944to $4,639,380 and the $618,891increase in revenues from $169,106 to $787,997.

Our net loss per common share (basic and diluted) attributable to common shareholders was $0.03 for the year ended April 30, 2007 and $0.08 for the year ended April 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2007, the Company had a working capital deficit of $2,773,486. The Company generated a deficit in cash flow from operations of $2,120,559 for the year ended April 30, 2007. This deficit is primarily attributable to the Company's net loss from operations of $3,934,467, adjusted for equity based compensation of $441,527, stock based financing costs of $55,160, depreciation and amortization of $323,146 allowance for loss reserve of $49,245 and a decrease in warrant liability of $299,658 and to changes in the balances of current assets, primarily a decrease in loan proceeds receivable of $389,998 and pre-paid expenses of $29,052 and current liabilities, primarily an increase in accounts payable of $852,700 and an increase in restricted cash of $172,440. Deferred revenue increased $46,765 , interest receivable increased $25,832 and accrued registration penalty decreased $13,285.

Cash flows used in investing activities for the year ended April 30, 2007 were $2,477,169 comprising of $710,398 for the purchase of leased vehicles, purchase of Retail Installment Sales Contracts in the amount of $1,750,3171, and the purchase of property and equipment of $16,454.

The Company met its cash requirements during the period through net proceeds from the issuance of notes of $1,342,519 and obtaining net loans of $2,295,859 and warrant exercise of $125,000.

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

We estimate that we will need approximately $2,000,000 in addition to our normal operating cash flow to conduct operations during the next twelve months. Based on capital received from equity financing to date, and certain indications of interest to purchase our equity, we believe that we have a reasonable chance to raise sufficient capital resources to meet projected cash flow deficits through the next twelve months. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our April 30, 2007 and 2006 financial statements included in the Company’s Annual Report states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended April 30, 2007, we have relied on the services of outside consultants for services and currently have twenty-five full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 20% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Revenue Recognition

We purchase Retail Installment Sales Contracts (“RISC”) from motorcycle dealers and we originate leases on new and used motorcycles and other powersports vehicles from motorcycle dealers throughout the United States.

The RISCs are secured by liens on the titles to the vehicles. The RISCs are accounted for as loans. Upon purchase, the RISCs appear on the Company’s balance sheet as RISC loans receivable current and long term. When the RISC is entered into our accounting system, based on the customer’s APR (interest rate), an amortization schedule for the loan on a simple interest basis is created. Interest is computed by taking the principal balance times the APR rate then divided by 365 days to get your daily interest amount. The daily interest amount is multiplied by the number of days from the last payment to get the interest income portion of the payment being applied. The balance of the payment goes to reducing the loan principal balance.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the fourth quarter of 2006. Management has elected to apply Statement 123R in the third quarter of fiscal year 2006.

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

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

ITEM 7:	FINANCIAL STATEMENTS

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

 REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Sparta Commercial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Sparta Commercial Services, Inc., as of April 30, 2007 and 2006, and the related consolidated statements of losses, deficiency in stockholders' equity and cash flows for each of the two years in the period ended April 30, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sparta Commercial Services, Inc. at April 30, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note Q to the accompanying financial statements, the company has suffered recurring losses from operations that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note Q. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ R B S M  LLP
RBSM LLP
Certified Public Accountants
New York, New York
July 15, 2007

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2007 AND 2006

	APRIL 30,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$22,032	$856,382
RISC loan receivable, current, net of
reserve of $13,821 and $5,090, respectively (NOTE D)	569,052	206,986
Interest receivables	25,832	—
Loan proceeds receivable	—	389,998
Prepaid expenses and other current assets	27,137	56,189
Inventory (NOTE C)	20,784	—
Total current assets	664,837	1,509,555

Motorcycles and other vehicles under operating leases, net of accumulated depreciation of $221,800 and $75,873, respectively and
loss reserve of $26,059 and $16,409, respectively. (NOTE B)	1,088,686	667,286

Property and equipment, net of accumulated depreciation and
amortization of $97,047 and $53,249, respectively (NOTE E)	94,200	121,544

RISC loan receivables, net of current portion and
loss reserve of $45,517 and 14,653 , respectively. (NOTE D)	1,923,767	595,895
Restricted cash	284,943	112,503
Deposits	50,692	48,967
Total assets	$4,107,125	$3,055,750

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,219,067	$424,692
Accrued equity based compensation	40,310	333,600
Accrued equity based penalties	2,380	47,468
Notes payable – Senior Lender (NOTE F)	787,282	358,549
Notes payable -Other (NOTE G)	1,140,259	—
Loans payable - related parties (NOTE H)	202,260	—
Deferred revenue (NOTE A)	46,765	186,245
Total current liabilities	3,438,323	1,350,554

Notes payable - Senior Lender long term portion (NOTE F)	2,197,925	330,799
Warrant liability	—	834,924
Total liabilities	5,636,248	2,516,277

Deficiency in Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value
of $100 per share, 19,795 and 19,795 shares issued and outstanding, respectively	1,979,500	1,979,500
Common stock, $0.001 par value; 340,000,000 shares authorized, 123,216,157 and
114,180,301 shares issued and outstanding, respectively	123,216	114,180
Common stock to be issued, 0 and 5,838,302 shares, respectively.	—	5,838
Common stock subscribed	—	330,000
Additional paid-in capital	14,595,827	12,553,884
Deferred compensation	(24,000)	(293,500)
Accumulated deficit	(18,203,666)	(14,150,429)
Total deficiency in stockholders' equity	(1,529,123)	539,473
Total liabilities and deficiency in stockholders' equity	$4,107,125	$3,055,750

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF LOSSES

	For the Year Ended
	April 30,
	2007	2006

Revenue
Rental Income, Leases	$425,806	$136,700
Interest Income, Loans	282,808	—
Other	79,383	32,406
	$787,997	$169,106

Operating expenses:
General and administrative	4,316,234	5,127,040
Depreciation and amortization	323,146	112,904

Total operating expenses	4,639,380	5,239,944

Loss from operations	(3,851,383)	(5,070,838)

Other expense:
Interest expense and financing cost, net	(382,742)	(1,077,355)
Change in value of warrant liabilities	299,658	198,176
Loss on sale of asset	—	(6,500)

Net loss	(3,934,467)	(5,956,517)

Preferred dividend payable	118,770	141,255
Preferred dividend-beneficial conversion
discount on convertible preferred	—	1,775,000
Net loss attributed to common stockholders	$(4,053,237)	$(7,872,772)

Basic and diluted loss per share	$(0.03)	$(0.06)

Basic and diluted loss per share attributed to
common stockholders	$(0.03)	$(0.08)

Weighted average shares outstanding (basic and diluted)	122,061,446	95,479,102

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
 CONSOLIDATED STATEMENT OF (DEFECIENCY IN) STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED APRIL 30, 2007

	Preferred Stock		Common Stock		Common Stock to be issued		Stock	Additional Paid in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Compensation	Deficit	Total

Balance, April 30, 2005	18,100	1,810,000	86,005,415	86,005	—	—	—	3,930,629	—	(6,277,658)	(451,024)

Preferred shares sold for cash	17,750	1,775,000	—	—	—	—	—	—	—	—	1,775,000
Cost of preferred sales	—	—	—	—	—	—	—	(182,484)	—	—	(182,484)
Shares issued upon conversion of preferred	(16,055)	(1,605,500)	10,291,666	10,291	—	—	—	1,595,209	—	—	—
Sale of shares for cash	—	—	11,717,067	11,717	5,838,302	5,838	—	2,960,391	—	—	2,977,946
Common stock subscribed	—	—	—	—	—	—	330,000	—	—	—	330,000
Warrants issued for services	—	—	—	—	—	—	—	406,665	—	—	406,665
Warrants issued to placement agent	—	—	—	—	—	—	—	(1,033,100)	—	—	(1,033,100)
Shares issued for financing cost	—	—	464,745	465	—	—	—	242,805	—	—	243,270
Shares issued for repayments of notes and accrued interest	—	—	651,124	651	—	—	—	485,802	—	—	486,453
Shares issued for severance	—	—	113,637	114	—	—	—	85,114	—	—	85,228
Shares issued for services	—	—	3,500,000	3,500	—	—	—	2,235,500	(293,500)	—	1,945,500
Shares issued upon cashless exercise of warrants	—	—	1,436,647	1,437	—	—	—	(1,437)	—	—	—
Employee options expense	—	—	—	—	—	—	—	53,806	—	—	53,806
Beneficial conversion feature and warrants deemed preferred dividend	—	—	—	—	—	—	—	1,775,000	—	(1,775,000)	——
Payments for fractional shares	—	—	—	—	—	—	—	(16)	—	—	(16)
Accrued preferred dividend	—	—	—	—	—	—	—	—	—	(141,254)	(141,254)

Net loss	—	—	—	—	—	—	—	—	—	(5,956,517)	(5,956,517)

Balance, April 30, 2006	19,795	$1,979,500	114,180,301	$114,180	5,838,302	$5,838	$330,000	$12,553,884	$(293,500)	$(14,150,429)	$539,473

Shares issued	—	—	5,838,302	5,838	(5,838,302)	$(5,838)	0	0		—	—
Shares issued			551,001	551			(330,000)	329,449	—	—	—
Shares issued for financing cost	—	—	250,000	250	—	—	—	48,250		—	48,500
Shares issued for accrued expenses	—	—	988,077	988	—	—	—	469,396	—	—	470,384
Deferred compensation recorded	—	—	350,000	350	—	—	—	55,650	269,500	—	325,500
Sock compensation recorded	—	—	—	—	—	—	—	20,000	—	—	20,000
Employee options expense	—	—	—	—	—	—	—	313,108	—	—	313,108
Shares issued for services	—	—	417,000	417	—	—	—	108,003	—	—	108,420
Warrants exercised	—	—	641,476	642	—	—	—	124,358	—	—	125,000
Warrant liability	—	—	—	—	—	—	—	567,069	—	—	567,069
Warrant compensation	—	—	—	—	—	—	—	6,660	—	—	6,660
Accrued preferred dividend	—	—	—	—	—	—	—	—	—	(118,770)	(118,770)

Net loss	—	—	—	—	—	—	—	—	—	(3,934,467)	(3,934,467)

Balance, April 30, 2007	19,795	$1,979,500	123,216,157	$123,216	—	$—	$—	$14,595,827	$(24,000)	$(18,203,666)	$(1,529,123)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended
	April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,934,467)	$(5,956,517)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	323,146	112,904
Allowance for loss reserve	49,245	36,152
Amortization of deferred revenue	(186,245)	(13,200)
Amortization of deferred compensation	325,500	362,004
Equity based compensation	441,527	2,056,130
Stock based finance cost	55,160	973,607
Change in fair value of penalty warrant and warrant liability	(299,658)	(198,176)
Loss on sale of assets	—	6,500
Changes in operating assets and liabilities:
(Increase) decrease in:
Lease payments receivable	—	29,603
Interest receivable	(25,832)	—
Prepaid expenses and other assets	29,052	(51,939)
Loan proceeds receivable	389,998	(389,998)
Other current assets	(1,725)	2,450
Restricted cash	(172,440)	(112,503)
Increase (decrease) in:
Accounts payable and accrued expenses	852,700	(213,717)
Deferred revenue	46,765	176,345
Accrued registration penalty	(13,285)	47,468
Net cash used in operating activities	(2,120,559)	(3,132,887)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of asset	—	25,000
Cost of asset sold	—	(31,500)
Payments for motorcycles and other vehicles	(710,398)	(658,842)
Purchases of RISC contracts	(1,750,317)	(815,942)
Purchases of property and equipment	(16,454)	(52,606)
Net cash used by investing activities	(2,477,169)	(1,533,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock, net	—	1,592,517
Proceeds from sale of common stock, net	—	2,977,945
Repayment of affiliate advances	—	(25,000)
Proceeds from notes from banks	2,736,494	737,271
Payments on notes from banks	(440,635)	(197,923)
Proceeds from other notes	1,140,259	—
Loan proceeds from other related parties	202,260	—
Exercise of warrants	125,000	330,000
Payments for fractional shares	—	(16)
Net cash provided by financing activities	3,763,378	5,414,794

Net increase(decrease) increase in cash	(834,350)	748,017

Cash and cash equivalents, beginning of period	$856,382	$108,365
Cash and cash equivalents, end of period	$22,032	$856,382

Cash paid for:
Interest	$225,763	$15,788
Income taxes	$6,781	$—

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Sparta Commercial Services, Inc., (the "Company") was formed on May 13, 1980 under the laws of the State of Nevada.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sparta Commercial Services, LLC. Sparta Commercial Services, LLC was inactive during the periods presented and was dissolved in February 2007. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company originates leases on new and used motorcycles and other powersports vehicles from motorcycle dealers throughout the United States. The Company’s leases are accounted for as either operating leases or direct financing leases. At the inception of operating leases, no lease revenue is recognized and the leased motorcycles, together with the initial direct costs of originating the lease, which are capitalized, appear on the balance sheet as “motorcycles under operating leases-net”. The capitalized cost of each motorcycle is depreciated over the lease term, on a straight-line basis, down to the Company’s original estimate of the projected value of the motorcycle at the end of the scheduled lease term (the “Residual”). Monthly lease payments are recognized as rental income. Direct financing leases are recorded at the gross amount of the lease receivable (principal amount of the contract plus the calculated earned income over the life of the contract), and the unearned income at lease inception is amortized over the lease term.

The Company purchases Retail Installment Sales Contracts (“RISC”) from motorcycle dealers. The RISCs are secured by liens on the titles to the vehicles. The RISCs are accounted for as loans. Upon purchase, the RISCs appear on the Company’s balance sheet as RISC loan receivable current and long term. Interest income on these loans is recognized when it is earned.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

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

The Company charges fees to manufacturers and other customers related to creating a private label version of the Company’s financing program including web access, processing credit applications, consumer contracts and other related documents and processes. Fees received are amortized and booked as income over the length of the contract. At April 30, 2007 and 2006, the Company had recorded deferred revenue related to these contracts of $46,765, including unearned income from operating leases of $8,748 and $186,245, including unearned income from operating leases of $9,900 respectively.

The Company evaluates its operating and retail installment sales leases on an ongoing basis and has established reserves for losses, based on current and expected future experience.

Inventories

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value.

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
APRIL 30, 2007 AND 2006

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At April 30, 2007 and 2006, the Company has no items of other comprehensive income.

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

Stock Based Compensation

The Company adopted SFAS No. 123(R) during third quarter of Fiscal year 2006, which no longer permits the use of the intrinsic value method under APB No. 25. The Company uses the modified prospective method to adopt SFAS No. 123(R), which requires compensation expense to be recorded for all stock-based compensation granted on or after January 1, 2006, as well the unvested portion of previously granted options. The Company is recording the compensation expense on a straight-line basis, generally over the explicit service period of three to five years. The Company made no stock-based compensation grants prior to the adoption of Statement 123(R) and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

We have selected the Black-Scholes method of valuation for share-based compensation and have adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the third quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is being recognized in non cash compensation, which is included in stock-based compensation expense, on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair value. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, compensation cost was recorded only if the market price of the underlying stock on the grant date exceeded the exercise price. As permitted by SFAS 123, the Company elected the disclosure only requirements of SFAS 123. The fair-value based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

The following tables illustrates the effect that adoption of SFAS No. 123(R) had on the Company's year ended April 30, 2007 results and cash flows as well as the parameters used in the valuation of options granted in the first nine months of 2006.

	Under Pre-SFAS No.123 (R) Accounting	SFAS No. 123( R) Impact	Actual Year Ended April 30, 2007
Earnings before taxes	$(3,621,360)	$(313,107)	$(3,934,467)
Net Earnings	(3,621,360)	$(313,107)	$(3,934,467)

Net Earnings
Basic EPS	$(0.03)	$-	$(0.03)
Diluted EPS	(0.03)	-	(0.03)

Cash Flows
Operating Activities	$(2,120,559)	$-	$(2,120,559)
Financing Activities	$3,763,378	-	3,763,378

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

Year Ended April 30, 2006
Net income (loss), as reported	$(5,956,517)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB No. 25)	—
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	(24,710)
Proforma net income (loss)	$(5,981,227)

Net loss attributable to Common Stockholders' (PROFORMA)
Net income (loss) per share:	$(7,897,482)
Basic- as reported	$(0.08)
Basic- proforma	$(0.08)

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended April 30, 2007 and 2006:

	2007	2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5%	3%
Expected stock price volatility	131%	60%
Expected dividend payout	-	-
Expected option life (in years)	5	5

We apply SFAS No. 123 in valuing options granted to consultants and estimate the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At April 30, 2007 and 2006, allowance for doubtful accounts receivables was $59,338 and $19,743, respectively.

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

Derivative Financial Instruments

In connection with the private placement described in Preferred Stock Series A note, the Company granted 1,755,537 common stock purchase warrants to the placement agent. The warrants are exercisable immediately, have an exercise price of $0.215 per share and expire in five years. The warrants were valued at $1,033,100 using the Black-Sholes pricing model. The assumption ranges used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 174% - 177%, (3) risk-free interest rate of 3.65% - 4.7%, and (4) expected life of 2 years.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Since the warrants contain registration rights for the underlying shares and since the delivery of such registered shares was not deemed controllable by the Company, we recorded the net value of the warrants at the date of issuance as a warrant liability on the balance sheet at April 30, 2006 of $834,924. A Registration Statement under Form SB-2, including the shares underlying the warrants, was declared effective by the Securities and Exchange Commission on May 31, 2006. Therefore, the change in the fair value from April 30, 2006 to May 31, 2006 was included in other income (expense) for the year ended April 30, 2007, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The fair value of the warrants was $567,069 and $834,924 at May 31, 2006 and April 30, 2006, respectively. Additionally, as the Registration Statement covering the underlying shares was declared effective, the accrued warrant liability at May 31, 2006 was credited to additional-paid in capital. The amount credited to additional-paid-in capital was $567,069.

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the years ended April 30, 2007 and 2006, the Company incurred advertising costs of $26,670 and $36,594, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.03 and $0.08 for the years ended April 30, 2007 and 2006, respectively. At April 30, 2007 and 2006, 31,028,051 and 27,069,527 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,934,467 and $5,956,517 during the years ended April 30, 2007 and 2006, respectively. The Company’s current liabilities exceeded its current assets by $2,773,486 as of April 30, 2007.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE B - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at April 30, 2007 and 2006 consist of the following:
	2007	2006
Motorcycles and other vehicles	$1,336,545	$759,568
Less: accumulated depreciation	(221,800)	(75,873)
Motorcycles and other vehicles, net of accumulated depreciation	1,114,745	683,695
Less: estimated reserve for residual values	(26,059)	(16,409)
Motorcycles and other vehicles under operating leases, net	$1,088,686	$667,286

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006
At April 30, 2007, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the years ended April 30, 2007 and 2006 was $279,348 and $75,033, respectively. Certain of the assets are pledged as collateral for the note described in Note E.

The following is a schedule by years of minimum future rentals on non cancelable operating leases as of April 30, 2007:
Year ending April 30,
2008	$369,688
2009	206,208
2010	89,400
2011	68,588
2012	14,849
Total	$748,733

NOTE C - INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At April 30, 2007, the Company had repossessed vehicles of value $20,784, which will be resold.

NOTE D - RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $2,552,157 and $822,624 at April 30, 2007 and 2006, respectively. The following is a schedule by years of future payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note F.

Year ending April 30,
2008	$825,482
2009	811,708
2010	775,090
2011	729,747
2012	362,078
3,504,105
Less: interest portion	(951,948)
2,552,157
Less: allowance for doubtful receivables	(59,338)
2,492,819
Less: current receivables, net of allowance	(569,052)
$1,923,767

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE E - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2007 and 2006 consist of the followings:
	2007	2006
Computer equipment , software and furniture	$191,247	$174,793
Less: accumulated depreciation and amortization	(97,047)	(53,249)
Net property and equipment	$94,200	$121,544

Depreciation and amortization expense was $43,798 and $37,871 for the years ended April 30, 2007 and 2006, respectively.

NOTE F - NOTES PAYABLE

The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at April 30, 2007 is 10.02%.

At April 30, 2007, the notes payable mature as follows:

Year ended April 30	Amount
2008	$787,282
2009	769,185
2010	507,736
2011	539,902
2012	381,102
$2,985,207
Less current portion	(787,252)
$2,197,925

NOTE G - NOTES PAYABLE OTHERS

a.
During the year ended April 30, 2007, the Company sold to five accredited investors’ bridge notes in the aggregate amount of $275,000. Three 45-day bridge notes aggregating $175,000, one 90-day note in the amount of $100,000 were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provide that 100,000 shares of the Company's restricted common stock are to be issued as “Equity Kicker” for each $100,000 of notes purchased, or any pro rated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days. The notes provided that in the event of extension, the lenders will be entitled for “additional equity” equal to 60% of the “Equity Kicker” shares. In the event of default on repayment by the Company, the “Equity Kicker” and the “Additional Equity” to be issued to the lender shall be increased by 50% for each month or portion thereof, as penalty, that such default has not been cured. During default period interest will be at the rate of 20%. The repayments, in the event of default, of the notes are to be collateralized by certain security interest as per the terms of the agreement.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE G - NOTES PAYABLE OTHERS (continued)

The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to December 30, 2006, with simple interest rate of 10%, and Additional Equity in the aggregate amount of 165,000 restricted shares of common stock to be issued. Thereafter, the Company was in default on repayment of these notes and was subject to 20% interest rate and the “Additional Equity” equal to 50% increased shares for each month or portion thereof, as penalty, until such default was cured. As of April 30, 2007, the Company is obliged to issue 1,181,333 kicker, additional kicker and default shares valued at $110,217 to such creditors. On July 15, 2007 each of the noteholders signed an amendment to their notes extending the due date to September 14, 2007.

b.
During the year ended April 30, 2007, the Company sold to twelve accredited investors six months unsecured notes in the aggregate amount of $775,259. All notes bears 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at a price equal to a 40% discount from the lowest closing price of the Company’s common stock for the five trading days immediately preceding the receipt of funds by the Company from the purchaser of note. All notes will mature in six months on various dates through October 19, 2007.

c.
During the year ended April 30, 2007, the Company sold one accredited investor six months unsecured notes in the aggregate amount of $50,000. The note bears 6% simple interest. The Company had the right to extend the maturity date of notes up to 45 days. In the event of default on repayment by the Company, interest will be at the rate of 10% or the highest applicable rate allowable under law for default period. The notes will mature in six months on October 19, 2007.

d.
During the year ended April 30, 2007, the Company sold one accredited investor seven months unsecured notes in the aggregate amount of $40,000. The note bears 8% simple interest and interest may be paid in cash or shares of the Company. The note and interest owing thereon will become due and payable immediately in the event of default on repayment by the Company. The notes will mature in seven months on November 5, 2007.

NOTE H - LOANS PAYABLE TO RELATED PARTIES

During the year ended April 30, 2007, the Company borrowed from a Director and officer $180,000 and $8,500, respectively on a demand basis without interest. The Company also owes $13,760 to another Director and Officer an interest free demand loan received on August 24, 2006. As of April 30, 2007, aggregated loans payable to officers were $202,260. These loans are classified as current on the Company’s balance sheet.

At April 30, 2007, included in accounts payable, is $3,863 due to American motorcycle Leasing Corp., a company controlled by the Company's Chief Executive Officer and a director, for the purchase of motorcycles.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE I - RELATED PARTY TRANSACTIONS

The Company entered in to a licensing agreement relating to the use of a proprietary operating system, with an entity controlled by the Company's President and Chief Executive Officer. During the years ended April 30, 2007 and 2006, the Company charged to operations $0 and $67,000, respectively, in connection with the licensing agreement.

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

During the year ended April 30, 2006, the Company purchased certain of its vehicles from American Motorcycle Leasing Corp. These purchases aggregated $105,748. At April 30, 2007 and 2006, the Company had payable to American Motorcycle Leasing Corp. in the amounts of $3,863 and $20,224, respectively, related to such purchases.

In January 2005, the Company received a loan of $25,000 from an officer. This loan is non-interest bearing and is payable on demand. The loan was repaid during the year ended April 30, 2006.

NOTE J - EQUITY INSTRUMENTS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share and $100 stated value per share, of which 35,840 shares have been designated as Series A convertible preferred stock, and 340,000,000 shares of common stock with $0.001 par value per share. As of April 30, 2007 and 2006, the Company has issued and outstanding 19,795 and 19,795 shares of preferred stock issued and outstanding, respectively. The Company has 123,216,157 and 114,180,301 shares of common stock issued and outstanding as of April 30, 2007 and 2006, respectively.

Common Stock

During May 2006, the Company issued 550,000 shares of common stock, valued at $286,000, for accrued expenses recorded during the year end April 30, 2006.

During May 2006, the Company issued 551,001 shares of common stock, valued at $330,000, for subscription received in advance for the year ended April 30, 2006.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE J - EQUITY INSTRUMENTS (continued)

During the year ended April 30, 2007, the Company received $125,000 upon the exercise of 641,476 warrants. The shares were issued September and October, 2006.

During October 2006, the Company issued 550,001 shares of common stock for shares subscribed for in November 2005.

During the year ended April 30, 2007, the Company issued 250,000 shares of common stock, valued at $48,500, as additional costs related to loans received by the Company. This amount was charged to financing cost during the nine months ended January 31, 2007.

During the year ended April 30, 2007, the Company issued an aggregate of 417,000 shares of common stock, pursuant to a consulting agreement. The shares have been valued at $108,420.

During September 2006, the Company issued 350,000 shares of common stock, pursuant to a consulting agreement. The shares have been valued at $56,000.

During December 2006, the Company granted 100,000 common stock purchase warrants to a placement agent for future investments services. The warrants were exercisable immediately, have an exercise price per share equal to 110% per share of the closing bid price of the closing bid price of a share of the Company’s common stock on the date of this warrant and expire in three years. The warrants were valued at $6,660 using the Black-Sholes pricing model and expensed. The assumption ranges used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 158%, (3) risk-free interest rate of 4.62%, and (4) expected life of 3 years.

During the year ended April 30, 2007, the Company granted options to purchase an aggregate of 4,500,000 shares of common stock to one employee and one Director. At grant date, 1,000,000 options vested immediately. The vested and unvested options have been valued at $636,433 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 131%; (3) risk-free interest rate of 5.04% and 5.24%, vest over a 36 month period and expire if unexercised in five years.

During the years ended April 30, 2007 and 2006, the Company expensed $807,338 and $2,597,014, respectively, in non-cash charges related to stock and option compensation expense.

Preferred Stock Series A

During the year ended April 30, 2006,, the Company issued 17,750 preferred shares at a stated value of $100 per share and warrants to purchase 5,689,108 shares of common stock, exercisable for three years at $0.195 per share, for aggregate gross proceeds of $1,775,000 received from investors. In connection with the private placement, during the three months ended July 31, 2005, the Company issued as compensation to the placement agent warrants to purchase 1,137,822 shares of common stock, exercisable for five years at $0.172 per share. The warrants, which were valued at $406,665 using the Black-Scholes option pricing model, were recognized as an expense during the year. The warrants, which were valued at $406,665 using the Black-Scholes option pricing model, were recognized as an expense during the quarter. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 188%, (3) weighted average risk-free interest rate of 3.65%, and (4) expected life of 2 years.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE J - EQUITY INSTRUMENTS (continued)

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

NOTE K - INCOME TAXES

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

At April 30, 2007 and 2006, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $13,280,000 and $9,650,000, expiring in the year 2027 and 2026, respectively, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Also, due to change in the control after reverse acquisition of Sparta Commercial Services, Inc., the Company's past accumulated losses to be carried forward may be limited.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE K - INCOME TAXES (continued)

Components of deferred tax assets as of April 30, 2007 and 2006 are as follows:

	April 30,
	2007	2006
Non current:
Net operating loss carry forward	$4,515,000	$3,281,000
Valuation allowance	(4,515,000)	(3,281,000)
Net deferred tax asset	$-	$-

The valuation allowance increased by $1,234,000 and $1,751,000 during the year ended April 30, 2007 and 2006, respectively.

NOTE L - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

	2007	2006
Net loss available for common shareholders	$(3,934,467)	$(7,872,772)
Basic and diluted loss per share	$(0.03)	$(0.08)
Weighted average common shares outstanding-basic diluted	122,061,446	95,479,102

NOTE M - STOCK OPTIONS AND WARRANTS

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

During the year ended April 30, 2007, the Company granted options to purchase an aggregate of 4,500,000 shares of common stock to one employee and one Director. At grant date, 1,000,000 options vested immediately. The vested and unvested options have been valued at $636,433 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 131%; (3) risk-free interest rate of 5.04% and 5.24%, vest over a 36 month period and expire if unexercised in five years.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE M - STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes common stock options outstanding and the related exercise price;

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
5,535,000	3.9	$0.26	1,600,000	$0.34

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2004	—	$—
Granted	875,000	0.61
Exercised	—	—
Canceled or expired	—	—
Outstanding at April 30, 2005	875,000	$0.61
Granted	160,000	$0.59
Exercised	—	—
Canceled or expired	—	—
Outstanding at April 30, 2006	1,035,000	$0.60
Granted	4,500,000	$0.18
Exercised	—	—
Canceled or expired	—	—
Outstanding at April 30, 2007	5,535,000	$0.26

The weighted-average fair value of stock options granted during the years ended April 30, 2007 and 2006 was $0.262 and $0.47, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant Assumptions (weighted average):	2007	2006
Risk free interest rate at grant date:	5.1%	4.3%
Expected stock price volatility	131%	177%
Expected dividend payout	0	0
Expected options life in years(a)	5	3

(a)	The expected option/warrant life is based on vested dates.

There was no intrinsic value for the options granted during the year ended April 30, 2007. The options granted in prior years had an intrinsic value of $82,500.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE M - STOCK OPTIONS AND WARRANTS (continued)

There was no intrinsic value to vested or non-vested options at April 30, 2007.

At the years ended April 30, 2007 and 2006, total compensation expense related to non-vested awards not yet recognized was $587,703. This amount will be recognized over a weighted-average period of 3 years. Compensation for fixed award with graded vesting is recognized on a graded-vesting method.

b)	The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise	Number	Weighted Average Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.195	10,948,917	1.00	$0.195	10,948,917	$0.195
$0.215	1,755,537	3.75	$0.215	1,755,537	$0.215
$0.088	100,000	2.60	$0.088	100,000	$0.088
	12,804,454	1.38	$0.197	12,804,454	$0.197

Transactions involving stock warrants issued to non-employees are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2004	—	$—
Granted	6,786,544	0.194
Exercised	—	—
Outstanding at April 30, 2005	6,786,544	$0.194
Granted	8,582,465	$0.196
Exercised	(1,923,079)	$0.172
Canceled or expired	(100,000)	$0.195
Outstanding at April 30, 2006	13,345,930	$0.198
Granted	100,000	$0.088
Exercised	(641,476)	$0.195
Outstanding at April 30, 2007	12,804,454	$0.197

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE M - STOCK OPTIONS AND WARRANTS (continued)

The weighted-average fair value of stock warrants granted to non-employees during the years ended April 30, 2007 and 2006 was $0.06 and $0.50, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2007	2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.62%	3.9%
Expected stock price volatility	158%	181%
Expected dividend payout	-	-
Expected option life-years	3 yrs	2 yrs

The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $6,600 and $406,665 for the years ended April 30, 2007 and 2006, respectively.

NOTE N - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In October 2004, the Company entered into a lease agreement with an unrelated party for office space in New York City from December 1, 2004 through November 30, 2007. Total lease rental expense for the years ended April 30, 2007 and 2006, was $212,220 and $142,584, respectively. Commitment for minimum rentals under non-cancelable leases at April 30, 2007 is $104,973 for the year ended April 30, 2008.

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

On November 1, 2004, the Company entered into an employment agreement with Richard P. Trotter, pursuant to which the Company agreed to issue 125,000 shares of common stock during the course of the agreement. The grant of shares is subject to vesting and subject to continued employment. At April 30, 2007, 75,000 shares vested and are yet to be issued, and the remainder of the shares are to vest, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period, as follows: 25,000 shares on November 1, 2007; 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009. During the years ended April 30, 2007 and 2006, the Company has recorded $20,000 as expense for each year as per this employment agreement.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE N - COMMITMENTS AND CONTINGENCIES (continued)

We entered into an employment agreement, effective September 22, 2006, with Anthony W. Adler, to serve as our Executive Vice President and interim Chief Financial Officer. The term of employment is three years. The employment term may be extended for one year upon written agreement by the Company and Mr. Adler. He was granted options for 4,000,000 shares of our common stock. The grant of options is subject to vesting and subject to continued employment. On September 22, 2006, options for 800,000 shares vested, on September 22, 2007 options for an additional 800,000 shares will vest and on September 22, 2009 and 2010 respectively options for an additional 1,200,000 shares will vest subject to proportionate adjustment in the event of employment termination for any incomplete vesting period, He is entitled to four weeks of paid vacation during the first year of employment, and five weeks per year thereafter. He is entitled to health insurance and other employee benefits on the same basis as is made generally available to other employees. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE O - NON-CASH FINANCIAL INFORMATION

During the year ended April 30, 2007 the Company:

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

NOTE P - SUBSEQUENT EVENTS

During the period from April 30, 2007 to July 24, 2007, the Company sold to sixteen accredited investors six months unsecured notes in the aggregate amount of $457,000. All notes bears 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices ranging from $0.03 to $0.055 per share. All notes will mature in six months on various dates through January 24, 2008.

On May 15, 2007 the Company borrowed from one of its investors $60,000 on a no interest, demand basis.

In August 2007, the Company entered into a three month agreement with a consultant which agreement calls for cash payments by the Company of $3,000 of which $1,000 has been paid and the issuance to the consultant of a minimum of 600,000 shares of the Company’s restricted common stock and up to a maximum of 1,100,000 shares of restricted common stock based upon the consultants performance under the agreement.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE Q - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through April 30, 2007, the Company incurred loss of $18,203,666 and its current liabilities exceed its current assets by $2,773,486. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATION GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Management

Our executive officers and directors and their respective ages and positions as of May 12, 2007 are as follows:

Name	Age	Position
Anthony L. Havens	53	Chief Executive Officer, President, and Chairman
Kristian Srb	52	Director
Jeffrey Bean	53	Director
Anthony W. Adler	67	Executive Vice President and Principal Financial Officer
Richard P. Trotter	63	Chief Operating Officer
Sandra L. Ahman	43	Vice President, Secretary and Director

Anthony L. Havens, Chief Executive Officer, President, and Chairman. On February 27, 2004, Mr. Havens became our Chief Executive Officer, President and Chairman of the Board. Mr. Havens has been the Managing Member and Chief Executive Officer of Sparta Commercial Services, LLC since its inception in 2001 and the acting Chief Financial Officer since July 2005. He is involved in all aspects of Sparta's operations, including providing strategic direction, and developing sales and marketing strategies. From 1994 to 2004, Mr. Havens has been Chief Executive Officer and a director of American Motorcycle Leasing Corp. He co-founded American Motorcycle Leasing Corp. in 1994, and developed its operating platform and leasing program to include a portfolio which includes both prime and sub-prime customers. Mr. Havens has over 20 years of experience in finance and investment banking.

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

Anthony W. Adler, Executive Vice President and Principal Financial Officer. From March 2004 to August 2006, Mr. Adler was a full time consultant to the Company, and in September 2006, joined Sparta as Executive Vice President and also as principal financial officer. From 1995 to March 2004, he was Chief Financial Officer of American Motorcycle Leasing Corp. From 1993 to 1994 Mr. Adler was Chief Executive Officer of Innotek, Inc., a public company engaged in the development and distribution of skin-care products. Prior to 1993, Mr. Adler served in numerous executive capacities including Director of Research and Vice President, Corporate Finance for two New York Stock Exchange Member Firms. Mr. Adler holds an MBA from New York University and a BA from Columbia College.

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

Sandra L. Ahman, Vice President, Secretary and Director. On March 1, 2004, Sandra Ahman became Vice President of Operations and Secretary of Sparta, and a Director on June 1, 2004. She has been a Vice President of Sparta Commercial Services, LLC since formation. From 1994 to 2004, she was Vice President of Operations of American Motorcycle Leasing Corp. Prior to joining American Motorcycle Leasing Corp., Ms. Ahman was with Chatham Capital Partners, Ltd. Before joining Chatham in 1993, she was Manager, Human Resources for Comart and Aniforms, a sales promotion and marketing agency in New York, where she worked from 1986 to 1993. For the past 14 years, Ms. Ahman has been a volunteer with The Children's Aid Society in New York City, a membership of 500 committed volunteers, serving from 2000 to 2002 as President of its Associates Council, from 2002 to 2005 as Chairman of the Associates Council, and since 2002 as a member of the Advisory Council of their Board of Trustees.

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

During the fiscal year that ended on April 30, 2007, the Board of Directors did not hold any formal meetings. Matters were undertaken by written consent by the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta’s executive officers, directors, and persons who beneficially own more than ten percent of Sparta's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta’s common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2007, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth information concerning the compensation we paid to our most highly compensated executive officers who served during our fiscal year ended April 30, 2007 (“Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(a)(b)	Option Awards ($)(a)(c)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Anthony L. Havens Chief Executive Officer	2007	280,000	0	0	0	0	0	0	280,000
Anthony W. Adler (1) Executive Vice President and Principal Financial Officer	2007	138,500	0	0	212,347	0	0	21,000	371,847
Richard P. Trotter Chief Operating Officer	2007	200,000	0	20,000	49,420	0	0	0	269,420
Sandra L. Ahman Vice President, Secretary and Director	2007	100,000	0	0	0	0	0	0	100,000

(a)	See note M to financial statements for assumptions made in the valuation.

(b)	For Mr. Trotter, refers to the value of 25,000 shares of restricted stock that vested in fiscal year 2007.

Pursuant to an employment agreement dated November 1, 2004, Mr. Trotter is entitled to up to 125,000 shares of common stock, of which an aggregate of 75,000 shares have vested, and 50,000 shares remains subject to future vesting as follows: 25,000 shares on November 1, 2007; 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009.

(c)	For Mr. Adler, refers to the value of 800,000 stock options that vested in fiscal year 2007. Pursuant to an option agreement dated September 22, 2006, Mr. Adler is entitled to up to 4,000,000 options subject to vesting. The options are exercisable for a period of five years from the vesting date at $0.1914 per share. On September 22, 2006 stock options to purchase 800,000 shares vested, with 800,000 options to vest on September 22, 2007 and 1,200,000 options each to vest on September 22, 2008 and September 22, 2009.

For Mr. Trotter, refers to the value of 175,000 stock options that vested in fiscal year 2007. Pursuant to an option agreement dated April 29, 2005, Mr. Trotter is entitled to up to 875,000 stock options, subject to vesting. The stock options are exercisable for five years from the vesting date at $0.605 per share. Options to purchase 175,000 shares vested on April 29, 2005, additional options to purchase 175,000 shares vested on April 29, 2006, additional options to purchase 175,000 shares vested on April 29, 2007 and the remaining options are to vest in equal installments over the next two anniversary dates of the agreement.

(1)	Mr. Adler became an officer on September 22, 2006.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding option awards held by the Name Executive Officers as at April 30, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Anthony W. Adler (1)	800,000	-	3,200,000	0.1914	9/21/2011	-	-	-	-
Richard P. Trotter (2)	-	-	-	-	-	-	-	50,000	4,500
Richard P. Trotter (3)	175,000	-	-	0.605	4/29/2010	-	-	-	-
Richard P. Trotter (3)	175,000	-	-	0.605	4/29/2011	-	-	-	-
Richard P. Trotter (3)	175,000	-	-	0.605	4/29/2012	-	-	-	-
Richard P. Trotter (3)	-	-	175,000	0.605	4/29/2013	-	-	-	-
Richard P. Trotter (3)	-	-	175,000	0.605	4/29/2014	-	-	-	-

(1)	Pursuant to an option agreement dated September 22, 2006, Mr. Adler is entitled to up to 4,000,000 options subject to vesting. The options are exercisable for a period of five years from the vesting date at $0.1914 per share. On September 22, 2006 stock options to purchase 800,000 shares vested, with 800,000 options to vest on September 22, 2007 and 1,200,000 options each to vest on September 22, 2008 and September 22, 2009.

(2)	Pursuant to an employment agreement dated November 1, 2004, Mr. Trotter is entitled to up to 125,000 shares of common stock, of which an aggregate of 75,000 shares have vested, and 50,000 shares remains subject to future vesting as follows: 25,000 shares on November 1, 2007; 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009.

(3)
Pursuant to an option agreement dated April 29, 2005, Mr. Trotter is entitled to up to 875,000 stock options, subject to vesting. The stock options are exercisable for five years from the vesting date at $0.605 per share. Options to purchase 175,000 shares vested on April 29, 2005, additional options to purchase 175,000 shares vested on April 29, 2006, additional options to purchase 175,000 shares vested on April 29, 2007 and the remaining options are to vest in equal installments over the next two anniversary dates of the agreement.

Compensation of Directors

The following table sets forth the compensation we paid to non-employee directors in fiscal year 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(a)	Total ($)

Jeffrey Bean (1)	—	—	$24,053	—	—	—	$24,053

(a)
Refers to perquisites and other personal benefits, including reimbursement for reasonable out-of-pocket expenses incurred in connection with attendance at Board meetings, unless the aggregate amount of such compensation is less than $10,000.

(1)
For Mr. Bean, refers to the value of stock options that vested in fiscal year 2007. On October 23, 2006, we granted Mr. Bean stock options to purchase up to 500,000 shares of our common stock, subject to a vesting schedule, exercisable at $0.12 per share until October 23, 2011. Stock options to purchase 200,000 shares vested on the date of grant, and the balance of the options are to vest in equal installments on the first, second and third anniversary dates of the date of grant. No vesting shall occur unless Mr. Bean is serving as a director on the vesting date, and unvested stock options will terminate automatically upon Mr. Bean ceasing to serve on the Board of Directors.

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

Employment Agreement with EVP

We entered into an employment agreement, effective September 22, 2006, with Anthony W. Adler, to serve as our Executive Vice President and interim Chief Financial Officer. The term of employment is three years. The employment term may be extended for one year upon written agreement by the Company and Mr. Adler. His initial base salary is at an annual rate of $185,000. He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors. He is entitled to a grant of options for 4,000,000 shares of our common stock. The grant of options is subject to vesting and subject to continued employment. On September 22, 2006, options for 800,000 shares vested, on September 22, 2007 options for an additional 800,000 shares will vest and on September 22, 2009 and 2010, respectively, options for an additional 1,200,000 shares will vest. subject to proportionate adjustment in the event of employment termination for any incomplete vesting period, He is entitled to four weeks of paid vacation during the first year of employment, and five weeks per year thereafter. He is entitled to health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is made generally available to other employees. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies. The employment agreement provides for termination for cause. If terminated without cause, he is entitled to severance. As severance, he shall be receive his full base salary through the end of the then current employment term

Employment Agreement with COO

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of April 30, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

Equity compensation plans approved by securities holders	160,000	$0.59	8,340,000
Equity compensation plans not approved by security holders	5,575,000	$0.248	0
Total	5,735,000	$0.258	8,340,000

In July 2004, we adopted a stock incentive compensation plan. The plan authorized our Board of Directors to grant securities, including stock options, to employees, directors and others, in the aggregate amount of 8,500,000 shares of common stock. Securities issued under the plan may be stock awards, non-qualified options, incentive stock options, or any combination of the foregoing. In general, stock options granted under the plan have a maximum duration of ten years from the date of the grant and are not transferable. The per share exercise price of any incentive stock option granted under the plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over ten percent or more of our capital stock are granted at 110% of fair market value of the underlying common stock on the date of grant and expire five years after the date of grant. No options may be granted after July 1, 2014. During the year ended April 30, 2007, no stock options were granted under this plan.

On April 29, 2005, pursuant to an option agreement with Richard Trotter, our Chief Operating Officer, we issued stock options to purchase up to 875,000 shares of our common stock. Subject to vesting, the stock options are exercisable for five years from the vesting date at $0.605 per share. Options to purchase 175,000 shares vested on April 29, 2005, additional options to purchase 175,000 shares each vested on April 29, 2006 and April 29, 2007, and the remaining options are to vest in equal installments over the next three anniversary date of the agreement.

In April 2005, we issued warrants to purchase 200,000 shares of our common stock to Jaffoni & Collins Incorporated pursuant to a consulting agreement for public relations services. The warrants are exercisable for three years at $0.195 per share. In April 2006, 100,000 of these options were cancelled. In March 2006, this contract was cancelled and we rescinded 100,000 of such options.

On September 22, 2006, pursuant to an option agreement with Anthony W. Adler, our Executive Vice President,, we issued stock options to purchase up to 4,000,000 shares of a common stock. Subject to vesting, the stock options are exercisable for five years from the vesting date at $0.1914 per share. On September 22, 2006, stock options to purchase 800,000 shares vested, on September 22, 2007 an additional 800,000 shares will vest, and 1,200,000 shares each will vest on September 22, 2008 and September 22, 2009.

On October 23, 2006, pursuant to an option agreement with Jeffrey Bean, one of our Directors, we issued stock options to purchase up to 500,000 shares of a common stock. Subject to vesting, the stock options are exercisable for five years from the vesting date at $0.12 per share. On October 23, 2006, stock options to purchase 200,000 shares vested, and the remaining options are to vest in equal installments over the next three anniversary dates of the agreement.

On December 16, 2006, pursuant to an option agreement with Loofbourrow and Associates, a consultant, we issued options to purchase up to 100,000 shares of our common stock exercisable at $.08 per share. The options are fully vested.

Common Stock Ownership

The table below sets forth information regarding the beneficial ownership of our common stock as of April 30, 2007 by:

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

Name	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	32,133,250	26.1
Kristian Srb (2)	33,066,562	26.9
Jeffrey Bean (3)	216,000	*
Anthony W. Adler (4)	2,005,000	1.6
Richard P. Trotter (5)	600,000	*
Sandra L. Ahman	580,865	*
All current directors and named officers as a group (6 in all)	68,601,677	55.0

*	Represents less than 1%

(1)
Mr. Havens' minor son owns 200,000 shares of common stock in a trust account. Mr. Havens is not the trustee for his son's trust account, and does not have direct voting control of such shares. Mr. Havens does not have the sole or shared power to vote or direct the vote of such shares, and, as a result, Mr. Havens disclaims beneficial ownership of such shares held in his son's trust account.

(2)	Includes 62,500 shares of common stock held by Mr. Srb’s minor daughter, for which Mr. Srb may be deemed to have beneficial ownership of such shares.

(3)
Includes 200,000 vested stock options. Pursuant to an option agreement, Mr. Bean is entitled to up to 500,000 options subject to vesting. Options to purchase 200,000 shares vested on October 23, 2006. 100,000 additional options each are to vest on October 23, 2007, 2008 and 2009.

(4)
Includes 800,000 vested stock options. Pursuant to an option agreement, Mr. Adler is entitled to up to 4,000,000 options subject to voting. Options to purchase 800,000 shares vested on September 22, 2006. 800,000 additional options vest on September 22, 2007 and options to purchase 1,000,000 shares each are to vest on September 22, 2008 and September 22, 2009.

(5)
Includes 75,000 vested shares, of which only 25,000 shares have been issued. Pursuant to an employment agreement, Mr. Trotter is entitled to up to 125,000 shares of common stock, of which an aggregate of 75,000 shares have vested, and 50,000 shares remains subject to future vesting as follows: 25,000 shares on November 1, 2007; 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009. Also includes 525,000 vested stock options. Pursuant to an option agreement, Mr. Trotter is entitled to up to 875,000 stock options to purchase shares of our common stock, subject to vesting. The stock options are exercisable for five years from the vesting date at $0.605 per share. On each of November 1, 2004, 2005 and 2006, stock options to purchase 175,000 shares vested, and the remaining options are to vest in equal installments over the next two anniversary dates of the agreement.

Changes in Control

We do not have any arrangements that may result in a change in control.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

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

On April 29, 2005, pursuant to an option agreement with Richard Trotter, our Chief Operating Officer, we agreed to issue options to purchase up to 875,000 shares of our common stock. Subject to vesting, the stock options are exercisable for five years from the vesting date at $0.605 per share. Options to purchase 175,000 shares vested on April 29, 2005, additional options to purchase 175,000 shares each vested on April 29, 2006 and 2007, and the remaining options are to vest in equal installments over the next three anniversary date of the agreement.

On September 22, 2006, pursuant to an option agreement with Anthony W. Adler, our Executive Vice President, we issued options to purchase up to 4,000,000 shares of our common stock. Subject to vesting the stock options aye exercisable for five years from the vesting date at $0.1914 per share. Options to purchase 800,000 shares vested on September 22, 2006. 800,000 additional options vest on September 22, 2007 and options to purchase 1,000,000 shares each vest on September 22, 2008 and September 22, 2009.

On October 23, 2006, pursuant to an option agreement with Jeffrey Bean, a Director, , we issued options to purchase up to 500,000 shares of our common stock. Subject to vesting the stock options are exercisable for five years from the vesting date at $0.12 per share. Options to purchase 200,000 shares vested on October 23, 2006. 100,000 additional options each vest on October 23, 2007, 2008 and 2009.

During the fiscal year ended April 30, 2007, we received a $180,000 non-interest bearing demand loan from Kristian Srb, one of our directors.

During the fiscal year ended April 30, 2007, we received a $14,760 non-interest bearing demand loan from Sandra Ahman, one of our officers and a director, of which $1,000 was repaid during the year.

During the fiscal year ended April 30, 2007, we received a $8,500 non-interest bearing demand loan from Richard Trotter, one of our officers.

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Director Independence

None of our directors are deemed independent. In determining independence, we are applying the independence standards of the American Stock Exchange.

ITEM 13. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of February 27, 2004 (Incorporated by reference to Exhibit 2 of Form 10-KSB filed on August 13, 2004)

Exhibit 3(i)(1)	Articles of Incorporation of Tomahawk Oil and Minerals, Inc. (Incorporated by reference to Exhibit 3(i) (1) of Form 10-KSB filed on August 13, 2004)

Exhibit 3(i)(2)	Certificate of Amendment of Articles of Incorporation, November 1983 (Incorporated by reference to Exhibit 3(i) (2) of Form 10-KSB filed on August 13, 2004)

Exhibit 3(i)(3)	Certificate of Amendment of Articles of Incorporation for name change, August 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on August 27, 2004)

Exhibit 3(i)(4)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on September 17, 2004)

Exhibit 3(i)(5)	Certificate of Amendment of Articles of Incorporation for decrease in authorized capital, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on December 23, 2004)

Exhibit 3(i)(6)	Certificate of Designation for Series A Redeemable Preferred Stock, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2005)

Exhibit 3(ii)(1)	By-laws (Incorporated by reference to Exhibit 3(ii) (1) of Form 10-KSB filed on August 13, 2004)

Exhibit 3(ii)(2)	By-laws Resolution (Incorporated by reference to Exhibit 3(ii) (2) of Form 10-KSB filed on August 13, 2004)

Exhibit 3(ii)(3)	Board of Directors Resolutions amending By-laws (Incorporated by reference to Exhibit 3(ii) of Form 10-QSB filed on December 15, 2004)

Exhibit 4.1	2005 Stock Incentive Compensation Plan (Incorporated by reference to Exhibit 4 of Form 10-KSB filed on August 13, 2004)

Exhibit 10.1	Service Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)

Exhibit 10.2	License Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)

Exhibit 10.3	Amended License Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)

Exhibit 10.4	Purchase Option Agreement with American Motorcycle Leasing Corp., dated November 2, 2004 (Incorporated by reference to Exhibit 10.8 of Form 10-KSB filed on July 25, 2005)

Exhibit 10.5	Lease for office facilities (Incorporated by reference to Exhibit 10 of Form 10-QSB filed on December 15, 2004)

Exhibit 10.6	Form of Employment Agreement with Anthony Havens (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on August 13, 2004)

Exhibit 10.7	Employment Agreement with Richard Trotter (Incorporated by reference to Exhibit 10 of Form 8-K filed on October 29, 2004)

Exhibit 10.8	Option Agreement with Richard Trotter (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 5, 2005)

Exhibit 10.9	Employment Agreement with Anthony W. Adler (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 2, 2006)

Exhibit 10.10	Stock Option Agreement with Jeffrey Bean, dated October 23, 2006 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 24, 2006)

Exhibit 10.11	Master Loan and Security Agreement - Motor Vehicles (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 28, 2005)

Exhibit 10.12	Master Loan and Security Agreement (Installment Sale Contract) (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 28, 2005)

Exhibit 10.13	Form of Warrant included in Units (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on March 22, 2006)

Exhibit 10.14	Form of Loan Agreement, December 2005 (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on March 22, 2006)

Exhibit 10.15	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 4, 2006)

Exhibit 10.16	Form of Promissory Note (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on December 18, 2006)

Exhibit 10.17	Form of Promissory Note (Incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on December 18, 2006)

Exhibit 10.18	Consulting Agreement with Christopher Kennan (Incorporated by reference to Exhibit 10.15 of Form 10-KSB filed on August 22, 2006)

Exhibit 10.19	Consulting Agreement with American Capital Ventures, Inc. (Incorporated by reference to Exhibit 10.16 of Form 10-KSB filed on August 22, 2006)

Exhibit 11
Statement re: computation of per share earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by RBSM LLP (formerly Russell Bedford Stefanou Mirchandani LLP), our principal independent registered public accounting firm during the years ended April 30, 2007 and 2006 were $150,390 and $44,200, respectively. Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements by our principal independent registered public accounting firm outside of those fees disclosed above under the caption Audit Fees for fiscal years ended April 30, 2007 and 2006.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the years ended April 30, 2007 and 2006 were $0. Tax services related primarily to the preparation of company tax filings with regulatory agencies.

All Other Fees

There were no other fees billed for services.

Pre-Approval Policies and Procedures

The Board of Directors approved all of the services described above, and all fees paid. The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. The Board of Directors did not have pre-approval policies and procedures in place during our fiscal years ended April 30, 2006. In fiscal year 2007, we implemented a policy whereby, prior to engaging our accountants to perform a particular service, we will obtain an estimate for the service to be performed and begin pre-approving all services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: August 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:

By:	/s/ Anthony L. Havens
Anthony L. Havens Chief Executive Officer, President and Chairman of the Board

Date: August 14, 2007

By:	/s/ Anthony W. Adler
Anthony W. Adler Executive Vice President, and Interim Principal Financial Officer

Date: August 14, 2007

By:	/s/ Sandra L. Ahman
Sandra L. Ahman Vice President and Director

Date: August 14, 2007

By:	/s/ Kristian Srb
Kristian Srb Director

Date: August 14, 2007

By:	/s/ Jeffrey Bean
Jeffrey Bean Director

Date: August 14, 2007