Form 10QSB
period 2007-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2007-09-19
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

As of August 31, 2007, we had 124,316,157 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-QSB
FOR THE QUARTER ENDED JULY 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2007	2007
ASSETS	UNAUDITED

Current assets:
Cash and cash equivalents	$10,403	$22,032
RISC loan receivable, current, net of
reserve of $21,532 and $13,821, respectively (NOTE D)	761,435	569,052
Interest receivables	36,852	25,832
Prepaid expenses and other current assets	82	27,137
Inventory (NOTE C)	17,400	20,784
Total current assets	826,172	664,837

Motorcycles and other vehicles under operating leases, net of accumulated depreciation of $248,414 and $221,800, respectively and
loss reserve of $36,115 and $26,059, respectively. (NOTE B)	1,065,242	1,088,686

Property and equipment, net of accumulated depreciation and
amortization of $108,107 and $97,047, respectively (NOTE E)	83,140	94,200

RISC loan receivables, net of current portion and
loss reserve of $74,282 and $45,517, respectively. (NOTE D)	2,626,905	1,923,767
Other assets	29,559	—
Restricted cash	357,476	284,943
Deposits	50,692	50,692
Total assets	$5,039,186	$4,107,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,063,412	$1,219,067
Accrued equity based compensation	52,820	40,310
Accrued equity based penalties	2,380	2,380
Notes payable - Senior Lender (NOTE F)	902,534	787,282
Notes payable - Other (NOTE I)	1,692,759	1,140,259
Loans payable - related parties	222,260	202,260
Deferred revenue	42,915	46,765
Total current liabilities	3,979,080	3,438,323

Notes payable - Senior Lender, long term portion (NOTE F)	3,258,316	2,197,925
Total liabilities	7,237,396	5,636,248

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value
of $100 per share, 3,050 and 19,795 shares issued and outstanding, respectively	305,000	1,979,500
Common stock, $0.001 par value; 340,000,000 shares authorized, 124,316,157
and 123,216,157 shares issued and outstanding, respectively	124,316	123,216
Common stock to be issued, 10,733,980 and 0 shares, respectively.	10,734	—
Additional paid-in capital	16,632,518	14,595,827
Deferred compensation	—	(24,000)
Accumulated deficit	(19,270,778)	(18,203,666)
Total stockholders' deficit	(2,198,210)	(1,529,123)

Total liabilities and stockholders' deficit	$5,039,186	$4,107,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended
	July 31,
	2007	2006

Revenue	$283,997	$191,642

Operating expenses:
General and administrative	1,096,704	1,166,781
Depreciation and amortization	79,396	74,297

Total operating expenses	1,176,100	1,241,078

Loss from operations	(892,103)	(1,049,436)

Other expense:
Interest expense and financing cost, net	(170,396)	13,323
Change in value of warrant liabilities	-	601,734

Net loss	(1,062,499)	(434,379)

Preferred dividend payable	4,613	29,937

Net loss attributed to common stockholders	$(1,067,112)	$(464,316)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted loss per share attributed to
common stockholders	$(0.01)	$(0.00)

Weighted average shares outstanding	123,969,418	120,752,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended
	July 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,062,499)	$(434,379)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	79,396	74,297
Allowance for loss reserve	55,004	40,773
Amortization of deferred revenue	(3,850)	(3,300)
Amortization of deferred compensation	24,000	125,363
Equity based compensation	149,806	98,542
Stock based finance cost	55	—
Forgiveness of dividend payable	224,164	—
Change in fair value of penalty warrant and warrant liability	—	(601,734)
Changes in operating assets and liabilities:
(Increase) decrease in:
Lease payments receivable	—	(1,151,492)
Interest receivable	(11,020)	—
Prepaid expenses and other assets	27,055	17,708
Loan proceeds receivable	—	333,427
Other current assets	—	(2,900)
Restricted cash	(72,533)	(59,755)
Deposits	—	(1,850)
Increase (decrease) in:
Accounts payable and accrued expenses	(147,758)	237,635
Deferred revenue	—	366,531
Accrued registration penalty	—	(44,495)
Net cash used in operating activities	(738,180)	(1,005,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for motorcycles and other vehicles	(51,461)	—
Purchases of RISC contracts	(970,131)	(471,528)
Purchases of property and equipment	—	(14,734)
Net cash used in investing activities	(1,021,592)	(486,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes from senior lender	1,616,278	667,238
Payments on notes from senior lender	(440,635)	(81,860)
Proceeds from other notes	552,500	—
Loan proceeds from other related parties	20,000	—
Exercise of warrants	0	62,500
Net cash provided by financing activities	1,748,143	647,878

Net decrease in cash	(11,629)	(844,013)

Cash and cash equivalents, beginning of period	$22,032	$856,382
Cash and cash equivalents, end of period	$10,403	$12,369

Cash paid for:
Interest	$102,503	$24,093
Income taxes	$1,100	$—

Non-cash items for the three months ended July 31, 2007 consisted of the conversion of 16,745 preferred shares into 10,733,974 shares of common stock.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2007 and for the three month periods ended July 31, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2007 as disclosed in the Company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended July 31, 2007 are not necessarily indicative of the results to be expected for the full year ending April 30, 2008.

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
JULY 31, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

The following tables illustrates the effect that adoption of SFAS No. 123(R) had on the Company's year ended July 31, 2007 results and cash flows as well as the parameters used in the valuation of options granted in the first quarter ended July 31, 2007.

	Under Pre-SFAS No.123 (R) Accounting	SFAS No. 123(R) Impact	Actual Quarter Ended July 31, 2007
Earnings before taxes	$(999,305)	$(67,807)	$(1,067,112)
Net Earnings	(999,305)	$(67,807)	$(1,067,112)

Net Earnings
Basic EPS	$(0.01)	$-	$(0.01)
Diluted EPS	(0.01)	-	(0.01)

Cash Flows
Operating Activities	$(738,180)	$-	$(738,180)
Financing Activities	$1,748,143	-	1,748,143

Prior to the adoption of FASB No. 123R, during the third quarter of Fiscal 2006, the Company recorded employee stock based compensation pursuant to APB No. 25.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(UNAUDITED)

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.01 and $0.00 for the quarters ended July 31, 2007 and 2006, respectively. At July 31, 2007 and 2006, 20,934,071 and 27,069,527 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

NOTE B - MOTORCYCLES UNDER OPERATING LEASE

Motorcycles and other vehicles under operating leases at July 31, 2007 and April 30, 2007 consist of the following:

	July 31,	April 30,
	2007	2007
Motorcycles and other vehicles	$1,349,771	$1,336,545
Less: accumulated depreciation	(248,414)	(221,800)
Motorcycles and other vehicles, net of accumulated depreciation	1,101,357	1,114,745
Less: estimated reserve for residual values	(36,115)	(26,059)
Motorcycles and other vehicles under operating leases, net	$1,065,242	$1,088,686

Depreciation expense was $68,336 and $279,348 for the quarter ended July 31, 2007 and the year ended April 30, 2007, respectively. Depreciation expense for the quarter ended July 31, 2006 was $63,548.

NOTE C - INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At July 31, 2007 the Company had repossessed vehicles valued at book value of $17,400. At April 30, 2007, the Company had repossessed vehicles of value $20,784.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(UNAUDITED)

NOTE D - RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $3,484,154 and $2,552,157 at July 31, 2007 and April 30, 2007, respectively. The following is a schedule by years of future principal payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note F.

Year ending July 31,
2008	$782,967
2009	803,044
2010	777,058
2011	727,046
2012	391,339
2013	2,700
$3,484,154
Less: allowance for doubtful receivables	(95,814)
3,388,340
Less: current receivables, net of allowance	(761,435)
Long Term receivables	$2,626,905

As of April 30, 2007 current loan receivables net of allowance was $569,052 and long term loan receivable net of allowance was $1,923,767.

NOTE E - PROPERTY AND EQUIPMENT

Major classes of property and equipment at July 31, 2007 and April 30, 2007 consist of the followings:

	July 31, 2007	April 30, 2007
Computer equipment, software and furniture	$191,247	$191,247
Less: accumulated depreciation and amortization	(108,107)	(97,047)
Net property and equipment	$83,140	$94,200

Depreciation expense was $11,060 and $43,798 for the quarter ended July 31, 2007 and the year ended April 30, 2007, respectively. Depreciation and amortization expense for the quarter ended July 31, 2006 was $10,749.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(UNAUDITED)

NOTE F - NOTES PAYABLE-SENIOR LENDER

The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at July 31, 2007 is 10.18%.

At July 31, 2007, the notes payable mature as follows:

12 months Ended July 31	Amount
2008	$902,534
2009	1,020,200
2010	822,907
2011	877,028
2012	534,839
2013	3,342
Total	$4,160,850

Notes payable to Senior Lender at April 30, 2007 were $2,985,207.

NOTE G - EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share and $100 stated value per share, of which 35,850 shares have been designated as Series A convertible preferred stock, and 340,000,000 shares of common stock with $0.001 par value per share. As of July 31, 2007 and April 30, 2007, the Company has issued and outstanding 3,050 and 19,795 shares of preferred stock issued and outstanding respectively.  The Company has 124,316,157 and 123,216,157 shares of common stock issued and outstanding as of July 31, 2007 and April 30, 2007, respectively.

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

In accordance with EITF 00-27, a portion of the proceeds were allocated to the class ‘C’ warrants based on their relative fair value, which totaled $931,800 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $843,200 to the series ‘A’ preferred shares based upon the difference between the conversion price of those shares and the closing price of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 188%, (3) weighted average risk-free interest rate of 3.65%, and (4) expected life of 2 years as the conversion feature and warrants are immediately exercisable. Both the fair value of the class ‘C’ warrants and the beneficial conversion feature were recorded as a dividend and are included in the accompanying financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(UNAUDITED)

NOTE G - EQUITY TRANSACTIONS (continued)

On July 20, 2007, one shareholder holding 16,745 shares of preferred stock converted those shares into 10,733,974 shares of common stock and forgave $224,163 in accumulated but unpaid dividends on the preferred shares. The 10,733,974 shares of common stock issuable upon conversion of the preferred shares had not been physically issued as of July 31, 2007. The forgiven dividends were recognized as additional paid-in capital in the quarter ended July 31, 2007.

Common Stock

In August 2007, the Company entered into a three month consulting agreement with a consultant which agreement calls for cash payments by the Company of $3,000, of which $1,000 has been paid, and issued 1,100,000 shares of restricted common stock based upon the consultants performance under the agreement.

During the three months ended July 31, 2007, the Company granted options to purchase an aggregate of 1,020,000 shares of common stock to eleven employees. However, four employees left during the three months ended July 31, 2007. The vested and unvested options have been valued at $55,136 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 143%; (3) risk-free interest rate of 4.76%, vest over a 48 month period and expire if unexercised in ten years. During the quarter ended July 31, 2007 and the quarter ended July 31, 2006, the Company expensed $186,317 and $98,542,  respectively, in non-cash charges related to stock and option compensation expense.

NOTE H - SUBSEQUENT EVENTS

During the period from August 1, 2007 to September 7, 2007, the Company sold to thirteen accredited investors, six month unsecured notes in the aggregate amount of $490,500. All notes bear 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices ranging from $0.0288 to $0.0456 per share. All notes will mature in six months on various dates through March 7,2008.

NOTE I - NOTES PAYABLE-OTHER

Notes Payable Other	July 31, 2007	April 30, 2007
6% Bridge Loan, due October 19, 2007	$50,000	$50,000
Non-interest Demand Loan	100,000	40,000
10% Bridge Notes, due September 21, 2007	275,000	275,000
6% Convertible Notes, various due dates from August 24, 2007 (extended to October 1, 2007) to February 23, 2008	1,267,759	775,259
Total	$1,692,759	$1,140,259

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(UNAUDITED)

NOTE J - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through July 31, 2007, the Company incurred loss of $19,270,778. Of these losses, $1,067,112 were incurred in the quarter ending July 31, 2007 and $464,316 in the quarter ending July 31, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the Company's efforts will be successful. However, there can be no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company's management is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

GENERAL

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended April 30, 2007 as disclosed in our annual report on Form 10-KSB for that year as filed with the SEC.

"FORWARD-LOOKING" INFORMATION

This report on Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations and beliefs, including, but not limited to statements concerning the Company’s expected growth. The words “believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2007 TO THE THREE MONTHS ENDED JULY 31, 2006

For the three months ended July 31, 2007 and 2006, we have generated limited, but increasing, sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations during the remainder of our fiscal year ending April 30, 2008 and in the upcoming fiscal year.

REVENUES

Revenues totaled $283,997 during the three months ended July 31, 2007 as compared to $191,642 during the three months ended July 31, 2006. Current period revenue was comprised primarily of $138,964 in interest income from RISC Loans, $105,129 in lease revenue, $16,450 in private label fees and $23,454 in other fee income. For the three months ended July 31, 2006 revenues were comprised primarily of $153,092 in lease revenue, $10,200 in private label fees and $28,350 in other income.

COSTS AND EXPENSES

General and administrative expenses were $1,096,704 during the three months ended July 31, 2007, compared to $1,166,781 during the three months ended July 31, 2006, a decrease of $70,077or 6%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs of $501,313; Legal and accounting fees of $7,404; Consulting fees of $80,246. Rent and utilities of $74,414; General office expenses of $143,201; and loss reserve expense of $52,994. Expenses incurred during the comparative three month period in 2006 consisted primarily of the following expenses: Compensation and related costs, $326,852; Accounting, audit and professional fees, $132,184; Consulting fees, $222,863; Rent, $48,087, Travel and entertainment, $39,590; and stock based compensation, $98,542.

During the three months ended July 31, 2007 we incurred, non-cash, stock based compensation charges of $186,317. During the three months ended July 31, 2006, we incurred a non-cash charge of $223,905 related to shares of common stock issued for consulting fees and services. During three months ending July 31, 2006 we have also recorded non-cash income of $601,734 related to the decrease in value of warrants issued with registration rights.

NET LOSS

We incurred a net loss before preferred dividends of $1,062,499 for our three months ended July 31, 2007 as compared to $434,379 for the corresponding interim period in 2006. The $628,120 or 145% increase in our net loss before preferred dividends for our three month interim period ended July 31, 2007 was attributable primarily to the $601,734 non-cash reduction in operating loss for the 2006 period resulting from the gain in warrant liabilities.

We also incurred non-cash preferred dividend expense of $4,613 for our three month period ended July 31, 2007 as compared with an expense of $29,937 in the corresponding interim period of 2006. The decrease in preferred dividend expense was attributable to the conversion of 16,745 preferred shares to common stock during the current quarter.

Our net loss attributable to common stockholders increased to $1,067,112 for our three month period ended July 31, 2007 as compared to $464,316 for the corresponding three month period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2007, the Company had a working capital deficit of $3,152,908. The Company generated a deficit in cash flow from operations of $738,180 for the three months ended July 31, 2007. Cash flows used in investing activities for the three months ended July 31, 2007 was $1,021,592 primarily due to the purchase of RISC Loans for $970,131 and payments for motorcycles and vehicles of $51,461.

Cash flows used in investing activities for the three months ended July 31, 2006 was $486,262, primarily due to the purchase of property and equipment of $14,734 and payments for motorcycles and vehicles of $471,528.

The Company met its cash requirements for operating activities during the three month period ended July 31, 2007 through net proceeds from debt financing of $2,168,778 offset with payments of $440,635. Additionally, the Company had received limited revenues from leasing and financing motorcycles and other vehicles, its private label programs and from dealer sign-up fees and other fees.

The Company met its cash requirements for operating and financing activities during the three month period ended July 31, 2006 through net proceeds from equity transactions of $62,500 and debt financing of $667,238 offset with payments of $81,860. Additionally, the Company had received limited revenues from leasing and financing motorcycles and other vehicles, its recently launched private label programs and from dealer sign-up fees.

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

We estimate that we will need to raise approximately $1,800,000 in additional funds to fully implement our business plan during the next twelve months and for our general operating expenses. As of the date of this filing, we have do not have sufficient operating capital to continue our planned business operations for the next twelve months and for our general operating expenses. The Company obtained a senior credit facility in July 2005, which has been subsequently renewed, This facility allowed us to commence and continue our financing activities. However this facility finances only three of the five credit tiers of our business model, thus we need to obtain additional credit facilities to fully implement our business plan. We are presently seeking those additional credit facilities and long term debt. This additional, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources to finance our general operating expenses and our growth, on terms acceptable to us, this would have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development to a more limited scale.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our April 30, 2007 and 2006 financial statements included in the Company's Annual Report states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

NUMBER OF EMPLOYEES

At July 31, 2007 we had 23 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 25% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

RECENT ACCOUNTING PRONOUNCEMENT

There have been no significant new pronouncements since the issuance of the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007.

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

CONTINUED CONTROL OF CURRENT OFFICERS AND DIRECTORS

The present officers and directors own approximately 55% of the outstanding shares of common stock, without giving effect to shares underlying convertible securities, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of Sparta, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

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

During the three months ended July 31, 2007, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company granted options to purchase an aggregate of 1,020,000 shares of common stock to eleven employees. The options are exercisable for a period of ten years, subject to vesting condition, at $0.10 per share.

In August 2007, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company entered into a three month consulting agreement with a consultant pursuant to which the Company issued 1,100,000 shares of restricted common stock.

During the period from August 1, 2007 to September 7, 2007, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to thirteen accredited investors, six month unsecured notes in the aggregate amount of $490,500. All notes bear 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices ranging from $0.0288 to $0.0456 per share. All notes will mature in six months on various dates through March 7, 2008.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: September 19, 2007	By:	/s/ Anthony L. Havens
Anthony L. Havens Chief Executive Officer

Date: September 19, 2007	By:	/s/ Anthony W. Adler
Anthony W. Adler Principal Financial Officer