Form 10QSB
period 2007-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2007-12-21
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

As of December 14, 2007, we had 127,116,157 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-QSB
FOR THE QUARTER ENDED OCTOBER 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2007	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$13,538	$22,032
RISC loan receivables, net of reserve of $100,638 and $59,338 respectively (NOTE D)	3,559,992	2,492,819
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $296,661and $ 221,800 respectively, and loss reserve of $37,266 and $ 26,059 respectively (NOTE B)	1,334,544	1,088,686
Interest receivable	50,220	25,832
Accounts receivable	54,280
Prepaid expenses and other assets		27,137
Inventory (NOTE C)	33,838	20,784
Property and equipment, net of accumulated depreciation and amortization of $117,073and $ 97,047 respectively (NOTE E)	74,174	94,200
Restricted cash	383,360	284,943
Deposits	50,692	50,692
Total assets	$5,554,638	$4,107,125

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	$1,117,941	$1,219,067
Accrued equity based compensation (NOTE G)	-	40,310
Accrued equity based penalties	2,206	2,380
Notes payable-Senior Lender (NOTE F)	4,541,846	2,985,207
Notes payable-Other (NOTE I)	2,650,759	1,140,259
Loans payable-related parties (NOTE J)	222,260	202,260
Deferred revenue	34,691	46,765

Total liabilities	8,569,703	5,636,248

Deficiency in Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 3,050 and 19,795 shares issued and outstanding respectively	305,000	1,979,500
Common stock, $.001 par value; 340,000,000 shares authorized, 127,106,157 and 123,216,157 shares issued and outstanding respectively	127,106	123,216
Common stock to be issued, 10,734,000 and 0 respectively	10,734	-
Additional paid-in-capital	17,026,026	14,595,827
Deferred compensation	-	(24,000)
Accumulated deficit	(20,483,931)	(18,203,666)
Total deficiency in stockholders' equity	(3,015,065)	(1,529,123)

Total liabilities and deficiency in stockholders' equity	$5,554,638	$4,107,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006

Revenue	$297,303	$219,555	$581,300	$411,197

Operating expenses:
General and administrative	1,206,382	1,324,556	2,303,086	2,491,337
Depreciation and amortization	71,429	82,313	150,825	156,610

Total operating expenses	1,277,811	1,406,869	2,453,911	2,647,947

Loss from operations	(980,508)	(1,187,314)	(1,872,611)	(2,236,750)

Other expenses:
Interest expense and financing cost, net	(214,719)	(102,381)	(385,115)	(120,268)
Change in value of warrant liabilities	174	(333,470)	174	299,474

Net Loss	(1,195,053)	(1,623,165)	(2,257,552)	(2,057,544)

Preferred dividend payable	18,100	29,936	22,713	59,873

Net loss attributed to common stockholders	$(1,213,153)	$(1,653,101)	$(2,280,265)	$(2,117,417)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted loss per share attributed to common stockholders	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	124,797,340	121,947,292	124,385,994	121,350,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENCED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)

	Six Months Ended October 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,280,265)	$(2,057,544)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	150,826	156,610
Allowance for loss reserves	52,507	98,342
Amortization of deferred revenue	(7,700)	(6,600)
Amortization of deferred compensation	24,000	223,500
Equity based compensation	273,151	302,950
Stock based finance cost	273,008	48,500
Forgiveness of dividend payable	224,164	-
Change in fair value of penalty warrant and warrant liability	(174)	(267,855)

Changes in operating assets and liabilities:
(Increase) decrease in:
Lease payments receivable	-	(2,034,714)
Other receivable	(78,667)	(23,250)
Prepaid expenses and other assets	27,137	32,215
Loan proceeds receivable	-	368,937
Other current assets	-	(4,150)
Inventory	-	-
Restricted cash	(98,417)	(121,325)
Deposits		(1,850)
Increase (decrease) in:
Accounts payable and accrued expenses	(141,436)	555,063
Deferred revenue	(4,374)	612,014
Non-current liabilities	-	-
Accrued registration penalty	-	-
Net cash used in operating activities	(1,586,240)	(2,119,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for motorcycles and other vehicles	(387,865)	(767,640)
Purchase of RISC contracts	(1,121,527)	-
Purchase of property plant and equipment	-	(14,734)
Net cash used in investing activities	(1,509,392)	(782,374)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes from senior lender	2,571,812	1,802,989
Payments on notes from senior lender	(1,015,173)	(229,582)
Proceeds from convertible notes	1,175,500	-
Proceeds from other notes	335,000	275,000
Loan proceeds from other related parties	20,000	83,260
Exercise of warrants	-	125,000
Net cash provided by financing activities	3,087,139	2,056,667

Net Increase (decrease) in cash	$(8,493)	$(844,864)

Unrestricted cash and cash equivalents, beginning of period	$22,032	$856,382
Unrestricted cash and cash equivalents , end of period	$13,538	$11,518

Cash paid for:
Interest	$207,406	$72,513
Income taxes	$6,415	$-

Non-cash items for the six months ended October 31, 2007 consisted of the conversion of 16,745 Preferred Shares into 10,733,974 shares of Common Stock

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2007 and for the three and six month periods ended October 31, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2007 as disclosed in the Company's 10-KSB for that year as filed with the SEC.

During the current quarter, the Company elected to change the presentation of its balance sheets to more properly present its assets and liabilities in a manner similar to that of other public finance companies. This change only removed the classification of assets as current or long term and now reflects all assets as assets. No changes were made to the liability or equity sections of the balance sheet.

The results of the six months ended October 31, 2007 are not necessarily indicative of the results to be expected for the full year ending April 30, 2008.

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
OCTOBER 31, 2007
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
OCTOBER 31, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

The following tables illustrates the effect that adoption of SFAS No. 123(R) had on the Company's year ended October 31, 2007 results and cash flows as well as the parameters used in the valuation of options granted in the first six months ended October 31, 2007.

	Under Pre-SFAS No.123 (R) Accounting	SFAS No. 123(R) Impact	Actual Year Ended October 31, 2007
Earnings before taxes	$(2,142,487)	$(137,778)	$(2,280,265)
Net Earnings	(2,142,487)	$(137,778)	$(2,280,265)

Net Earnings
Basic EPS	$(0.02)	$-	$(0.02)
Diluted EPS	(0.02)	-	(0.02)

Cash Flows
Operating Activities	$(1,586,231)	$-	$(1,586,231)
Financing Activities	$3,087,139	-	3,087,139

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.01 and $0.01 for the three months ended October 31, 2007 and 2006, respectively, and $0.02 and $0.02 for the six months ended October 31, 2007 and 2006, respectively. At October 31, 2007 and 2006, 64,704,486 and 30,928,051 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated financial position, results of operations and cash flows.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

Reclassification

Certain reclassifications have been made to conform prior periods' data with the current presentation. These reclassifications had no effect on reported losses.

NOTE B - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at October 31, 2007 and April 30, 2007 consist of the following:

	October 31,	April 30,
	2007	2007

Motorcycles and other vehicles	$1,668,472	$1,336,545
Less: accumulated depreciation	(296,661)	(221,800)
Motorcycles and other vehicles, net of accumulated depreciation	1,371,811	1,114,745
Less: estimated reserve for residual values	(37,266)	(26,059)
Motorcycles and other vehicles under operating leases, net	$1,334,545	$1,088,686

Depreciation expense for vehicles for the three and six months ended October 31, 2007 was $62,464 and $130,800, respectively. Depreciation expense for property and equipment for the three and six months ended October 31, 2007 was $ 8,966 and $20,026, respectively. Depreciation expense for vehicles for the three and six months ended October 31, 2006 was $71,474 and $135,022, respectively. Depreciation expense for property and equipment for the three and six months ended October 31, 2006 was $8,075 and $16,058, respectively.

NOTE C – INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. During the period ended October 31, 2007, the Company repossessed Vehicles of value $33,838, which will be resold.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(UNAUDITED)

NOTE D – RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $3,659,578 and $2,552,157 at October 31, 2007 and April 30, 2007, respectively. The following is a schedule by years of future principal payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note F. Included in RISC Loan Receivables, net are $1,053 of net deficiency receivables.

Year ending October 31,
2008	$881,106
2009	872,239
2010	847,901
2011	741,198
2012	317,134
$3,659,578
Less: allowance for doubtful receivables	(100,638)
3,558,940

As of April 30, 2007 loan receivables net of allowance was $2,492,819.

NOTE E – PROPERTY AND EQUIPMENT

Major classes of property and equipment at October 31, 2007 and April 30, 2007 consist of the followings:

	October 31, 2007	April 30, 2007
Computer equipment, software and furniture	$191,247	$191,247
Less: accumulated depreciation and amortization	(117,073)	(97,047)
Net property and equipment	$74,174	$94,200

Depreciation and amortization expense was $11,060 and $20,026 for the three months and six months ended October 31, 2007respecticely and $43,798 for the year ended April 30, 2007. Depreciation and amortization expense for the three and six months ended October 31, 2006 were $10,999 and $21,589 respectively.

NOTE F - NOTES PAYABLE TO SENIOR LENDER

The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at October 31, 2007 is 10.22%.

At October 31, 2007, the notes payable mature as follows:

12 Months Ended
October 31,	Amount
2008	$1,068,183
2009	1,137,164
2010	935,084
2011	916,574
2012	484,841
$4,541,846

During the six month period ended October 31, 2007, the Company repaid $1,015,173 of the loans in cash.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(UNAUDITED)

NOTE G – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share and $100 stated value per share, of which 35,850 shares have been designated as Series A convertible preferred stock, and 340,000,000 shares of common stock with $0.001 par value per share. As of October 31, 2007 and April 30, 2007, the Company has issued and outstanding 3,050 and 19,795 shares of preferred stock issued and outstanding respectively.  The Company has 127,106,157 and 123,216,157 shares of common stock issued and outstanding as of October 31, 2007 and April 30, 2007, respectively.

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

On July 20, 2007, one shareholder holding 16,745 shares of preferred stock converted those shares into 10,733,974 shares of common stock and forgave $224,163 in accumulated but unpaid dividends on the preferred shares. The 10,733,974 shares of common stock issuable upon conversion of the preferred shares had not been physically issued as of October 31, 2007. These unissued shares are not included in the outstanding shares. The forgiven dividends were recognized as additional paid-in capital in the quarter ended July 31, 2007.

Common Stock

In August 2007, the Company amended an April, 2007 agreement with a consultant and entered into a new three month consulting agreement with the consultant which agreement calls for cash payments by the Company of $3,000, which has been paid, and 1,100,000 shares od unregistered common stock (which was issued in May 2007 in conjunction with the April 2007 agreement) based upon the consultants performance under the agreement.

During the six months ended October 31, 2007, the Company granted options to purchase an aggregate of 1,170,000 shares of common stock to thirteen employees. However, four employees left during the three months ended July 31, 2007. The vested and unvested options have been valued at $71,651 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 143%; (3) risk-free interest rate of 4.76%, vest over a 48 month period and expire if unexercised in ten years

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(UNAUDITED)

NOTE G – EQUITY TRANSACTIONS (continued)

In September and October 2006, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to four accredited investors bridge notes in the aggregate amount of $275,000. Three 45-day bridge notes aggregating $175,000 and one 90-day $100,000 note were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provide that 100,000 shares of the Company's unregistered common stock are to be issued for each $100,000 of notes purchased, or any pro rated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days, and, in the event of extension, the lender would be entitled to an additional equity equal to 60% of the equity kicker shares. The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to December 30, 2006, with simple interest rate of 10%, and additional equity of in the aggregate amount of 165,000 unregistered shares of common stock to be issued. In the event of default on repayment, for each uncured month, as penalty, the equity kicker and the additional equity to be issued to the lenders are to be increased by 50%, on a pro rata basis, and during default period, interest is to be at the rate of 20%. The repayment, in the event of default, of the notes is to be collateralized by certain security interest as per the terms of the agreement. As of October 31, 2007, the notes remain unpaid. In October 2007, a total of 2,690,000 restricted shares of common stock were issued as equity kicker on the original note, as additional equity kicker shares for the extension, and as additional shares during the unpaid period.

On September 19, 2007, the Company sold to one accredited investor for the purchase price of $150,000 securities consisting of a $150,000 convertible debenture due December 19, 2007, 100,000 shares of unregistered common stock, and 400,000 common stock purchase warrants. The debentures bear interest at the rate of 12% per year compounded monthly and are convertible into shares of the Company's common stock at $0.0504 per share. The warrants may be exercised on a cashless basis and are exercisable until September 19, 2007 at $0.05 per share. In the event the debentures are not timely repaid, the Company is to issue 100,000 shares of unregistered common stock for each thirty day period the debentures remain outstanding. The note was subsequently extended to January 18, 2008.

In July 2007, the Company entered into a three month consulting agreement with a consulting firm pursuant to which the Company issued five year warrants to purchase 1,000,000 shares of unregistered common stock at $0.05 per share. The Company is to issue additional five year warrants to purchase 1,000,000 shares of unregistered common stock at $0.10 and $0.15 per share respectively on each of the four and eight month anniversary dates of the agreement.

In October 2007, the Company entered into a consulting agreement for financial advisory services with an individual pursuant to which the Company issued five year warrants to purchase 375,000 shares of unregistered common stock at $0.05 per share.

.During the six months ended October 31, 2007 and October 31, 2006, the Company expensed $273,151 and $309,409, respectively, in non-cash charges related to stock and option compensation expense.

NOTE H - SUBSEQUENT EVENTS

In November 2007, the Company borrowed $20,000 from a Director on a no interest demand basis.

In November 2007, the Company issued 10,000 shares of unregistered common stock as an inducement for a 10%, $20,000 short term loan due December 3, 2007, subsequently extended to December 31, 2007.

In November 2007, the Company agreed to issue 12,500 shares of unregistered common stock as an inducement for a 10%, $25,000 short term loan due December 10, 2007, subsequently extended to December 31, 2007.

In November 2007, the Company borrowed $100,000 from one individual on a demand basis.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(UNAUDITED)

NOTE H - SUBSEQUENT EVENTS (continued)

In December 2007, the Company sold to an accredited investor a $25,000 six month unsecured note... The note bears 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert the note at maturity, the notes will be convertible into shares of common stock at a price of $0.03.

In December 2007, the Company agreed to issue 133,333 shares of unregistered common stock to an individual as an inducement for a $200,000, 10%, short term loan due January 31, 2008. Interest is payable in cash or shares, at the Company’s option, with principal and interest payable at maturity.

NOTE I – NOTES PAYABLE-OTHER

Notes Payable-Other	October 31, 2007	April 30, 2007
6% Bridge Loan, due October 19, 2007 (extended to January 31, 2008).	$50,000	$50,000
Non-interest Demand Loan	225,000	40,000
10% Bridge Notes, due September 21, 2007 (extended to December 31, 2007).	275,000	275,000
12% Convertible Notes, due December 19, 2007 (extended to January 18, 2008).	150,000	-
6% Convertible Notes, various due dates from August 24, 2007 (extended to December 31, 2007) to February 23, 2008	1,950,759	775,259
Total	$2,650,759	$1,140,259

NOTE J - LOANS PAYABLE TO RELATED PARTIES

In June 2007, the Company borrowed $20,000 from a Director on a demand basis without interest. As of October 31, 2007, aggregated loans payable to officers and Directors were $222,260.

NOTE K - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through October 31, 2007, the Company incurred losses of $20,483,931. Of these losses, $2,257,552 was incurred during the six months ending October 31, 2007 and $2,057,544 in the six months ending October 31, 2006. As of October 31, 2007, the Company also had a deficit net worth of $3,015,065. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2007 TO THE THREE MONTHS ENDED OCTOBER 31, 2006

For the three months ended October 31, 2007 and 2006, we have generated limited, but increasing, sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations during the remainder of fiscal 2008 and in the upcoming fiscal year.

REVENUES

Revenues totaled $297,303 during the three months ended October 31, 2007 as compared to $219,555 during the three months ended October 31, 2006. Current period revenue was comprised of $97,212 in lease revenue, $152,981 in interest income from RISC loans, $3,850 in PPF Program fees and $43,260 in other income. Prior period revenue was comprised of $166,559 in lease revenue, $50,300 in private label and PPF Program fees, and $2,696 in other income.

COSTS AND EXPENSES

General and administrative expenses were $1,206,382 during the three months ended October 31, 2007, compared to $1,324,556 during the three months ended October 31, 2006, a decrease of $118,174, or 8.9%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $432,173; Accounting, audit and professional fees, $154,188; Consulting fees, $264,455; Rent and utilities, $71,533, Travel and entertainment, $14,401 and stock based compensation $86,834. Expenses incurred during the comparative three month period in 2006 consisted primarily of the following expenses: Compensation and related costs, $414,505; Accounting, audit and professional fees, $195,785; Consulting fees, $55,027; Rent and utilities, $74,634; Travel and entertainment, $22,448 and stock based compensation $309,409..

We incurred a non-cash charge of $66,533 during the three months ended October 31, 2007 related to options and shares of common stock and common stock options issued for consulting fees and services. The comparable non-cash charges for the three months ended October 31, 2006 was $309,409. During three months ending October 31, 2006, we had also recorded non-cash charge of $333,470 related to the increase in value of warrants issued with registration rights. There was a nominal income of $174 in the three months ended October 31, 2007.

NET LOSS

We incurred a net loss before preferred dividends of $1,195,053 for our three months ended October 31, 2007 as compared to $1,623,165 for the corresponding interim period in 2006. The $428,112 or 26% decrease in our net loss before preferred dividends for our three month interim period ended October 31, 2007 was attributable primarily to an increase in revenue, a decrease in general and administrative expenses and no charge for warrant liability in the current quarter.

We also incurred non-cash preferred dividend expense of $18,100 for our three month period ended October 31, 2007, with an expense of $29,936 in the corresponding interim period of 2006. The decrease in preferred dividend expense was attributable to the conversion of preferred stock to common stock.

Our net loss attributable to common stockholders decreased to $1,213,153 for our three month period ended October 31, 2007 as compared to $1,653,101 for the corresponding period in 2006. The $439,948 decrease in net loss attributable to common stockholders for our three month period ended October 31, 2007 was due to the decrease in net loss of $428,112 and the decrease in preferred dividends of $11,836.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2007 TO THE SIX MONTHS ENDED OCTOBER 31, 2006

For the six months ended October 31, 2007 and 2006, we have generated limited, but increasing, sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations during the remainder of fiscal 2007 and in the upcoming fiscal year.

REVENUES

Revenues totaled $581,300 during the six months ended October 31, 2007 as compared to $411,197 during the six months ended October 31, 2006. Current period revenue was comprised of $202,342 in lease revenue, $291,945 in interest income from RISC loans, $19,700 in private label fees and Preferred Provider Program and $67,313 in other income. Prior period revenue was comprised of $332,574 in lease revenue, $60,500 in private label and Preferred Provider Program fees and $18,125 in other income.

COSTS AND EXPENSES

General and administrative expenses were $2,303,086 during the six months ended October 31, 2007, compared to $2,491,337 during the six months ended October 31, 2006, a decrease of $188,251, or 7.6%. Expenses incurred during the current six month period consisted primarily of the following expenses: Compensation and related costs, $933,486; Accounting, audit and professional fees,$161,592; Consulting fees, $344,701; Rent and utilities, $145,947, Travel and entertainment, $38,598 and stock based compensation $273,151. Expenses incurred during the comparative six month period in 2006 consisted primarily of the following expenses: Compensation and related costs, $853,899; Accounting, audit and professional fees, $330,425; Consulting fees, $160,442; Rent and utilities, $160,978; Travel and entertainment, $62,038 and stock based compensation, $526,450.

During six months ending October 31, 2006, we recorded non-cash income of $299,474 related to the decrease in value of warrants issued with registration rights. A $174 non-cash income was recognized during the six months ended October 31, 2007. We incurred a non-cash charge of $273,151 during the six months ended October 31, 2007 related to options and shares of common stock issued for consulting fees and services. For the six months ended October 31, 2006, we incurred a non-cash charge of $526,450 related to options and shares of common stock issued for consulting fees, services and financing cost.

NET LOSS

We incurred a net loss before preferred dividends of $2,257,552 for our six months ended October 31, 2007 as compared to $2,057,544 for the corresponding interim period in 2006. The $200,008 or 9.7% increase in our net loss before preferred dividends for our six month interim period ended October 31, 2007 was attributable to a $140,103 , 31.8%, increase in revenue, a decrease in non-cash financing costs, and no non-cash income.

We also incurred non-cash preferred dividend expense of $22,713 for our six month period ended October 31, 2007 as compared with a non-cash expense of $59,873 in the corresponding interim period of 2006. The decrease in preferred dividend expense was attributable to the conversion of preferred shares to common stock.

Our net loss attributable to common stockholders increased to $2,280,265 for our six month period ended October 31, 2007 as compared to $2,117,417 for the corresponding period in 2006. The $162,848 increase in net loss attributable to common stockholders for our six month period ended October 31, 2007 was due to the increase in net loss and the decrease in preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2007, we had a deficit net worth of $3,015,065. We generated a deficit in cash flow from operations of $1,586,240 for the six months ended October 31, 2007. This deficit is primarily attributable to our net loss from operations of $2,257,552, partially offset by depreciation and amortization of $150,826, other non-cash charges totaling $838,956 and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses decreased by $141,436, other receivables increases $78,667 and prepaid expenses decreased by $27,137.

Cash flows used in investing activities for the six months ended October 31, 2007 was $1,509,392, primarily due to the purchase of RISC contracts of $1,121,527 and payments for motorcycles and vehicles of $387,865.

We met our cash requirements during the six month period through proceeds of convertible notes of $1,175,500, proceeds of notes payable $335,000 and loans payable to officers $20,000 and debt financing of $2,571,812, offset with payments of $1,015,173. Additionally, we have received limited revenues from leasing and financing motorcycles and other vehicles, fees from our municipal lease program, and from our Preferred Provider Program.

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

We estimate that we will need to raise approximately $2,000,000 in additional funds to fully implement our business plan during the next twelve months and for our general operating expenses. As of the date of this filing, we have do not have sufficient operating capital to continue our planned business operations for the next twelve months and for our general operating expenses. The Company obtained a senior credit facility in July 2005, which has been subsequently renewed. This facility allowed us to commence and continue our financing activities. However this facility finances only three of the five credit tiers of our business model, thus we need to obtain additional credit facilities to fully implement our business plan. We are presently seeking those additional credit facilities and long term debt. This additional, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources to finance our general operating expenses and our growth, on terms acceptable to us, this would have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development to a more limited scale.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our April 30, 2007 and 2006 financial statements included in our Annual Report states that our historical losses and the lack of revenues raise substantial doubts about our ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

NUMBER OF EMPLOYEES

At October 31, 2007, we had 19 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

WEBSITE DEVELOPMENT COSTS

We have incurred costs to develop a proprietary web-based private label financing program for processing including web access, processing credit applications, consumer contracts and other related documents and processes. The Company has elected to recognize the costs of developing its website and related intellectual property the website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website is included in cost of net revenues in the current period expenses.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September and October 2006, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to four accredited investors bridge notes in the aggregate amount of $275,000. Three 45-day bridge notes aggregating $175,000 and one 90-day $100,000 note were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provide that 100,000 shares of the Company's unregistered common stock are to be issued for each $100,000 of notes purchased, or any pro rated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days, and, in the event of extension, the lender would be entitled to an additional equity equal to 60% of the equity kicker shares. The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to December 30, 2006, with simple interest rate of 10%, and additional equity of in the aggregate amount of 165,000 unregistered shares of common stock to be issued. In the event of default on repayment, for each uncured month, as penalty, the equity kicker and the additional equity to be issued to the lenders are to be increased by 50%, on a pro rata basis, and during default period, interest is to be at the rate of 20%. The repayment, in the event of default, of the notes is to be collateralized by certain security interest as per the terms of the agreement. As of October 31, 2007, the notes remain unpaid. In October 2007, a total of 2,690,000 restricted shares of common stock were issued as equity kicker on the original note, as additional equity kicker shares for the extension, and as additional shares during the unpaid period,.

During the three months ended October 31, 2007 in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to nineteen accredited investors six month unsecured notes in the aggregate amount of $683,000. The notes bear interest at the simple interest rate of 6% per year. At the Company’s option, the notes are convertible into shares of common stock at prices ranging from $0.028 to $0.046 per share. The notes mature in six months from the issuance on various dates through April 22, 2008.

 During the three months ended October 31, 2007, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company granted options to purchase an aggregate of 150,000 shares of common stock to two employees. The options are exercisable for a period of ten years, subject to vesting condition, at $0.10 per share.

On May 30, 2007, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company issued 1,100,000 shares of unregistered common stock pursuant to a three month consulting agreement entered into in April 2007, as amended in August 2007.

On July 24, 2007, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company entered into a three month consulting agreement with a consultant pursuant to which the Company issued five year warrants to purchase 1,000,000 shares of unregistered common stock at $0.05 per share. The Company is to issue additional five year warrants to purchase 1,000,000 shares of unregistered common stock at $0.10 and $0.15 per share respectively on each of the four and eight month anniversary dates of the agreement.

In September 2007, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company entered into a $150,000 loan agreement with an accredited individual pursuant to which the Company issued a $150,000 convertible debenture due December 19, 2007, and 400,000 common stock purchase warrants. Additionally, in connection with said loan agreement, the Company issued the individual 100,000 shares of unregistered common stock. The debentures bear interest at the rate of 12% per year compounded monthly and are convertible into shares of the Company's common stock at $0.0504 per share. The warrants may be exercised on a cashless basis and are exercisable until September 19, 2007 at $0.05 per share. In the event the debentures are not timely repaid, the Company is to issue 100,000 shares of unregistered common stock for each thirty day period the debentures remain outstanding. The note was subsequently extended to January 18, 2008.

On October 2, 2007, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company entered into a consulting agreement with a consultant pursuant to which the Company issued five year warrants to purchase 375,000 shares of unregistered common stock at $0.05 per share.

On November 19, 2007, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to an accredited investor, a short term note in the aggregate amount of $20,000 due December 3, 2007. The note bears interest at the rate of 10% per year. The Company issued 10,000 shares of unregistered common stock as an inducement for the loan. The note was subsequently extended to December 31, 2007.

On November 26, 2007, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to an accredited investor, a short term note in the aggregate amount of $25,000 due December 10, 2007. The note bears interest at the rate of 10% per year. The Company is to issue 12,500 shares of unregistered common stock as an inducement for the loan. The note was subsequently extended to December 31, 2007.

On December 5, 2007, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to an accredited investor, a six month unsecured note in the aggregate amount of $25,000. The note bears 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at a price of $0.03 per share. The note will mature in six months on June 6, 2008.

On December 12, 2007, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to an accredited investor, a short term note in the aggregate amount of $200,000 due January 31, 2008. The note bears interest at the rate of 10% per year. Interest is payable in cash or shares, at the lender’s option, with principal and accrued interest payable at maturity. The Company is to issue 133,333 shares of unregistered common stock to the lender as an inducement for the loan. On a pro rata basis, the Company is to issue the lender 100,000 shares of the Company’s unregistered common stock for every 30 day period that the principal balance and any accrued interest of note remains outstanding after the maturity date.

ITEM 6.  EXHIBITS.

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 10.1*	Form of Convertible Debenture

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
__________
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

Date: December 21, 2007	By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: December 21, 2007	By:	/s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer