Form 10QSB
period 2008-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2008-03-24
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

As of March 14, 2008, we had 129,858,657 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SPARTA COMMERCIAL SERVICES, INC.
FORM 10-QSB
FOR THE QUARTER ENDED JANUARY 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2008	April 30, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$1,248	$22,032
RISC loan receivables, net of reserve of $100,547 and $59,338, respectively (NOTE D)	3,523,300	2,492,819
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $309,165and $ 221,800 respectively, and loss reserve of $34,431 and $ 26,059, respectively (NOTE B)	1,188,677	1,088,686
Interest receivable	46,858	25,832
Accounts receivable	84,871
Prepaid expenses and other assets	0	27,137
Inventory (NOTE C)	63,411	20,784
Property and equipment, net of accumulated depreciation and amortization of $125,488 and $97,047, respectively (NOTE E)	65,759	94,200
Restricted cash	397,547	284,943
Deposits	50,692	50,692
Total assets	$5,422,362	$4,107,125

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	1,190,926	$1,219,067
Accrued equity based compensation (NOTE G)	0	40,310
Accrued equity based penalties	2,178	2,380
Notes payable-Senior Lender (NOTE F)	4,440,810	2,985,207
Convertible Notes Payable (NOTE I)	1,975,759	775,259
Notes payable-Other (NOTE I)	1,130,000	365,000
Loans payable-related parties (NOTE J)	242,260	202,260
Deferred revenue	26,467	46,765
Total liabilities	9,008,400	5,636,248

Deficiency in Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 825 and 19,795 shares issued and outstanding, respectively	82,500	1,979,500
Common stock, $.001 par value; 340,000,000 shares authorized, 128,056,157 and 123,216,157 shares issued and outstanding, respectively	128,056	123,216
Common stock to be issued, 12,272,730, and 0, respectively	12,273	-
Additional paid-in-capital	17,473,613	14,595,827
Deferred compensation	0	(24,000)
Accumulated deficit	(21,282,480)	(18,203,666)
Total deficiency in stockholders' equity	(3,586,038)	(1,529,123)
Total Liabilities and deficiency in stockholders’ equity	$5,422,362	$4,107,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2008 AND 2007
(UNAUDITED)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2008	2007	2008	2007

Revenue	$288,605	$214,642	$865,532	$625,839

Operating expenses:
General and administrative	683,698	913,876	2,950,249	3,405,213
Depreciation and amortization	67,930	93,693	218,756	250,303

Total operating expenses	751,628	1,007,569	3,169,005	3,655,516

Loss from operations	(463,023)	(792,927)	(2,303,473)	(3,029,677)

Other expense:
Interest expense and financing cost, net	(335,207)	(139,649)	(749,521)	(259,917)
Change in value of warrant liabilities	202	189	202	299,663

Net loss	(798,028)	(932,387)	(3,052,792)	(2,989,931)

Preferred dividend	16,797	29,937	26,022	89,810

Net loss attributed to common stockholders	$(814,825)	$(962,324)	$(3,078,814)	$(3,079,741)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted loss per share attributed to
common stockholders	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding	127,361,318	123,213,646	125,378,693	121,971,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended
	January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,052,792)	$(2,989,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,682	250,303
Allowance for loss reserve	49,581	86,861
Amortization of deferred revenue	(11,550)	(9,167)
Amortization of deferred compensation	24,000	301,500
Equity based compensation	384,471	376,744
Stock based finance cost	407,459	54,948
Forgiveness of dividends payable	205,968	0
Change in fair value of penalty warrant and warrant liability	0	(299,663)
Changes in operating assets and liabilities:
(Increase) decrease in:
Lease payments receivable	0	(1,792,942)
Other receivables	(21,026)	0
Prepaid expenses and other assets	(41,145)	43,961
Loan proceeds receivable	0	389,998
Restricted cash	(112,604)	(122,874)
Deposits	0	(1,850)
Increase (decrease) in:
Accounts payable and accrued expenses	(111,265)	684,645
Deferred revenue	(8,748)	510,340
Accrued registration penalty	0	(13,285)
Net cash used in operating activities	(2,167,968)	(2,530,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for motorcycles and other vehicles	(199,604)	(847,590)
Purchase of RISC contracts	(1,114,317)	0
Purchases of property and equipment	0	(14,734)
Net cash used by investing activities	(1,313,920)	(862,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes from banks	2,854,370	1,918,605
Payments on notes from banks	(1,398,767)	(440,653)
Proceeds from convertible notes	1,200,500	525,259
Proceeds from other notes	765,000	275,000
Loan proceeds from other related parties	40,000	157,260
Exercise of warrants	0	125,000
Net cash provided in financing activities	3,461,102	2,560,489
Net (decrease) increase in cash	(20,785)	(832,247)
Cash and cash equivalents, beginning of period	$22,032	$856,382
Cash and cash equivalents, end of period	$1,247	$24,135

Cash paid for:
Interest	$452,840	$129,487
Income Taxes	$6,715	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2008 and for the three and nine month periods ended January 31, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2007 as disclosed in the Company's 10-KSB for that year as filed with the SEC.

During the quarter ended October 31, 2007, the Company elected to change the presentation of its balance sheets to more properly present its assets and liabilities in a manner similar to that of other public finance companies. This change only removed the classification of assets as current or long term and now reflects all assets as assets. No changes were made to the liability or equity sections of the balance sheet.

The results of the three and nine months ended January 31, 2008 are not necessarily indicative of the results to be expected for the full year ending April 30, 2008.

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
JANUARY 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

The Company purchases Retail Installment Sales Contracts (“RISC”) from motorcycle dealers. The RISCs are secured by liens on the titles to the vehicles. The RISCs are accounted for as loans. Upon purchase, the RISCs appear on the Company’s balance sheet as RISC loan receivable.. Interest income on these loans is recognized when it is earned.

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

The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the third quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is being recognized in non-cash compensation, which is included in stock-based compensation expense, on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair value. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, compensation cost was recorded only if the market price of the underlying stock on the grant date exceeded the exercise price. As permitted by SFAS 123, the Company elected the disclosure only requirements of SFAS 123. The fair-value based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

The following tables illustrates the effect that adoption of SFAS No. 123(R) had on the Company's nine months ended January 31, 2008 results and cash flows as well as the parameters used in the valuation of options granted in the first nine months ended January 31, 2008.

	Under Pre-SFAS No.123 (R) Accounting	SFAS No. 123(R) Impact	Actual Nine Months Ended January 31, 2008
Earnings before taxes	$(2,850,481)	$(202,311)	$(3,052,792)
Net Earnings	(2,850,481)	$(202,311)	$(3,052,792)

Net Earnings
Basic EPS	$(0.02)	$-	$(0.02)
Diluted EPS	(0.02)	-	(0.02)

Cash Flows
Operating Activities	$(2,167,968)	$-	$(2,167,968)
Financing Activities	$3,461,102	-	3,461,102

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.01 and $0.01 for the three months ended January 31, 2008 and 2007, respectively, and $0.02 and $0.03 for the nine months ended January 31, 2008 and 2007, respectively. At January 31, 2008 and 2007, 25,293,361 and 31,028,051 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated financial position, results of operations and cash flows.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

Reclassification

Certain reclassifications have been made to conform prior periods' data with the current presentation. These reclassifications had no effect on reported losses.

NOTE B - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at January 31, 2008 and April 30, 2007 consist of the following:

	January 31, 2008	April 30, 2007
Motorcycles and other vehicles	$1,532,272	$1,336,545
Less: accumulated depreciation	(309,165)	(221,800)
Motorcycles and other vehicles, net of accumulated depreciation	1,223,107	1,114,745
Less: estimated reserve for residual values	(34,431)	(26,059)
Motorcycles and other vehicles under operating leases, net	$1,188,676	$1,088,686

Depreciation expense for vehicles for the three and nine months ended January 31, 2008 was $59,515 and $190,315, respectively, depreciation expense for property and equipment for the three and nine months ended January 31, 2008 was $8,415 and $28,441 respectively. Depreciation expense for vehicles for the three and nine months ended January 31, 2007 was $82,693 and $217,715, respectively, depreciation expense for property and equipment for the three and nine months ended January 31, 2007 was $10,999 and $32,588, respectively.

NOTE C - INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At January 31, 2008, the Company had repossessed vehicles of value $63,411, which will be resold.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

NOTE D - RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $3,623,846 and $2,552,157 at January 31, 2008 and April 30, 2007, respectively. The following is a schedule by years of future principal payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note E. Included in RISC loans receivable are $6,725 of net deficiency receivables.

12 Months Ending January 31,	Amount
2009	$709,364
2010	819,042
2011	936,398
2012	854,097
2013	304,944
$3,623,846
Less: allowance for doubtful receivables	(100,547)
Net receivables	$3,523,299

As of April 30, 2007 RISC loan receivables net of allowance was $2,492,819.

NOTE E - PROPERTY AND EQUIPMENT

Major classes of property and equipment at January 31, 2008 and April 30, 2007 consist of the followings:

	January 31, 2008	April 30, 2007
Computer equipment, software and furniture	$191,247	$191,247
Less: accumulated depreciation and amortization	(125,488)	(97,047)
Net property and equipment	$65,759	$94,200

Depreciation and amortization expense was $8,415 and $28,441 for the three and nine months ended January 31, 2008, respectively. Depreciation and amortization expense was $10,999 and $32,588 for the three and nine months ended January 31, 2007, respectively.

NOTE F - NOTES PAYABLE TO SENIOR LENDER

The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at January 31, 2008 is 10.16%.

At January 31, 2008, the notes payable mature as follows:

12 Months Ending
January 31,	Amount
2009	$1,061,084
2010	1,262,576
2011	921,088
2012	862,299
2013	333,763
Total	$4,440,810

During the nine month period ended January 31, 2008, the Company repaid $1,398,767.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

NOTE G - EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share and $100 stated value per share, of which 35,850 shares have been designated as Series A convertible preferred stock, and 340,000,000 shares of common stock with $0.001 par value per share. The Company has issued and outstanding 825 and 19,795 shares of preferred stock issued and outstanding as of January 31, 2008 and April 30, 2007, respectively.  The Company has 128,056,157 and 123,216,157 shares of common stock issued and outstanding as of January 31, 2008 and April 30, 2007, respectively.

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

On July 20, 2007, one shareholder holding 16,745 shares of preferred stock converted those shares into 10,733,974 shares of common stock and forgave $205,968 in accumulated but unpaid dividends on the preferred shares. On January 31, 2008, three shareholders holding 2,225 shares of preferred stock converted those shares into 1,426,230 shares of common stock The 12,160,204, shares of common stock issuable upon conversion of the preferred shares had not been physically issued as of January 31, 2008. These unissued shares are not included in the outstanding shares. The forgiven dividends were recognized as additional paid-in capital in the quarter ended July 31, 2007.

Common Stock

In July 2007, the Company entered into a three month consulting agreement with a consulting firm pursuant to which the Company issued five year warrants to purchase 1,000,000 shares of unregistered common stock at $0.05 per share. The agreement had called for the issuance of additional warrants on a performance basis, however the agreement was cancelled with no further issuance of warrants required.

In August 2007, the Company amended an April, 2007 agreement with a consultant and entered into a new three month consulting agreement with the consultant which agreement calls for cash payments by the Company of $3,000, which has been paid, and 1,100,000 shares of unregistered common stock (which was issued in May 2007 in conjunction with the April 2007 agreement) based upon the consultants performance under the agreement.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

NOTE G - EQUITY TRANSACTIONS (continued)

During the nine months ended January 31, 2008, the Company granted options to purchase an aggregate of 1,170,000 shares of common stock to thirteen employees. However, four employees left during the three months ended July 31, 2007 and two employees left during the three months ended January 31, 2008. The vested and unvested options have been valued at $47,140 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 161%; (3) risk-free interest rate of 2.75%, vest over a 48 month period and expire if unexercised in ten years.

In September and October 2006, the Company sold to four accredited investors bridge notes in the aggregate amount of $275,000. Three 45-day bridge notes aggregating $175,000 and one 90-day $100,000 note were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provide that 100,000 shares of the Company's unregistered common stock are to be issued for each $100,000 of notes purchased, or any pro rated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days, and, in the event of extension, the lender would be entitled to an additional equity equal to 60% of the equity kicker shares. The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to December 30, 2006, with simple interest rate of 10%, and additional equity of in the aggregate amount of 165,000 unregistered shares of common stock were issued. In the event of default on repayment, for each uncured month, as penalty, the equity kicker and the additional equity to be issued to the lenders are to be increased by 50%, on a pro rata basis, and during default period, interest is to be at the rate of 20%. The repayment, in the event of default, of the notes is to be collateralized by certain security interest as per the terms of the agreement. As of January 31, 2008, the notes remain unpaid. In October 2007, a total of 2,690,000 restricted shares of common stock were issued as equity kicker on the original note, as additional equity kicker shares for the extension, and as additional shares during the unpaid period. In January 2008, an additional 440,000 restricted shares of common stock were issued for the months of November and December 2007 as the loans remained unpaid. The notes were subsequently extended to May 1, 2008.

On September 19, 2007, the Company sold to one accredited investor for the purchase price of $150,000 securities consisting of a $150,000 convertible debenture due December 19, 2007, 100,000 shares of unregistered common stock, and 400,000 common stock purchase warrants. The debentures bear interest at the rate of 12% per year compounded monthly and are convertible into shares of the Company's common stock at $0.0504 per share. The warrants may be exercised on a cashless basis and are exercisable until September 19, 2007 at $0.05 per share. In the event the debentures are not timely repaid, the Company is to issue 100,000 shares of unregistered common stock for each thirty day period the debentures remain outstanding. 200,000 shares of restricted common stock were issued in February 2008 as the debenture remained unpaid in December 2007 and January 2008. The note was subsequently extended to April 15, 2008.

In October 2007, the Company entered into a consulting agreement for financial advisory services with an individual pursuant to which the Company issued five year warrants to purchase 375,000 shares of unregistered common stock at $0.05 per share.

On November 19, 2007, the Company sold to an accredited investor, a short term note in the amount of $20,000 due December 3, 2007. The note bears interest at the rate of 10% per year. The Company issued 10,000 shares of unregistered common stock as an inducement for the loan. The note was subsequently extended to May 1, 2008.

On November 26, 2007, the Company sold to an accredited investor, a short term note in the amount of $25,000 due December 10, 2007. The note bears interest at the rate of 10% per year. The Company is to issue 12,500 shares of unregistered common stock as an inducement for the loan. The note was subsequently extended to May 1, 2008. $5,000 was repaid in January 2008 and $5,000 was repaid in February 2008.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

NOTE G - EQUITY TRANSACTIONS (continued)

On December 5, 2007, the Company sold to an accredited investor, a six month unsecured note in the amount of $25,000. The note bears 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at a price of $0.03 per share. The note will mature on June 6, 2008.

On December 12, 2007, the Company sold to an accredited investor, a short term note in the amount of $200,000 due January 31, 2008. The note was subsequently extended to May 1, 2008. The note bears interest at the rate of 10% per year. Interest is payable in cash or shares, at the lender’s option, with principal and accrued interest payable at maturity. The Company is to issue 100,000 shares of unregistered common stock to the lender as an inducement for the loan. On a pro rata basis, the Company is to issue the lender 100,000 shares of the Company’s unregistered common stock for every 30 day period that the principal balance and any accrued interest of note remains outstanding after the maturity date.

On January 7, 2008, the Company issued 500,000 shares of its restricted common stock to an individual in consideration for consulting services.

On January 31, 2008, the Company issued five year warrants to purchase 1,632,833 shares of its restricted common stock at a price of $0.0438 per share to a corporation pursuant to a placement agency agreement.

During the three months ended January 31, 2008 and 2007, the Company expensed $235,877 and $176,814, respectively in non-cash charges related to stock and option compensation expense. During the nine months ended January 31, 2008 and 2007, the Company expensed $681,151 and $703,264, respectively, in non-cash charges related to stock and option compensation expense.

NOTE H - SUBSEQUENT EVENTS

On February 4, 2008, the Company issued 75,000 shares of its restricted common stock to an individual in consideration of a $25,000 loan to the Company. In February 2008, this loan was converted into a six month, 6% convertible note due August 4, 2008. At the Company’s option, the notes are convertible into shares of common stock at $0.0336 per share.

On February 5, 2008, the Company issued 75,000 shares of its restricted common stock to another individual in consideration of a $25,000 loan to the Company. In February 2008, this loan was converted into a six month, 6% convertible note due August 5, 2008. At the Company’s option, the notes are convertible into shares of common stock at $0.0336 per share.

On February 14, 2008, the Company, pursuant to a consulting agreement, issued to the consultant 1,000,000 shares of restricted common stock. The consulting agreement, unless cancelled, requires the Company to issue up to 4,000,000 additional shares of restricted common stock to the consultant, in tranches of 1,000,000 shares each, on the three, six, nine and twelve month anniversary dates of the agreement.

In February and March 2008, the Company sold to seven accredited investors, six month unsecured notes in the aggregate amount of $290,000. The notes bear 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices of $0.0336 to $0.0816 to per share. The notes will mature in six months from the respective issuances on various dates through September 14, 2008.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

NOTE I - NOTES PAYABLE OTHERS

Notes Payable-Other	January 31, 2008	April 30, 2007
6% Bridge Loan, due October 19, 2007	$50,000	$50,000
6% Bridge Loan due July 7, 2008	25,000	0
10% Bridge Loans due various dates from December 3 to January 31, 2008	240,000	0
Non-interest Demand Loan	390,000	40,000
10% Bridge Notes, due September 21, 2007	275,000	275,000
12% Convertible Notes, due April 15, 2008	150,000	-
6% Convertible Notes, various due dates from August 24, 2007 to June 6, 2008	1,975,759	775,259
Total	$3,105,759	$1,140,259

NOTE J - LOANS PAYABLE TO RELATED PARTIES

In November 2007, the Company borrowed $20,000 from a Director on a demand basis without interest. As of January 31, 2008, aggregated loans payable to officers and Directors were $242,260.

NOTE K - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through January 31, 2008, the Company incurred losses of $21,282,480. Of these losses, $3,052,792 was incurred during the nine months ending January 31, 2008 and $2,989,931 in the nine months ending January 31, 2007. As of January 31, 2008, the Company also had a deficit net worth of $3,586,038. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2008
TO THE THREE MONTHS ENDED JANUARY 31, 2007

For the three months ended January 31, 2008 and 2007, we have generated limited, but increasing, sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations during the remainder of fiscal 2008 and in the upcoming fiscal year.

REVENUES

Revenues totaled $288,605 during the three months ended January 31, 2008 as compared to $214,642 during the three months ended January 31, 2007. Current period revenue was comprised of $253,998 in lease and loan revenue, $3,850 in Private Label and Preferred Provider Program fees and $30,759 in other income. Prior period revenue was comprised primarily of $197,826 in lease and loan revenue and $10,001 in other income.

COSTS AND EXPENSES

General and administrative expenses were $683,698 during the three months ended January 31, 2008, compared to $913,876 during the three months ended January 31, 2007, a decrease of $230,178, or 25.2%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $385,540; Accounting, audit and professional fees, $44,410 Consulting fees, $34,348; Rent and utilities, $66,670, Travel and entertainment, $14,600 and stock based compensation $69,702. Expenses incurred during the comparative three month period in 2007 consisted primarily of the following expenses: Compensation and related costs, $453,095; Accounting, audit and professional fees, $49,982; Consulting fees, $70,979; Rent, $66,849; and Travel and entertainment, $46,146

We incurred non-cash charges of $236,598 during the three months ended January 31, 2008, of which $69,703 is related to options and shares of common stock issued to employees and $1,166,895 is related to shares and warrants for financing cost. We incurred non-cash charges of $224,813 during the three months ended January 31, 2007, of which $169,169 is related to options and shares of common stock issued for consulting fees and services and $55,644 is related to shares and warrants for financing cost.

NET LOSS

We incurred a net loss before preferred dividends of $798,028 for our three months ended January 31, 2008 as compared to $932,387 for the corresponding interim period in 2007. The $134,359 or 14.4% decrease in our net loss before preferred dividends for our three month interim period ended January 31, 2008 was attributable primarily to a 34% increase in revenue and a 25% decrease in operating expenses partially off set by a 140% increase in interest expense and financing costs. We also incurred non-cash preferred dividend expense of $16,797for our three month period ended January 31, 2008, compared with an expense of $29,937 in the corresponding interim period of 2007.

Our net loss after dividends attributable to common stockholders decreased to $814,825 for our three month period ended January 31, 2008 as compared to $962,324 for the corresponding period in 2007. The $147,499 decrease in net loss attributable to common stockholders for our three month period ended January 31, 2008 was due to the $73,963 increase in revenuers and the $255,941 decrease in operating expenses, the $195,558 increase in interest expenses and financing costs and the $13,140 decrease in preferred dividend..

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2008
TO THE NINE MONTHS ENDED JANUARY 31, 2007

For the nine months ended January 31, 2008 and 2007, we have generated limited, but increasing, sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations during the remainder of fiscal 2008 and in the upcoming fiscal year.

REVENUES

Revenues totaled $865,532 during the nine months ended January 31, 2008 as compared to $625,839 during the nine months ended January 31, 2007. Current period revenue was comprised primarily of $749,292 in lease and loan revenue, $23,550 in Preferred Provider Program fees, $33,370 in Municipal Lease origination fees and $59,320 in other income. Prior period revenue was comprised primarily of $530,400 in lease and loan revenue, $61,317 in private label fees and Preferred Provider Program, and $28,126 in other income.

COSTS AND EXPENSES

General and administrative expenses were $2,950,249 during the nine months ended January 31, 2008, compared to $3,405,213 during the nine months ended January 31, 2007, a decrease of $454,964, or 13.4%. Expenses incurred during the current nine month period consisted primarily of the following expenses: Compensation and related costs, $1,319,027; Accounting, audit and professional fees,$206,003; Consulting fees, $300,897; Rent and utilities, $212,617 Travel and entertainment, $53,198 and stock based compensation $384,470. Expenses incurred during the comparative nine month period in 2007 consisted primarily of the following expenses: Compensation and related costs, $1,306,994; Accounting, audit and professional fees, $380,407; Consulting fees, $231,421 Rent and utilities, $227,827,; and Travel and entertainment, $108,184 and stock based compensation $703,264.

For the nine months ended January 31, 2008, we had expensed non-cash costs of $297,401 related to shares and warrants granted in connection with debt financing, $217,311 in stock and options issued to employees and $167,160 in stock and warrants issued to consultants. During nine months ending January 31, 2007, we recorded non-cash income of $299,663 related to the decrease in value of warrants issued with registration rights and other expenses. We incurred a non-cash charge of $831,658 during the nine months ended January 31, 2007 related to options and shares of common stock issued for consulting fees, services and financing cost.

NET LOSS

We incurred a net loss before preferred dividends of $3,052,792 for our nine months ended January 31, 2008 as compared to $ 2,989,931 for the corresponding interim period in 2007. The $62,861 or 2% increase in our net loss before preferred dividends for our nine month interim period ended January 31, 2008 was attributable to an increase in revenue, a decrease in operating expenses and non-cash financing costs, an increase in interest expense and financing costs, and the $299,461 decrease in the change in the value of warrant liabilities.

We also incurred non-cash preferred dividend expense of $26,022 for our nine month period ended January 31, 2008 as compared with a non-cash expense of $89,810 in the corresponding interim period of 2007. The decrease in preferred dividend expense was primarily attributable to the conversion of preferred shares to common stock during the nine month period ended January 31, 2008.

Our net loss attributable to common stockholders of $3,078,814 for our nine month period ended January 31, 2008 was essentially the same as compared to $3,079,741 for the corresponding period in 2007. This is because the $582,753 year to year decrease in operating loss and the $63,802 decrease in preferred dividend were off-set by the $489,604 year to year increase in interest expense and financing costs and the $299,461 decrease in the change in the value of warrant liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2008, we had a deficit net worth of $3,586,038. We generated a deficit in cash flow from operations of $2,167,968 for the nine months ended January 31, 2008. This deficit is primarily attributable to our net loss of $3,052,792, partially offset by depreciation and amortization of $119,682, $439,511 in equity based compensation, $334,225 in stock based finance costs, $224,163 in forgiveness of dividends, and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses decreased by $85,243, and deferred revenue decreased by $8,748,

Cash flows used in investing activities for the nine months ended January 31, 2008 was $1,313,920, primarily due to the purchase of RISC contracts of $1,114,317 and payments for motorcycles and vehicles of $199,604.

We met our cash requirements during the nine month period through net proceeds from bank loans of $1,455,603, proceeds from convertible notes payable of $1,200,500, proceeds from notes payable of $ 765,000 and loans payable to officers of $40,000. Additionally, we have received limited revenues from leasing and financing motorcycles and other vehicles, private label programs and from dealer sign-up fees and municipal lease origination fees.

Management has received verbal and is awaiting receipt of signed agreements, or has received signed agreements from all note holders, referred to in NOTE I in the accompanying financial statements, whose due dates are past due, to extend the due dates of such notes to May 1, 2008.

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

We estimate that we will need approximately $1,800,000 in additional funds to fully implement our business plan during the next twelve months for a credit line reserve and for our general operating expenses. Although we obtained a senior credit facility in July 2005 (renewed in 2006 and 2007), which allowed us to commence and continue our operations, this facility does not allow us to provide financing for other markets we wish to enter. Thus, we will need to obtain additional credit facilities to fully implement our business plan. We are presently seeking those additional credit facilities and long term debt. This additional, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources to finance our growth, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

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

To address these issues, we are negotiating the potential sale of equity securities with investment banking companies to assist us in raising capital. We are also presently in discussions with several institutions about obtaining additional credit facilities.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate incurring significant research and development expenditures during the next twelve months.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We do not anticipate the sale or acquisition of any significant property, plant or equipment during the next twelve months.

NUMBER OF EMPLOYEES

At January 31, 2008, we had 18 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 35% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

WEB SITE DEVELOPMENT COSTS

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

CONTINUED CONTROL OF CURRENT OFFICERS AND DIRECTORS

The present officers and directors own approximately 53.97% of the outstanding shares of common stock, without giving effect to shares underlying convertible securities, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of Sparta, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

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

PART II. OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September and October 2006, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to four accredited investors bridge notes in the aggregate amount of $275,000. Three 45-day bridge notes aggregating $175,000 and one 90-day $100,000 note were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provide that 100,000 shares of the Company's unregistered common stock are to be issued for each $100,000 of notes purchased, or any pro rated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days, and, in the event of extension, the lender would be entitled to an additional equity equal to 60% of the equity kicker shares. The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to December 30, 2006, with simple interest rate of 10%, and additional equity of in the aggregate amount of 165,000 unregistered shares of common stock to be issued. In the event of default on repayment, for each uncured month, as penalty, the equity kicker and the additional equity to be issued to the lenders are to be increased by 50%, on a pro rata basis, and during default period, interest is to be at the rate of 20%. The repayment, in the event of default, of the notes is to be collateralized by certain security interest as per the terms of the agreement. As of January 31, 2008, the notes remain unpaid. In October 2007, a total of 2,690,000 restricted shares of common stock were issued as equity kicker on the original note, as additional equity kicker shares for the extension, and as additional shares during the unpaid period. In January 2008, an additional 440,000 restricted shares of common stock were issued for the quarter as the loans remained unpaid. The notes were subsequently extended to May 1, 2008.

On September 19, 2007, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company entered into a $150,000 loan agreement with an accredited individual pursuant to which the Company issued a $150,000 convertible debenture due December 19, 2007, and 400,000 common stock purchase warrants. Additionally, in connection with said loan agreement, the Company issued the individual 100,000 shares of unregistered common stock. The debentures bear interest at the rate of 12% per year compounded monthly and are convertible into shares of the Company's common stock at $0.0504 per share. The warrants may be exercised on a cashless basis and are exercisable until September 19, 2007 at $0.05 per share. In the event the debentures are not timely repaid, the Company is to issue 100,000 shares of unregistered common stock for each thirty day period the debentures remain outstanding. The note was subsequently extended to April 15, 2008.

On November 19, 2007, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to an accredited investor, a short term note in the amount of $20,000 due December 3, 2007. The note bears interest at the rate of 10% per year. The Company issued 10,000 shares of unregistered common stock as an inducement for the loan. The note was subsequently extended to May 1, 2008.

On November 26, 2007, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to an accredited investor, a short term note in the amount of $25,000 due December 10, 2007. The note was subsequently extended to May 1, 2008. The note bears interest at the rate of 10% per year. The Company is to issue 12,500 shares of unregistered common stock as an inducement for the loan. The note was subsequently extended to December 31, 2007. $5,000 was repaid in January 2008 and $5,000 was repaid in February 2008.

On December 5, 2007, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to an accredited investor, a six month unsecured note in the amount of $25,000. The note bears 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at a price of $0.03 per share. The note will mature on June 6, 2008.

On December 12, 2007, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to an accredited investor, a short term note in the amount of $200,000 due January 31, 2008.  The note was subsequently extended to May 1, 2008. The note bears interest at the rate of 10% per year. Interest is payable in cash or shares, at the lender’s option, with principal and accrued interest payable at maturity. The Company is to issue 133,333 shares of unregistered common stock to the lender as an inducement for the loan. On a pro rata basis, the Company is to issue the lender 100,000 shares of the Company’s unregistered common stock for every 30 day period that the principal balance and any accrued interest of note remains outstanding after the maturity date.

On January 7, 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company issued 500,000 shares of its restricted common stock to an individual in consideration for consulting services.

On January 31, 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company issued five year warrants to purchase 1,632,833 shares of its restricted common stock at a price of $0.0438 per share to a corporation pursuant to a placement agency agreement.

On February 4, 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company issued 75,000 shares of its restricted common stock to an individual in consideration of a $25,000 loan to the Company. In February 2008, this loan was converted into a six month, 6% convertible note due August 4, 2008. At the Company’s option, the notes are convertible into shares of common stock at $0.0336 per share.

On February 5, 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company issued 75,000 shares of its restricted common stock to an individual in consideration of a $25,000 loan to the Company. In February 2008, this loan was converted into a six month, 6% convertible note due August 5, 2008. At the Company’s option, the notes are convertible into shares of common stock at $0.0336 per share.

On February 14, 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company, pursuant to a consulting agreement, issued to the consultant 1,000,000 shares of restricted common stock. The consulting agreement, unless cancelled, requires the Company to issue up to 4,000,000 additional shares of restricted common stock to the consultant, in tranches of 1,000,000 shares each, on the three, six, nine and twelve month anniversary dates of the agreement.

In February and March 2008, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to seven accredited investors, six month unsecured notes in the aggregate amount of $290,000. The notes bear 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices of $0.0336 to $0.0816 to per share. The notes will mature in six months from the respective issuances on various dates through September 14, 2008.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: March 24, 2008	By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: March 24, 2008	By:	/s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer