Form 10KSB
period 2008-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2008-08-14
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008

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
Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year: $1,129,691.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on April 30, 2008 was $7,418,303.

As of July 28, 2008, we had 157,908,075 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

SPARTA COMMERCIAL SERVICES, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Overview

Sparta Commercial Services, Inc. (“Sparta” “we,” “us,” or the “Company”) is a Nevada corporation. We are an independent financial services provider, offering both retail installment sales contract and lease financing to the powersports industry.

Our principal business is to provide financing programs, primarily to purchasers and lessees of new and used motorcycles, scooters, and utility all-terrain vehicles (ATVs) who meet our credit criteria and program parameters. Additionally, we offer fleet leasing to dealers and owners of motorcycle rental fleets and provide, on both a direct and a pass through basis, equipment leasing to municipalities, including, but not limited to, police motorcycles.

We have, and continue to develop, relationships with powersports dealers and manufacturers to provide our financing programs to their customers. We also seek to provide motorcycle, scooter, and all-terrain vehicle manufacturers private label versions of our financing programs for their customers.

Our offices are located at 462 Seventh Avenue, 20th Floor, New York, NY 10018, telephone number: (212) 239-2666. We maintain a website at www.spartacommercial.com.

Our Business

We are a specialized consumer finance company engaged primarily in the origination of leases and the purchase of retail installment sales contracts of new and used motorcycles (550cc and higher), scooters, and 4-stroke ATVs. We believe that the market for consumer finance programs for motorcycles and ATVs is underserved by traditional lenders.

We have and continue to develop relationships with vehicle dealers and manufacturers to provide our financing programs to their customers. We also seek to provide motorcycle, scooter, and all-terrain vehicle manufacturers a private label version of our financing programs for their customers. Additionally, we offer an equipment leasing program to municipalities, including, but not limited to, police motorcycles.

Business Overview

Sparta’s business model has been designed to generate revenue from several sources:

• Retail installment sales contracts and leases;
• Municipal leasing of equipment;
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

Retail Installment Sales Contracts and Leases

Retail Installment Sales Contracts (RISC) - Sparta purchases retail installment sales contracts from both franchised and independent powersports dealers who qualify as Authorized Sparta Dealers and/or as Authorized Private Label Dealers under Sparta’s Private Label Programs. Sparta has developed policies and procedures for credit evaluation, collections, insurance follow up, and asset recovery. Sparta imposes strict credit criteria to determine which retail installment sales contract applications to approve. This credit criterion has been developed to be in compliance with the credit criterion required by our lenders. The dealers understand that if they consummate a credit transaction with a customer on whose application we have given them a conditional approval that Sparta will purchase that contract if it is in full compliance with all terms and conditions of that approval and contained in our dealer agreement.

To insure that Sparta’s Credit Evaluation Process and Collateral Guidelines are consistently applied and that the credit/underwriting decision process provides rapid decisioning to Authorized Sparta Dealers and the Authorized Private Label Dealers, Sparta has developed a point of sale credit application and contract decisioning system. This system is named “iPLUS®” and is structured as an Application Service Provider (“ASP”) and has the capability of providing the dealer with conditional approvals in less than sixty seconds, seven days a week, twenty-four hours a day. This technology provides quick, consistent credit decisions for our dealer network and reduces the number of credit analysts required, thereby, reducing Sparta’s personnel expense. Depending on Sparta’s arrangement with its lending sources, in the case of consumer finance contracts, Sparta may finance its purchase of the contracts by borrowing from a lending source and pledging the retail installment sales contracts as collateral for the loan.

All of the retail installment sale contracts will be secured by qualified, titled motorcycles with 550+cc and higher engines, 4-stroke all-terrain vehicles (ATVs), or select scooters. Customer financing needs are projected to range from approximately $5,000 to $40,000. Contract terms of 24 to 60 months are offered.

Leases - Sparta purchases qualified vehicles for lease to customers of its Authorized Sparta Dealers and/or Authorized Private Label Dealers. While the steps in the leasing process are almost identical to those in the installment sales contract process, the major difference is that when a lease “approval” is transmitted to a dealer, the “approval” describes the terms and conditions under which Sparta will purchase a specific vehicle from the dealer and lease it to the applicant. Unlike a retail installment sales contract which finances a customer’s purchase of a vehicle owned by the customer, the lease contract contains the payment terms and conditions under which Sparta will allow the customer to use (lease) the vehicle, which is owned by Sparta, and also contains a vehicle purchase price option which provides the customer with the right to purchase the vehicle at the lease-end. Depending on Sparta’s arrangement with its lending sources, in the case of leases, Sparta may finance its purchase of leased vehicles by borrowing from a lending source and assigning or pledging the lease and leased vehicle as collateral for the loan. Lease terms range from 24 to 60 months, although most lease terms are either 36 or 60 months. Leases generally have lower monthly payments than retail installment sales contracts because they finance only part of the vehicle with the balance being financed by the lessor. Unlike Retail Installment Sales Contracts, Sparta can and does charge acquisition fees for each of its leases. These fees range from $290 to $490 per lease depending on the amount of the lease.

In July 2006, we announced an agreement for accepting and processing motorcycle credit applications from a Fortune 500 global diversified financial provider. Under the agreement, the company electronically transmits to Sparta loan applications which meet Sparta’s lending/leasing criteria. In May 2008, this agreement was terminated as said company decided to cease doing business in the motorcycle industry.

In May 2006, we entered into a limited Marketing Agreement with netLoan Funding, LLC (“netLoan”). eBay Motors is under an agreement with netLoan whereby eBay Motors customers wishing to finance powersports vehicles are referred to the netLoan web site. Under our agreement with netLoan, these customers are then redirected from the netLoan web site electronically to a co-branded Sparta iPLUS® web site where their credit applications are processed. In April 2008, this agreement was amended and expanded to include referrals from eLoan’s and NADA’s (National Automotive Dealers Association) motorcycle web pages and to include credit applications from these three sources for all motorcycles over 550cc. We pay netLoan a fee for each funded lease or contract processed through this co-branded web site. To date, the value of this program is still under review.

Municipal Leasing of Equipment, including, but not limited to Police Motorcycles

In February 2007, Sparta launched a new Municipal Leasing Program designed expressly to meet the needs of law enforcement agencies throughout the U.S. Sparta estimates that the annual municipal market for new law enforcement motorcycles, alone, exceeds $300 million annually, based upon extensive discussions that the company conducted among Harley-Davidson, Honda, and BMW dealers, with those brands being the most prominent in the municipal environment. Sparta believes that most of these agencies have historically been purchasing these vehicles with few, if any, financing alternatives, therefore, we developed a leasing alternative for governmental organizations to acquire the motorcycles they need, and remain within their budgets at the same time. We have partnered with a wholly owned subsidiary of a state chartered bank which specializes in municipal financing. Under this relationship, the Company originates for this subsidiary and negotiates the leases on behalf of it and the municipality. The Company receives an upfront origination fee and a structured commission for each closed lease.

Private Label Programs for Manufacturers and Distributors

To date, we have entered into four "private label" 5-year financing agreements with the U.S. distributors of major manufacturers of scooters and ATVs. Under these agreements, we allow the manufacturer to put its name on our finance and lease products, and offer such financing facilities to its dealers for their customers. We own the retail installment sales contracts and leases generated under these "private label" programs, and derive revenues from sales of the distributor's product line to the dealer's customers. The private label program also expands our dealer base by the number of dealerships in the distributor's chain, thereby generating additional opportunities to sell our own financial services to these dealers for their customers interested in non-"private label" brand of vehicles.

These four distributors have over 1,200 dealers who, in addition to becoming our Private Label dealers, can sign up to become our Authorized Sparta Dealers, which will enable them to use us as a source for financing their non-private label brand of vehicles.

In May 2007, Sparta announced the launch of a consumer leasing program for Moto Guzzi and Aprilia, the two motorcycle brands distributed by Piaggio Group Americas, Inc. The program will enable all Moto Guzzi and Aprilia dealers to offer Sparta's Flex Lease product to their customers as alternatives to traditional retail installment sales financing. Piaggio Group's US dealer network currently numbers approximately 400, including retailers of Vespa and Piaggio, the two well known brands of scooters also distributed by the Piaggio Group. Among those dealers, more than 180 carry the Moto Guzzi and/or Aprilia brands. Piaggio Group Americas, Inc. is a subsidiary of Piaggio & C. S.p.A., based in Pontedera, Italy.

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

Gap Coverage - Sparta markets its private label gap coverage on a fee basis to customers through dealers. This coverage protects the customer should the vehicle be stolen or wrecked and the holder’s primary insurance is not adequate to cover their payoff to the creditor that holds the lien on or the lease of the vehicle.

Sparta intends to continue to evaluate additional ancillary products and services and believes that it can create additional products and services to meet dealers' needs, creating company brand loyalty in the dealer community and generating other revenue streams.

Revenue From Remarketing Off-Lease And Repossessed Vehicles

Re-leasing to Original Lessees - Management commences its re-leasing efforts as early as eleven months prior to the end of the scheduled lease term. Lessees’ options are expected to include: extending the lease, returning the vehicle to Sparta or buying the vehicle at the buy-out option price established at the beginning of the lease. Sparta’s policy requires lessees who wish to return their vehicles, return the vehicle to the originating dealer. If the lessee has moved, then the vehicle should be returned to the Authorized Sparta Dealer closest to the lessee. If this is impracticable, then Sparta will arrange to have the vehicle transported at the lessee’s expense.

Returned Leased Vehicles - When a vehicle is returned to an Authorized Sparta Dealer at the end of the scheduled lease term, the dealer will inspect it for excessive wear and mileage over maximum levels specified under the lease agreement and prepares it for resale/lease. All Sparta Authorized Dealers and all Authorized Private Label Dealers are contractually bound to charge no more than cost plus ten-percent for repairs and to provide free storage for all consignment vehicles. Thereafter, Sparta plans to consign the vehicle to the originating dealer for sale or re-lease to a new party. Should the dealer decline to take the vehicle on consignment, it will be electronically marketed on the Classified Pages of the Sparta web site. Sparta believes the market for used vehicles is significant, and the opportunity to remarket the same vehicle numerous times is a key selling point with prospective dealerships. Sparta believes that using its dealer network in such a manner will result in a better overall economic return on its portfolio as well as strengthen dealer relationships.

Repossessed Vehicles - All repossessed vehicles are similarly returned to the originating Authorized Sparta Dealer to be reconditioned (if needed) for consignment sale or re-lease in the same manner as returned vehicles.

Second Chance Express - Sparta allows its Authorized Sparta Dealers to offer its inventory of returned or repossessed vehicles not only to customers with approved credit applications but, also to customers with less than prime credit. Applicants with low credit scores are evaluated under Sparta’s Second Chance Express Program. This unique finance/lease product is designed to offer a financing program tailored to this non-prime customer. The program allows Sparta to serve those customers who can offset their credit risk with higher down payments. A key benefit of this program to Sparta is that the minimum down-payment requirement is 20% in order to bring the amount financed in line with the current wholesale value of the vehicle. Under the Second Chance Express Program, Sparta pays its dealers a commission on any Sparta inventory vehicle, held on consignment on their “floor” or offered on the Sparta Classified Web Page, for which they arrange a sale or finance.

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

Credit Evaluation Process and Collateral Guidelines

To insure that Sparta’s Credit Evaluation Process and Collateral Guidelines are consistently applied and that the credit/underwriting decision process provides rapid decisioning to our Authorized Sparta Dealers and our Authorized Private Label Dealers, Sparta has worked closely with a leading provider of interactive credit accessing and decisioning solutions, to develop the iPLUS®point of sale credit application decisioning and contract system.

iPLUS® internet Purchasing Leasing Underwriting Servicing)

Sparta’s retail installment sales contract and leasing programs are delivered through a proprietary, web-based, credit application processing system. This system is named iPLUS® and is structured as an Application Service Provider (“ASP”) and has the capability of providing the dealer with conditional approvals seven days a week, twenty-four hours a day. This system also provides the powersports dealer with system capabilities comparable to those of new car franchises. Sparta believes iPLUS® provides the Authorized Sparta Dealers and Authorized Private Label Dealers with a competitive advantage and increases Sparta’s ability to garner a larger share of the dealer’s business.

Major features of iPLUS® include:

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
• Contract and lease calculator (assists dealer in structuring any approved application.)
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

Sparta has established program guidelines that are an integral function of the iPLUS® decision process. These program guidelines establish and clarify credit criteria such as credit tiers, maximum amount financed, term and rate, dealer rate participation, deal structure, buyer profile, credit bureau parameters, budget parameters, and eligible collateral, including maximum loan-to-value ratios for each of its retail installment sales contracts and lease contracts, depending on the applicant’s credit rating and stability. Sparta has developed its own credit criteria system by using an empirical score card and then assigning its own rating based on Sparta’s experience. This rating is used as the basis to determine the terms and conditions under which an applicant is approved or declined.

Sparta conducts both applicant credit risk and asset evaluation before approving financing. Should the customer seek financing above this threshold, Sparta asks for a down payment from the borrower or lessee to close the gap between selling price and value. The size of the down payment will be a function of the applicant’s credit rating, stability, budget, and the value of the underlying asset.

Collection Procedures

Approving retail installment sales contracts and leases that comply with the policies and procedures established by Sparta is just the first step. A principal factor in the success of Sparta’s business model is its ability to track contract and lease performance.

A third party provides the software Sparta uses to manage its assets, customer base, collections, insurance, and accounting systems. Using a variety of basic and customized reports generated by this software, Sparta monitors its customers’ compliance with their obligations under retail installment sales contracts or lease agreements. These reports are accessed on a real-time basis by employees of Sparta and are distributed to management personnel for review. The reports include delinquency reports, collection tickler (promises) reports, insurance status reports, termination reports, inventory reports, maturing contract reports, etc.

Sparta requires continuous physical damage insurance on all financed vehicles and continuous liability and physical damage insurance coverage on all leased vehicles. In addition, Sparta is required to be listed as Additional Named Insured and Loss Payee. Continuous insurance is critical, and Sparta is permitted to repossess a vehicle if coverage lapses. Any lapse in insurance coverage for any reason will lead to reinstatement of insurance coverage or repossession of leased vehicle.

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

Portfolio Performance - Contracts and leases over 30 days delinquent were 3.12% of total portfolio balances at April 30, 2006, 1.88% at April 30, 2007 and 2.85% at April 30, 2008. Cumulative net losses and charge-offs as a percent of cumulative portfolio originations were zero at April 30, 2006, 1.53% at April 30, 2007 and 1.17% at April 30, 2008. Additionally, as of April 30, 2008 the Company maintained a cash reserve with its Senior Lender equal to 8.84% of the outstanding loan balance with that lender.

Sparta Approved Vehicle Models - Advance rates and other credit restrictions will be in effect for certain models and years based on the relevant facts and circumstances.

Market Information

As reported in the 2006 Annual Statistical Report of the Motorcycle Industry Council, retail sales of new motorcycles have grown steadily from 1991 through 2006. North American registrations of new 651cc and higher motorcycles reached 516,100 in 2007, a 5% decline from 2006 Sparta estimates that the 2007 US retail market for new and used 600cc+ motorcycles was $8.8 billion.

U.S. sales of new ATVs were estimated to be 637,600 units in 2007, a 15% decline from 2006 as reported in Powersports Business Magazine in the February 11, 2008 issue.

Estimated U.S scooter unit sales for calendar 2007 are estimated to be 54,000 down approximately 4.6% from calendar year 2007, according to Powersports Business Magazine in the February 11, 2008 issue.

Sales and Marketing

Normally, vehicle finance programs are sold primarily at the dealer level, rather than the consumer level. Our strategy is to utilize a direct sales force that promotes our products and services to qualified dealers, train them, and provide them with point-of-sale marketing materials. Our vehicle financing programs are already gaining market acceptance as evidenced by the four Private Label Contracts. This direct sales force will be comprised of Marketing Group and a Dealer Services Group.

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

The Dealer Support Group accepts dealer application packages from dealers that want to be either or both our Authorized Sparta Dealers or Authorized Private Label Dealers. They then notify the approved dealers that they have been approved and provide them with the required information to process applications and print contracts through iPLUS®,including a Dealer Sign Up packet. The Dealer Services Group is available to directly assist dealers by telephone and follow up with dealers on conditional approvals to assist dealers in forwarding the funding packages to us for purchase. This group also accepts all incoming calls from dealers, answering their inquiry or directing them, if necessary, to the appropriate department.

Authorized Sparta Dealers are able to advertise both new and used vehicles in the Classified Section of our website, at no cost to the dealer. Sparta plans to use this feature of the website to remarket its own inventory (both repossessed and returned end-of-term vehicles) throughout the country. Our exclusive “Second-Chance Express” program for customers with a poor or limited credit history was created to help re-market our inventory. Incentives are in place for Authorized Sparta Dealers who sell or lease either our inventory vehicle at their dealership or one that is at another dealership in our network.

With the exception of the netLoan program and the program with the Fortune 500 company both described under the “Retail Installment Sales Contracts and Leases” section above, we do not market or sell directly to consumers, but we expect consumers to visit our website. We have provided a consumer oriented PowerPoint presentation for their review. Additionally, visiting consumers will be able to view our advertising, news and find general information about vehicle makes and models, road rallies, and other areas of powersports interest. They will also be able to utilize our Dealer Locator to find the nearest Authorized Sparta Dealers or Authorized Private Label Dealer in their area. Consumers will be able to view the Classified Section of the website and any consumer inquiring about the program will be directed to our nearest authorized dealer.

Competition

The consumer finance industry is highly fragmented and highly competitive. Broadly speaking, Sparta competes with commercial banks, savings & loans, industrial thrift and credit unions, and a variety of local, regional and national consumer finance companies. While there are numerous financial service companies that provide consumer credit in the automobile markets, including banks, other consumer finance companies, and finance companies owned by automobile manufacturers and retailers, most financial service companies are reluctant to lend to motorcyclists. Customers who approach these lending sources to take out retail installment sales contracts are often encouraged to pursue personal loans instead.

There are few companies that provide nationwide dealer-based leasing options in the motorcycle industry segment, and these tend to be private label factory programs supporting their own brands. Because of their narrow focus (such as requiring that the equipment be covered by the brand's warranty); these companies have met with limited success.

Independent consumer financial services companies and large commercial banks that participated in this market have withdrawn substantially from the motorcycle loan niche over the past two years or have tightened their underwriting criteria. Sparta believes that those companies may have suffered as a result of compromising their underwriting criteria for the sake of volume. In addition, management believes that our competitors' practice of financing all makes and models of a particular manufacturer results in lower overall portfolio performance because of the poor demographics associated with some of those product lines. The marketplace also includes small competitors such as local credit unions, local banks and a few regional players.

Sparta competes for customers with commercial banks, savings and loans, credit unions, consumer financing companies, and manufacturers finance subsidiaries. Additionally, some powersports manufacturers such as Harley-Davidson and BMW have subsidiaries that provide financing.

A significant competitor of Sparta is GE Retail Services. To management’s knowledge, this firm does not offer leases for powersports vehicles.

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

While some of Sparta’s larger competitors have vast sources of capital and may be able to offer lower interest rates due to lower borrowing costs, and longer terms (up to 108 months) Sparta believes that the combination of management’s experience, expedient service, availability of the lease option and iPLUS® give Sparta an advantage over its competitors.

Regulation

Our planned financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that we must follow in connection with the repossession of vehicles securing contracts are regulated by each of the states in which we do business. Accordingly, the laws of such states, as well as applicable federal law, govern our operations. Compliance with existing laws and regulations has not had a material adverse affect on our operations to date. Our management believes that we maintain all requisite licenses and permits and are in material compliance with all applicable local, state and federal laws and regulations. We periodically review our office practices in an effort to ensure such compliance.

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

•
Truth in Lending Act. The Truth in Lending Act requires us and the dealers we do business with to make certain disclosures to customers, including the terms of repayment, the total finance charge and the annual percentage rate charged on each contract.

•
Consumer Leasing Act. The Consumer Leasing Act applies to any lease of consumer goods for more than four months. The law requires the seller to disclose information such as the amount of initial payment, number of monthly payments, total amount for fees, penalties for default, and other information before a lease is signed.

•
The Consumer Credit Protection Act of 1968. The Act required creditors to state the cost of borrowing in a common language so that the consumer can figure out what the charges are, compare costs, and shop for the best credit deal.

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

•
Soldiers' and Sailors' Civil Relief Act. The Soldiers' and Sailor's Civil Relief Act requires us to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty, if requested to do so.

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

Employees

As of April 30, 2008, we had 18 full-time employees.

None of our employees are covered by a collective bargaining agreement. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 462 Seventh Avenue, 20th Floor, New York, NY 10018. We have an agreement for use of office space at this location under a lease expiring on November 30, 2012. The office space contains approximately 7,000 square feet. The annual rate is $285,600 (annualized) for the first eleven months of calendar year 2008, and $292,740 for the last calendar month of 2008 and the first eleven months for the calendar year 2009.

We believe that our existing facilities will be adequate to meet our needs for the foreseeable future. Should we need additional space, management believes it will be able to secure additional space at commercially reasonable rates. Our offices are adequately covered by insurance for claims arising out of such occupancies.

ITEM 3. LEGAL PROCEEDINGS

As at April 30, 2008, we were not a party to any material pending legal proceeding. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

	High	Low
Fiscal Year 2007 (May 1, 2006 - April 30, 2007
First quarter (May 1, 2006 - July 31, 2006	$0.54	$0.18
Second quarter (August 1, 2006 - October 31, 2006)	$0.27	$0.09
Third quarter (November 1, 2006 - January 31, 2007)	$0.15	$0.06
Fourth quarter (February 1, 2007 - April 30, 2007)	$0.11	$0.05

Fiscal Year 2008 (May 1, 2007 - April 30, 2008)
First quarter (May 1, 2007 - July 31, 2007)	$0.10	$0.045
Second quarter (August 1, 2007 - October 31, 2007)	$0.095	$0.04
Third quarter (November 1, 2007 - January 31, 2008)	$0.065	$0.03
Fourth quarter (February 1, 2008 - April 30, 2008)	$0.159	$0.045

Holders

The approximate number of holders of record of our common stock as of April 30, 2008 was 3,010 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2008, we had outstanding 825 shares of Series A Convertible Preferred Stock, $.001 par value. The shares pay a 6% annual dividend which may be paid in cash or shares of common stock at the Company’s option. We have not, as of April 30, 2008, distributed any dividends, in cash or in shares of common stock.

Recent Sales of Unregistered Securities

During the quarter ended April 30, 2008, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to sixteen accredited investors six months unsecured notes in the aggregate amount of $689,600. All notes bears 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at a price equal to a 40% discount from the lowest closing price of the Company’s common stock for the five trading days immediately preceding the receipt of funds by the Company from the purchaser of note. At the Company’s option, the notes are convertible into shares of common stock raging from, $0.03 to $0.08 per share. All notes will mature in six months on various dates through October 30, 2008.

On February 4, 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company issued 75,000 shares of its restricted common stock to an accredited investor in consideration of a $25,000 loan to the Company. In February 2008, this loan was converted into a six month, 6% convertible note due August 4, 2008. At the Company’s option, the notes are convertible into shares of common stock at $0.0336 per share.

On February 5, 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company issued 75,000 shares of its restricted common stock to an accredited investor in consideration of a $25,000 loan to the Company. In February 2008, this loan was converted into a six month, 6% convertible note due August 5, 2008. At the Company’s option, the notes are convertible into shares of common stock at $0.0336 per share.

On February 14, 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company, pursuant to a consulting agreement, issued to the consultant 1,000,000 shares of restricted common stock valued at $80,000. The consulting agreement, unless cancelled, required the Company to issue up to 4,000,000 additional shares of restricted common stock to the consultant, in tranches of 1,000,000 shares each, on the three, six, nine and twelve month anniversary dates of the agreement. The agreement was cancelled as of March 31, 2008 with no further issuance of shares required.

In February 2008, pursuant to the terms and provisions of their 10% short-term loans issued in August and September 2006, the Company issued to four accredited investors 440,000 shares of its restricted common stock valued at $40,800.

In February 2008, pursuant to the terms and provisions of a 10% short-term loan issued in December 2007, the Company issued to an accredited investor 100,000 shares of its restricted common stock valued at $5,000.

In February 2008, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the company issued to an accredited investor 12,500 shares of its restricted common stock valued at $750 as an inducement for a December 2007, 10% short-term loan.

In February 2008, pursuant to the terms and provisions of a 12% Note issued in September 2007, the Company issued to an accredited investor, 100,000 shares of its restricted common stock valued at $6,000.

In March 2008, pursuant to the terms and provisions of their 10% Bridge Loans issued in August and September 2006, the Company issued to four accredited investors 220,000 shares of its restricted common stock valued at $28,600.

In March 2008, pursuant to the terms and provisions of a 10% Bridge Loans issued in December 2007, the Company issued to an accredited investor 200,000 shares of its restricted common stock valued at $20,000.

In March 2008, pursuant to the terms and provisions of a 12% Note issued in September 2007, the Company issued to an accredited investor, 100,000 shares of its restricted common stock valued at $11,000.

In April 2008, pursuant to the terms and provisions of their 10% short-term loans issued in August and September 2006, the Company issued to four accredited investors 220,000 shares of its restricted common stock valued at $15,400.

In April 2008, pursuant to the terms and provisions of a 10% short-term loan issued in December 2007, the Company issued to an accredited investor 100,000 shares of its restricted common stock valued at $10,000.

In April 2008, pursuant to the terms and provisions of a 12% note issued in September 2007, the Company issued to an accredited investor, 100,000 shares of its restricted common stock valued at $13,000.

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

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the years ended April 30, 2008 and April 30, 2007 and footnotes found in the Company's Annual Report on Form 10-KSB.

RESULTS OF OPERATIONS
COMPARISON OF THE YEAR ENDED APRIL 30, 2008 TO THE YEAR ENDED APRIL 30, 2007

For the year ended April 30, 2008, we have generated increased revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations in fiscal 2009.

Revenues

Revenues totaled $1,129,691 in fiscal 2008 compared to revenues of $787,997 in fiscal 2007. Fiscal 2008 revenues were primarily comprised of $615,531 in interest income from Retail Installment Sales Contracts, $391,029 in income from Operating and Finance Leases, $27,400 in Preferred Provider Program Fees, $34,112 in Commissions on municipal lease transactions, and $61,619 in other fee income.

Costs and Expenses

The Company incurred employee compensation and benefit costs of $1,720,945 for the year ended April 30, 2008compared with $1,805,345 in fiscal 2007. The decrease is related to the reduced costs the Company recognized in decreasing its employee base during the year from 25 employees at fiscal yearend 2007 to 18 at fiscal yearend 2008. If the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries and issue common stock to consultants and employees.

The Company paid $322,020 and $280,000 to its Chairman and Chief Executive Officer, in fiscal 2008 and 2007, respectively. These payments were charged to operations, and are included in the compensation costs shown above.

In connection with placement transactions, the Company expensed non-cash costs in the form of shares of restricted common stock or warrants of $449,926for the year ended April 30, 2008 and $154,913 for the year ended April 30, 2007. These amounts were charged to financing costs. During the fiscal year ended April 30, 3008, the Company expensed $177,000 as the value of stock based compensation issued to consultants versus $494,230 in the prior fiscal year. Additionally, during the fiscal year ended April 30, 3008, the Company expensed $261,850 as the value of employee stock and option based compensation as compared to $313,107 in the prior fiscal year. At April 30, 2008 and April 30, 2007, accrued preferred dividends of $28,422 and $118,770, respectively, which were charged to retained earnings.

The Company incurred consulting costs of $215,399 for the year ended April 30, 2008, as compared to $315,095 for the year ended April 30, 2007. This decrease was the result of reduced reliance on outside consultants. The Company incurred legal and accounting fees of $226,933 for the year ended April 30, 2008, as compared to $236,939 for the year ended April 30, 2007.

The Company incurred other operating expenses of $1,043,238 for the year ended April 30, 2008. Notable expenses in this category are: general office expenses of $254,495, rent of $225,953, loss reserve expense of $125,252, travel and entertainment of $92,411, utilities of $82,719, web development of $89,387, credit bureaus of $43,728, lease booking fees of $47,125, marketing of $40,902, maintenance contracts of $18,039 and taxes of $23,208. The Company incurred other operating expenses of $1,151,518 for the year ended April 30, 2007. Notable expenses in this category are: general office expenses of $290,621, rent of $213,570, loss reserve expense of $146,917, travel and entertainment of $133,967, utilities of $96,706, web development of $85,580, credit bureaus of $67,385, marketing of $62,730, maintenance contracts of $30,637 and taxes of $23,405. Interest costs for the fiscal year ended April 30, 2008 were $702,233 as compared to $227,829 for the fiscal year ended April 30, 2007. Depreciation and amortization for the fiscal year ended April 30, 2008 was $274,773 as compared to $323,146 for the fiscal year ended April 30, 2007.

Net Loss

Our net loss attributable to common shareholders for the year ended April 30, 2008 decreased $32,461 (0.8%) to $4,020,776 from a loss of $4,053,237, for the year ended April 30, 2007. The decrease in net loss attributable to common shareholders was primarily due to: the $669,392 (14.4%) decrease in total operating expenses from $4,639,380 to $3,969,988,the $341,694 (43.7%) increase in revenues from $ $787,997 to $1,129,691, the $769,517 (201%) increase in interest expense and financing costs from $382,7420 to $1,152,259, and the $299,456 (99%) reduction in change in value (decrease) of warrant liabilities from $299,658 to $202.

Our net loss per common share (basic and diluted) attributable to common shareholders was $0.03 for the year ended April 30, 2008 and $0.03 for the year ended April 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2008, the Company had a deficit net worth of $4,271,095. The Company generated a deficit in cash flow from operations of $2456,7531 for the year ended April 30, 2008. This deficit is primarily attributable to the Company's net loss from operations of $3,992,354, adjusted for equity based compensation of $488,700, stock based financing costs of $449,926, depreciation and amortization of $274,773, allowance for loss reserve of $26,147 and forgiveness of preferred dividends payable of $215,253 and to changes in the balances of current assets, primarily a increase in pre-paid expenses of $9,887, a increase in interest receivable of $32,550 and current liabilities, primarily an increase in accounts payable of $281,621 and an increase in restricted cash of $159,959. Cash flows used in investing activities for the year ended April 30, 200 were $2,256,393 comprising of $403,951 for the purchase of leased vehicles, and purchase of Retail Installment Sales Contracts in the amount of $1,852,442.The Company met its cash requirements during the period through net proceeds from the issuance of notes of $2,715,100 and obtaining net senior loans of $2,044,657.

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

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our April 30, 2008 and 2007 financial statements included in the Company’s Annual Report states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

PLAN OF OPERATIONS

Addressing the Going Concern Issues

In order to improve the Company's liquidity, the Company's management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

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

Number of Employees

From our inception through the period ended April 30, 2008, we have relied on the services of outside consultants for services and currently have eighteen full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 30% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements; we believe the following critical accounting policy involves the most complex, difficult and subjective estimates and judgments:

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its financial position results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).   SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   We are required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 will have a material effect on our financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

TEM 7: FINANCIAL STATEMENTS

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

Board of Directors
Sparta Commercial Services, Inc.
New York, New York

We have audited the accompanying balance sheet of Sparta Commercial Services, Inc., as of April 30, 2008 and 2007, and the related statements of losses, deficiency in stockholders' equity and cash flows for each of the two years in the period ended April 30, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sparta Commercial Services, Inc. at April 30, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ R B S M LLP

New York, New York
August 11, 2008

SPARTA COMMERCIAL SERVICES, INC.
BALANCE SHEETS

	April 30,	April 30,
	2008	2007
ASSETS
Cash and cash equivalents	$68,642	$22,032
RISC loan receivables, net of reserve of $86,312 and $59,338, respectively (NOTE D)	4,260,002	2,492,819
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $336,100 and $ 221,800 respectively, and loss reserve of $25,231 and $ 26,059, respectively (NOTE B)	1,251,631	1,088,686
Interest receivable	58,382	25,832
Accounts receivable	37,024	27,137
Inventory (NOTE C)	79,069	20,784
Property and equipment, net of accumulated depreciation and amortization of $129,986 and $97,047, respectively (NOTE E)	61,261	94,200
Restricted cash	444,902	284,943
Deposits	48,967	50,692
Total assets	$6,309,879	$4,107,125

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,461,955	$1,219,067
Accrued equity based compensation	-	40,310
Accrued equity based penalties	2,178	2,380
Notes payable-Senior Lender (NOTE F)	5,029,864	2,985,207
Convertible Notes Payable (NOTE G)	2,665,359	775,259
Notes payable-Other (NOTE G)	1,147,500	365,000
Loans payable-related parties (NOTE H)	244,760	202,260
Other liabilities	6,741	-
Deferred revenue	22,617	46,765
Total liabilities	10,580,974	5,636,248

Deficiency in Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 825 and 19,795 shares issued and outstanding, respectively	82,500	1,979,500
Common stock, $.001 par value; 340,000,000 shares authorized, 130,798,657 and 123,216,157 shares issued and outstanding, respectively	130,799	123,216
Common stock to be issued, 12,160,210, and 0, respectively	12,160	-
Additional paid-in-capital	17,727,889	14,595,827
Deferred compensation	-	(24,000)
Accumulated deficit	(22,224,442)	(18,203,666)
Total deficiency in stockholders' equity	(4,271,094)	(1,529,123)
Total Liabilities and deficiency in stockholders’ equity	$6,309,879	$4,107,125

See accompanying notes to financial statements.

SPARTA COMMERCIAL SERVICES, INC.
STATEMENT OF LOSSES

	For the Year Ended
	April 30,
	2008	2007
Revenue
Rental Income, Leases	$391,029		$425,806
Interest Income, Loans	615,531		282,808
Other	123,131		79,383
	$1,129,691		$787,997

Operating expenses:
General and administrative	3,695,215		4,316,234
Depreciation and amortization	274,773		323,146
Total operating expenses	3,969,988		4,639,380

Loss from operations	(2,840,297)		(3,851,383)

Other expense:
Interest expense and financing cost, net	(1,152,259)		(382,742)
Change in value of warrant liabilities	202		299,658

Net loss	(3,992,354)		(3,934,467)

Preferred dividend	28,422		118,770

Net loss attributed to common stockholders	$(4,020,776)		$(4,053,237)

Basic and diluted loss per share	$(0.03)	$$	(0.03)

Basic and diluted loss per share attributed to
common stockholders	$(0.03)	$$	(0.03)

Weighted average shares outstanding	127,304,396		122,061,446

See accompanying notes to financial statements.

SPARTA COMMERCIAL SERVICES, INC.
STATEMENT OF (DEFECIENCY IN) STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED APRIL 30, 2008

					Common Stock			Additional
	Preferred Stock		Common Stock		to be issued		Stock	Paid in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Compensation	Deficit	Total
Balance, April 30, 2006	19,795	$1,979,500	114,180,301	$114,180	5,838,302	$5,838	$330,000	$12,553,884	($293,500)	(14,150,429)	$539,473
-		-	-	-	-	-	-	-	-	-	-
Shares issued	-	-	5,838,302	5,838	-5,838,302	($5,838)	-	-	-	-	-
Shares issued	-	-	551,001	551	-	-	-330,000	329,449	-	-	-
Shares issued for financing cost	-	-	250,000	250	-	-	-	48,250		-	48,500
Shares issued for accrued	-	-	-	-	-	-	-	-	-	-	-
expenses	-	-	988,077	988	-	-	-	469,396	-	-	470,384
Deferred Compensation recorded	-	-	350,000	350	-	-	-	55,650	269,500	-	325,500
Stock Compensation recorded	-	-	-	-	-	-	-	20,000	-	-	20,000
Employee options expense	-	-	-	-	-	-	-	313,108	-	-	313,108
Shares issued for services	-	-	417,000	417	-	-	-	108,003	-	-	108,420
Warrants exercised	-	-	641,476	642	-	-	-	124,358	-	-	125,000
Warrant liability	-	-	-	-	-	-	-	567,069	-	-	567,069
Warrant compensation	-	-	-	-	-	-	-	6,660	-	-	6,660
Accrued preferred dividend	-	-	-	-	-	-	-	-	-	(118,770)	-118,770
Net loss	-	-	-	-	-	-	-	-	-	(3,934,467)	-3,934,467
-		-	-	-	-	-	-	-	-	-	-
Balance, April 30, 2007	19,795	$1,979,500	123,216,157	123,216	-	$0	$0	$14,595,827	(24,000)	(18,203,666)	(1,529,123)
-		-	-	-	-	-	-	-	-	-	-
Shares issued	-	-	-	-	-	-	-	-	-	-	-
Shares issued upon conversion	-	-	-	-	-	-	-	-	-	-	-
of preferred	(18,970)	(1,897,000)	-	-	12,160,210	12,160	-	1,884,840	-	-	-
Shares issued for financing cost	-	-	4,982,500	4,983	-	-	-	403,818	-	-	408,800
Deferred Compensation recorded	-	-	-	-	-	-	-	-	24,000	-	24,000
Stock Compensation recorded	-	-	2,600,000	2,600	-	-	-	174,400	-	-	177,000
Employee Stock Compensation recorded	-	-	-	-	-	-	-	20,000	-	-	20,000
Employee options expense	-	-	-	-	-	-	-	261,850	-	-	261,850
Warrant compensation	-	-	-	-	-	-	-	189,503	-	-	189,503
Accrued preferred dividend	-	-	-	-	-	-	-	-	-	(28,422)	(28,422)
Forgiveness of preferred dividend payable	-	-	-	-	-	-	-	215,649	-	-	215,649
Adjusting prior years accrued Preferred Dividend	-	-	-	-	-	-	-	(17,997)	-	-	(17,997)
Net loss	-	-	-	-	-	-	-	-	-	(3,992,354)	(3,992,354)
-		-	-	-	-	-	-	-	-	-	-
Balance, April 30, 2008	825	$82,500	130,798,657	$130,799	12,160,210	$12,160	$-	$17,727,889	-	(22,224,442)	(4,271,095)

SPARTA COMMERCIAL SERVICES, INC.
 STATEMENT OF CASH FLOWS

	For the Fiscal Years Ended April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,992,354)	$(3,934,467)
Adjustments to reconcile net loss to net cash used in	-	-
operating activities:	-	-
Depreciation and Amortization	274,773	323,146
Allowance for loss reserves	26,147	49,245
Amortization of deferred revenue	(24,148)	(186,245)
Amortization of deferred compensation	24,000	325,500
Equity based compensation	488,700	441,527
Stock based finance cost	449,926	55,160
Forgiveness of dividend payable	215,253	-
Change in fair value of penalty warrant and warrant liability	-	(299,658)
	-	-
Changes in operating assets and liabilities:	-	-
(Increase) decrease in:	-	-
Interest receivable	-	(25,832)
Other receivable	(32,550)	-
Prepaid expenses and other assets	(9,887)	29,052
Loan proceeds receivable	-	389,998
Other current assets	-	(1,725)
Restricted cash	(159,959)	(172,440)
Deposits	1,725	-
Increase (decrease) in:	-	-
Accounts payable and accrued expenses	281,621	852,700
Deferred revenue	-	46,765
Accrued registration penalty	-	(13,285)
Net cash used in operating activities	(2,456,753)	(2,120,559)
	-	-
CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
Payments for motorcycles and other vehicles	(403,951)	(710,398)
Purchase of RISC contracts	(1,852,442)	(1,750,317)
Purchase of property plant and equipment	-	(16,454)
Net cash used in investing activities	(2,256,393)	(2,477,169)
	-	-
CASH FLOWS FROM FINANCING ACTIVITIES	-	-
Proceeds from notes from senior lender	4,071,831	2,736,494
Payments on notes from senior lender	(2,027,174)	(440,635)
Proceeds from convertible notes	1,890,100	-
Proceeds from other notes	782,500	1,140,259
Loan proceeds from other related parties	42,500	202,260
Exercise of warrants	-	125,000
Net cash provided by financing activities	4,759,757	3,763,378
	-	-
Net Increase (decrease) in cash	$46,610	(834,350)
		-
Unrestricted cash and cash equivalents, beginning of period	$22,032	$856,382
Unrestricted cash and cash equivalents , end of period	$68,642	$22,032
	-	-
Cash paid for:	-	-
Interest	$400,868	$225,763
Income taxes	$23,208	$-

See accompanying notes to financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Sparta Commercial Services, Inc., (the "Company”) was formed on May 13, 1980 under the laws of the State of Nevada.

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
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

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

The Company charges fees to manufacturers and other customers related to creating a private label version of the Company’s financing program including web access, processing credit applications, consumer contracts and other related documents and processes. Fees received are amortized and booked as income over the length of the contract. At April 30, 2008 and 2007, the Company had recorded deferred revenue related to these contracts of $22,617and $46,765 respectively, including unearned income from operating leases of $0 and $8,748 respectively.

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
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At April 30, 2008 and 2007, the Company has no items of other comprehensive income.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

The following tables illustrates the effect that adoption of SFAS No. 123(R) had on the Company's year ended April 30, 2008 results and cash flows as well as the parameters used in the valuation of options granted in the year ended April 30, 2008.

	Under Pre-SFAS No.123 (R) Accounting	SFAS No. 123( R) Impact	Actual Year Ended April 30, 2008
Earnings before taxes	$(3,730,504)	$(261,850)	$(3,992,354)
Net Earnings	(3,730,504)	$(261,850)	$(3,992,354)

Net Earnings
Basic EPS	$(0.03)	$-	$(0.03)
Diluted EPS	(0.03)	-	(0.03)

Cash Flows
Operating Activities	$(2,736,101)	$-	$(2,736,101)
Financing Activities	$4,759,757	-	4,759,757

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended April 30, 2008 and 2007:

	2008	2007
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.76%	5%
Expected stock price volatility	143%	131%
Expected dividend payout	-	-
Expected option life (in years)	4	5

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit

Allowance for Losses

The Company has loss reserves for its portfolio of Leases and for its portfolio of Retail Installment Sales Contracts (“RISC”). The allowance for Lease and RISC losses is increased by charges against earnings and decreased by charge-offs (net of recoveries). To the extent actual credit losses exceed these reserves, a bad debt provision is recorded; and to the extent credit losses are less than the reserve, additions to the reserve are reduced or discontinued until the loss reserve is in line with the Company’s reserve ratio policy. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past lease and RISC experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. The Company periodically reviews its Lease and RISC receivables in determining its allowance for doubtful accounts. At April 30, 2008 and 2007, allowance for doubtful RISC accounts receivable was $86,312 and $59,338 respectively, and its allowance for doubtful Lease account receivable was $25,231 and $26,059 respectively.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Since the warrants contained registration rights for the underlying shares and since the delivery of such registered shares was not deemed controllable by the Company, we recorded the net value of the warrants at the date of issuance as a warrant liability on the balance sheet at April 30, 2006 of $834,924. A Registration Statement under Form SB-2, including the shares underlying the warrants, was declared effective by the Securities and Exchange Commission on May 31, 2006. Therefore, the change in the fair value from April 30, 2006 to May 31, 2006 was included in other income (expense) for the year ended April 30, 2007, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The fair value of the warrants was $567,069 and $834,924 at May 31, 2006 and April 30, 2006, respectively. Additionally, as the Registration Statement covering the underlying shares was declared effective, the accrued warrant liability at May 31, 2006 was credited to additional-paid in capital. The amount credited to additional-paid-in capital was $567,069.

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the years ended April 30, 2008 and 2007, the Company incurred advertising costs of $24,274 and $26,670, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.03 and $0.03 for the years ended April 30, 2008 and 2007, respectively. At April 30, 2008 and 2007, 87,421,173 and 31,028,051 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,992,354 and $3,934,467 during the years ended April 30, 2008 and 2007, respectively. The Company’s liabilities exceed its assets by $4,271,095 as of April 30, 2008.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Reclassifications

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its financial position results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).   SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   We are required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 will have a material effect on our financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE B - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at April 30, 2007 and 2006 consist of the following:

	2008	2007
Motorcycles and other vehicles	$1,612,962	$1,336,545
Less: accumulated depreciation	(336,100)	(221,800)
Motorcycles and other vehicles, net of accumulated depreciation	1,276,862	1,114,745
Less: estimated reserve for residual values	(25,231)	(26,059)
Motorcycles and other vehicles under operating leases, net	$1,251,630	$1,088,686

At April 30, 2008, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the years ended April 30, 2008 and 2007 was $241,834 and $279,348, respectively. All of the assets are pledged as collateral for the note described in Note E.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of April 30, 2008:

Year ending April 30,
2009	$214,989
2010	115,851
2011	59,135
2012	27,648
2013	11245
Total	$428,867

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE C - INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At April 30, 2008, the Company had repossessed vehicles of value $79,069, which will be resold.

NOTE D - RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $4, 346, 314, and $2,552,157 at April 30, 2008 and 2007, respectively and include deficiency receivables of $30,697 and $79,717 respectively. The following is a schedule by years of future payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note F.

Year ending April 30,
2009	$862,246
2010	984,696
2011	1,129,446
2012	976,808
2013	393,118
Total Due	$4,346,315

NOTE E - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2008 and 2007 consist of the followings:

	2008	2007
Computer equipment , software and furniture	$191,247	$191,247
Less: accumulated depreciation and amortization	(129,986)	(97,047)
Net property and equipment	$61,261	$94,200

Depreciation and amortization expense was $274,773 and $323,146 for the years ended April 30, 2008 and 2007, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE F - NOTES PAYABLE-Senior Lender

The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at April 30, 2008 is 10.33%.

At April 30, 2008, the notes payable mature as follows:

Year ended April 30	Amount
2009	$1,140,671
2010	1,429,329
2011	1,096,618
2012	976,501
2013	386,744
Total Due	$5,029,864

NOTE G - NOTES PAYABLE OTHERS

a. During the year ended April 30, 2007, the Company sold to five accredited investors’ bridge notes in the aggregate amount of $275,000. Three 45-day bridge notes aggregating $175,000, one 90-day note in the amount of $100,000 were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provide that 100,000 shares of the Company's restricted common stock are to be issued as “Equity Kicker” for each $100,000 of notes purchased, or any pro rated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days. The notes provided that in the event of extension, the lenders will be entitled for “additional equity” equal to 60% of the “Equity Kicker” shares. In the event of default on repayment by the Company, the “Equity Kicker” and the “Additional Equity” to be issued to the lender shall be increased by 50% for each month or portion thereof, as penalty, that such default has not been cured. During default period interest will be at the rate of 20%. The repayments, in the event of default, of the notes are to be collateralized by certain security interest as per the terms of the agreement. The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to December 30, 2006, with simple interest rate of 10%, and Additional Equity in the aggregate amount of 165,000 restricted shares of common stock to be issued. Thereafter, the Company was in default on repayment of these notes and was subject to 20% interest rate and the “Additional Equity” equal to 50% increased shares for each month or portion thereof, as penalty, until such default was cured. One note for $100,000 has been extended to August 15, 2008, the remaining notes were extended to May 1, 2008 and were due as of August 13, 2008. The Company is in negotiation with noteholders for further extensions. The Company has accrued interest and penalties as per the terms of the note agreement

b. During the year ended April 30, 2007, the Company sold to twelve accredited investors six months unsecured notes in the aggregate amount of $775,259. All notes bears 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at a price equal to a 40% discount from the lowest closing price of the Company’s common stock for the five trading days immediately preceding the receipt of funds by the Company from the purchaser of note. The notes have been extended to August 15, 2008.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE G - NOTES PAYABLE OTHERS (continued)

c. During the year ended April 30, 2007, the Company sold one accredited investor six months unsecured notes in the aggregate amount of $50,000. The note bears 6% simple interest. The Company had the right to extend the maturity date of notes up to 45 days. In the event of default on repayment by the Company, interest will be at the rate of 10% or the highest applicable rate allowable under law for default period. The note due to matured October 19, 2007 was extended to August 15, 2008.

d. During the year ended April 30, 2007, the Company sold one accredited investor seven months unsecured notes in the aggregate amount of $40,000. The note bears 8% simple interest and interest may be paid in cash or shares of the Company. The note and interest owing thereon will become due and payable immediately in the event of default on repayment by the Company. The notes due to mature on November 5, 2007 was extended to August 15, 2008.

e. During the year ended April 30, 2008, the Company sold to forty-seven accredited investors six months unsecured notes in the aggregate amount of $1,890,100. All notes bears 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at a price equal to a 40% discount from the lowest closing price of the Company’s common stock for the five trading days immediately preceding the receipt of funds by the Company from the purchaser of note. At the Company’s option, the notes are convertible into shares of common stock raging from, $0.03 to $0.08 per share. All notes will mature in six months on various dates through October 30, 2008. An aggregate of $28,000 are notes are due as of August 13, 2008 and the Company is in negotiation with noteholders for further extensions. The Company has accrued interest and penalties as per the terms of the note agreement. Subsequent to April 30, 2008, $700,000 of these notes were repaid (see Subsequent Events).

f. During the year ended April 30, 2008, the Company sold one accredited investor unsecured demand notes in the aggregate amount of $480,000 of which $55,000 was repaid during the year. The notes bear 8% simple interest and interest may be paid in cash or shares of the Company. As of April 30, 2008 and August 13, 2008 the noteholder has not made a demand for payment.

g.. On September 19, 2007, the Company sold to one accredited investor for the purchase price of $150,000 securities consisting of a $150,000 convertible debenture due December 19, 2007, 100,000 shares of unregistered common stock, and 400,000 common stock purchase warrants. The debentures bear interest at the rate of 12% per year compounded monthly and are convertible into shares of the Company's common stock at $0.0504 per share. The warrants may be exercised on a cashless basis and are exercisable until September 19, 2007 at $0.05 per share. In the event the debentures are not timely repaid, the Company is to issue 100,000 shares of unregistered common stock for each thirty day period the debentures remain outstanding. The note was subsequently extended to April 15, 2008 with the penalty feature in force. An aggregate of $145,000 notes are due as of August 13, 2008 and the Company is in negotiation with note holders for further extension. The Company has accrued interest and penalties as per the terms of the note agreement. Subsequent to April 30, 2008, $5,000 of these notes were repaid (see Subsequent Events).

h. On November 19, 2007, the Company sold to an accredited investor, a short term note in the amount of $20,000 due December 3, 2007. The note bears interest at the rate of 10% per year. The Company issued 10,000 shares of unregistered common stock as an inducement for the loan. The note was subsequently extended to May 1, 2008. Subsequent to April 30, 2008, this note was repaid (see Subsequent Events).

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE G - NOTES PAYABLE OTHERS (continued)

i. On November 26, 2007, the Company sold to an accredited investor, a short term note in the amount of $25,000 due December 10, 2007. The note bore interest at the rate of 10% per year. The Company is to issue 12,500 shares of unregistered common stock as an inducement for the loan. The note was subsequently extended to August 16, 2008. $5,000 was repaid in January 2008 and $3,000 was repaid in February 2008(see Subsequent Events).

j. On December 12, 2007, the Company sold to an accredited investor, a short term note in the amount of $200,000 due January 31, 2008. The note was subsequently extended to August 15, 2008. The note bears interest at the rate of 10% per year. Interest is payable in cash or shares, at the lender’s option, with principal and accrued interest payable at maturity. The Company issued 100,000 shares of unregistered common stock to the lender as an inducement for the loan. On a pro rata basis, the Company is to issue the lender 100,000 shares of the Company’s unregistered common stock for every 30 day period that the principal balance and any accrued interest of note remains outstanding after the original maturity date.

k. On February 4, 2008, the Company issued 75,000 shares of its restricted common stock to an individual in consideration of a $25,000 loan to the Company. In February 2008, this loan was converted into a six month, 6% convertible note due August 4, 2008. Notes are due as of August 13, 2008 and the Company is in negotiation with note holders for extension and the Company is in negotiation with note holders for further extension. At the Company’s option, the notes are convertible into shares of common stock at $0.0336 per share.

l. On February 5, 2008, the Company issued 75,000 shares of its restricted common stock to another individual in consideration of a $25,000 loan to the Company. In February 2008, this loan was converted into a six month, 6% convertible note due August 5, 2008. Notes are due as of August 13, 2008 and the Company is in negotiation with note holders for extension. and the Company is in negotiation with note holders for further extension.. At the Company’s option, the notes are convertible into shares of common stock at $0.0336 per share.

NOTE H - LOANS PAYABLE TO RELATED PARTIES

During the year ended April 30, 2007, the Company borrowed from a Director and officer $180,000 and $8,500, respectively on a demand basis without interest. The Company also owes $13,760 to another Director and Officer an interest free demand loan received on August 24, 2006. As of April 30, 2008 and 2007, aggregated loans payable to officers were $244,760 and $202,260 respectively. During the year ended April 30, 2008, the Company borrowed from a Director and officer $40,000 and $2,500, respectively on a demand basis without interest. $2,500 was prepaid subsequent to year end (see Subsequent Events).

At April 30, 2008, included in accounts receivable, is $2,354 due from American motorcycle Leasing Corp., a company controlled by the Company's Chief Executive Officer and a director, for the purchase of motorcycles.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE I - RELATED PARTY TRANSACTIONS

The Company entered in to a licensing agreement relating to the use of a proprietary operating system, with an entity controlled by the Company's President and Chief Executive Officer. During the years ended April 30, 2008 and 2007, the Company charged to operations $0 in connection with the licensing agreement.

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

During the year ended April 30, 2006, the Company purchased certain of its vehicles from American Motorcycle Leasing Corp. These purchases aggregated $105,748. At April 30, 2008 and 2007, the Company had payable to American Motorcycle Leasing Corp. in the amounts of $0and $20,224, respectively, related to such purchases.

NOTE J - EQUITY INSTRUMENTS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share and $100 stated value per share, of which 35,840 shares have been designated as Series A convertible preferred stock, and 340,000,000 shares of common stock with $0.001 par value per share. As of April 30, 2008 and 2007, the Company has issued and outstanding 825and 19,795 shares of preferred stock issued and outstanding, respectively. The Company has 130,798,657 and 123,216,157 shares of common stock issued and outstanding as of April 30, 2008 and 2007, respectively.

Common Stock

In July 2007, the Company entered into a three month consulting agreement with a consulting firm pursuant to which the Company issued five year warrants to purchase 1,000,000 shares of unregistered common stock at $0.05 per share. The agreement had called for the issuance of additional warrants on a performance basis; however the agreement was cancelled with no further issuance of warrants required. The unvested warrants have been valued at $48,122 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 181%; (3) risk-free interest rate of 4.94%. The warrants are fully vested and expire if unexercised in five years.

In August 2007, the Company amended an April, 2007 agreement with a consultant and entered into a new three month consulting agreement with the consultant which agreement calls for cash payments by the Company of $3,000, which has been paid, and 1,100,000 shares of unregistered common stock valued at $77,000 (which were issued in May 2007 in conjunction with the April 2007 agreement) based upon the consultants performance under the agreement.

In September 2007, the Company, pursuant to a consulting agreement, issued to the consultant 100,000 shares of its restricted common stock valued at $7,000.00. The Company, also, issued five year warrants to purchase 400,000 shares of unregistered common stock at $0.05 per share. The warrants which are fully vested have been valued at $27,107 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 181%; (3) risk-free interest rate of 4.52%, and expire if unexercised in five years.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE J - EQUITY INSTRUMENTS (continued)

In October 2007, the Company entered into a consulting agreement for financial advisory services with an individual pursuant to which the Company issued five year warrants to purchase 375,000 shares of unregistered common stock at $0.05 per share. The warrants which are fully vested have been valued at $18,038 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 181%; (3) risk-free interest rate of 4.53%, and expire if unexercised in five years.

In October 2007, pursuant to the terms and provisions of their loans, the company issued to four individuals 2,690,000 shares of its restricted common stock valued at $209,350.

In November 2007, the Company issued to an individual 10,000 shares of its restricted common stock valued at $600.00 as an inducement for a loan.

In January 2008, pursuant to the terms and provisions of their loans, the company issued to four individuals 440,000 shares of its restricted common stock valued at $33,800.

In January 2008, the Company, pursuant to a consulting agreement, issued to the consultant 500,000 shares of its restricted common stock valued at $20,000.

On January 31, 2008, the Company issued five year warrants to purchase 1,632,833 shares of its restricted common stock at a price of $0.0438 per share to a corporation pursuant to a placement agency agreement. The warrants which are fully vested have been valued at $93,420 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 178%; (3) risk-free interest rate of 2.8%, and expire if unexercised in five years.

On February 14, 2008, the Company, pursuant to a consulting agreement, issued to the consultant 1,000,000 shares of restricted common stock valued at $80,000. The consulting agreement, unless cancelled, required the Company to issue up to 4,000,000 additional shares of restricted common stock to the consultant, in tranches of 1,000,000 shares each, on the three, six, nine and twelve month anniversary dates of the agreement. The agreement was cancelled as of March 31, 2008 with no further issuance of shares required.

In February 2008, pursuant to the terms and provisions of their loans, the company issued to five individuals 540,000 shares of its restricted common stock valued at $46,800.

In February 2008, the company issued to four individuals 262,500 shares of its restricted common stock valued at $13,250.00 as an inducement for loans

In March 2008, pursuant to the terms and provisions of their loans, the company issued to six individuals 520,000 shares of its restricted common stock valued at $59,600.

In April 2008, pursuant to the terms and provisions of their loans, the company issued to six individuals 420,000 shares of its restricted common stock valued at $38,400.

During the years ended April 30, 2008 and 2007, the Company expensed $733,120 and $807,338, respectively, in non-cash charges related to stock and option compensation expense.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE J - EQUITY INSTRUMENTS (continued)

During the year ended April 30, 2006, the Company issued 17,750 preferred shares at a stated value of $100 per share and warrants to purchase 5,689,108 shares of common stock, exercisable for three years at $0.195 per share, for aggregate gross proceeds of $1,775,000 received from investors. In connection with the private placement, during the three months ended July 31, 2005, the Company issued as compensation to the placement agent warrants to purchase 1,137,822 shares of common stock, exercisable for five years at $0.172 per share. The warrants, which were valued at $406,665 using the Black-Scholes option pricing model, were recognized as an expense during the year. The warrants, which were valued at $406,665 using the Black-Scholes option pricing model, were recognized as an expense during the quarter. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 188%, (3) weighted average risk-free interest rate of 3.65%, and (4) expected life of 2 years.

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

In connection with the private placement described above, the Company granted 1,755,537 common stock purchase warrants to the placement agent. The warrants were exercisable immediately, have an exercise price of $0.215 per share and expire in five years. The warrants were valued at $1,033,100 using the Black-Scholes pricing model. The assumption ranges used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 174% - 177%, (3) risk-free interest rate of 3.65% - 4.7%, and (4) expected life of 2 years.

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

Preferred Stock Series A

On July 20, 2007, one shareholder holding 16,745 shares of preferred stock converted those shares into 10,733,974 shares of common stock and forgave $215,253 in accumulated but unpaid dividends on the preferred shares. On January 31, 2008, three shareholders holding 2,225 shares of preferred stock converted those shares into 1,426,230 shares of common stock. The 12,160,210, shares of common stock issuable upon conversion of the preferred shares had not been physically issued as of April 30, 2008. These unissued shares are not included in the outstanding shares. The forgiven dividends were recognized as additional paid-in capital.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

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

At April 30, 2008 and 2007, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $16,880,000 and $13,280,000 expiring in the year 2028 and 2027, respectively, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Also, due to change in the control after reverse acquisition of Sparta Commercial Services, Inc., the Company's past accumulated losses to be carried forward may be limited.

Components of deferred tax assets as of April 30, 2008 and 2007 are as follows:

	April 30,
	2008	2007
Non current:
Net operating loss carry forward	$5,739,200	$4,515,000
Valuation allowance	(5,739,200)	(4,515,000)
Net deferred tax asset	$-	$-

The valuation allowance increased by $1,224,000 and $1,234,000 during the year ended April 30, 2008 and 2007, respectively.

NOTE L - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

	2008	2007
Net loss available for common shareholders	$(3,992,354)	$(3,934,467)
Basic and diluted loss per share	$(0.03)	$(0.03)
Weighted average common shares outstanding-basic diluted	127,304,396	122,061,446

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

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

During the year ended April 30, 2007, the Company granted options to purchase an aggregate of 4,500,000 shares of common stock to one employee and one Director. At grant date, 1,000,000 options vested immediately. The vested and unvested options have been valued at $636,433 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 131%; (3) risk-free interest rate of 5.04% and 5.24%, vest over a 36 month period and expire if unexercised in five years.

During the year ended April 30, 2008, the Company granted options to purchase an aggregate of 1,170,000 shares of common stock to thirteen employees. However, four employees left during the three months ended July 31, 2007 and two employees left during the three months ended January 31, 2008. As a result of these resignations, 530,000 unexercised options were cancelled. The remaining vested and unvested options have been valued at $51,795 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 143%; (3) risk-free interest rate of 4.76%, vest over a 48 month period and expire if unexercised in ten years.

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

The following table summarizes common stock options issued to officers, directors and employees outstanding and the related exercise price

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
6,175,000	3.9	$0.24	2,885,000	$0.29

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE M - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2004	—	$—
Granted	875,000	0.61
Exercised	—	—
Canceled or expired	—	—
Outstanding at April 30, 2005	875,000	$0.61
Granted	160,000	$0.59
Exercised	—	—
Canceled or expired	—	—
Outstanding at April 30, 2006	1,035,000	$0.60
Granted	4,500,000	$0.18
Exercised	—	—
Canceled or expired	—	—
Outstanding at April 30, 2007	5,535,000	$0.26
Granted	1,170,000	0.10
Exercised	-	-
Canceled or expired	(530,000)	0.10
Outstanding at April 30, 2008	6,175,000	$0.24

The weighted-average fair value of stock options granted during the years ended April 30, 2008 and 2007 was $0.09 and $0.262, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant Assumptions (weighted average):	2008	2007
Risk free interest rate at grant date:	2.49%	5.1%
Expected stock price volatility	164%	131%
Expected dividend payout	0	0
Expected options life in years(a)	3	5

(a)	The expected option/warrant life is based on vested dates.

The options granted in the year ended April 30, 2008 had an intrinsic value of $21,346. There was no intrinsic value for the options granted during the year ended April 30, 2007.

There was no intrinsic value to vested or non-vested options at April 30, 2007.

At the years ended April 30, 2007 and 2006, total compensation expense related to non-vested awards not yet recognized was $587,703. This amount will be recognized over a weighted-average period of 3 years. Compensation for fixed award with graded vesting is recognized on a graded-vesting method.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE M - STOCK OPTIONS AND WARRANTS (continued)

b)	The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise	Number		Weighted Average Exercise
Prices	Outstanding	(Years)	Price	Exercisable		Price
$0.195	4,687,503.25		$0.195	4,687,503		$0.195
$0.215	1,755,537	2.80	$0.215	1,755,537		$0.215
$0.05	1,775,000	3.89	$0.05	1,775,000	$$	0.05
$0.0438	1,632,833	4.30	$0.0438	1,632,833		$0.0438
$0.088	100,000	1.63	$0.088	100,000		$0.088
	9,950,873	1.34	$0.147	9,950,873		$0.147

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2004	—	$—
Granted	6,786,544	0.194
Exercised	—	—
Outstanding at April 30, 2005	6,786,544	$0.194
Granted	8,582,465	$0.196
Exercised	(1,923,079)	$0.172
Canceled or expired	(100,000)	$0.195
Outstanding at April 30, 2006	13,345,930	$0.198
Granted	100,000	$0.088
Exercised	(641,476)	$0.195
Outstanding at April 30, 2007	12,804,454	$0.197
Granted	3,407,833	$0.050
Exercised	-	-
Canceled or expired	(6,261,414)	$0.195
Outstanding at April 30, 2008	9,950,873	$0.147

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE M - STOCK OPTIONS AND WARRANTS (continued)

The weighted-average fair value of stock warrants granted to non-employees during the years ended April 30, 2008 and 2007 was $0.05 and $0.06 respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2008	2007
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.82%	4.62%
Expected stock price volatility	178%	158%
Expected dividend payout	-	-
Expected option life-years	4 yrs	3 yrs

The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $247,160 and $6,600 for the years ended April 30, 2008 and 2007, respectively.

NOTE N - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In October 2004, the Company entered into a lease agreement with an unrelated party for office space in New York City from December 1, 2004 through November 30, 2007. This lease was renewed on October 24, 2007 or an additional 5 years. Total lease rental expense for the years ended April 30, 2008 and 2007, was $225,953and $213,570, respectively.

Commitment for minimum rentals under non-cancelable leases are:

April 30, 2009	$290,375
April 30, 2010	$297,590
April 30, 2011	$304,985
April 30, 3012	$312,565
April 30, 2013	$321,092

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE N - COMMITMENTS AND CONTINGENCIES (continued)

On November 1, 2004, the Company entered into an employment agreement with Richard P. Trotter, pursuant to which the Company agreed to issue 125,000 shares of common stock during the course of the agreement. The grant of shares is subject to vesting and subject to continued employment. At April 30, 2007, 75,000 shares vested and are yet to be issued, on November 1, 2007, 25,000 shares vested and are yet to be issued, and the remainder of the shares are to vest, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period, as follows: 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009. During the years ended April 30, 2008 and 2007, the Company has recorded $20,000 as expense for each year as per this employment agreement.

We entered into an employment agreement, effective September 22, 2006, with Anthony W. Adler, to serve as our Executive Vice President and interim Chief Financial Officer. The term of employment is three years. The employment term may be extended for one year upon written agreement by the Company and Mr. Adler. He was granted options for 4,000,000 shares of our common stock. The grant of options is subject to vesting and subject to continued employment. On September 22, 2006, options for 800,000 shares vested, on September 22, 2007 options for an additional 800,000 shares vested and on September 22, 2009 and 2010 respectively options for an additional 1,200,000 shares will vest subject to proportionate adjustment in the event of employment termination for any incomplete vesting period, He is entitled to four weeks of paid vacation during the first year of employment, and five weeks per year thereafter. He is entitled to health insurance and other employee benefits on the same basis as is made generally available to other employees. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE O - NON-CASH FINANCIAL INFORMATION

During the year ended April 30, 2008, the Company:

•	Issued 2,700,000 shares of restricted common stock, valued at $184,000, to two individuals and two corporations for consulting services.

•	Issued 272,500 shares of restricted common stock, valued at $13,850, to five individuals as inducements to make loans to the Company.

•	Issued 4,610,000 shares of restricted common stock, valued at $378,350, to six individuals as penalty shares pursuant to note agreements.

During the year ended April 30, 2007 the Company:

•	Issued 870,000 shares of common stock for expense accrued during the year ended April 30, 2006. The shares have been valued at $418,600.

•	Issued 70,000 shares of common stock, valued at $38,500, for accrued additional costs related to loans received by the Company during the year end April 30, 2006.

•	Issued 48,077 shares of common stock, valued at $13,285, related to penalty provision accrued during the year end April 30, 2006.

•	Issued 550,001 shares of common stock for subscription $330,000 received during the year end April 30, 2006

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE P - SUBSEQUENT EVENTS

From May 1, 2008 through August 1, 2008, the Company: borrowed from three accredited investors $400,000 in 10% short term unsecured notes with due dates from July 19, 2008 to September 30, 2008 of which $50,000 has been repaid in this period. The Company issued 300,000 shares of unregistered common stock, valued at $29,000, to the lenders as an inducement for the loans.

The Company sold to six accredited investors, six month unsecured notes in the aggregate amount of $360,000. All notes bear 6.5 % simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at a price equal to a 40% discount from the lowest closing price of the Company’s common stock for the five trading days immediately preceding the receipt of funds by the Company from the purchaser of note. At the Company’s option, the notes are convertible into shares of common stock raging from, $0.05 to $0.06 per share. All notes will mature in six months on various dates through January 18, 2009.

The Company sold to seven accredited investors, six month unsecured notes in the aggregate amount of $82,500. All notes bear 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at a price equal to a 40% discount from the lowest closing price of the Company’s common stock for the five trading days immediately preceding the receipt of funds by the Company from the purchaser of note. At the Company’s option, the notes are convertible into shares of common stock raging from, $0.05 to $0.06 per share. All notes will mature in six months on various dates through December 25, 2008.

The Company sold to one accredited investor an unsecured demand note in the amount of $40,000. The note bears 8% simple interest and the interest may be paid in cash or shares of the Company. The note and interest owing thereon will become due and payable immediately in the event of default on repayment by the Company.

The Company borrowed from a Director $10,000, on a demand basis without interest.

During this period, The Company: repaid $129,000 of 10% bridge notes and issued 1,634,662 shares, valued at $54,924.64, for the accrued interest thereon; repaid $5,000 of 12% convertible notes, and repaid $2,500 to an officer.

During this period, $700,000 principal amount of 6% convertible debentures were converted to 16,941,070 shares of restricted common stock and the Company issued 723,684 shares of restricted common stock in lieu of $29,205.07 accrued interest thereon.

During this period, pursuant to an agreement with an investor relations consultant, he Company issued 6,000,000 shares of restricted common stock valued at $520,000.

Pursuant to various note agreements, during this period the Company issued 1,510,000 shares of restricted common stock valued at $148,000 as penalties.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE Q - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through April 30, 2008, the Company incurred loss of $22,224,442. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company's liquidity, the Company's management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended April 30, 2008. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2008. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATION GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Management

The following sets forth our executive officers and directors and their respective ages and positions as of May 12, 2007 are as follows:

Name	Age	Position
Anthony L. Havens	54	Chief Executive Officer, President, and Chairman
Kristian Srb	53	Director
Jeffrey Bean	54	Director
Anthony W. Adler	68	Executive Vice President and Principal Financial Officer
Richard P. Trotter	65	Chief Operating Officer
Sandra L. Ahman	44	Vice President, Secretary and Director

Management Profiles

Anthony L. Havens, Chief Executive Officer, President, and Chairman. On February 27, 2004, Mr. Havens became our Chief Executive Officer, President and Chairman of the Board. Mr. Havens served as acting Chief Financial Officer from July 2005 to September 2006. Mr. Havens served as the Managing Member and Chief Executive Officer of our predecessor entity, Sparta Commercial Services, LLC, since its inception in 2001 until its dissolution in February 2006. He is involved in all aspects of Sparta's operations, including providing strategic direction, and developing sales and marketing strategies. From 1994 to 2004, Mr. Havens has been Chief Executive Officer and a director of American Motorcycle Leasing Corp. He co-founded American Motorcycle Leasing Corp. in 1994, and developed its operating platform and leasing program to include a portfolio which includes both prime and sub-prime customers. Mr. Havens has over 20 years of experience in finance and investment banking.

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

Jeffrey Bean, Director. Mr. Bean joined our Board of Directors in December 2004. Mr. Bean is the founder and President of Bean Foods, LLC. Formed in July 2006 the company develops, owns and operates quick serve restaurants in Georgia. Prior to founding Bean Foods, Mr. Bean was the founding partner for GoMotorcycle.com, a business that engaged in the sale of motorcycle parts and accessories over the Internet. Mr. Bean was an institutional broker and trader at a major commodities trading firm from 1985 to 1997. From 1977 to 1985, Mr. Bean was President of Thomaston Press, Ltd., a printing concern. He received a B.A. degree from the University of Virginia.

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

Sandra L. Ahman, Vice President, Secretary and Director. On March 1, 2004, Sandra Ahman became Vice President of Operations and Secretary of Sparta, and a Director on June 1, 2004. She served as a Vice President of our predecessor entity, Sparta Commercial Services, LLC since its inception in 2001 until its dissolution in February 2006. From 1994 to 2004, she was Vice President of Operations of American Motorcycle Leasing Corp. Prior to joining American Motorcycle Leasing Corp., Ms. Ahman was with Chatham Capital Partners, Ltd. Before joining Chatham in 1993, she was Manager, Human Resources for Comart and Aniforms, a sales promotion and marketing agency in New York, where she worked from 1986 to 1993. For the past 15 years, Ms. Ahman has been a volunteer with The Children's Aid Society in New York City, a membership of 500 committed volunteers, serving from 2000 to 2002 as President of its Associates Council, from 2002 to 2005 as Chairman of the Associates Council, and since 2002 as a member of the Advisory Council of their Board of Trustees.

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

There are no family relationships among our executive officers or directors. None of our directors or officers are directors of another reporting company. None of the directors and officers during the past five years have been: involved in a bankruptcy petition or a pending criminal proceeding; convicted in a criminal proceeding (excluding traffic and minor offenses); subject to any order, judgment, or decree, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or found by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law.

During the fiscal year that ended on April 30, 2008, the Board of Directors did not hold any formal meetings. Matters were undertaken by written consent by the Board of Directors.

Our Board does not maintain a separately-designated standing audit, nominating or compensation committee or similar committee of the Board of Directors. Functions customarily performed by such committees are performed by our Board as a whole. We are not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board. None of our directors qualify as an "audit committee financial expert."

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

Code of Ethics

We have not yet adopted a "code of ethics", as defined by the SEC, which applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and persons performing similar functions. We are in the process of drafting and adopting a Code of Ethics, and have not previously adopted a code of ethics as our operations have been limited and we have had a small number of employees since inception.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta’s executive officers, directors, and persons who beneficially own more than ten percent of Sparta's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta’s common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2008, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal years ended April 30, 2008 and 2007 (“Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(a)(b)	Option Awards ($)(a)(c)	All Other Compensation ($)(d)	Total ($)

Anthony L. Havens	2008	310,440	0	0	0	11,580	322,020
Chief Executive Officer	2007	280,000	0	0	0	0	280,000
Anthony W. Adler (e)	2008	185,000	0	0	156,928	0	341,928
Executive Vice President and Principal Financial Officer	2007	138,500	0	0	212,347	21,000	371,847
Richard P. Trotter	2008	200,000	0	20,000	49,420	0	269,420
Chief Operating Officer	2007	200,000	0	20,000	49,420	0	269,420

(a)	See note M to financial statements for assumptions made in the valuation.
(b)
For Mr. Trotter, refers to the values of 25,000 shares of restricted stock that vested in each of fiscal years 2008 and 2007. Pursuant to an employment agreement dated November 1, 2004, Mr. Trotter is entitled to up to 125,000 shares of common stock, of which an aggregate of 100,000 shares have vested, and 25,000 shares remains subject to future vesting as follows: 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009.

(c)
For Mr. Adler, refers to the values of 800,000 stock options that vested in each of fiscal years 2008 and 2007. Pursuant to an option agreement dated September 22, 2006, Mr. Adler is entitled to up to 4,000,000 options subject to vesting. The options are exercisable for a period of five years from the vesting date at $0.1914 per share. On each of September 22, 2006 and 2007, stock options to purchase 800,000 shares vested, and the remaining 2,400,000 options are to vest in equal installments on September 22, 2008 and 2009.

For Mr. Trotter, refers to the values of 175,000 stock options that vested in each of fiscal years 2008 and 2007. Pursuant to an option agreement dated April 29, 2005, Mr. Trotter is entitled to up to 875,000 stock options, subject to vesting. The stock options are exercisable for five years from the vesting date at $0.605 per share. Options to purchase 175,000 shares vested on April 29, 2005, and additional options to purchase 175,000 shares vested on each of April 29, 2006, 2007 and 2008, and the remaining options are to vest on April 29, 2009.
(d)
This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000. In fiscal 2008, for Mr. Havens, this includes expenses of $11,580. In fiscal 2007, for Mr. Adler, this includes 1099 compensation of $21,000.

(e)	Mr. Adler became an officer on September 22, 2006.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding option awards held by the Name Executive Officers as at April 30, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Anthony W. Adler (1)	1,600,000	-	2,400,000	0.1914	9/21/2011	-	-	-	-
Richard P. Trotter (2)	-	-	-	-	-	-	-	25,,000	5,000
Richard P. Trotter (3)	175,000	-	-	0.605	4/29/2010	-	-	-	-
Richard P. Trotter (3)	175,000	-	-	0.605	4/29/2011	-	-	-	-
Richard P. Trotter (3)	175,000	-	-	0.605	4/29/2012	-	-	-	-
Richard P. Trotter (3)	175,000	-	-	0.605	4/29/2013	-	-	-	-
Richard P. Trotter (3)	-	-	175,000	0.605	4/29/2014	-	-	-	-

(1)
Pursuant to an option agreement dated September 22, 2006, Mr. Adler is entitled to up to 4,000,000 options subject to vesting. The options are exercisable for a period of five years from the vesting date at $0.1914 per share. On September 22, 2006 and September 22, 2007 stock options to purchase a total of 1,600,000 shares vested, with 1,200,000 options to vest on each of September 22, 2009 and September 22, 2010.

(2)
Pursuant to an employment agreement dated November 1, 2004, Mr. Trotter is entitled to up to 125,000 shares of common stock, of which an aggregate of 100,000 shares have vested, and 25,000 shares remains subject to future vesting as follows: 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009.

(3)
Pursuant to an option agreement dated April 29, 2005 Mr. Trotter is entitled to up to 875,000 stock options, subject to vesting. The stock options are exercisable for five years from the vesting date at $0.605 per share. Options to purchase 175,000 shares vested on each of April 29, 2005, 2006, 2007 and 2008, and the remaining options are to vest on April 29, 2009.

Compensation of Directors

No compensation was paid to non-employee directors in fiscal year 2008.

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

Employment Agreement with EVP

We entered into an employment agreement, effective September 22, 2006, with Anthony W. Adler, to serve as our Executive Vice President and interim Chief Financial Officer. The term of employment is three years. The employment term may be extended for one year upon written agreement by the Company and Mr. Adler. His initial base salary is at an annual rate of $185,000. He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors. He is entitled to a grant of options for 4,000,000 shares of our common stock. The grant of options is subject to vesting and subject to continued employment. On September 22, 2006 and September 27, 2007, options for a total of 1,600,000 shares vested, and the remaining options to purchase 2,400,000 shares vest in equal installments on September 22, 2008 and 2009, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period. He is entitled to four weeks of paid vacation during the first year of employment, and five weeks per year thereafter. He is entitled to health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is made generally available to other employees. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies. The employment agreement provides for termination for cause. If terminated without cause, he is entitled to severance. As severance, he shall be receive his full base salary through the end of the then current employment term

Employment Agreement with COO

We entered into an employment agreement, effective November 1, 2004, with Richard P. Trotter, to serve as our Chief Operating Officer. The term of employment is one year. The employment term is to be automatically extended for one two-year period, and an additional two-year period, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. His initial base salary was at an annual rate of $160,000. On May 1, 2005, his base salary increased to $200,000. He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors. He is entitled to a grant of 125,000 shares of our common stock. The grant of shares is subject to vesting and subject to continued employment. On each of November 1, 2004, 2005, 2006, 2007 25,000 shares vested. An additional 25,000 shares are subject to vesting at a future date, subject to proportionate adjustment in the event of employment termination for any incomplete vesting period, as follows: 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009. He is entitled to three weeks of paid vacation during the first year of employment, and four weeks per year thereafter. He is entitled to health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is made generally available to other employees. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies. The employment agreement provides for termination for cause. If terminated without cause, he is entitled to severance. As severance, he shall be entitled to one week's base salary as of the date of termination for the first full year of service, and thereafter, two weeks' base salary for each succeeding year of service, up to an aggregate of four months of such base salary.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of April 30, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (a)	Number of securities remaining available for future issuance under equity compensation plan

Equity compensation plans approved by securities holders	800,000	$0.18	7,700,000
Equity compensation plans not approved by security holders (b)	10,738,370	$0.14	0
Total	11,538,370	$0.15	7,700,000

(a)	Calculation excludes shares subject to restricted stock grants.
(b)	Includes 100,000 shares pursuant to a restricted stock grant, subject to vesting. There is no exercise price associated with a restricted stock grant.

Plans in the Shareholder Approved Category

In July 2004, we adopted a stock incentive compensation plan. The plan authorized our Board of Directors to grant securities, including stock options, to employees, directors and others, in the aggregate amount of 8,500,000 shares of common stock. Securities issued under the plan may be stock awards, non-qualified options, incentive stock options, or any combination of the foregoing. In general, stock options granted under the plan have a maximum duration of ten years from the date of the grant and are not transferable. The per share exercise price of any incentive stock option granted under the plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over ten percent or more of our capital stock are granted at 110% of fair market value of the underlying common stock on the date of grant and expire five years after the date of grant. No options may be granted after July 1, 2014. During the year ended April 30, 2008, the Company granted to employees options to purchase an aggregate of 1,170,000 shares of common stock, and 530,000 unexercised options were cancelled. As of April 30, 2008, options to purchase 800,000 shares of common stock were outstanding under the plan.

Plans Not in the Shareholder Approved Category

On November 1, 2004, we agreed to grant Richard P. Trotter, our Chief Operating Officer, pursuant to an employment agreement, 125,000 shares of our common stock, subject to vesting and subject to continued employment. Mr. Trotter was previously issued 25,000 shares. Mr. Trotter is entitled to an additional 100,000 shares of common stock, of which 75,000 shares have vested but have not yet been issued, and 25,000 shares remains subject to future vesting as follows: 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009.

On April 29, 2005, pursuant to an option agreement with Richard Trotter, our Chief Operating Officer, we issued stock options to purchase up to 875,000 shares of our common stock. Subject to vesting, the stock options are exercisable for five years from the vesting date at $0.605 per share. Options to purchase 175,000 shares vested on April 29, 2005, additional options to purchase 175,000 shares each vested on April 29, 2006, April 29, 2007, and April 30, 2008, and the remaining options are to vest on April 30, 2009.

In connection with the private placement during the year ended April 30, 2006, the Company granted 1,755,537 common stock purchase warrants to the placement agent. The warrants are exercisable immediately, have an exercise price of $0.215 per share and expire in five years.

On September 22, 2006, pursuant to an option agreement with Anthony W. Adler, our Executive Vice President, we issued stock options to purchase up to 4,000,000 shares of a common stock. Subject to vesting, the stock options are exercisable for five years from the vesting date at $0.1914 per share. On September 22, 2006, stock options to purchase 800,000 shares vested, and on September 22, 2007 an additional 800,000 shares vested. The remaining stock options are to vest in equal installments on September 22, 2008 and September 22, 2009.

On October 23, 2006, pursuant to an option agreement with Jeffrey Bean, one of our Directors, we issued stock options to purchase up to 500,000 shares of a common stock. Subject to vesting, the stock options are exercisable for five years from the vesting date at $0.12 per share. On October 23, 2006, stock options to purchase 200,000 shares vested, and on October 23, 2007 an additional 100,000 stock options vested. The remaining options are to vest in equal installments over the next two anniversary dates of the agreement.

On December 16, 2006, pursuant to an option agreement with Loofbourrow and Associates, a consultant, we issued options to purchase up to 100,000 shares of our common stock exercisable at $.08 per share. The options are fully vested.

In July 2007, the Company entered into a three month consulting agreement with a consulting firm pursuant to which the Company issued five year warrants to purchase 1,000,000 shares of unregistered common stock at $0.05 per share. The agreement had called for the issuance of additional warrants on a performance basis; however the agreement was cancelled with no further issuance of warrants required.

In September 2007, the Company, pursuant to a consulting agreement, issued five year warrants to purchase 400,000 shares of unregistered common stock at $0.05 per share.

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

Common Stock Ownership

The table below sets forth information regarding the beneficial ownership of our common stock as of April 30, 2008 by:

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

Name	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	31,433,250	24.0
Kristian Srb (2)	33,066,562	25.3
Jeffrey Bean (3)	316,000	*
Anthony W. Adler (4)	2,695,000	2.1
Richard P. Trotter (5)	800,000	*
Sandra L. Ahman	580,865	*
Leo Long	10,902,730	8.3
9109 Loriet Blvd. Lenexa, KS 66219
All current directors and named officers as a group (6 in all)	68,891,677	51.6

*  Represents less than 1%
(1)
Mr. Havens' minor son owns 700,000 shares of common stock in a trust account. Mr. Havens is not the trustee for his son's trust account, and does not have direct voting control of such shares. Mr. Havens does not have the sole or shared power to vote or direct the vote of such shares, and, as a result, Mr. Havens disclaims beneficial ownership of such shares held in his son's trust account.

(2)	Includes 62,500 shares of common stock held by Mr. Srb’s minor daughter, for which Mr. Srb may be deemed to have beneficial ownership of such shares.
(3)
Includes 300,000 vested stock options. Pursuant to an option agreement, Mr. Bean is entitled to up to 500,000 options subject to vesting. Options to purchase 200,000 shares vested on October 23, 2006 and options to purchase 100,000 shares vested on October 23, 2007. Options to purchase an additional 200,000 shares are to vest in equal installments on each of October 23, 2008 and 2009.

(4)
Includes 1,600,000 vested stock options. Pursuant to an option agreement, Mr. Adler is entitled to up to 4,000,000 options subject to vesting. Options to purchase 800,000 shares vested on September 22, 2006. and additional options to purchase 800,000 shares vested on September 22, 2007. Options to purchase an additional 2,400,000 shares are to vest in equal installments on each of September 22, 2008 and September 22, 2009.

(5)
Includes 100,000 vested shares, of which only 25,000 shares have been issued. Pursuant to an employment agreement, Mr. Trotter is entitled to up to 125,000 shares of common stock, of which an aggregate of 100,000 shares have vested, and 25,000 shares remains subject to future vesting as follows: 12,500 shares on November 1, 2008; and 12,500 on November 1, 2009. Also includes 700,000 vested stock options. Pursuant to an option agreement, Mr. Trotter is entitled to up to 875,000 stock options to purchase shares of our common stock, subject to vesting. The stock options are exercisable for five years from the vesting date at $0.605 per share. On each of April 29, 2005, 2006, 2007, and 2008, stock options to purchase 175,000 shares vested, and the remaining options are to vest on April 29, 2009.

Changes in Control

We do not have any arrangements that may result in a change in control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the fiscal year ended April 30, 2007, we received a $180,000 non-interest bearing demand loan from Kristian Srb, one of our directors. As of April 30, 2008, $18,000 remains to be repaid.

During the fiscal year ended April 30, 2007, we received a $14,760 non-interest bearing demand loan from Sandra Ahman, one of our officers and a director, of which $1,000 was repaid during the year ended April 30, 2007. As of April 30, 2008, $13,760 remains to be repaid.

During the fiscal year ended April 30, 2007, we received a $8,500 non-interest bearing demand loan from Richard Trotter, one of our officers. As of April 30, 2008, $8,500 remains to be repaid.

During the fiscal year ended April 30, 2007, we received two, $20,000 non-interest bearing demand loans from Kristian Srb, one of our directors. As of April 30, 2008, $20,000 remains to be repaid.

During the fiscal year ended April 30, 2007, we received a $2,500 non-interest bearing demand loan from Anthony Adler, one of our officers which was outstanding as of April 30, 2008, $2,500 was repaid subsequent to April 30, 2008.

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
Exhibit 3(i)(2)
Certificate of Amendment of Articles of Incorporation, November 1983 (Incorporated by reference to Exhibit 3(i) (2) of Form 10-KSB filed on August 13, 2004)Exhibit 3(i)(3)   Certificate of Amendment of Articles of Incorporation for name change, August 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on August 27, 2004)

Exhibit 3(i)(4)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on September 17, 2004)
Exhibit 3(i)(5)	Certificate of Amendment of Articles of Incorporation for decrease in authorized capital, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on December 23, 2004)
Exhibit 3(i)(6)	Certificate of Designation for Series A Redeemable Preferred Stock, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2005)
Exhibit 3(ii)(1)	By-laws (Incorporated by reference to Exhibit 3(ii) (1) of Form 10-KSB filed on August 13, 2004)
Exhibit 3(ii)(2)	By-laws Resolution (Incorporated by reference to Exhibit 3(ii) (2) of Form 10-KSB filed on August 13, 2004)
Exhibit 3(ii)(3)	Board of Directors Resolutions amending By-laws (Incorporated by reference to Exhibit 3(ii) of Form 10-QSB filed on December 15, 2004)
Exhibit 4.1	2005 Stock Incentive Compensation Plan (Incorporated by reference to Exhibit 4 of Form 10-KSB filed on August 13, 2004)
Exhibit 10.1	Service Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)
Exhibit 10.2	License Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)
Exhibit 10.3	Amended License Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)
Exhibit 10.4	Purchase Option Agreement with American Motorcycle Leasing Corp., dated November 2, 2004 (Incorporated by reference to Exhibit 10.8 of Form 10-KSB filed on July 25, 2005)
Exhibit 10.5	Lease for office facilities (Incorporated by reference to Exhibit 10 of Form 10-QSB filed on December 15, 2004)
Exhibit 10.6	Form of Employment Agreement with Anthony Havens (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on August 13, 2004)
Exhibit 10.7	Employment Agreement with Richard Trotter (Incorporated by reference to Exhibit 10 of Form 8-K filed on October 29, 2004)
Exhibit 10.8	Option Agreement with Richard Trotter (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 5, 2005)
Exhibit 10.9	Employment Agreement with Anthony W. Adler (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 2, 2006)
Exhibit 10.10	Stock Option Agreement with Jeffrey Bean, dated October 23, 2006 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 24, 2006)
Exhibit 10.11	Master Loan and Security Agreement - Motor Vehicles (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 28, 2005)
Exhibit 10.12	Master Loan and Security Agreement (Installment Sale Contract) (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 28, 2005)
Exhibit 10.13	Form of Warrant included in Units (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on March 22, 2006)
Exhibit 10.14	Form of Loan Agreement, December 2005 (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on March 22, 2006)
Exhibit 10.15	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 4, 2006)
Exhibit 10.16	Form of Promissory Note (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on December 18, 2006)

Exhibit 10.17	Form of Promissory Note (Incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on December 18, 2006)
Exhibit 10.18	Consulting Agreement with Christopher Kennan (Incorporated by reference to Exhibit 10.15 of Form 10-KSB filed on August 22, 2006)
Exhibit 10.19	Consulting Agreement with American Capital Ventures, Inc. (Incorporated by reference to Exhibit 10.16 of Form 10-KSB filed on August 22, 2006)
Exhibit 10.20	Form of Convertible Debenture (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on December 21, 2007)
Exhibit 11	Statement re: computation of per share earnings is hereby incorporated by reference to “Financial Statements” of Part II - Item 7, contained in this Form 10-KSB
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
Exhibit 32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
___
* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by RBSM LLP (formerly Russell Bedford Stefanou Mirchandani LLP), our principal independent registered public accounting firm, during the fiscal years ended April 30, 2008 and 2007 were $162,046 and $150,390, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2008 and 2007 were $0. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2008 and 2007 were $0. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services for the fiscal years ended April 30, 2008 and 2007.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm. All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2008 and 2007 were pre-approved. The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC. By: /s/ Anthony L. Havens Anthony L. Havens Chief Executive Officer Date: August 13, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:

By: /s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President
and Chairman of the Board

Date: August 13, 2008

By: /s/ Anthony W. Adler
Anthony W. Adler
Executive Vice President, and
Interim Principal Financial Officer

Date: August 13, 2008

By: /s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: August 13, 2008

By: /s/ Kristian Srb
Kristian Srb
Director

Date: August 13, 2008

By: /s/ Jeffrey Bean
Jeffrey Bean
Director

Date: August 13, 2008