Form 10-Q
period 2008-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2008-09-22
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

(212) 239-2666
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of September 4, 2008, we had 158,358,075 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED BALANCE SHEETS

	July 31, 2008	April 30, 2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$64,488	$68,642
RISC loan receivable, current, net of reserve of $93,556 and $86,312, as of July 31, 2008 and April 30, 2008, respectively (NOTE D)	4,683,310	4,260,002
Motorcycles and other vehicles under operating leases, net of accumulated accumulated depreciation of $301,516 and $336,100, as of July 31,2008 and April 30, 2008, respectively and loss reserve of $19,318 and $25,231, as of July 31, 2008 and April 30, 2008, respectively (NOTE B)	946,603	1,251,631
Interest receivables	64,638	58,382
Accounts receivable	63,951	37,024
Inventory (NOTE C)	56,358	79,069
Property and equipment, net of accumulated depreciation and amortization of $134,466 and $129,986, respectively (NOTE E)	56,781	61,261
Restricted cash	454,499	444,902
Deposits	48,967	48,967
Total assets	$6,439,595	$6,309,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$1,249,740	$1,461,955
Accrued equity based penalties	-	2,178
Notes payable - Senior Lender (NOTE F)	5,137,011	5,029,864
Convertible Notes payable (NOTE G)	2,807,859	2,665,359
Notes payable - Other (NOTE H)	1,063,500	1,147,500
Loans payable - related parties	252,260	244,760
Other liabilities	8,992	6,741
Deferred revenue	18,767	22,617
Total liabilities	10,538,129	10,580,974

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 825 and 825 shares issued and outstanding, as of July 31, 2008 and April 30, 2008, respectively	82,500	82,500
Common stock, $0.001 par value; 340,000,000 shares authorized, 157,908,075 and 130,798,657 shares issued and outstanding, as of July 31, 2008 and April 30, 2008, respectively	157,908	130,799
Common stock to be issued, 12,260,210 and 12,160,210 shares, as of July 31, 2008 and April 30, 2008, respectively	12,260	12,160
Additional paid-in capital	19,583,544	17,727,889
Accumulated deficit	(23,934,746)	(22,224,442)
Total stockholders’ deficit	(4,098,534)	(4,271,094)

Total liabilities and stockholders’ deficit	$6,439,595	$6,309,879

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED STATEMENTS OF LOSSES
FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended
	July 31,
	2008	2007

Revenue:
Rental Income, Leases	$89,694	$105,129
Interest Income, Loans	204,044	138,964
Other	101,182	39,904
Total Revenues	394,919	283,997

Operating expenses:
General and administrative	1,364,152	1,096,704
Depreciation and amortization	61,083	79,396

Total operating expenses	1,425,235	1,176,100

Loss from operations	(1,030,316)	(892,103)

Other expense:
Interest expense and financing cost, net	(678,727)	(170,396))

Net loss	(1,709,042)	(1,062,499)

Preferred dividend payable	1,261	4,613

Net loss attributed to common stockholders	$(1,710,304)	$(1,067,112)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted loss per share attributed to common stockholders	$(0.01)	$(0.01)

Weighted average shares outstanding	146,924,245	123,969,418

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPARTA COMMERCIAL SERVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended
	July 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,709,042)	$(1,062,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,083	79,396
Allowance for loss reserve	(1,330)	55,004
Amortization of deferred revenue	(3,850)	(3,850)
Amortization of deferred compensation	-	24,000
Amortization of beneficial conversion features	318,182	-
Equity based compensation	770,364	149,861
Forgiveness of dividend payable	-	224,164
Changes in operating assets and liabilities:
(Increase) decrease in:
Interest receivable	(6,256)	(11,020))
Prepaid expenses and other assets	(26,927)	27,055
Restricted cash	(9,598)	(72,533)
Increase (decrease) in:
Accounts payable and accrued expenses	(119,086)	(147,758))
Net cash used in operating activities	(726,458)	(738,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Proceeds (Payments) for motorcycles and other vehicles	242,511	(51,461)
Net Purchases of RISC contracts	(393,354)	(970,131)
Net cash used in investing activities	(150,843)	(1,021,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes from senior lender	1,043,847	1,616,278
Payments on notes from senior lender	(936,700)	(440,635)
Net Proceeds from convertible notes	842,500	-
Net Payments to other notes	(84,000)	552,500
Net Loan proceeds from other related parties	7,500	20,000
Net cash provided by financing activities	873,147	1,748,143

Net decrease in cash	(4,154)	(11,629)

Cash and cash equivalents, beginning of period	$68,642	$22,032
Cash and cash equivalents, end of period	$64,488	$10,403

Cash paid for:
Interest	$103,142	$102,503
Income taxes	$993	$1,100

Non-Cash Transactions:
Common stock issued in exchange for previously incurred debt	$700,000	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed financial statements as of July 31, 2008 and for the three month periods ended July 31, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K and Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2008 as disclosed in the Company’s 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended July 31, 2008 are not necessarily indicative of the results to be expected for the full year ending April 30, 2009.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2008
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

Stock Based Compensation

The Company adopted SFAS No. 123(R) during third quarter of fiscal year 2006, which no longer permits the use of the intrinsic value method under APB No. 25. The Company uses the modified prospective method to adopt SFAS No. 123(R), which requires compensation expense to be recorded for all stock-based compensation granted on or after January 1, 2006, as well the unvested portion of previously granted options. The Company is recording the compensation expense on a straight-line basis, generally over the explicit service period of three to five years. The Company made no stock-based compensation grants prior to the adoption of SFAS No. 123(R) and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

Net Loss Per Share

The Company uses SFAS No. 128, “Earnings Per Share”, for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Per share basic and diluted net loss attributable to common stockholders amounted to $0.01 and $0.01 for the quarters ended July 31, 2008 and 2007, respectively. At July 31, 2008 and 2007, 30,302,766 and 20,934,071 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position results of operations or cash flows.

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

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its financial position, results of operations or cash flows.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on September 1, 2009, and earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the impact of FSP 142-3 on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 will have a material effect on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements

Reclassification

Certain reclassifications have been made to conform prior periods’ data with the current presentation. These reclassifications had no effect on reported losses.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE B - MOTORCYCLES UNDER OPERATING LEASE

Motorcycles and other vehicles under operating leases at July 31, 2008 and April 30, 2008 consist of the following:

	July 31,	April 30,
	2008	2008
Motorcycles and other vehicles	$1,267,434	$1,612,962
Less: accumulated depreciation	(301,515)	(336,100)
Motorcycles and other vehicles, net of accumulated depreciation	965,919	1,276,862
Less: estimated reserve for residual values	(19,317)	(25,231)
Motorcycles and other vehicles under operating leases, net	$946,603	$1,251,630

Depreciation expense was $56,603 and $241,834 for the quarter ended July 31, 2008 and the year ended April 30, 2008, respectively. Depreciation expense for the quarter ended July 31, 2007 was $68,336.

NOTE C - INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At July 31, 2008 the Company had repossessed vehicles valued at book value of $56,358. At April 30, 2008, the Company had repossessed vehicles of value $79,069.

NOTE D - RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $4,776,865 and $4,346,315 at July 31, 2008 and April 30, 2008, respectively, including deficiency receivables of $98,981 and $30,697, respectively. The following is a schedule by years of future principal payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note F.

Year ending July 31,
2009	$1,009,592
2010	1,099,964
2011	1,256,376
2012	994,624
2013	416,309
$4,776,865

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2008 and April 30, 2008 consist of the followings:

	July 31, 2008	April 30, 2008
Computer equipment, software and furniture	$191,247	$191,247
Less: accumulated depreciation and amortization	(134,466)	(129,986)
Net property and equipment	$56,781	$61,261

Depreciation expense was $61,083 and $274,733 for the quarter ended July 31, 2008 and the year ended April 30, 2008, respectively. Depreciation and amortization expense for the quarter ended July 31, 2007 was $79,396.

NOTE F - NOTES PAYABLE - SENIOR LENDER

The Company finances certain of its leases through a third party senior lender. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at July 31, 2008 is 10.38%.

At July 31, 2008, the notes payable mature as follows:

12 months ended July 31,	Amount
2009	$1,252,714
2010	1,302,173
2011	1,227,208
2012	966,644
2013	388,272
Total	$5,137,011

Notes payable to Senior Lender at April 30, 2008 were $5,029,864.

NOTE G – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable	July 31, 2008	April 30, 2008
6% Convertible Notes, due various dates from April 22, 2008 to January 18, 2009	$2,007,859	$2,625,359
6.5% Convertible Notes, due various dates from December 12, 2008 to January 18, 2009	360,000	-
9% Convertible Note, due December 30, 2008	40,000	40,000
10% Convertible Note, due from July 19, 2008 to September 30, 2008	400,000	-
Total	$2,807,859	$2,665,359

As of July 31, 2008, an aggregate of $345,000 of Convertible Notes Payable were past due of which $50,000 were repaid on August 1, 2008.

During the three months ended July 31, 2008, the Company: borrowed from three accredited investors $400,000 in 10% short term unsecured notes with due dates from July 19, 2008 to September 30, 2008 of which $50,000 has been repaid in this period. At the option of the note holder, the notes are convertible into a fixed conversion price based upon a price equal to a 40% discount from the lowest closing price of the Company’s common stock for the five trading days immediately preceding the receipt of funds by the Company from the purchaser of note.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE G – CONVERTIBLE NOTES PAYABLE (continued)

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $318,182 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature was expensed during the three months ended July 31, 2008.

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

During the quarter ended July 31, 2008, the Company issued 723,684 shares of unregistered common stock, valued at $29,205, in lieu of cash as interest for convertible notes which converted during the quarter. Additionally, the Company issued 16,941,072 shares of unregistered common stock, valued at $700,000, upon conversion of $700,000 in convertible notes.

As of April 30, 2008, the notes are convertible at fixed conversion prices ranging from $.0288 to $.0816 per share into a total of 54,402,581 shares of the Company’s common stock

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE H - NOTES PAYABLE - OTHER

Notes Payable - Other	July 31, 2008	April 30, 2008
6% Bridge Loan, due August 15, 2008	$75,000	$75,000
8% Note, due August 15, 2008	40,000	40,000
8% Demand Notes	415,000	375,000
10% Bridge Loans, due various dates from May 1 to August 15, 2008	176,000	275,000
10% Notes, due August 15 to August 16, 2008	212,500	232,500
12% Notes due August 13, 2008	145,000	150,000
Total	$1,063,500	$1,147,500

As of July 31, 2008, an aggregate amount of $32,000 of Notes Payable Other were past due.

During the three months ended July 31, 2008, the Company sold to one accredited investor an unsecured demand note in the amount of $40,000. The note bears 8% simple interest and the interest may be paid in cash or shares of the Company. The note and interest owing thereon will become due and payable immediately in the event of default on repayment by the Company.

NOTE I - EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share and $100 stated value per share, of which 35,850 shares have been designated as Series A convertible preferred stock, and 340,000,000 shares of common stock with $0.001 par value per share. The Company had 825 and 825 shares of Series A preferred stock issued and outstanding as of July 31, 2008 and April 30, 2008, respectively. The Company had 157,908,075 and 130,798,657 shares of common stock issued and outstanding as of July 31, 2008 and April 30, 2008, respectively.

Preferred Stock Series A

On July 20, 2007, one shareholder holding 16,745 shares of preferred stock converted those shares into 10,733,974 shares of common stock and forgave $215,253 in accumulated but unpaid dividends on the preferred shares. On January 31, 2008, three shareholders holding 2,225 shares of preferred stock converted those shares into 1,426,230 shares of common stock. The 12,160,210 shares of common stock issuable upon conversion of the preferred shares had not been physically issued as of July 31, 2008.

Common Stock

During the quarter ended July 31, 2008 and the quarter ended July 31, 2007, the Company expensed $67,249 and $186,317, respectively, for non-cash charges related to stock and option compensation expense.

During the quarter ended July 31, 2008, the Company issued 300,000 shares of unregistered common stock and agreed to issue an additional 100,000 shares, valued at $35,818, as inducements for loans which amount was expensed as financing cost. During the quarter ended July 31, 2008, the Company issued 1,510,000 shares of unregistered common stock, valued at $144,800, as penalties for loans. During the quarter ended July 31, 2008, the Company issued 1,634,662 shares of unregistered common stock, valued at $54,924, in lieu of cash as interest for

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE I - EQUITY TRANSACTIONS (continued)

bridge loans. During the quarter ended July 31, 2008, the Company issued 723,684 shares of unregistered common stock, valued at $29,205, in lieu of cash as interest for convertible notes. During the quarter ended July 31, 2008, the Company issued 16,941,072 shares of unregistered common stock, valued at $700,000, upon conversion of $700,000 in convertible notes resulting in an increase in additional-paid-in capital of $683,059. During quarter ended July 31, 2008, pursuant to an agreement with an investor relations consultant, he Company issued 6,000,000 shares of restricted common stock valued at $520,000.

NOTE J - SUBSEQUENT EVENTS

On August 1, 2008, the Company repaid $50,000 of a $250,000 10% bridge loans that matured in July 2008.

In August 2008, the Company sold to one accredited investor an unsecured demand note in the amount of $70,000. The note bears 8% simple interest.

In August 2008, the Company sold to four accredited investors $80,000 in short term, unsecured 10% notes due October 2008. As inducements for these loans, the Company agreed to issue one share of unregistered common stock for each dollar lent.

On August 26, 2008 and September 2, 2008, the Company sold to two accredited investors $170,000 in short term, sixty day unsecured 12% notes. As inducements for these loans, the Company agreed to issue 220,000 shares of unregistered common stock.

In August 2008, the Company sold to an accredited investor a $200,000 11% note, secured by equipment, due August 2010.

In August 2008, the Company issued a total of 420,000 shares of its restricted common stock, valued at $35,800 to six accredited investors as penalty shares pursuant to loan agreements.

NOTE K - GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through July 31, 2008, the Company incurred loss of $23,934,746. Of these losses, $1,710,304 was incurred in the quarter ending July 31, 2008 and $1,067,112 in the quarter ending July 31, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the Company’s efforts will be successful. However, there can be no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company’s management is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended April 30, 2008 as disclosed in our annual report on Form 10-KSB for that year as filed with the SEC.

“Forward-Looking” Information

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations and beliefs, including, but not limited to, statements concerning the Company’s expected growth. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended July 31, 2008 to the Three Months Ended July 31, 2007

For the three months ended July 31, 2008 and 2007, we have generated limited, but increasing, sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations during the remainder of our fiscal year ending April 30, 2008 and in the upcoming fiscal year.

Revenues

Revenues totaled $394,919 during the three months ended July 31, 2008 as compared to $283,997 during the three months ended July 31, 2007. Current period revenue was comprised primarily of $204,044 in interest income from RISC Loans, $89,694 in lease revenue, $85,690 in recovery of prior year’s expenses, $5,415 in other income, and $10,077 in gain on sale of vehicles. For the three months ended July 31, 2007 revenues were comprised primarily of $105,129 in lease revenue, $138,964 in interest income from RISC loans, and $39,904 in other income.

Costs and Expenses

General and administrative expenses were $1,364,152 during the three months ended July 31, 2008, compared to $1,096,704 during the three months ended July 31, 2007, an increase of $267,448 or 24.4%. Expenses incurred during the current three month period consisted primarily of the following expenses: compensation and related costs of $403,037; legal and accounting fees of $46,187; consulting fees of $64,800; rent and utilities of $93,893; general office expenses of $124,475; and loss reserve expense of $22,919. Expenses incurred during the comparative three month period in 2007 consisted primarily of the following expenses: compensation and related costs, $501,313; accounting, audit and professional fees, $7,404; consulting fees, $80,246; rent and utilities, $74,414; general office expenses, $143,201; and loss reserve, $52,994.

During the three months ended July 31, 2008, we incurred the following non-cash, equity based compensation charges: consulting, $520,000; employee stock and option compensation, $67,249; beneficial conversion cost of $318,182 and financing costs, $183,115. During the three months ended July 31, 2007, we incurred the following non-cash, equity based compensation charges: consulting, $118,510; employee stock and option compensation, $67,807; and financing costs, $39,600.

Net Loss

We incurred a net loss before preferred dividends of $1,709,042 for our three months ended July 31, 2008 as compared to $1,062,499 for the corresponding three month period in 2007. The $646,543 or 60.85% increase in our net loss before preferred dividends for our three month interim period ended July 31, 2008 was attributable primarily to a $508,331 or 298.32% increase in interest expense and financing costs and a $249,135 or 21.2% increase in operating expenses, all partially off-set by a $110,922 or 39% increase in revenues.

Our net loss attributable to common stockholders increased to $1,710,304 for our three month period ended July 31, 2008 as compared to $1,067,112 for the corresponding three month period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2008, the Company had negative net worth of $4,098,534. The Company generated a deficit in cash flow from operations of $726,458 for the three months ended July 31, 2008. Cash flows used in investing activities for the three months ended July 31, 2008 was $150,843, primarily due to the purchase of RISC Loans for $393,354 and net pay-offs of leases of $242,511.

Cash flows used in investing activities for the three months ended July 31, 2007 was $1,021,592, primarily due to payments for motorcycles and vehicles of $51,461 and purchases of RISC Loans in the amount of $970,131.

The Company met its cash requirements for operating activities during the three month period ended July 31, 2008 primarily through net proceeds from debt financing of $1,893,847 offset with payments of $1,020,700 and conversion of debt, plus accrued interest of $784,140, to common stock. Additionally, the Company had received limited revenues from leasing and financing motorcycles and other vehicles, municipal leasing program fees and other fees.

The Company met its cash requirements for operating and financing activities during the three month period ended July 31, 2007 through net proceeds from debt financing of $2,188,778 offset with payments of $440,635. Additionally, the Company had received limited revenues from leasing and financing motorcycles and other vehicles, its recently launched private label programs and from dealer sign-up fees.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At July 31, 2008 we had 17 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

We estimate that we will need to raise approximately $2,000,000 in additional funds to fully implement our business plan during the next twelve months and for our general operating expenses. As of July 31, 2008, we have do not have sufficient operating capital to continue our planned business operations for the next twelve months and for our general operating expenses. The Company obtained a senior credit facility in July 2005, which was subsequently renewed. Subsequent to July 31, 2008, reflective of the current restrictive credit environment, this lender significantly tightened its lending criteria which, in turn, has caused us to tighten our credit criteria thereby, limiting our ability to purchase RISC Contracts and purchase vehicles for lease. In August 2008, we signed a commitment letter with a European based bank for a one year $25 million senior secured credit facility, which under certain conditions can be extended for a second year. The closing of this facility is subject to due diligence, documentation and certain other terms. If we successfully complete the conditions of this bank, we anticipate the closing of this facility will occur late in our second fiscal quarter or early in our third fiscal quarter. We have an agreement with a domestic bank for the leasing of vehicles and equipment by state, political subdivisions thereof or other governmental or 501(c)3, not for profit entities. Under this agreement, we receive certain fees for finding, negotiating and documenting lease transactions purchased by this bank. This agreement is exclusive as to motorcycles and other powersports equipment and non-exclusive for other equipment and vehicles. A number of these transactions are solicited from our dealer base. We are continuously seeking additional credit facilities and long term debt financing. Any debt financing, if available, would likely require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources to finance our general operating expenses and our growth, on terms acceptable to us, this would have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development to a more limited scale.

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2008 and 2007 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

In order to improve the Company’s liquidity, the Company’s management is actively pursing additional financing through discussions with investment bankers, financial institutions and private investors. There can be no assurance the Company will be successful in its effort to secure additional financing.

We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to develop profitable operations. We are devoting substantially all of our efforts to developing our business and raising capital. Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

The primary issues management will focus on in the immediate future to address this matter include: seeking additional credit facilities from institutional lenders; seeking institutional investors for debt or equity investments in our Company; short term interim debt financing: and private placements of debt and equity securities with accredited investors.

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

Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our bylaws provide, however, that our directors shall have no liability to us or to our shareholders for monetary damages for breach of fiduciary duty as a director except with respect to (1) a breach of the director’s duty of loyalty to the corporation or its stockholders, (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (3) liability which may be specifically defined by law or (4) a transaction from which the director derived an improper personal benefit.

The present officers and directors own approximately 50% of the outstanding shares of common stock, without giving effect to shares underlying convertible securities, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of Sparta, the appointment of officers, and the determination of officers’ salaries. Shareholders have no cumulative voting rights.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements, we believe the following critical accounting policies involves the most complex, difficult and subjective estimates and judgments.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R) (revised 2004), “Share-Based Payment” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. Management has elected to apply SFAS 123(R) in the third quarter of fiscal year 2006.

Website Development Costs

We have incurred costs to develop a proprietary web-based private label financing program for processing including web access, processing credit applications, consumer contracts and other related documents and processes. The Company has elected to recognize the costs of developing its website and related intellectual property the website development costs in accordance with Emerging Issue Task Force (“EITF”) No. 00-02, “Accounting for Website Development Costs.” As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the quarter ended July 31, 2008, the Company expensed $12,685 as website development costs.

RECENT ACCOUNTING PRONOUNCEMENT

There have been no significant new pronouncements since the issuance of the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May and June 2008, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to seven accredited investors six month unsecured notes in the aggregate amount of $82,500. All notes bear 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at a price equal to a 40% discount from the lowest closing price of the Company’s common stock for the five trading days immediately preceding the receipt of funds by the Company from the purchaser of notes.

In May 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to one accredited investor an unsecured demand note in the amount of $40,000. The note bears 8% simple interest

In June 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company entered into a six month consulting agreement with a consultant pursuant to which the Company issued 6,000,000 shares of unregistered common stock.

In June and July 2008, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to six accredited investors six month unsecured notes in the aggregate amount of $360,000. All notes bear 6.5% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at a price equal to a 40% discount from the lowest closing price of the Company’s common stock for the five trading days immediately preceding the receipt of funds by the Company from the purchaser of notes.

During the three month period ended July 31, 2008, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company borrowed from three accredited investors $400,000 in 10% short term unsecured notes with due dates from July 19, 2008 to September 30, 2008. As an inducement for the loans, the Company agreed to issue one share of unregistered common stock for each dollar lent. In the event of default, the interest rate is to increase to 20%, and, for each month the default is not cured, the holders are entitled to an additional 0.2 share of unregistered common stock for each dollar lent.

In August 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to one accredited investor an unsecured demand note in the amount of $70,000. The note bears 8% simple interest

In August 2008, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to four accredited investors $80,000 in short term, unsecured 10% notes due October 2008. As inducements for these loans, the Company agreed to issue one share of unregistered common stock for each dollar lent. In the event of default, the interest rate is to increase to 20%, and, for each month the default is not cured, the holders are entitled to an additional 0.2 share of unregistered common stock for each dollar lent.

On August 26, 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to an accredited investor $100,000 in short term, sixty day unsecured 12% note. As an inducement for the loan, the Company agreed to issue 150,000 shares of unregistered common stock. In the event of default, the interest rate is to increase to 20% and, for each month the default is not cured, the holder is entitled to 30,000 shares of unregistered common stock.

On September 2, 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to an accredited investor $70,000 in short term, sixty day unsecured 12% note. As an inducement for the loan, the Company agreed to issue 70,000 shares of unregistered common stock. In the event of default, the interest rate is to increase to 25%, subject to usury law, and, for each month the default is not cured, the holder is entitled to 56,000 shares of unregistered common stock.

In August 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to an accredited investor a $200,000 11% note, secured by equipment, due August 2010.

ITEM 6.  EXHIBITS.

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
Exhibit 11
Statement re: computation of per share earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-Q.

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
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

Date: September 22, 2008	By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: September 22, 2008	By:	/s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer