Form 10-Q
period 2008-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2008-12-22
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of December 18, 2008, we had 164,736,291 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2008

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2008	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$84,735	$68,462
RISC loan receivables, net of reserve of $84,711 and $86,312 respectively (NOTE D)	4,247,385	4,260,002
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $267,058 and $ 336,100 respectively, and loss reserve of $19,283 and $ 25,231 respectively (NOTE B)	906,996	1,251,631
Purchased Portfolio (NOTE G)	100,000	-
Interest receivable	39,893	58,382
Accounts receivable	47,084	37,024
Inventory (NOTE C)	79,827	79,069
Property and equipment, net of accumulated depreciation and amortization of $138,945 and $129,986 respectively (NOTE E)	52,302	61,261
Restricted cash	445,592	444,902
Deposits	48,967	48,967
Total assets	$6,052,780	$6,309,879

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$1,350,984	$1,464,133
Notes payable-Senior Lender (NOTE F)	4,691,583	5,029,864
Secured Senior note payable, net (NOTE G)	100,000	-
Convertible Notes payable (NOTE H)	2,817,859	2,665,359
Notes payable-other (NOTE I)	1,411,000	1,147,500
Loans payable-related parties (NOTE J)	342,260	244,760
Other liabilities	-	6,741
Deferred revenue	15,750	22,617

Total liabilities	10,729,435	10,580,974

Deficiency in Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 825 and 825 shares issued and outstanding respectively	82,500	82,500
Common stock, $.001 par value; 340,000,000 shares authorized, 160,200,075 and 130,798,657 shares issued and outstanding respectively	160,200	130,799
Common stock to be issued, 15,875,733 and 12,160,210 shares respectively	15,876	12,160
Additional paid-in-capital	19,998,749	17,727,889
Accumulated deficit	(24,933,980)	(22,224,442)
Total deficiency in stockholders’ equity	(4,676,655)	(4,271,095)

Total liabilities and deficiency in stockholders’ equity	$6,052,780	$6,309,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007

Revenue :
Rental Income, Leases	$78,643	$97,213	$168,337	$202,342
Interest Income, Loans	193,664	158,076	397,707	297,028
Other	28,742	42,015	129,924	81,931
Total Revenues	301,049	297,303	695,969	581,300

Operating expenses:
General and administrative	977,427	1,206,382	2,341,579	2,303,086
Depreciation and amortization	48,088	71,429	109,171	150,825
Total operating expenses	1,025,515	1,277,811	2,450,750	2,453,911

Loss from operations	(724,466)	(980,508)	(1,754,782)	(1,872,611)

Other expenses:
Interest expense and financing cost, net	(273,507)	(214,545)	(952,234)	(384,941)

Net Loss	(997,973)	(1,195,053)	(2,707,016)	(2,257,552)

Preferred dividend payable	1,261	18,100	2,522	22,713

Net loss attributed to common stockholders	$(999,234)	$(1,213,153)	$(2,709,538)	$(2,280,265)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted loss per share attributed to common stockholders	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding	158,640,140	124,797,340	152,754,485	124,385,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENCED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007
(UNAUDITED)

	Six Months Ended October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES :
Net Loss	$(2,707,016)	$(2,280,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	109,171	150,826
Allowance for loss reserves	(8,548)	52,507
Amortization of deferred revenue	(6,867)	(7,700)
Amortization of deferred compensation	-	24,000
Beneficial conversion discount	318,282	-
Equity based compensation	134,281	273,151
Stock based finance cost	855,119	273,008
Forgiveness of dividend payable	-	224,164
Change in fair value of penalty warrant and warrant liability	-	(174)
Changes in operating assets and liabilities:
(Increase) decrease in:		-
Interest Receivables	18,489	(78,667)
Accounts Receivable	(10,060)	27,137
Restricted cash	(690)	(98,417)
Increase (decrease) in:
Accounts payable and accrued expenses	(46,117)	(141,436)
Deferred revenue	-	(4,374)
Net cash used in operating activities	(1,343,956)	(1,586,240)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net Proceed from motorcycles and other vehicles	251,370	(387,865)
Net Proceed from RISC	13,460	(1,121,527)
Paid for Purchase of AML Portfolio	(80,000)	-
Net cash provided by (used in) investing activities	184,830	(1,509,392)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Repayment to senior lender	(338,281)	1,556,639
Net Proceeds from convertible notes	1,052,500	1,175,500
Net Proceeds from other notes	263,500	335,000
Net Loan proceeds from other related parties	97,500	20,000
Net Proceeds from secured note	100,000	-
Net cash provided by financing activities	1,175,219	3,087,139

Net Increase (decrease) in cash and cash equivalents	$16,093	$(8,493)

Unrestricted cash and cash equivalents, beginning of period	$68,642	$22,032
Unrestricted cash and cash equivalents , end of period	$84,735	$13,538

Cash paid for:
Interest	$156,726	$207,406
Income taxes	$993	$6,415

Non-Cash Transactions:
Common stock issued in exchange for previously incurred debt	$900,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2008 and for the three and six month periods ended October 31, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K and Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2008 as disclosed in the Company’s 10-KSB for that year as filed with the SEC.

The results of operations for the three and six months ended October 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2009.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.01 and $0.01 for the three months ended October 31, 2008 and 2007, respectively, and $0.01 and $0.01 for the six months ended October 31, 2008 and 2007, respectively. At October 31, 2008 and 2007, 35,116,084 and 64,704,486 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its financial position, results of operations or cash flows.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS No. 162 will have a material effect on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

Reclassification

Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE B - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at October 31, 2008 and April 30, 2008 consist of the following:

	October 31,	April 30,
	2008	2008

Motorcycles and other vehicles	$1,193,337	$1,612,962
Less: accumulated depreciation	(267,058)	(336,100)
Motorcycles and other vehicles, net of accumulated depreciation	926,279	1,276,862
Less: estimated reserve for residual values	(19,283)	(25,231)
Motorcycles and other vehicles under operating leases, net	$906,996	$1,251,631

Depreciation expense for vehicles for the three and six months ended October 31, 2008 was $43,608 and $100,212, respectively. Depreciation expense for vehicles for the three and six months ended October 31, 2007 was $62,464 and $130,800, respectively.

NOTE C – INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At October 31, 2008, the Company’s inventory of repossessed or returned vehicles valued at market was $79,827, which will be resold.

NOTE D – RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $4,332,096 and $4,346,315 at October 31, 2008 and April 30, 2008, respectively, including deficiency receivables of $96,616 and $30,697, respectively. The following is a schedule by years of future principal payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note F.

Year ending October 31,
2009	$1,004,145
2010	1,099,354
2011	1,134,858
2012	822,761
2013	270,978
$4,332, 096

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE E – PROPERTY AND EQUIPMENT

Major classes of property and equipment at October 31, 2008 and April 30, 2008 consist of the followings:

	October 31, 2008	April 30, 2008
Computer equipment, software and furniture	$191,247	$191,247
Less: accumulated depreciation and amortization	(138,945)	(129,986)
Net property and equipment	$52,302	$61,261

Depreciation and amortization expense for property and equipment was $4,479 and $8,959 for the three months and six months ended October 31, 2008, respectively, and $32,939 for the year ended April 30, 2008. Depreciation and amortization expense for the three and six months ended October 31, 2007 were $8,966 and $20,026, respectively.

NOTE F - NOTES PAYABLE TO SENIOR LENDER

The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at October 31, 2008 is 10.37%.

At October 31, 2008, the notes payable mature as follows:

12 Months Ended
October 31,	Amount
2009	$1,278,434
2011	1,212,707
2012	1,145,431
2013	799,102
2014	255,908
$4,691,582

Notes payable to Senior Lender at April 30, 2008 were $5,029,864.

NOTE G - PURCHASED PORTFOLIO AND SECURED SENIOR NOTE

On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing and agreed to pay the remaining $20,000 upon receipt of additional Purchase Portfolio documentation.  Proceeds from the Purchased Portfolio start accruing to the Company beginning November 1, 2008.

To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the Senior Secured Note holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the Senior Secured Note holder.  The Company is obligated to pay any remainder of the Senior Secured Note by November 1, 2009 and has granted the Senior Secured Note holder a security interest in the Purchased Portfolio.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE G - PURCHASED PORTFOLIO AND SECURED SENIOR NOTE (continued)

Once the Company has paid $150,000 to the Senior Secured Note holder from Purchased Portfolio proceeds, the Company is obligated to pay fifty percent of all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales until the Company and the Senior Secured Note holder mutually agree the Purchase Portfolio has no remaining proceeds.

As of October 31, 2008, the Company carries the Purchased Portfolio at its $100,000 cost, which is less than its estimated market value, and carries the liability for the Senior Secured Note at $100,000, which is net of $50,000 in deferred financing costs that will be amortized over the estimated term of the Senior Secured Note along with the Senior Secured Note holder’s estimated share of Purchased Portfolio proceeds.

NOTE H – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable	October 31, 2008	April 30, 2008
6% Convertible Notes, due various dates from April 22, 2008 to March 31, 2009	$2,007,859	$2,625,359
6.5% Convertible Notes, due various dates from December 12, 2008 to April 17, 2009	400,000	-
9% Convertible Note, due December 30, 2008	40,000	40,000
10% Convertible Note, due from July19, 2008 to March 2, 2009	370,000	-

Total	$2,817,859	$2,665,359

As of October 31, 2008, an aggregate of $655,500 of Convertible Notes Payable were past due.

During the six months ended October 31, 2008, the Company: borrowed from three accredited investors $400,000 in 10% short term unsecured notes with due dates from July 19, 2008 to September 30, 2008 of which $50,000 has been repaid in this period.  At the option of the note holder, the notes are convertible into a fixed conversion price based upon a price equal to a 40% discount from the lowest closing price of the Company’s common stock for the five trading days immediately preceding the receipt of funds by the Company from the purchaser of note.

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

During the six months ended October 31, 2008, the Company sold to nine accredited investors, six month unsecured notes in the aggregate amount of $400,000. The notes bear 6.5 % simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices ranging from $0.03 to $0.06 per share. The notes will mature in six months on various dates through April 17, 2009.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE H – CONVERTIBLE NOTES PAYABLE (continued)

During the six months ended October 31, 2008, the Company sold to seven accredited investors, six month unsecured notes in the aggregate amount of $82,500. The notes bear 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices ranging from $0.05 to $0.07 per share. The notes will mature in six months on various dates through December 25, 2008.

During the quarter ended July 31, 2008, the Company issued 723,684 shares of unregistered common stock, valued at $29,205, in lieu of cash as interest for convertible notes which were converted during the quarter. Additionally, the Company issued 16,941,072 shares of unregistered common stock, valued at $700,000, upon conversion of $700,000 in convertible notes.

During the six months ended October 31, 2008, the Company sold to one accredited investor a four month unsecured note in the aggregate amount of $20,000. The note bears 10% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert the note at maturity, the note will be convertible into shares of common stock at price of $0.034 per share. The note will mature in four months on February 28, 2009.

NOTE I - NOTES PAYABLE - OTHER

Notes Payable - Other	October 31, 2008	April 30, 2008
6% Bridge Loan, due August 15, 2008 and January 1, 2009	$75,000	$75,000
8% Note, due August 15, 2008	40,000	40,000
8% Demand Notes	485,000	375,000
10% Bridge Loans, due various dates from May 15, 2008 March 31, 2009	176,000	275,000
10% Notes, due various dated from August 15, 2008 to March 31, 2009	107,500	232,500
12% Notes due March 31, 2009	145,000	150,000
12% Bridge Notes due October 26, 2008 to January 1, 2009	162,500	0
12.46% Collateralized note due October 29, 2010	220,000	0
Total	$1,411,000	$1,147,500

As of October 31, 2008, an aggregate amount of $162,500 of Notes Payable Other was past due.

During the six months ended October 31, 2008, the Company sold to one accredited investor an unsecured demand note in the amount of $110,000. The note bears 8% simple interest and the interest may be paid in cash or shares of the Company. The principal and interest owing thereon will become due and payable immediately in the event of default on repayment by the Company.

During the six months ended October 31, 2008, the Company repaid $99,000 of 10% Bridge notes and issued 1,634,662 shares of its restricted common stock valued at $.0336 per share in lieu of cash for the $54,925 accrued interest thereon.

During the six months ended October 31, 2008, the Company sold to four accredited investors unsecured notes in the aggregate amount of $80,000. The notes bear 10% simple interest and the interest may be paid in cash or shares of the Company. The principal and interest owing thereon will become due and payable immediately in the event of default on repayment by the Company. The notes mature in two months on various dates through October 24, 2008.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE I - NOTES PAYABLE – OTHER (continued)

During the six months ended October 31, 2008, the Company sold to one accredited investor an unsecured note in the aggregate amount of $20,000. The note bears 10% simple interest. The principal and interest owing thereon will become due and payable immediately in the event of default on repayment by the Company. The note matures on February 28, 2009.

Additionally, during the six months ended October 31, 2008, one 10% note in the amount of $200,000, plus accrued interest thereon in the amount of $16,931.51, were converted into 3,615,523 shares of restricted common stock. As of December 15, 2008, these shares have not been issued.

During the six months ended October 31, 2008, the Company sold to two accredited investors’ unsecured notes in the amount of $170,000 of which $7,500 was repaid. The notes bear 12% simple interest. The notes mature in two months on various dates through November 2, 2008. During the six months ended October 31, 2008, the Company repaid $5,000 of 12% bridge notes.

During the six months ended October 31, 2008, the Company sold to one accredited investors a secured note in the amount of $220,000. The notes bear 12.46% simple interest. The note matures on October 29, 2010 and is secured by a second lien on a pool of motorcycles.

NOTE J - LOANS PAYABLE TO RELATED PARTIES

During the six months ended October 31, 2008, the Company borrowed $100,000 from a Director on a demand basis without interest and repaid $2,500 to one officer. As of October 31, 2008, aggregated loans payable to officers and Directors were $342,260.

NOTE K – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share and $100 stated value per share, of which 35,850 shares have been designated as Series A convertible preferred stock, and 340,000,000 shares of common stock with $0.001 par value per share. As of October 31, 2008 and April 30, 2008, the Company has issued and outstanding 825 and 825 shares of Series A preferred stock issued and outstanding respectively. The Company had 160,200,075 and 130,798,657 shares of common stock issued and outstanding as of October 31, 2008 and April 30, 2008, respectively.

Preferred Stock Series A

On July 20, 2007, one shareholder holding 16,745 shares of Series A preferred stock converted those shares into 10,733,974 shares of common stock and forgave $215,253 in accumulated but unpaid dividends on the preferred shares. On January 31, 2008, three shareholders holding 2,225 shares of preferred stock converted those shares into 1,426,230 shares of common stock. The 12,160,204 shares of common stock issuable upon conversion of the preferred shares had not been physically issued as of October31, 2008.

Common Stock

During the six months ended October 31, 2008 and the six months ended October 31, 2007, the Company expensed $134,281 and $273,151, respectively, for non-cash charges related to stock and option compensation expense.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE K – EQUITY TRANSACTIONS (continued)

During the six months ended October 31, 2008, the Company issued 700,000 shares of unregistered common stock valued at $54,218 as inducements for loans which amount was expensed as financing cost. During the six months ended October 31, 2008, the Company issued 3,402,000 shares of unregistered common stock, valued at $267,000, as penalties for loans.  During the six months ended October 31, 2008, the Company issued 1,634,662 shares of unregistered common stock, valued at $54,924, in lieu of cash as interest for bridge loans. During the six months ended October 31, 2008; the Company issued 723,684 shares of unregistered common stock, valued at $29,205, in lieu of cash as interest for convertible notes. During the six months ended October 31, 2008, the Company issued 16,941,072 shares of unregistered common stock, valued at $700,000, upon conversion of $700,000 in convertible notes resulting in an increase in additional-paid-in capital of $683,059. During the six months ended October 31, 2008, pursuant to an agreement with an investor relations consultant, the Company issued 6,000,000 shares of restricted common stock valued at $520,000. During the six months ended October 31, 2008, the Company agreed to issued 3,333,333 shares of unregistered common stock, valued at $200,000, upon conversion of $200,000 of Bridge notes and the Company agreed to issue 282,190 shares of unregistered common stock, valued at $16,932, in lieu of cash as interest for the Bridge notes resulting in an increase in additional-paid-in capital of $223,316.

NOTE L – SUBSEQUENT EVENTS

During November 2008, the Company sold to two accredited investors, six month unsecured notes in the aggregate amount of $10,000. The notes bear 6.5 % simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices ranging from $0.02 to $0.03 per share. The notes will mature in on various dates through May 20, 2009.

During November 2008, the Company sold to an accredited investor, a four month unsecured note in the aggregate amount of $25,000. The note bears 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert the note at maturity; the notes will be convertible into shares of common stock at a price of $0.02 per share. The note matures on March 25, 2009.

During November 2008, the Company sold to three accredited investors, four month unsecured notes in the aggregate amount of $35,000. The notes bear 10% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices ranging from $0.02 to $0.03 per share. The notes will mature on various dates through March 20, 2009.

In December 2008, the Company cancelled 200,000 shares of its common stock which had been issued as loan penalty shares in error in October 2008 and December 2008.

In December 2008, the Company issued 240,000 shares in connection with a 10% $25,000 bridge loan received in November 2007, of which $17,500 has been repaid, and issued 20,000 shares as penalty for late payment.  In December 2008, pursuant to outstanding loan agreements, the Company issued 476,000 penalty shares valued at $0.03 per share.  In December 2008, a note holder converted $127,800 of convertible notes and $6,812 accrued interest thereon into 4,000,216 shares of common stock.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE M - GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through October 31, 2008, the Company incurred loss of $24,933,980. Of these losses, $2,707,016 was incurred in the six months ending October 31, 2008 and $2,257,552 in the six months ending October 31, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company’s liquidity, the Company’s management is actively pursuing additional equity financing through discussions with investment bankers and private investors and the US Government. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 31, 2008 to the Three Months Ended October 31, 2007

For the three months ended October 31, 2008 and 2007, we have generated limited, but increasing, sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations during the remainder of fiscal year ending April 30 2009 and in the upcoming fiscal year.

Revenues

Revenues totaled $301,049 during the three months ended October 31, 2008 as compared to $297,303 during the three months ended October 31, 2007. Current period revenue was comprised of $78,643 in lease revenue, $193,664 in interest income from RISC loans, and $28,742 in other income. Prior period revenue was comprised of $97,213 in lease revenue, $158,076 in interest income from RISC loans, and $42,015 in other income.

Costs and Expenses

General and administrative expenses were $977,427 during the three months ended October 31, 2008, compared to $1,206,382 during the three months ended October 31, 2007, a decrease of $228,995 or 19%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $360,678; Accounting, audit and professional fees, $178,158; Consulting fees, $39,375; Rent, utilities and Telecomm expenses $104,236; Travel and entertainment, $20,561;and stock based compensation, $67,736. Expenses incurred during the comparative three month period in 2007consisted primarily of the following expenses: Compensation and related costs, $432,173; Accounting, audit and professional fees, $154,188; Consulting fees, $264,455; Rent and utilities, $71,533; Travel and entertainment, $14,401; and stock based compensation, $86,834.

We incurred a non-cash charge of $67,736 during the three months ended October 31, 2008 related to options and shares of common stock and common stock options issued for consulting fees and services. The comparable non-cash charges for the three months ended October 31, 2007 was $86,834.

Net Loss

We incurred a net loss before preferred dividends of $997,973 for our three months ended October 31, 2008 as compared to $1,195,054 for the corresponding interim period in 2007. The $197,081 or 16.5% decrease. The decrease in our net loss before preferred dividends for our three month interim period ended October 31, 2008 was attributable primarily to a $252,297 or 19.7% decrease in operating expenses.

We also incurred non-cash preferred dividend expense of $1,261for our three month period ended October 31, 2008, with an expense of $18,100 in the corresponding interim period of 2007. The decrease in preferred dividend expense was attributable to the conversion of preferred stock to common stock.

Our net loss attributable to common stockholders decreased to $999,234 for our three month period ended October 31, 2008 as compared to $1,213,154 for the corresponding period in 2007. The $213,919 or 17.6% decrease in net loss attributable to common stockholders for our three month period ended October 31, 2008 was due primarily to the $252,297 or 19.7% decrease in operating expenses, and a $58,962 or 27.5% increase in interest expense and financing costs the decrease in preferred dividends of $16,838.

Comparison of the Six Months Ended October 31, 2008 to the Six Months Ended October 31, 2007

For the six months ended October 31, 2008 and 2007, we have generated limited, but increasing, sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations during the remainder of fiscal year ending April 30 2009 and in the upcoming fiscal year.

Revenues

Revenues totaled $695,969 during the six months ended October 31, 2008 as compared to $581,300 during the six months ended October 31, 2007. Current period revenue was comprised of $168,337 in lease revenue, $397,707 in interest income from RISC loans, $25,495 in gain on disposition of vehicles, $3,867 in Preferred Provider Program and $100,562 in other income. Prior period revenue was comprised of $202,342 in lease revenue, $297,028 in interest income from RISC loans, $19,700 in private label fees and Preferred Provider Program and $62,231 in other income.

Costs and Expenses

General and administrative expenses were $2,341,579 during the six months ended October 31, 2008, compared to $2,303,086 during the six months ended October 31, 2007, an increase of $38,493, or 1.6%. Expenses incurred during the current six month period consisted primarily of the following expenses: Compensation and related costs, $787,722; Accounting, audit and professional fees, $224,345; Consulting fees, $104,175; Rent, utilities and Telecomm expenses $198,129; Travel and entertainment, $31,273; and stock based compensation, $654,730. Expenses incurred during the comparative six month period in 2007 consisted primarily of the following expenses: Compensation and related costs, $933,486; Accounting, audit and professional fees, $161,592; Consulting fees, $344,701; Rent and utilities, $145,947; Travel and entertainment, $38,598; and stock based compensation, $273,151.

We incurred a non-cash charge of $654,730 during the six months ended October 31, 2008 related to options and shares of common stock issued for consulting fees and services. We did not incurred a non-cash charge during the six months ended October 31, 2007 related to options and shares of common stock issued for consulting fees and services. For the six months ended October 31, 2008, we incurred a non-cash charge of $327,218 related to shares of common stock issued for financing cost and a non-cash charge of $318,182 for beneficial conversion discount for convertible securities issued during the period,. For the six months ended October 31, 2007, we incurred a non-cash charge of $105,133 related to shares of common stock issued for financing cost.

Net Loss

We incurred a net loss before preferred dividends of $2,707,016 for our six months ended October 31, 2008 as compared to $2,257,552 for the corresponding interim period in 2007. The $449,463 or 19.9% increase in our net loss before preferred dividends for our six month interim period ended October 31, 2008 was attributable to a $114,668, 19.7%, increase in revenue, and a $532,489, 500% increase in non-cash financing costs and beneficial conversion discount, and a $34,804, 12.5% increase in interest expense.

We also incurred non-cash preferred dividend expense of $2,522 for our six month period ended October 31, 2008 as compared with a non-cash expense of $22,713 in the corresponding interim period of 2007. The decrease in preferred dividend expense was attributable to the conversion of preferred shares to common stock.

Our net loss attributable to common stockholders increased to $2,709,538 for our six month period ended October 31, 2008 as compared to $2,280,265 for the corresponding period in 2007. The $429,273 increase in net loss attributable to common stockholders for our six month period ended October 31, 2008 was due to the increase in net loss and the decrease in preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2008, we had a deficit net worth of $4,676,655. We generated a deficit in cash flow from operations of $1,343,956 for the six months ended October 31, 2008. This deficit is primarily attributable to our net loss from operations of $2,707,016, partially offset by depreciation and amortization of $109,171, other non-cash charges totaling $1,307,682 and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses decreased by $46,117, other receivables decreases of $18,489 and prepaid expenses increased by $10,060.

Cash flows provided by investing activities for the six months ended October 31, 2008 was $184.830, primarily due to the net sale of RISC contracts of $13,460 and payments from motorcycles and vehicles of $251,370, offset by the purchase of a portfolio of loans secured by leases for $800,000.

We met our cash requirements during the six month period through proceeds of convertible notes of $1,072,500, proceeds of notes payable $343,500 and loans payable to officers $97,500 and net payments on debt financing of $338,281. Additionally, we have received limited revenues from leasing and financing motorcycles and other vehicles, fees from our municipal lease program, and from our Preferred Provider Program.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At October 31, 2008 we had 15 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

We estimate that we will need to raise approximately $2,000,000 in additional funds to fully implement our business plan during the next twelve months and for our general operating expenses. As of October 31, 2008, we have do not have sufficient operating capital to continue our planned business operations for the next twelve months and for our general operating expenses.

The Company obtained a senior credit facility in July 2005, which was subsequently renewed.  In August 2008, reflective of the current restrictive credit environment, this lender significantly tightened its lending criteria which, in turn, has caused us to tighten our credit criteria, thereby significantly limiting our ability to purchase RISC Contracts and purchase vehicles for lease. In August 2008, we signed a commitment letter with a European based bank for a one year $25 million renewable senior secured credit facility, which under certain conditions can be extended for a second year. The closing of this facility is subject to due diligence, documentation and certain other terms. If we successfully complete the conditions of this bank, we anticipate the closing of this facility will occur early in our third fiscal quarter.  We have an agreement with a domestic bank for the leasing of vehicles and equipment by state, political subdivisions thereof or other governmental or 501(c) (3), not for profit entities. Under this agreement, we receive certain fees for finding, negotiating and documenting lease transactions purchased by this bank. This agreement is exclusive as to motorcycles and other powersports equipment and non-exclusive for other equipment and vehicles. A number of these transactions are solicited from our dealer base. In October 2008, we entered into a Vendor Program Agreement with a private funding source which will provide commercial, non-governmental, non-consumer leases, rentals and other customized funding arrangements for the acquisition of powersports vehicles to customers referred to this funding source by the Company. Under this agreement, we receive certain fees for finding, negotiating and documenting lease transactions purchased by this funding source. We are continuously seeking additional credit facilities and long term debt financing. Any debt financing, if available, would likely require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources to finance our general operating expenses and our growth, on terms acceptable to us, this would have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development to a more limited scale.

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

In order to improve the Company’s liquidity, the Company’s management is actively pursuing additional financing through discussions with investment bankers, financial institutions and private investors. There can be no assurance the Company will be successful in its effort to secure additional financing.

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

Our future performance and success is dependent upon the efforts and abilities of our management. To a very significant degree, we are dependent upon the continued services of Anthony L. Havens, our President and Chief Executive Officer and member of our Board of Directors. If we lost the services of either Mr. Havens, or other key employees before we could get qualified replacements, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our management.

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

Website Development Costs

We have incurred costs to develop a proprietary web-based private label financing program for processing including web access, processing credit applications, consumer contracts and other related documents and processes. The Company has elected to recognize the costs of developing its website and related intellectual property the website development costs in accordance with Emerging Issue Task Force (“EITF”) No. 00-02, “Accounting for Website Development Costs.” As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the quarter ended October 31, 2008 and July 31, 2008, the Company expensed $13,519 and $12,685 respectively as website development costs.

RECENT ACCOUNTING PRONOUNCEMENT

There have been no significant new pronouncements since the issuance of the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2008.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August 2008, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to seven accredited investors an aggregate of $80,000 in short term, unsecured 10% notes due October 2008. As inducements for these loans, the Company agreed to issue one share of unregistered common stock for each dollar lent.  In the event of default, the interest rate is to increase to 20%. In the event of default, the holders of notes for $50,000 are entitled to an additional 0.2 share of unregistered common stock, for each month the default is not cured, for each dollar lent, and the holders of notes for $30,000 are entitled to one additional share of unregistered common stock, on a one-time basis, for each dollar lent.

During the three months ended October 31, 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to one accredited investor a short term, sixty day unsecured 12% note in the amount of $70,000.  As an inducement for the loan, the Company issued 70,000 shares of its restricted common stock to the lender. The principal and interest owing thereon will become due and payable immediately in the event of default on repayment by the Company. In the event of default, the interest rate shall be increased to 25%, and the Company shall issue to the lender 56,000 shares of its common stock for each month the note remains unpaid. Additionally, in the event of default, the note shall be collateralized by a subordinated security interest in all of the Company’s assets.

During the three months ended October 31, 2008, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to three accredited investors six month unsecured notes in the aggregate amount of $40,000.  The notes bear 6.5% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at a price equal to a 40% discount from the lowest closing price of the Company’s common stock for the five trading days immediately preceding the receipt of funds by the Company from the purchaser of notes. The notes will mature on various dates through April 17, 2009.

During the three month period ended October 31, 2008, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company borrowed from one accredited investor a four month unsecured note in the amount of $20,000. The note bears 10% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert the note at maturity, the note will be convertible into shares of common stock at a price of $0.034 per share. The note will mature on March 2, 2009.

In August 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to an accredited investor a $200,000 11% note, secured by equipment, due August 2010.  In October 2008, the note was amended to a $220,000 12.462% note due October 29, 2010.  Beginning with November 29, 2008, the Company is to make monthly principal and interest payments of $10,404. In connection with the amendment, the Company agreed to issue the lender 250,000 shares of common stock.

During November 2008, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to two accredited investors, six month unsecured notes in the aggregate amount of $10,000. The notes bear 6.5 % simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices ranging from $0.02 to $0.03 per share. The notes will mature on various dates through May 20, 2009.

During November 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to an accredited investor, a four month unsecured note in the aggregate amount of $25,000. The note bears 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert the note at maturity; the note will be convertible into shares of common stock at a price of $0.02 per share. The note matures on March 25, 2009.

During November 2008, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to three accredited investors, four month unsecured notes in the aggregate amount of $35,000. The notes bear 10% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices ranging from $0.02 to $0.03 per share. The notes will mature on various dates through March 20, 2009.

During November 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to one accredited investor, a 10% $25,000 bridge loan, of which $17,500 has been repaid, and in December 2008, the Company issued 240,000 shares in consideration of the loan and 20,000 shares as penalty for late payment.

During December 2008, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to three accredited investors, four month unsecured notes in the aggregate amount of $80,000. The notes bear 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert the note at maturity; the notes will be convertible into shares of common stock at a price of $0.02 per share. The notes will mature on various dates through April 5, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

In October 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to an accredited investor a $150,000 note, secured by equipment, due November 1, 2009.  The Company is to make biweekly payments from proceeds from collection of certain receivables, credited against the amount due.  Additionally, after full repayment, the Company is to pay the lender 50% of remaining proceeds from collection of such receivables.

ITEM 6.   EXHIBITS.

The following exhibits are filed with this report:

Exhibit No.	Description
11
Statement re: computation of per share earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-Q.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

Date: December 22, 2008	By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: December 22, 2008	By:	/s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer