Form 10-Q
period 2009-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2009-03-23
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

As of March 23, 2009, we had 168,398,291shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,810	$68,462
RISC loan receivables, net of reserve of $96,972 and $86,312 respectively (NOTE D)	3,811,034	4,260,002
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $256,866 and $336,100 respectively, and loss reserve of $18,898 and $25,231 respectively (NOTE B)	734,205	1,251,631
Purchased portfolio (NOTE G)	82,554	-
Interest receivable	56,405	58,382
Accounts receivable	157,858	37,024
Inventory (NOTE C)	68,437	79,069
Property and equipment, net of accumulated depreciation and amortization of $143,425 and $129,986 respectively (NOTE E)	47,822	61,261
Deferred financing cost, net of amortization of $30,316 (NOTE K)	697,259	-
Restricted cash	410,930	444,902
Deposits	48,967	48,967
Total assets	$6,123,280	$6,309,879

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

Liabilities:
Bank overdraft	$57,378	$-
Accounts payable	1,104,630	916,152
Interest payable	385,657	242,422
Other accrued expenses	389,361	305,559
Notes payable-Senior Lender (NOTE F)	4,194,814	5,029,864
Secured Senior note payable, net (NOTE G)	107,195	-
Convertible Notes payable (NOTE H)	3,185,559	2,665,359
Notes payable-other (NOTE I)	1,556,000	1,147,500
Loans payable-related parties (NOTE J)	378,260	244,760
Other liabilities	-	6,741
Deferred revenue	14,400	22,617
Total liabilities	11,373,255	10,580,974

Deficiency in Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 825 and 825 shares issued and outstanding, respectively	82,500	82,500
Common stock, $.001 par value; 340,000,000 shares authorized, 167,422,291 and 130,798,657 shares issued and outstanding, respectively	167,422	130,799
Common stock to be issued, 16,045,733 and 12,160,210 shares, respectively	16,046	12,160
Additional paid-in-capital	20,387,915	17,727,889
Accumulated deficit	(25,903,859)	(22,224,442)
Total deficiency in stockholders’ equity	(5,249,976)	(4,271,095)
Total liabilities and deficiency in stockholders’ equity	$6,123,280	$6,309,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 AND 2008
(UNAUDITED)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2009	2008	2009	2008

Revenue:
Rental Income, Leases	$70,235	$100,612	$238,573	$302,953
Interest Income, Loans	184,405	153,685	582,113	446,338
Other	23,628	34,309	153,551	116,240
	278,268	288,605	974,237	865,532

Operating expenses:
General and administrative	886,927	683,698	3,228,507	2,950,249
Depreciation and amortization	44,361	67,930	153,532	218,755

Total operating expenses	931,289	751,628	3,382,039	3,169,004

Loss from operations	(653,020)	(463,023)	(2,407,802)	(2,303,472)

Other expense:
Interest expense and financing cost, net	(315,597)	(335,207)	(1,267,831)	(749,521)
Change in value of warrant liabilities	-	202	-	202

Net loss	(968,617)	(798,028)	(3,675,633)	(3,052,791)

Preferred dividend	1,261	16,797	3,784	26,022

Net loss attributed to common stockholders	$(969,878)	$(814,825)	$(3,679,417)	$(3,078,813)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted loss per share attributed to
common stockholders	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	163,047,625	127,361,318	156,183,425	125,378,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008
(UNAUDITED)

	Nine Months Ended
	January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,679,417)	$(3,078,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153,533	119,682
Allowance for loss reserve	4,326	49,580
Amortization of deferred revenue	(8,217)	(11,550)
Amortization of deferred financing cost	30,316	-
Amortization of deferred compensation	-	24,000
Beneficial conversion discount	325,000	-
Equity based compensation	1,040,324	439,511
Stock based finance cost	416,469	334,225
Forgiveness of dividends payable	-	224,163
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	1,977	(21,026)
Prepaid expenses and other assets	(147,702)	(41,145)
Restricted cash	33,973	(112,604)
Increase (decrease) in:
Accounts payable and accrued expenses	499,716	(85,243)
Deferred revenue	-	(8,748)
Net cash used in operating activities	(1,329,702)	(2,167,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (Payments for) motorcycles and other vehicles	383,666	(199,604)
Proceeds from (Purchase of) RISC contracts	438,309	(1,114,317)
Purchases of portfolio	(82,554)	-
Net cash provided by (used in) investing activities	739,421	(1,313,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments for finance closing costs	(727,575)	-
Net (repayment to) proceeds from notes from banks	(835,050)	1,455,603
Net proceeds from convertible notes	1,348,000	1,200,500
Net proceeds from other notes	408.500	765,000
Net loan proceeds from other related parties	133,500	40,000
Net proceeds from secured note	144,695	-
Net cash provided in financing activities	472,070	3,461,103
Net (decrease) in cash	(118,211)	(20,786)
Cash and cash equivalents, beginning of period	68,642	22,031
Cash and cash equivalents, end of period	$(49,569)	$1,247

Cash paid for:
Interest	$260,106	$452,840
Income Taxes	$1,368	$6,715

Non-cash transactions:
Common stock issued in satisfaction of debt	$1,027,800	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The Company is in the business as an originator and indirect lender for retail installment loan and lease financing for the purchase or lease of new or used motorcycles (specifically 55,000 and higher) and utility-oriented 4-stroke all terrain vehicles (ATVs).

The accompanying unaudited condensed consolidated financial statements as of January 31, 2009 and for the three and nine month periods ended January 31, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2008 as disclosed in the Company's 10-KSB for that year as filed with the SEC.

The results of the three and nine months ended January 31, 2009 are not necessarily indicative of the results to be expected for the full year ending April 30, 2009.

On December 10, 2008, we formed Sparta Funding LLC, a Delaware limited liability company, for which we are the sole member.

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

The Company purchases Retail Installment Sales Contracts (“RISC”) from motorcycle dealers. The RISCs are secured by liens on the titles to the vehicles. The RISCs are accounted for as loans. Upon purchase, the RISCs appear on the Company’s balance sheet as RISC loan receivable.  Interest income on these loans is recognized when it is earned.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.01 and $0.01 for the three months ended January 31, 2009 and 2008, respectively, and $0.02 and $0.02 for the nine months ended January 31, 2009 and 2008, respectively. At January 31, 2009 and 2008, 35,536,084 and 25,293,361 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
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
JANUARY 31, 2009
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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
(UNAUDITED)

NOTE B - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at January 31, 2009 and April 30, 2008 consist of the following:

	January 31, 2009	April 30, 2008
Motorcycles and other vehicles	$1,009,970	$1,612,962
Less: accumulated depreciation	(256,867)	(336,100)
Motorcycles and other vehicles, net of accumulated depreciation	753,103	1,276,862
Less: estimated reserve for residual values	(18,898)	(25,231)
Motorcycles and other vehicles under operating leases, net	$734,205	$1,251,631

Depreciation expense for vehicles for the three and nine months ended January 31, 2009 was $39,882 and $140,094, respectively. Depreciation expense for vehicles for the three and nine months ended January 31, 2008 was $59,515 and $190,315, respectively.

NOTE C - INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At January 31, 2009, the Company had repossessed vehicles of value $68,437, which will be resold.

NOTE D - RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $3,908,006 and $4,346,315 at January 31, 2009 and April 30, 2008, respectively, including deficiency receivables of $29,112 and $30,397, respectively. The following is a schedule by years of future principal payments related to these receivables.

12 Months Ending January 31,	Amount
2010	$939,768
2011	1,093,229
2012	1,055,169
2013	675,686
2014	144,153
$3,908,006
Less: allowance for doubtful receivables	(96,972)
Net receivables	$3,811,034

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
(UNAUDITED)

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment at January 31, 2009 and April 30, 2008 consist of the followings:

	January 31, 2009	April 30, 2008
Computer equipment, software and furniture	$191,247	191,247
Less: accumulated depreciation and amortization	(143,425)	(129,986)
Net property and equipment	$47,822	61,261

Depreciation expense was $4,479 and $13,439 for the three and nine months ended January 31, 2009, respectively. Depreciation and amortization expense was $8,415 and $28,441 for the three and nine months ended January 31, 2008, respectively.

NOTE F - NOTES PAYABLE TO SENIOR LENDER

The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at January 31, 2009 is 10.42%.

At January 31, 2009, the notes payable mature as follows:

12 Months Ending
January 31,	Amount
2010	$1,230,785
2011	1,133,664
2012	1,040,795
2013	644,559
2014	145,012
Total	$4,194,814

Notes payable to Senior Lender at April 30, 2008 were $5,029,864.

NOTE G - PURCHASED PORTFOLIO AND SECURED SENIOR NOTE

On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing and agreed to pay the remaining $20,000 upon receipt of additional Purchase Portfolio documentation.  Proceeds from the Purchased Portfolio began accruing to the Company on November 1, 2008.

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
JANUARY 31, 2009
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

As of January 31, 2009, the Company carries the Purchased Portfolio at $82,554 representing its $100,000 cost, which is less than its estimated market value, less collections through the period. The Company and carries the liability for the Senior Secured Note at $107,195, which is net of note reductions and is net of $37,500 in deferred financing costs that is being amortized over the estimated one-year term of the Senior Secured Note.

NOTE H – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable	January 31, 2009	April 30, 2008
6% Convertible Notes, due various dates from April 22, 2008 to March 31, 2009	$1,853,059	$2,625,359
6.5% Convertible Notes, due various dates from March 31, 2009 to May 20, 2009	410,000	-
9% Convertible Note, due March 31, 2009	40,000	40,000
8% Convertible Notes, due various dates from March 25, 2009 to May15, 2009	477,500	-
10% Convertible Note, on March 31, 2009	405,000	-

Total	$3,185,559	$2,665,359

As of January 31, 2009, an aggregate of $424,000 of Convertible Notes Payable were past due.

One 10% Note in the original amount of $250,000 of which $50,000 has been paid is past due. In the event of default on payment by the Borrower, the default interest rate on the unpaid principle balance shall be increased to an annual rate of twenty (20%) percent. Additionally, in the event of default on repayment by the Borrower, for each month, or portion thereof, the Company is in default, the Company is required to issue to the Holder 50,000 shares of its common stock.

During the nine months ended January 31, 2009, the Company borrowed $400,000 in 10% short term unsecured notes with due dates from July 19, 2008 to March 31, 2009 of which $50,000 has been repaid in the period.  At the option of the note holder, the notes are convertible at a conversion price based upon a price equal to a 40% discount from the lowest closing price of the Company’s common Stock for the five trading days immediately preceding the receipt of funds by the Company from the purchaser of note.

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

During the nine months ended January 31, 2009, the Company sold short-term unsecured notes in the aggregate amount of $410,000. The notes bear 6.5% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices ranging from $0.013 to $0.06 per share. The notes will mature on various dates through May 20, 2009.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
(UNAUDITED)

NOTE H – CONVERTIBLE NOTES PAYABLE (continued)

During the nine months ended January 31, 2009, the Company sold short-term unsecured notes in the aggregate amount of $82,500. The notes bear 6% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices ranging from $0.05 to $0.07 per share. Notes for $30,000 matured in November 2009 and the other notes will mature on March 31, 2009.

During the nine months ended January 31, 2009, the Company sold four-month unsecured notes in the aggregate amount of $477,500. The notes bear 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices ranging from $0.013 to $0.042 per share. The notes will mature on various dates through May 15, 2009.

During the nine months ended January 31, 2009, the Company sold four-month unsecured notes in the aggregate amount of $55,000. The notes bear 10% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices ranging from $0.014 to $0.034 per share. The notes will mature in four months on various dates through March 31, 2009.

During the quarter ended July 31, 2008, the Company issued 723,684 shares of common stock, valued at $29,205, in lieu of cash as interest for convertible notes which were converted during the quarter. Additionally, the Company issued 16,941,072 shares of common stock, valued at $700,000, upon conversion of $700,000 in convertible notes.

During the quarter ended January 31, 2009, the Company issued 227,068 shares of common stock, valued at $6,812.05, in lieu of cash as interest for convertible notes which were converted during the quarter. Additionally, the Company issued 3,773,148 shares of common stock, valued at $127,800, upon conversion of $127,800 in convertible notes.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
(UNAUDITED)

NOTE I - NOTES PAYABLE - OTHER

Notes Payable - Other	January 31, 2009	April 30, 2008
6% Bridge Loan, due March 31, 2009	$75,000	$75,000
8% Note, due March 31, 2009	40,000	40,000
8% Demand Notes	485,000	375,000
10% Bridge Loans, due March 31, 2009	321,000	275,000
10% Notes, due various dated from January 15, 2009 to March 31, 2009	107,500	232,500
12% Notes due March 31, 2009	145,000	150,000
12% Bridge Notes due November 2, 2008 to January 1, 2009	162,500	0
12.46% Collateralized note due October 29, 2010	220,000	0
Total	$1,556,000	$1,147,500

As of January 31, 2009, an aggregate amount of $117,500 of Notes Payable Other was past due.

A 12% Note in the amount of $100,000 issued in September 2008, of which $7,500 has been repaid leaving a balance of $92,500 which is currently past due. In the event of default on repayment by the Borrower, the Default interest rate on the unpaid principal balance shall be increased to an annual rate of twenty (20%) percent. Additionally, In the event of default on repayment by the Borrower, the number of Commitment Shares issued to the Holder shall be increased by twenty (20%) percent for each month or portion thereof that such default has not been cured.

During the nine months ended January 31, 2009, the Company sold an unsecured demand note in the amount of $110,000. The note bears 8% simple interest and the interest may be paid in cash or shares of the Company. The principal and interest owing thereon will become due and payable immediately in the event of default on repayment by the Company.

During the nine months ended January 31, 2009, the Company repaid $99,000 of 10% Bridge notes and issued 1,634,662 shares of its common stock valued at $.0336 per share in lieu of cash for the $54,925 accrued interest thereon.

During the nine months ended January 31, 2009, the Company sold unsecured notes in the aggregate amount of $70,000. The notes bear 10% simple interest and the interest may be paid in cash or shares of the Company. The principal and interest owing thereon will become due and payable immediately in the event of default on repayment by the Company. The notes mature in two months on various dates through March 31, 2009.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
(UNAUDITED)

NOTE I - NOTES PAYABLE – OTHER (continued)

During the nine months ended January 31, 2009, the Company sold unsecured Bridge notes in the aggregate amount of $130,000 and authorized the issuance of 520,000 shares of its common stock valued at $37,800 as inducements for the loans. The notes bear 10% simple interest and the interest may be paid in cash or shares of the Company. The principal and interest owing thereon will become due and payable immediately in the event of default on repayment by the Company. The notes mature in four months on various dates through May 26, 2009.

During the nine months ended January 31, 2009, the Company sold an unsecured bridge note in the amount of $20,000. The note bears 10% simple interest and the interest may be paid in cash or shares of the Company. The principal and interest owing thereon will become due and payable immediately in the event of default on repayment by the Company. The note matures on March 31, 2009.

During the nine months ended January 31, 2009, the Company sold an unsecured note in the aggregate amount of $25,000 and authorized the issuance of 100,000 shares of its common stock valued at $7,000 as inducement for the loan. The note bears 10% simple interest. The principal and interest owing thereon will become due and payable immediately in the event of default on repayment by the Company. The note matured on January 15, 2009.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
(UNAUDITED)

NOTE I - NOTES PAYABLE – OTHER (continued)

Additionally, during the nine months ended January 31, 2009, one 10% note in the amount of $200,000, plus accrued interest thereon in the amount of $16,931.51, were converted into 3,615,523 shares of common stock. As of December 15, 2008, these shares have not been issued.

During the nine months ended January 31, 2009, the Company sold unsecured notes in the amount of $170,000 of which $7,500 was repaid. The notes bear 12% simple interest. The notes mature in two months on various dates through November 2, 2008.

During the nine months ended January 31, 2009, the Company sold a secured note in the amount of $220,000. The notes bear 12.46% simple interest. The note matures on October 29, 2010 and is secured by a second lien on a pool of motorcycles.

NOTE J - LOANS PAYABLE TO RELATED PARTIES

During the nine months ended January 31, 2009, the Company borrowed $136,000 from a Director on a demand basis without interest and repaid $2,500 to one officer. As of January 31, 2009, aggregated loans payable to officers and Directors were $378,260.

NOTE K -  REVOLVING CREDIT AGREEMENT

On December 19, 2008, our wholly owned subsidiary, Sparta Funding LLC, entered into a one year, extendable revolving secured credit agreement with Autobahn Funding Company LLC as Lender and DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”) as Administrative Agent and Liquidity Agent in the amount of $25,000,000 for the purpose of financing retail installment sales contracts and leases secured by new and used powersports vehicles (motorcycles over 600cc, select scooters and ATVs). Additionally, a portion of this facility can be used to finance municipal and commercial fleet leases.  Prior to the initial drawdown from the facility,  the Company is required to meet certain financial covenants. As of January 31, 2009, the Company has not met those covenants.

During the three months ended January 31, 2009, the Company incurred financing closing cost of $727,575 related to the above revolving credit agreement.  The Company anticipates satisfying the financial covenants required to begin drawing on the facility and therefore is amortizing the deferred financing costs over the expected two year term of the revolving credit agreement. However, there can be no assurance that the financial covenants can be satisfied. The amortization expenses on deferred financing cost was $30,316 for the three and nine months ended January 31, 2009.

NOTE L – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share and $100 stated value per share, of which 35,850 shares have been designated as Series A convertible preferred stock, and 340,000,000 shares of common stock with $0.001 par value per share. As of January 31, 2009 and April 30, 2008, the Company had 825 shares of Series A preferred stock issued and outstanding. As of January 31, 2009 and April 30, 2008, the Company had 167,422,291 and 130,798,657 shares of common stock issued and outstanding, respectively.

Preferred Stock Series A

On July 20, 2007, one shareholder holding 16,745 shares of Series A preferred stock converted those shares into 10,733,974 shares of common stock and forgave $215,253 in accumulated but unpaid dividends on the preferred shares. On January 31, 2008, three shareholders holding 2,225 shares of preferred stock converted those shares into 1,426,230 shares of common stock. The 12,160,204 shares of common stock issuable upon conversion of the preferred shares had not been physically issued as of January 31, 2009.

Common Stock

During the nine months ended January 31, 2009 and 2008, the Company expensed $1,456,793 and $773,736, respectively, for non-cash charges related to stock and option compensation expense.

During the nine months ended January 31, 2009, the Company issued 940,000 shares of common stock valued at $60,600 as inducements for loans which amount was expensed as financing cost. During the nine months ended January 31, 2009, the Company issued 4,384,000 shares of common stock, valued at $314,140, as penalties for loans.  During the nine months ended January 31, 2009, the Company issued 2,585,420 shares of common stock, valued at $90,942, in lieu of cash as interest for bridge and convertible loans. During the nine months ended January 31, 2009, the Company issued 16,941,070 shares of common stock, valued at $700,000, upon conversion of $700,000 in convertible notes resulting in an increase in additional-paid-in capital of $683,059. During the nine months ended January 31, 2009, the Company issued 3,773,147 shares of common stock, valued at $127,800, upon conversion of $127,800 in convertible notes resulting in an increase in additional-paid-in capital of $124,027.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
(UNAUDITED)

NOTE L – EQUITY TRANSACTIONS (continued)

During the nine months ended January 31, 2009, the Company issued 1,500,000 shares of common stock valued at $90,000 to three individuals who are members of the Company’s Advisory Council.

During the nine months ended January 31, 2009, pursuant to agreements with two investor relations consultants, the Company issued 6,500,000 shares of common stock valued at $550,000.

During the nine months ended January 31, 2009, the Company agreed to issued 3,333,333 shares of common stock, valued at $200,000, upon conversion of $200,000 of Bridge notes and the Company agreed to issue 282,190 shares of common stock, valued at $16,932, in lieu of cash as interest for the Bridge notes resulting in an increase in additional-paid-in capital of $223,316.  These shares had not been issued as of January 31, 2009.

NOTE M – SUBESQUENT EVENTS

In February 2009, a holder of 200 shares of preferred stock requested the conversion of its’ preferred shares, according to the terms of the preferred stock, into 128,210 shares of common stock.

In February, the Company borrowed $33,000 on a demand basis with interest at 8%.

During February and March 2009, the Company sold four-month unsecured notes in the aggregate amount of $145,000. The notes bear 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices ranging from $0.02 to $0.05 per share. The notes will mature in six months on various dates through July 2, 2009.

NOTE N - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through January 31, 2009, the Company incurred losses of $25,903,859. Of these losses, $3,679,417 were incurred in the nine months ending January 31, 2009 and $3,708,813 in the nine months ending January 31, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to provide cash from financing activities and develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the Company’s efforts will be successful. However, there can be no assurance that management’s actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company’s management is seeking to begin drawing on its revolving credit agreement (see Note K) by actively pursuing additional equity financing through discussions with investment bankers and private investors and the US Government. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended April 30, 2008 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

"FORWARD-LOOKING" INFORMATION

This report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2009 TO THE THREE MONTHS ENDED JANUARY 31, 2008

For the three months ended January 31, 2009 and 2008, we have generated limited, but increasing, sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations during the remainder of fiscal 2009 and in the upcoming fiscal year.

REVENUES

Revenues totaled $278,268 during the three months ended January 31, 2009 as compared to $288,605 during the three months ended January 31, 2008. Current period revenue was comprised of $70,235 in lease revenue, $184,405 in loan revenue, $1,350 in Private Label and Preferred Provider Program fees and $22,278 in other income. Prior period revenue was comprised primarily of $100,612 in lease revenue, $153,685 in loan revenue, $3,850 in Private Label and Preferred Provider Program fees and $30,459 in other income.

COSTS AND EXPENSES

General and administrative expenses were $886,927 during the three months ended January 31, 2009, compared to $683,698 during the three months ended January 31, 2008, an increase of $203,230 or 29.7%. Expenses incurred during the current three month period consisted primarily of the following expenses: Rent, utilities and Telecom $371,445; Accounting, audit and professional fees, $48,597; Consulting fees, $48,475; Rent, utilities and telecom, $89,371, Travel and meals and entertainment, $7,070 and Advertising, Marketing and Website expenses of $6,608. Expenses incurred during the comparative three month period in 2008 consisted primarily of the following expenses: Compensation and related costs, $385,540; Accounting, audit and professional fees, $44,410; Consulting fees, $34,348; Rent and utilities, $66,670, Travel and entertainment, $14,600 and Marketing expenses of $4,134.

We incurred non-cash charges of $186,043 during the three months ended January 31, 2009, of which $125,636 is related to options and shares of common stock issued for consulting fees and services, $55,407 is related to shares and warrants for financing cost and $5,000 for stock based employee compensation. We incurred non-cash charges of $236,598 during the three months ended January 31, 2008, of which $69,703 is related to options and shares of common stock issued to employees and $166,895 is related to shares and warrants for financing cost.

NET LOSS

We incurred a net loss before preferred dividends of $968,617 for our three months ended January 31, 2009 as compared to $798,028 for the corresponding interim period in 2008. The $170,589 or 21.4% increase in our net loss before preferred dividends for our three month interim period ended January 31, 2009 was attributable primarily to a 3.6% decrease in revenue and a 27.9% increase in operating expenses and a 14.9% decrease in interest expense and financing costs. We also incurred non-cash preferred dividend expense of $1,261 for our three month period ended January 31, 2009, compared with an expense of $16,797 in the corresponding interim period of 2008.

Our net loss after dividends attributable to common stockholders increased to $969,878 for our three month period ended January 31, 2009 as compared to $814,825 for the corresponding period in 2008. The $155,053 increase in net loss attributable to common stockholders for our three month period ended January 31, 2009 was due to the $10,337 decrease in revenuers and the $209,977 in crease in operating expenses, the $49,926 decrease in interest expenses and financing costs and the $15,536 decrease in preferred dividend.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2009
TO THE NINE MONTHS ENDED JANUARY 31, 2008

For the nine months ended January 31, 2009 and 2008, we have generated limited, but increasing, sales revenues, have incurred significant expenses, and have sustained significant losses. We believe we will continue to earn increasing revenues from operations during the remainder of fiscal 2009 and in the upcoming fiscal year.

REVENUES

Revenues totaled $974,237 during the nine months ended January 31, 2009 as compared to $865,532 during the nine months ended January 31, 2008. Current period revenue was comprised primarily of $238,573 in lease revenue, $582,113 in loan revenue, $5,217 in Preferred Provider Program fees, and $148,334 in other income. Prior period revenue was comprised primarily of $302,953 in lease revenue, $446,338 in loan revenue, $23,550 in Preferred Provider Program fees, and $92,690 in other income.

COSTS AND EXPENSES

General and administrative expenses were $3,228,507 during the nine months ended January 31, 2009, compared to $2,950,249 during the nine months ended January 31, 2008, an increase of $278,258 or 9.4%. Expenses incurred during the current nine month period consisted primarily of the following expenses: Compensation and related costs, $1,124,479; Accounting, audit, legal and other professional fees, $272,942; Consulting fees, $152,650; Rent and utilities, $287,500; Travel and entertainment, $38,343 and Advertising and Marketing of $16,337. Expenses incurred during the comparative nine month period in 2008 consisted primarily of the following expenses: Compensation and related costs, $1,319,027; Accounting, audit, legal and other professional fees, $206,003; Consulting fees, $300,897; Rent and utilities, $212,617 Travel and entertainment, $53,198 and Advertising and Marketing of  $18,729.

For the nine months ended January 31, 2009, we had expensed non-cash costs of $396,804 related to shares and warrants granted in connection with debt financing, $318,182 for beneficial discount on debt conversion privileges, $194,688 in stock and options issued to employees and $645,449 in stock and warrants issued to consultants. During nine months ending January 31, 2008, we recorded non-cash income of $299,663 related to the decrease in value of warrants issued with registration rights and other expenses. For the nine months ended January 31, 2008, we had expensed non-cash costs of $297,401 related to shares and warrants granted in connection with debt financing, $217,311 in stock and options issued to employees and $167,160 in stock and warrants issued to consultants.

NET LOSS

We incurred a net loss before preferred dividends of $3,675,633 for our nine months ended January 31, 2009 as compared to $3,052,791 for the corresponding interim period in 2008. The $622,843 or 20.4% increase in our net loss before preferred dividends for our nine month interim period ended January 31, 2009 was attributable to a $108,705 or 12.6% increase in revenue, a $278,258 or 9.4% increase in operating expenses and non-cash financing costs (of which there was an $455,666 (118.5%) increase in non-cash equity based compensation), and a $488,197 or 65.2% increase in interest expense and  non-cash financing costs of which $418,306 was an 139.6% increase in non-cash financing costs.

We also incurred non-cash preferred dividend expense of $3,784 for our nine month period ended January 31, 2009 as compared with a non-cash expense of $26,022 in the corresponding interim period of 2008. The decrease in preferred dividend expense primarily attributable to the conversion of preferred shares to common stock during the nine month period ended January 31, 2009.

Our net loss attributable to common stockholders of $3,679,417 for our nine month period ended January 31, 2009 was $600,604 or 19.5% greater than the nine month period ending January 31, 2008 due to the $108,705 (12.6%) increase in revenues, the $278,258 (9.4%) increase in operating expenses (of which there was an $455,666 (118.5%) increase in non-cash equity based compensation),and the $488,197 (65.2%) increase in interest expense and financing cost of which $418,306 was an 139.6% increase in non-cash financing costs.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2009, we had a deficit net worth of $5,249,976. We generated a deficit in cash flow from operations of $1,329,702 for the nine months ended January 31, 2009. This deficit is primarily attributable to our net loss of $3,679,417, partially offset by depreciation and amortization of $153,533, $1,040,324 in equity based compensation, $416,469 in stock based finance costs, $325,000 in beneficial conversion discount, and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses increased $499,716, and pre-paid expenses increased $147,702.

Cash provided by investing activities for the nine months ended January 31, 2009 was $739,421, primarily due to the net pay offs of RISC contracts of $438,309, of leased motorcycles and vehicles of $383,666, and the net cost of purchased portfolio of $82,554.

We met our cash requirements during the nine month period through net proceeds from convertible notes payable of $1,348,000, net proceeds from notes payable of $408,500, loans payable to officers of $133,500, and net proceeds of secured notes payable of $107,195. Additionally, we have received limited revenues from leasing and financing motorcycles and other vehicles, private label programs and from dealer sign-up fees and municipal lease origination fees.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At January 31, 2009, we had 15 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

We estimate that we will need to raise approximately $2,000,000 in additional funds to fully implement our business plan during the next twelve months and for our general operating expenses. As of January 31, 2009, we have do not have sufficient operating capital to continue our planned business operations for the next twelve months and for our general operating expenses.

The Company obtained a senior credit facility in July 2005, which was subsequently renewed.  In August 2008, reflective of the current restrictive credit environment, this lender severely tightened its lending criteria which, in turn, has caused us to tighten our credit criteria, thereby severely limiting our ability to purchase RISC Contracts and purchase vehicles for lease. On December 19, 2008, our wholly owned subsidiary, Sparta Funding LLC, entered into a one year, extendable revolving credit agreement with Autobahn Funding Company LLC as Lender and DZ Bank AG Deutsche Zentral-Genossenschaftsbank New York Branch (“DZ Bank”) as Administrative Agent and Liquidity Agent in the amount of $25,000,000 for the purpose of financing retail installment sales contracts and leases secured by new and used Powersports Vehicles (motorcycles over 600cc, select scooters and ATVs). Additionally, a portion of this facility can be used to finance municipal and commercial fleet leases.  Prior to the initial drawdown from the facility the registrant is required to meet certain financial covenants. As of January 31, 2009, we have not met those covenants. We have an agreement with a domestic bank for the leasing of vehicles and equipment by state, political subdivisions thereof or other governmental or 501(c) (3), not for profit entities. Under this agreement, we receive certain fees for finding, negotiating and documenting lease transactions purchased by this bank. This agreement is exclusive as to motorcycles and other powersports equipment and non-exclusive for other equipment and vehicles. A number of these transactions are solicited from our dealer base. In October 2008, we entered into a Vendor Program Agreement with a private funding source which will provide commercial, non-governmental, non-consumer leases, rentals and other customized funding arrangements for the acquisition of powersports vehicles to customers referred to this funding source by the Company. Under this agreement, we receive certain fees for finding, negotiating and documenting lease transactions purchased by this funding source. We are continuously seeking additional credit facilities and long term debt financing. Any debt financing, if available, would likely require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources to finance our general operating expenses and our growth, on terms acceptable to us, this would have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development to a more limited scale.

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

Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the risks and uncertainties relating to the global recession, its duration, severity and impact on overall consumer activity; the demand for our products and services; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the commercial and consumer financing; price competition or pricing changes in the market; technical difficulties or system downtime; general economic conditions and economic conditions specific to the consumer financing sector.

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

Impairment of Long-Lived Assets

The Company has adopted Statment of Financial Accounting Standards No. 121 (SFAS 12). The Statement requires that live-long assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

RECENT ACCOUNTING PRONOUNCEMENT

Refer to Note A – Interim Financial Data of the Notes to Condensed Consolidated Financial Statements.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November 2007, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to one accredited investor, a 10% $25,000 bridge loan, of which $17,500 has been repaid, and in December 2008, the Company issued 240,000 shares in consideration of the loan and 20,000 shares as penalty for late payment.

During November 2008, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to two accredited investors, short-term unsecured notes in the aggregate amount of $10,000. The notes bear 6.5% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert the notes at maturity, the notes will be convertible into shares of common stock at prices ranging from $0.013 to $0.026 per share. The notes mature on various dates in May 2009.

During November 2008, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to three accredited investors, four month unsecured notes in the aggregate amount of $35,000. The notes bear 10% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert these notes at maturity, these notes will be convertible into shares of common stock at prices ranging from $0.014 to $0.024 per share. The notes will mature on various dates through March 31, 2009.

In December 2008, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company issued to an accredited investor, 3,773,148 shares of its common stock upon conversion of $127,800 of 6% convertible notes and 227,068 shares in lieu of $6,812.05 accrued interest thereon.

In December 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to one accredited investor, a short term unsecured note in the amount of $25,000.  The note bears 10% simple interest.  As inducement for the loan the Company authorized the issuance of 100,000 shares of its common stock.  The note matured in January 2009.

During three months ended January 31, 2009, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to eleven accredited investors, four month unsecured notes in the aggregate amount of $452,500. The notes bear 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert the note at maturity; the notes will be convertible into shares of common stock at prices ranging from $0.013 to $0.042 per share. The notes will mature on various dates through May 15, 2009.

During the three months ended January 31, 2009, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to three accredited investors, four month unsecured notes in the aggregate amount of $130,000. The notes bear 10% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. As inducement for the loans the Company authorized the issuance of 520,000 shares of its common stock valued at $0.07 per share. The notes will mature on various dates through May 26, 2009.

In January 2009, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company issued to three consultants an aggregate of 1,500,000 shares of its common stock for consulting services.

In January 2009, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company issued to a consultant in connection with a one year consulting agreement 500,000 shares of its common stock and warrants to purchase 250,000 shares of common stock, exercisable at $0.05 per share until December 13, 2013.  The warrants may be exercised on a cashless basis.  The Company is to issue additional warrants to purchase 250,000 shares of common stock, exercisable for a five year term, on each of April 2, 2009, June 1, 2009, August 1, 2009, October 1, 2009, and December 1, 2009, with exercise prices of $.10, $.15, $.20, $.25, and $.30, respectively.

In February and March 2009, in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, the Company sold to four accredited investors, four month unsecured notes in the aggregate amount of $145,000. The notes bear 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. Should the Company opt to convert the note at maturity; the notes will be convertible into shares of common stock at prices ranging from $0.02 to $0.048 per share. The notes will mature on various dates through July 6, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

On December 10, 2008, we formed Sparta Funding LLC, a Delaware limited liability company, for which we are the sole member.

On December 19, 2008, Sparta Funding LLC entered into a one year, extendable revolving secured credit agreement with Autobahn Funding Company LLC as Lender and DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”) as Administrative Agent and Liquidity Agent in the amount of $25,000,000 for the purpose of financing retail installment sales contracts and leases secured by new and used powersports vehicles (motorcycles over 600cc, select scooters and ATVs). Additionally, a portion of this facility can be used to finance municipal and commercial fleet leases.  Prior to the initial drawdown from the facility the registrant is required to meet certain financial covenants. As of January 31, 2009, we have not met those covenants.

ITEM 6.   EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 10.1*	Revolving Credit Agreement dated December 19, 2008

Exhibit 11
Statement re: computation of per share earnings is hereby incorporated by reference to "Financial Statements" of Part I- Financial Information, Item 1 - Financial Statements, contained in this Form 10-Q.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: March 23, 2009	By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: March 23, 2009	By:	/s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer