Form 10-K
period 2009-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2009-08-13
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-9483

SPARTA COMMERCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	30-0298178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

462 Seventh Ave, 20th Floor, New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 239-2666

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 504 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files).     ☐ Yes   ☐ No

Indicate by check mark  if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The issuer's revenues for its most recent fiscal year: $1,144,644.

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, after including 75,000 vested but unissued shares, on October 30, 2008 was $3,941,727.

As of August 11, 2009, we had 309,733,087, shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPARTA COMMERCIAL SERVICES, INC.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

General Overview

Sparta Commercial Services, Inc. ("Sparta" "we," "us," or the "Company") is a Nevada corporation. We are an independent financial services provider, offering consumer retail installment sales contracts and both consumer and commercial lease financing to the powersports industry.

Our principal business is to provide financing products, primarily to purchasers and lessees of new and used motorcycles, scooters, and utility all-terrain vehicles (ATVs) that meet our credit criteria and program parameters. Additionally, we offer commercial fleet leasing to dealers and owners of motorcycle rental fleets and provide, on both a direct and a pass through basis, commercial equipment leasing to municipalities, including, but not limited to, police motorcycles.

We have, and continue to develop, relationships with powersports dealers and manufacturers to provide our financing products to their customers. We also seek to expand our "Private Label" versions of our financing products to motorcycle, scooter, and all-terrain vehicle manufacturers and distributors to enable their dealers to assist their customers in acquiring the powersports vehicle of their choice.

Our offices are located at 462 Seventh Avenue, 20th Floor, New York, NY 10018, telephone number:  (212) 239-2666. We maintain a website at www.spartacommercial.com.

Our Business

We are a specialized consumer finance company engaged primarily in the purchase of retail installment sales contracts and the origination of leases to assist consumers in acquiring new and used motorcycles (550cc and higher), scooters, and  4-stroke ATVs.  We believe that the market for consumer finance products for motorcycles and ATVs is largely underserved by traditional lenders.

We have and continue to develop additionally relationships with powersports vehicle dealers and manufacturers to provide our financing products to their customers. We also seek to provide powersport vehicle manufacturers and distributors a private label version of our financing products to enable their dealers to assist their customers in acquiring the powersports vehicle of their choice.  Additionally, we offer an equipment leasing product to municipalities, including, but not limited to, the leasing of police motorcycles.

Business Overview

Sparta's business model has been designed to generate revenue from several sources:

•	Retail installment sales contracts and leases;
•	Municipal leasing of equipment;
•	Private label programs for manufacturers and distributors;
•	Ancillary products and services, such as private label gap coverage; and
•	Remarketing of repossessed vehicles and off-lease vehicles.

Sparta's management believes that by offering dealers (and their customers) the option of either financing or leasing, Sparta will capture a greater share of the dealer's business. Additionally, by offering both alternatives, once profitability is achieved, Sparta believes that it will be in a position to achieve greater cash-flow than it could by offering only one of these alternatives because depreciation generated by Sparta's leasing activities will reduce income tax due on income resulting from Sparta's retail installment sales contracts.

Retail Installment Sales Contracts and Leases

Retail Installment Sales Contracts (RISC) – Sparta purchases retail installment sales contracts from both franchised and independent powersports dealers who qualify as Authorized Sparta Dealers and/or as Authorized Private Label Dealers under Sparta's Private Label Programs. Sparta has developed policies and procedures for credit evaluation, collections, insurance follow up, and asset recovery.  Sparta imposes strict credit criteria to determine which retail installment sales contract applications to approve.  This credit criterion has been developed to be in compliance with the credit criterion required by our lenders.  The dealers understand that if they consummate a credit transaction with a customer on whose application we have given them a conditional approval that Sparta will purchase that contract if it is in full compliance with all terms and conditions of that approval and contained in our dealer agreement.

To insure that Sparta's Credit Evaluation Process and Collateral Guidelines are consistently applied and that the credit/underwriting decisioning process provides rapid decisions to our Authorized Sparta Dealers and the Authorized Private Label Dealers, Sparta has developed a point of sale credit application and contract decisioning web based platform.  This system is named "iPLUS®" and is structured as an Application Service Provider ("ASP") and has the capability of providing the dealer with conditional approvals in less than sixty seconds, seven days a week, twenty-four hours a day.  This technology provides quick, consistent credit decisions for our dealer network and reduces the number of credit analysts required, thereby, reducing Sparta's personnel expense. Depending on Sparta's arrangement with its lending sources, in the case of consumer finance contracts, Sparta may finance its purchase of the contracts by borrowing from a lending source and pledging the retail installment sales contracts as collateral for the loan.

All of the retail installment sales contracts will be secured by qualified, titled motorcycles with 550+cc and higher engines, 4-stroke all-terrain vehicles (ATVs), or select scooters.  Customer financing needs are projected to range from approximately $5,000 to $40,000. Contract terms of 24 to 60 months are offered.

Leases – Sparta purchases qualified vehicles for lease to customers of its Authorized Sparta Dealers and/or Authorized Private Label Dealers.  While the steps in the leasing process are almost identical to those in the retail installment sales contract process, the major difference is that when a lease "approval" is transmitted to a dealer, the "approval" describes the terms and conditions under which Sparta will purchase a specific vehicle from the dealer and lease it to the applicant. Unlike a retail installment sales contract which finances a customer's purchase of a vehicle owned by the customer, the lease agreement contains the payment terms and conditions under which Sparta will allow the customer to use (lease) the vehicle, which is owned by Sparta, and also contains a vehicle purchase price option which provides the customer with the right to purchase the vehicle at the lease-end. Depending on Sparta's arrangement with its lending sources, in the case of leases, Sparta may finance its purchase of leased vehicles by borrowing from a lending source and assigning or pledging the lease and leased vehicle as collateral for the loan. Lease terms range from 24 to 60 months, although most lease terms are either 36 or 60 months.  Leases generally have lower monthly payments than similar retail installment sales contracts because a sales contract finances only part of the vehicle cost with the balance being financed by the lessor.  Unlike with retail installment sales contracts, Sparta can and does charge acquisition fees for each of its leases. These fees range from $290 to $490 per lease depending on the amount of the lease.

In July 2006, we announced an agreement for accepting and processing motorcycle credit applications from a Fortune 500 global diversified financial provider. Under the agreement, the company electronically transmits to Sparta loan applications which meet Sparta's lending/leasing criteria.  In May 2008, this agreement was terminated as said company decided to cease doing business in the powersports industry.

In May 2006, we entered into a limited Marketing Agreement with netLoan Funding, LLC ("netLoan"). eBay Motors is under an agreement with netLoan whereby eBay Motors customers wishing to finance powersports vehicles are referred to the netLoan web site. Under our agreement with netLoan, these customers are then redirected from the netLoan web site electronically to a co-branded Sparta iPLUS® web site where their credit applications are processed. In April 2008, this agreement was amended and expanded to include referrals from eLoan's and NADA's (National Automotive Dealers Association) powersports web pages and to include credit applications from these three sources for all motorcycles over 550cc. We pay netLoan a fee for each funded contract or lease processed through this co-branded web site. This program is inactive at the present time.

Municipal Leasing of Equipment, including Police Motorcycles

In February 2007, Sparta launched a new Municipal Leasing Product designed expressly to meet the needs of law enforcement agencies throughout the U.S. Sparta estimates that the annual municipal market for new law enforcement motorcycles, alone, exceeds $300 million annually, based upon extensive discussions that the company conducted among Harley-Davidson, Honda, and BMW dealers, with those brands being the most prominent in the municipal environment.  Sparta believes that most of these agencies have historically been purchasing these vehicles with few, if any, financing alternatives, therefore, we developed a leasing alternative for governmental organizations to acquire the motorcycles they need, and remain within their budgets at the same time. We have partnered with a wholly owned subsidiary of a state chartered bank which specializes in municipal financing. Under this relationship, the Company originates for this subsidiary and negotiates the leases on behalf of it and the municipality. The Company receives an upfront origination fee and a structured commission for each closed lease.

Private Label Programs for Manufacturers and Distributors

To date, we have entered into four "private label" 5-year financing agreements with the U.S. distributors of major manufacturers of scooters and ATVs. Under these agreements, we allow the manufacturer to put its name on our finance and lease products, and offer such financing facilities to its dealers for their customers. We own the retail installment sales contracts and leases generated under these "private label" programs, and derive revenues from sales of the distributor's product line to the dealer's customers. The private label program also expands our dealer base by the number of dealerships in the distributor's chain, thereby generating additional opportunities to sell our other financial products and services to these dealers for their customers interested in non-"private label" brand of vehicles.

These four distributors have over 1,200 dealers who, in addition to becoming our Private Label dealers, can sign up to become our Authorized Sparta Dealers, which will enable them to use us as a source for financing their non-private label brand of vehicles.

In May 2007, Sparta announced the launch of a consumer leasing product for Moto Guzzi and Aprilia, the two motorcycle brands distributed by Piaggio Group Americas, Inc. This product will enable all Moto Guzzi and Aprilia dealers to offer Sparta's Flex Lease program to their customers as alternatives to traditional retail installment sales financing. Piaggio Group's US dealer network currently numbers approximately 400, including retailers of Vespa and Piaggio, the two well known brands of scooters also distributed by the Piaggio Group. Among those dealers, more than 180 carry the Moto Guzzi and/or Aprilia brands. Piaggio Group Americas, Inc. is a subsidiary of Piaggio & C. S.P.A., based in Pontedera, Italy.

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

Gap Coverage – Sparta markets its private label gap coverage on a fee basis to customers through dealers.  This coverage protects the customer should the vehicle be stolen or wrecked and the holder's primary insurance is not adequate to cover their payoff to the creditor that holds the lien on or the lease of the vehicle.

Sparta intends to continue to evaluate additional ancillary products and services and believes that it can create additional products and services to meet dealers' needs, creating company brand loyalty in the dealer community and generating other revenue streams.

Revenue from Remarketing Off-Lease and Repossessed Vehicles

Re-leasing to Original Lessees – Management commences its re-leasing efforts as early as eleven months prior to the end of the scheduled lease term.  Lessees' options are expected to include:  extending the lease, returning the vehicle to Sparta or buying the vehicle at the buy-out option price established at the beginning of the lease.  Sparta's policy requires lessees who wish to return their vehicles, return the vehicle to the originating dealer. If the lessee has moved, then the vehicle should be returned to the Authorized Sparta Dealer closest to the lessee. If this is impracticable, then Sparta will arrange to have the vehicle transported at the lessee's expense.

Returned Leased Vehicles – When a vehicle is returned to an Authorized Sparta Dealer at the end of the scheduled lease term, the dealer will inspect it for excessive wear and mileage over maximum levels specified under the lease agreement and prepares it for resale/lease. All Authorized Sparta Dealers and all Authorized Private Label Dealers are contractually bound to charge no more than cost plus ten-percent for repairs and to provide free storage for all consignment vehicles. Thereafter, Sparta plans to consign the vehicle to the originating dealer for sale or re-lease to a new party. Should the dealer decline to take the vehicle on consignment, it will be electronically marketed on the Classified Pages of the Sparta web site.  Sparta believes the market for used vehicles is significant and the opportunity to remarket the same vehicle numerous times is a key selling point with prospective dealerships.  Sparta believes that using its dealer network in such a manner will result in a better overall economic return on its portfolio as well as strengthen dealer relationships.

Repossessed Vehicles – All repossessed vehicles are similarly returned to the originating Authorized Sparta Dealer to be reconditioned (if needed) for consignment sale or re-lease in the same manner as returned vehicles.

Second Chance Express – Sparta allows its Authorized Sparta Dealers to offer its inventory of returned or repossessed vehicles not only to customers with approved credit applications but, also to customers with less than prime credit. Applicants with low credit scores are evaluated under Sparta's Second Chance Express Program.  This unique finance/lease product is designed to offer a financing program tailored to this non-prime customer.  The program allows Sparta to serve those customers who can offset their credit risk with higher down payments. A key benefit of this program to Sparta is that the minimum down-payment requirement is 20% in order to bring the amount financed in line with the current wholesale value of the vehicle. Under the Second Chance Express Program, Sparta pays its dealers a commission on any Sparta inventory vehicle, held on consignment on their "floor" or offered on the Sparta Classified Web Page, for which they arrange a sale or finance.

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

Credit Evaluation Process and Collateral Guidelines

To insure that Sparta's Credit Evaluation Process and Collateral Guidelines are consistently applied and that the credit/underwriting decision process provides rapid decisioning to our Authorized Sparta Dealers and our Authorized Private Label Dealers, Sparta has worked closely with a leading provider of interactive credit accessing and decisioning solutions, to develop our iPLUS®point of sale credit application decisioning and contract generating web based platform.

iPLUS® (internet Purchasing Leasing Underwriting Servicing)

Sparta's retail installment sales contract and leasing products are delivered through a proprietary, web-based, credit application processing platform.  This system is named iPLUS® and is structured as an Application Service Provider ("ASP") and has the capability of providing the dealer with conditional approvals seven days a week, twenty-four hours a day.  This system also provides the powersports dealer with system capabilities comparable to those of new car franchises.  Sparta believes iPLUS® provides the Authorized Sparta Dealers and Authorized Private Label Dealers with a competitive advantage and increases Sparta's ability to obtain a larger share of the dealer's business.

Major features of iPLUS® include:

•	100% WEB Browser Based (www.spartacommercial.com)
•	User friendly system
•	No costly software required by the users
•	Operates on any dial-up connection as slow as 28.8
•	Requires Internet Explorer 5.5 or above, Adobe Acrobat Reader 5.0 or above, both available at no charge on the Internet
•	Integrated scorecard and decision engine
•	Integrated credit bureau retrieval and review (can access any of the 3 major bureaus)
•	Once application is submitted; decisions in seconds/7 Days a Week /24 Hours a Day
•	Easy to complete customer application
•	Dealer application management
•	Contract and lease calculator (assists dealer in structuring any approved application.)
•	Prints approved customer contract and related documents
•	Captures information in electronic format
•	Complete underwriting documentation and control system
•	Dealer communication
•	Allows the dealer to track the entire decisioning, underwriting, and funding process in real time.

Additionally, this technology provides quick, consistent credit decisions for our dealer network and reduces the number of credit analysts required, thereby, reducing Sparta's personnel expense.

Sparta has established program guidelines that are an integral function of the iPLUS® decisioning process.  These program guidelines establish and clarify credit criteria such as credit tiers, maximum amount financed, term and rate, dealer rate participation, deal structure, buyer profile, credit bureau parameters, budget parameters, and eligible collateral, including maximum loan-to-value ratios for each of its retail installment sales contracts and lease agreements, depending on the applicant's credit rating and stability.  Sparta has developed its own credit criteria system by using an empirical score card and then assigning its own rating based on Sparta's experience. This rating is used as the basis to determine the terms and conditions under which an applicant is approved or declined.

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

A third party provides the software Sparta uses to manage its assets, customer base, collections, insurance, and accounting systems.  Using a variety of basic and customized reports generated by this software, Sparta monitors its customers' compliance with their obligations under retail installment sales contracts or lease agreements.  These reports are accessed on a real-time basis by employees of Sparta and are distributed to management personnel for review. The reports include delinquency reports, collection tickler (promises) reports, insurance status reports, termination reports, inventory reports, maturing contract reports, etc.

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

Using Diversification to Reduce Portfolio Risk

Management will reduce portfolio risk not only by carefully screening applicants and monitoring covenant compliance, but also by diversifying its financing activities across credit tiers and Sparta's list of motorcycle, ATV, and scooter models that it will finance or lease.

Credit Tiers – Sparta expects that it will maintain a portfolio dominated by A/B credit applicants over C applicants in the ratio of at least 70/30.  Management anticipates that it will be able to rebalance its portfolio by training its sales force to work closely with dealerships in their territories to help Sparta maintain its conservative 70/30 target.

Sparta will also be able to manage this ratio by revising the variables in its various programs (terms and conditions under which Sparta will purchase retail installment sales contracts or lease vehicles), such as minimum income, debt ratios, payment to income ratios, minimum down payment required, acquisition fees (paid by dealer), discounts (paid by dealer), etc.

Portfolio Performance – Contracts and leases over 30 days delinquent were 1.88% of total portfolio balances at April 30, 2007, 2.85% at April 30, 2008, and 3.70% at April 30, 2009. Cumulative net losses and charge-offs as a percent of cumulative portfolio originations were 1.53% at April 30, 2007, 1.17% at April 30, 2008, and 3.27% at April 30, 2009. Additionally, as of April 30, 2009, the Company maintained a cash reserve with its Senior Lender equal to 9.72% of the outstanding loan balance with that lender.

Sparta Approved Vehicle Models – Advance rates and other credit restrictions will be in effect for certain models and years based on the relevant facts and circumstances.

Market Information

As reported in the 2008 Statistical Annual Report of the Motorcycle Industry Council, retail sales of new motorcycles have grown steadily from 1991 through 2006. North American registrations of new 651cc and higher motorcycles were 479,939 in 2008, a 7% decline from 2007 at 516,100.  Sparta estimates that the 2008 US retail market for new and used 600cc+ motorcycles was $8.5 billion.

U.S. sales of new ATVs were estimated to be 432,000 units in 2008, a 29% decline from 2007 as reported in Powersports Business Magazine in the February 9, 2009 issue. Sales of Utility ATVs in 2008 were essentially unchanged from 2007 at 130,000 units according to the same Powersports Business issue.

Estimated U.S scooter unit sales for calendar 2008 are estimated to be 76,700 up approximately 41.5% from calendar year 2007, according to Powersports Business Magazine in the February 11, 2009 issue.

Sales and Marketing

Normally, vehicle financing products are sold primarily at the dealer level, rather than the consumer level.  Our strategy is to, additionally, utilize a direct sales force that promotes our products and services to qualified dealers, train them, and provide them with point-of-sale marketing materials.  Our powersports vehicle direct financing products continue to gain market acceptance as evidenced by our four Private Label Contracts.  This direct sales force will be comprised of Marketing Group and a Dealer Services Group.

The Marketing Group will continue to work directly with the manufacturers and distributors to obtain additional Private Label Contracts and to monitor our competition.  The Private Label partners will assist us directly in training the Private Label Dealers.  This will be done at the manufacturers/distributors place of business, at industry shows, or with a group of dealers in a common geographic area.

The Dealer Support Group accepts dealer application packages from dealers that want to be either or both our Authorized Sparta Dealers or Authorized Private Label Dealers.  They notify the approved dealers that they have been approved and provide them with the required information to process applications and print contracts using iPLUS®, including a Dealer Sign Up packet.  The Dealer Services Group is available to directly assist dealers by telephone and follow up with dealers on conditional approvals to assist them in forwarding the funding packages to us for purchase.  This group also accepts all incoming calls from dealers, answering their inquiries or directing them, if necessary, to the appropriate department.

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

With the exception of the netLoan program and the program with the Fortune 500 company both described under the "Retail Installment Sales Contracts and Leases" section above, we do not market or sell directly to consumers, but we expect consumers to visit our website.  We have provided a consumer oriented PowerPoint presentation for their review. Additionally, visiting consumers will be able to view our advertising, news and find general information about vehicle makes and models, road rallies, and other areas of powersports interest.  They will also be able to utilize our Dealer Locator to find the nearest Authorized Sparta Dealers or Authorized Private Label Dealer in their area.  Consumers will be able to view the Classified Section of the website and any consumer inquiring about the program will be directed to our nearest Authorized Sparta Dealer.

Competition

The consumer finance industry is highly fragmented and highly competitive.  Broadly speaking, Sparta competes with commercial banks, savings & loans, industrial thrift and credit unions, and a variety of local, regional, and national consumer finance companies.  While there are numerous financial service companies that provide consumer credit in the automobile markets, including banks, other consumer finance companies, and finance companies owned by automobile manufacturers and retailers, most financial service companies are reluctant to provide financing for powersports vehicles. Customers who approach these lending sources to obtain financing for the purchase of a powersports vehicle are often encouraged to pursue a personal unsecured loan instead.

There are few companies that provide nationwide dealer-based leasing options in the powersports industry segment and these tend to be private label factory programs supporting their own brands. Because of their narrow focus (such as requiring that the equipment be covered by the brand's warranty); these companies have met with limited success. Independent consumer financial services companies and large commercial banks that participated in this market have withdrawn substantially from the motorcycle loan niche over the past two years or have tightened their underwriting criteria. For instance, Sparta's closest competitors, Capitol One, HSBC and GE Capital have chosen to refocus their efforts toward enterprises that are more in line with their traditional core business. Sparta believes that those companies may have suffered as a result of compromising their underwriting criteria for the sake of volume. In addition, management believes that our competitors' practice of financing all makes and models of a particular manufacturer results in lower overall portfolio performance because of the poor demographics associated with some of those product lines. The marketplace also includes small competitors such as local credit unions, local banks, and a few regional players.

Sparta competes for customers with commercial banks, savings and loans, credit unions, consumer financing companies, and manufacturers finance subsidiaries. Additionally, some powersports manufacturers such as Harley-Davidson and BMW have subsidiaries that provide financing to their own dealers.

While some of Sparta's larger competitors have vast sources of capital and may be able to offer lower interest rates due to lower borrowing costs and longer terms (up to 108 months) Sparta believes that the combination of management's experience, expedient service, availability of the lease option and iPLUS® give Sparta an advantage over its competitors.

Regulation

Our planned financing operations are subject to regulation, supervision, and licensing under various federal, state, and local statutes and ordinances.  Additionally, the procedures that we must follow in connection with the repossession of vehicles securing contracts are regulated by each of the states in which we do business.  Accordingly, the laws of such states, as well as applicable federal law, govern our operations.  Compliance with existing laws and regulations has not had a material adverse affect on our operations to date.  Our management believes that we maintain all requisite licenses and permits and are in material compliance with all applicable local, state, and federal laws and regulations.  We periodically review our office practices in an effort to ensure such compliance.

The following constitute certain of the federal, state, and local statutes and ordinances with which we must comply:

•
Fair Debt Collection Act.  The Fair Debt Collection Act and applicable state law counterparts prohibit us from contacting customers during certain times and at certain places, from using certain threatening practices and from making false implications when attempting to collect a debt.

•
Truth in Lending Act.  The Truth in Lending Act requires us and the dealers we do business with to make certain disclosures to customers, including the terms of repayment, the total finance charge, and the annual percentage rate charged on each contract.

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

•
Equal Credit Opportunity Act.  The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age, or marital status.  Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.

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

Employees

As of April 30, 2009, we had 14 full-time employees.  None of our employees are covered by a collective bargaining agreement. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

ITEM 1A.	RISK FACTORS

Risks Related to Our Financial Results

We have an operating history of losses.

Through our fiscal year ended April 30, 2009, we have generated cumulative sales revenues of $3,297,271, have incurred significant expenses, and have sustained significant losses. Our net loss for the year ended April 30, 2009 was $4,921,846 (after $1,794,610 in non-cash charges).  As of April 30, 2009, we had a deficit net worth of $6,126,410.

We have entered into credit lines with institutional lenders, which have acquired preferences and rights senior to those of our capital stock and placed restrictions on the payment of dividends.

In July 2005, we entered into a secured senior credit facility with New World Lease Funding for a revolving line of credit. New World received a security interest in substantially all of our assets with seniority over the rights of the holders of our preferred stock and our common stock. Until the security interests are released, those assets will not be available to us to secure future indebtedness. Presently, the New World line is inactive. As of April 30, 2009, we owed an aggregate of $3,588,322 (which is secured by $4,005,220 of consumer retail Installment Sales Contracts and Leases and $348,863 of restricted cash) to New World. In granting the credit line, New World also required that we meet certain financial criteria in order to pay dividends on any of our preferred shares and common shares. We may not be able to repay our outstanding indebtedness under the credit line.

In December 2008, our wholly owned subsidiary, Sparta Funding, LLC, entered into an agreement for a secured credit facility with DZBank.  The DZBank facility requires, among other things, that we have a minimum tangible net worth of $2,000,000 before Sparta Funding can access credit for the purchase of consumer retail installment sales contracts from our authorized and private label dealers and the purchase of vehicles for lease to customers of our authorized and private label dealers. In addition to the tangible net worth we must obtain commitments for $3,000,000 of additional capital (in the form of subordinated debt or other committed capital satisfactory to DZ Bank) to access the DZBank facility.  We are engaged in discussions with potential investors regarding such commitments, but as July 30, 2009, with the exception of the agreement with Optimus Capital Partners, no definitive agreements have been reached for such commitments, nor are have we reached any agreement on potential terms of any such commitments.  Unless and until we receive such commitments or DZBank waives such requirement, we will not be able to access the DZBank facility.  If Sparta Funding is able to access the DZBank facility, all of the consumer retail and installment sales contracts, consumer leases and the underlying vehicles obtained through the use of the DZBank facility will be pledged as security therefore.  If Sparta Funding is unable to repay its outstanding indebtedness under the DZBank facility, DZBank could foreclose on all of those pledged assets. If Sparta Funding is unable to access the DZBank facility or does not have sufficient cash flow to repay the DZBank facility, we will not be able to implement our business plan, which would have a material adverse affect on our future viability.

On July 29, 2009, we entered into a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, an unaffiliated investment fund.  Under the agreement, Optimus is committed to purchase up to $5,000,000 of our Series B Preferred Stock for a one year period.  From time to time, we may send a notice requiring Optimus to purchase shares of our Series B Preferred Stock, subject to satisfaction of certain closing conditions.  Optimus will not be obligated to purchase the Series B Preferred Stock (i) in the event the closing price of our common stock during the nine trading days following delivery of a purchase notice falls below 75% of the closing price on the trading day prior to the date such notice is delivered to Optimus, or (ii) to the extent such purchase would result in Optimus and its affiliates beneficially owning more than 9.99% of our common stock.

On the date of delivery of each purchase notice under the agreement, we will also issue to Optimus five-year warrants to purchase our common stock at an exercise price equal to the closing price of our common stock on the trading day prior to the delivery date of the notice.  The number of shares issuable upon exercise of the warrant will be equal in value to 135% of the purchase price of the Series B Preferred Stock to be issued in respect of the related notice.  Each warrant will be exercisable on the earlier of (i) the date on which a registration statement registering for resale the shares of common stock issuable upon exercise of such warrant becomes effective and (ii) the date that is six months after the issuance date of such warrant.

The Series B shares, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to our common stock and any other class or series of preferred stock, and junior to all of our existing and future indebtedness.  The Series B shares accrue dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B shares.  Our common stock may not be redeemed while Series B shares are outstanding.  The Series B certificate of designations provides that, without the approval of a majority of the Series B shares, we cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B shares, liquidate, dissolve or wind-up our business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B shares.  The Series B shares have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of our company.  The Series B shares are redeemable at our option on or after the fifth anniversary of the date of its issuance.

There can be no assurance that the funding available under this Purchase Agreement will be sufficient to fund our working capital requirements or the requirements of DZ Bank.

Our business requires extensive amounts of capital and we will need to obtain additional financing in the near future.

Subject to meeting certain financial covenants described above, we have an extendable, one year, $25 million secured, committed revolving credit facility with the DZBank facility which allows us to borrow up to 80% of the value of a powersports vehicle, in the case of leased vehicles, or 80% of the amount financed by the ultimate purchaser in the case of vehicles which are sold.  As a result, in order to expand our business, we need capital to support the portion of the value which is not financed by the senior lender.  We generally refer to this portion as the "equity requirement" and the "sub-debt requirement".  Presently, we have very limited operating capital to fund the equity requirements for new financing transactions or to execute our business plan. In order to accomplish our business objectives, we expect that we will require substantial additional financing within a relatively short period. The lack of capital has made it difficult to offer the full line of financing products contemplated by our business plan. While we believe that if we obtain additional financing and we obtain the required DZ Bank capital commitments, we will have sufficient capital resources to access the DZBank facility and fund our working capital needs for the next twelve months, as our business grows, we may need to seek additional financing to fund such growth. To the extent that our revenues do not provide sufficient cash flow to cover such equity requirements and any reserves required under an additional credit facility, we may have to obtain additional financing to fund such requirements as may exist at that time. There can be no assurance that we will have sufficient capital or be able to secure additional credit facilities when needed. The failure to obtain additional funds, when required, on satisfactory terms and conditions, would have a material and adverse effect on our business, operating results and financial condition, and ultimately could result in the cessation of our business.

To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

Our auditor's opinion expresses doubt about our ability to continue as a "going concern".

The independent auditor's report on our April 30, 2009 financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern. We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable. Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining credit lines or loans from various financial institutions where possible. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

Risks Related to Our Business

A significant number of customers may fail to perform under their loans or leases.

As a lender, one of the largest risks we face is the possibility that a significant number of customers will fail to pay their payments when due. If customers' defaults cause losses in excess of our allowance for losses, it could have an adverse effect on our business, profitability and financial condition. If a borrower enters into bankruptcy, we may have no means of recourse. We have established an evaluation process designed to determine the adequacy of the allowance for losses. While this evaluation process uses historical and other objective information, the establishment of losses is dependent to a great extent on management's experience and judgment. We cannot assure you that our loss reserves will be sufficient to absorb future losses or prevent a material adverse effect on our business, profitability or financial condition.

A variety of factors and economic forces may affect our operating results.

Our operating results may differ from current forecasts and projections significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include, without limitation, the receipt of revenues, which is difficult to forecast accurately, the rate of default on our loans and leases, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new products or services by us or our competitors, borrowing costs, pricing changes in the industry, technical difficulties, general economic conditions and economic conditions specific to the motorcycle industry. The success of an investment in a consumer financing based venture is dependent, at least, in part, on extrinsic economic forces, including the supply of and demand for such services and the rate of default on the consumer retail installment contracts and consumer leases.  No assurance can be given that we will be able to generate sufficient revenue to cover our cost of doing business. Furthermore, our revenues and results of operations will be subject to fluctuations based upon general economic conditions. Economic factors like unemployment, interest rates, the availability of credit generally, municipal government budget constraints affecting equipment purchases and leasing, the rate of inflation, and consumer perceptions of the economy may affect the rate of prepayment and defaults on customer leases and loans and the ability to sell or dispose of the related vehicles for an amount at least equal to their residual values which may have a material adverse effect on our business.

A material reduction in the interest rate spread could have a negative impact on our business and profitability.

A significant portion of our net income is expected to come from an interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities, and the interest rate we receive on interest-earning assets, such as loans and leases extended to customers. Interest rates are highly sensitive to many factors that are beyond our control, such as inflation, recession, global economic disruptions and unemployment. There is no assurance that our current level of interest rate spread will not decline in the future. Any material decline would have a material adverse effect on our business and profitability.

Failure to perfect a security interest could harm our business.

An ownership interest or security interest in a motor vehicle registered in most states may be perfected against creditors and subsequent purchasers without notice for valuable consideration only by complying with certain procedures specific to the particular state.  While we believe we have made all proper filings, we may not have a perfected lien or ownership interest in all of the vehicles we have financed. We may not have a validly perfected ownership interest and security interest, respectively, in some vehicles during the period of the loan. As a result, our ownership or security interest in these vehicles will not be perfected and our interest could be inferior to interests of other creditors or purchasers who have taken the steps described above. If such creditors or purchasers successfully did so, the affected vehicles would not be available to generate their expected cash flow, which would have a material adverse effect on our business.

Risks associated with leasing.

Our business is subject to the risks generally associated with the ownership and leasing of vehicles. A lessee may default in performance of its consumer lease obligations and we may be unable to enforce our remedies under a lease. As a result, certain of these customers may pose credit risks to us. Our inability to collect receivables due under a lease and our inability to sell or re-lease off-lease vehicles could have a material adverse effect on our business, financial condition or results of operations.

Adverse changes in used vehicle prices may harm our business.

Significant increases in the inventory of vehicles may depress the prices at which we can sell or lease our inventory of repossessed vehicles or may delay sales or leases. Factors that may affect the level of used vehicles inventory include consumer preferences, leasing programs offered by our competitors and seasonality. In addition, average used powersports vehicle prices have fluctuated in the past, and any softening in the used powersports vehicle market could cause our recovery rates on repossessed vehicles to decline below current levels. Lower recovery rates increase our credit losses and reduce the amount of cash flows we receive.

Our business is dependent on intellectual property rights and we may not be able to protect such rights successfully.

Our intellectual property, including our license agreements and other agreements, which establish our rights to proprietary intellectual property developed in connection with out credit decisioning and underwriting software system, iPLUS®, is of great value to our business operations. Infringement or misappropriation of our intellectual property could materially harm our business. We rely on a combination of trade secret, copyright, trademark, and other proprietary rights laws to protect our rights to this valuable intellectual property. Third parties may try to challenge our intellectual property rights. In addition, our business is subject to the risk of third parties infringing or circumventing our intellectual property rights. We may need to resort to litigation in the future to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could have a material adverse effect on our business and competitive position.

We face significant competition in the industry.

We compete with commercial banks, savings and loans, industrial thrifts, credit unions and consumer finance companies, including large consumer finance companies such as General Electric. Many of these competitors have well developed infrastructure systems in place as well as greater financial and marketing resources than we have. Additionally, competitors may be able to provide financing on terms significantly more favorable than we can offer. Providers of motorcycle financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of terms offered and the quality of service provided to dealers and customers. We seek to compete predominantly on the basis of our high level of dealer service and strong dealer relationships, by offering flexible terms, and by offering both lease and loan options to customers with a broad range of credit profiles. Many of our competitors focus their efforts on different segments of the credit quality spectrum. While a number of our competitors have reduced their presence in the powersports financing industry because of industry specific factors and the current situation in the global credit markets, our business may be adversely affected if any of such competitors in any of our markets chooses to intensify its competition in the segment of the prime or sub-prime credit spectrum on which we focus or if dealers become unwilling to forward to us applications of prospective customers. To the extent that we are not able to compete effectively within our credit spectrum and to the extent that the intensity of competition causes the interest rates we charge to be lower, our results of operations can be adversely affected.

Our business is subject to various government regulations.

We are subject to numerous federal and state consumer protection laws and regulations and licensing requirements, which, among other things, may affect: (i) the interest rates, fees and other charges we impose; (ii) the terms and conditions of the contracts; (iii) the disclosures we must make to obligors; and (iv) the collection, repossession and foreclosure rights with respect to delinquent obligors. The extent and nature of such laws and regulations vary from state to state. Federal bankruptcy laws limit our ability to collect defaulted receivables from obligors who seek bankruptcy protection. Prospective changes in any such laws or the enactment of new laws may have an adverse effect on our business or the results of operations. Compliance with existing laws and regulations has not had a material adverse affect on our operations to date. We will need to periodically review our office practices in an effort to ensure such compliance, the failure of which may have a material adverse effect on our operations and our ability to conduct business activities.

We are controlled by current officers, directors and principal stockholders.

Our directors, executive officers and principal stockholders beneficially own approximately 38.7% of our common stock as of April 30, 2009.  Accordingly, these persons and their respective affiliates have the ability to exert substantial control over the election of our Board of Directors and the outcome of issues submitted to our stockholders, including approval of mergers, sales of assets or other corporate transactions. In addition, such control could preclude any unsolicited acquisition of the Company and could affect the price of our common stock.

We are subject to various securities-related requirements as a reporting company.

We may need to improve our reporting and internal controls and procedures.  We have in the past submitted reports with the SEC after the original due date of such reports. If we fail to remain current on our reporting requirements, our common stock could be removed from quotation from the OTC Bulletin Board, which would limit the ability to sell our common stock.

We are dependent on our management and the loss of any officer could hinder our implementation of our business plan.

We are heavily dependent upon management, the loss of any one of whom could have a material adverse affect on our ability to implement our business plan. While we have entered into employment agreements with certain executive officers, including our Chief Executive Officer and Chief Operating Officer, employment agreements could be terminated for a variety of reasons.  We do not presently carry key man insurance on the life of any employee.  If, for some reason, the services of management, or of any member of management, were no longer available to us, our operations and proposed businesses and endeavors may be materially adversely affected. Any failure of management to implement and manage our business strategy may have a material adverse affect on us. There can be no assurance that our operating and financial control systems will be adequate to support our future operations. Furthermore, the inability to continue to upgrade the operating and financial control systems, the inability to recruit and hire necessary personnel or the emergence of unexpected expansion difficulties could have a material adverse affect on our business, financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our executive offices are located at 462 Seventh Avenue, 20th Floor, New York, NY 10018. We have an agreement for use of office space at this location under a lease expiring on November 30, 2012. The office space contains approximately 7,000 square feet.  The rent for the year ended April 30, 2010 is $297,590, for the year ended April 30, 2011 is $304,985, for the year ended April 30, 2012 is $312,565, and for the seven months ending November 30, 2012 is $184,947.We believe that our existing facilities will be adequate to meet our needs for the foreseeable future. Should we need additional space, management believes it will be able to secure additional space at commercially reasonable rates

ITEM 3.	LEGAL PROCEEDINGS

As at April 30, 2009, we were not a party to any material pending legal proceeding.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the symbol "SRCO".  The following table sets forth, for the calendar periods indicated, the range of the high and low closing prices of our common stock, as reported by the OTCBB. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2009
First quarter (May 1, 2008 – July 31, 2008)	$0.14	$0.07
Second quarter (August 1, 2008 – October 31, 2008)	$0.10	$0.03
Third quarter (November 1, 2008 – January 31, 2009)	$0.09	$0.02
Fourth quarter (February 1, 2009 – April 30, 2009)	$0.09	$0.02
Fiscal Year 2008
First quarter (May 1, 2007 - July 31, 2007)	$0.10	$0.04
Second quarter (August 1, 2007 - October 31, 2007)	$0.10	$0.04
Third quarter (November 1, 2007 - January 31, 2008)	$0.065	$0.03
Fourth quarter (February 1, 2008 - April 30, 2008)	$0.16	$0.04

Holders

The approximate number of holders of record of our common stock as of April 30, 2009 was 3,015 excluding stockholders holding common stock under nominee security position listings.

Dividends

We have never declared any cash dividends on our common stock. Future cash dividends on the common stock, if any, will be at the discretion of our Board of Directors and will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, including any restrictions pursuant to the terms of senior securities outstanding, and other factors that the Board of Directors may consider important. The Board of Directors does not intend to declare or pay cash dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

As of April 30, 2009, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend which may be paid in cash or shares of common stock at our option.  We have not, as of April 30, 2009, distributed any dividends, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends shall be "extinguished".

On July 24, 2009, we designated 1,000 shares as Series B Preferred Stock.  As of July 31, 2009, no Series B shares were outstanding.  The Series B shares accrue dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B shares.

Recent Sales of Unregistered Securities

Each of the issuance and sale of securities described below was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. No advertising or general solicitation was employed in offering the securities. Each purchaser is a sophisticated investor (as described in Rule 506(b)(2)(ii) of Regulation D) or an accredited investor (as defined in Rule 501 of Regulation D), and each received adequate information about the Company or had access to such information, through employment or other relationships, to such information.

During the quarter ended April 30, 2009, the Company sold to eight accredited investors four month unsecured notes in the aggregate amount of $237,000. The notes bore 8% simple interest, payable in cash or shares, at the Company's option, with principal and accrued interest payable at maturity. At the Company's option, the notes were convertible into shares of common stock ranging from $0.02 to $0.048 per share.  One note in the amount of $25,000 included three year warrants to purchase 694,444 shares of the Company's common stock at $0.15 per share. The notes with maturity dates were to mature in four months on various dates through August 16, 2009.  These notes plus accrued interest thereon were converted into shares of common stock in July 2009.

During the quarter ended April 30, 2009, the Company sold to one accredited investor unsecured demand notes in the aggregate amount of $158,000. The notes bore 8% simple interest, payable in cash or shares, at the Company's option, with principal and accrued interest payable at maturity. At the Company's option, the notes are convertible into shares of common stock ranging from $0.02 to $0.038 per share.

During the quarter ended April 30, 2009, the Company issued to five individuals 1,874,997 shares of its common stock upon conversion of 292,500 shares of series A convertible preferred stock, of which 222,500 had been converted in the prior fiscal year, but the shares had not been issued.

During the three months ended April 30, 2009, we issued to a member of our Advisory Council, in recognition of services, 500,000 shares of our common stock valued at $35,000.

During the three months ended July 31, 2009, the Company sold to five accredited investors four month unsecured notes and warrants in the aggregate amount of $165,000.  The warrants are for a term of three years and entitle the holder to purchase a total of 4,853,153 shares of our common stock at $0.15 per share. The notes bore 8% simple interest, payable in cash or shares, at the Company's option, with principal and accrued interest payable at maturity. At the Company's option, the notes were convertible into shares of common stock ranging from $0.02 to $0.048 per share.  The notes were to mature on various dates through November 8, 2009.  Four of these notes aggregating $65,000 plus accrued interest thereon were converted into 2,186,887shares of common stock in July 2009.

During the three months ended July 31, 2009, the Company sold to one accredited investor a four month unsecured 10% note due November 8, 2009 in the amount of $20,000. As an inducement for the loan, the note holder was given 80,000 shares of the Company's common stock.

During the three months ended July 31, 2009, the Company sold to one accredited investor unsecured 8% demand notes in the aggregate amount of $149,000. At the Company's option, the notes are convertible into shares of common stock ranging from $0.02 to $0.048 per share.

During the three months ended July 31, 2009, the Company sold to one accredited investor an unsecured 10% note in the amount of $20,000. At the note holder's option, the notes are convertible into shares of common stock at $0.02 per share.

During the three months ended July 31, 2009, pursuant to the terms of a March 2009 consulting agreement, the Company issued 2,500,000 shares of its common stock valued at $75,000. The agreement requires the Company to issue an additional 3,500,000 shares, payable 500,000 per month in arrears.

During the three months ended July 31, 2009, pursuant to the terms of his note, the Company issued 200,000 shares of its common stock to one note holder in payment of $6,600.99 in accrued interest and $3,399.01 for principal reduction of the note.

On July 29, 2009, we entered into a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC.  Upon the terms and subject to the conditions of the agreement, Optimus is committed to purchase up to $5,000,000 of our Series B Preferred Stock for a one year period.  From time to time, we may require Optimus to purchase shares of our Series B Preferred Stock, subject to satisfaction of certain closing conditions.  In connection with each draw down, we will also issue Optimus a five-year common stock purchase warrant.  The warrant will have an exercise price equal to the closing price of our common stock on the preceding trading day, and be exercisable into such number of common shares equal in value to 135% of the purchase price of the Series B Preferred Stock issued.  The warrant may be exercised by cash payment, by delivery of a recourse promissory note, or by cashless exercise.  We agreed, to file after each drawn down, and to seek and maintain effectiveness of, a registration statement covering the shares underlying the issued warrants. On the earlier of the first draw down or 6 months from the date of the agreement, we are to pay a non-refundable commitment fee of $250,000 to Optimus.  Pursuant to a concurrent transaction between Optimus and several of our non-affiliated stockholders, Optimus can borrow up to 33,990,000 shares of our common stock from them.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"FORWARD-LOOKING" INFORMATION

This report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

The following discussion and analysis should be read in conjunction with the information  set forth in the audited  financial statements for the years ended April 30, 2009 and April 30, 2008 and footnotes found in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

For the year ended April 30, 2009, we have generated marginally increased revenues, have incurred significant expenses, and have sustained significant losses.  We believe we will continue generate increasing revenues from operations in fiscal 2010.

Revenues

Revenues totaled $1,144,644 in fiscal 2009 compared to revenues of $1,129,691 in fiscal 2008. Fiscal 2009 revenues were primarily comprised of $759,801 in interest income from Retail Installment Sales Contracts, $298,476 in income from Operating and Finance Leases, $14,492 in Commissions on municipal lease transactions, $28,737 from gain on disposition of vehicles, and $43,139 in other fee income.

Costs and Expenses

We incurred employee compensation and benefit costs of $1,461,957 for the year ended April 30, 2009 compared with $1,720,945 in fiscal 2008. The decrease is related to the reduced costs we recognized in decreasing our employee base during the year from 18 employees at fiscal year-end 2008 to 14 employees at fiscal year-end 2009. In order for us to expand our business in the future and to attract and retain quality personnel, management anticipates that we will continue to offer competitive compensation, including awards of common stock or stock options, to consultants and employees.

We paid $290,639 and $322,020 to its Chief Executive Officer, in fiscal 2009 and 2008, respectively. These payments were charged to operations, and are included in the compensation costs described above.

In connection with placement transactions, we expensed non-cash costs in the form of shares of common stock or warrants of $605,389 and $449,926 for the years ended April 30, 2009 and 2008, respectively. In connection with consulting services, we expensed non-cash costs in the form of shares of common stock or warrants of $633,629 and $206,850 for the years ended April 30, 2009 and 2008, respectively.  These amounts were charged to financing costs. Additionally, during the fiscal year ended April 30, 3009, we expensed $222,409 as the value of employee stock and option based compensation as compared to $261,850 in the prior fiscal year. At April 30, 2009 and 2008, accrued preferred dividends of $758 and $28,422, respectively, which were charged to retained earnings.

We incurred consulting costs of $166,800 for the year ended April 30, 2009, as compared to $215,399 for the year ended April 30, 2008. This decrease was the result of reduced reliance on outside consultants. We incurred legal and accounting fees of $187,891 for the year ended April 30, 2009, as compared to $226,933 for the year ended April 30, 2008.

We incurred other operating expenses of $1,089,029 for the year ended April 30, 2009.  Notable expenses in this category are: general office expenses of $78,067; rent of $310,419; loss reserve expense of $445,288; travel and entertainment of $52,423; utilities of $66,857; web development of $30,226; credit bureaus of $39,714; lease booking fees of $13,250; marketing of $18,319; maintenance contracts of $17,665; and taxes of $16,799. We incurred other operating expenses of $1,043,238 for the year ended April 30, 2008.  Notable expenses in this category are: general office expenses of $290,621; rent of $225,953; loss reserve expense of $125,252; travel and entertainment of $92,411; utilities of $82,719; web development of $89,387; credit bureaus of $43,728; marketing of $40,902; maintenance contracts of $18,039; and taxes of $23,208.

Interest costs for the fiscal year ended April 30, 2009 were $963,890 as compared to $702,233 for the fiscal year ended April 30, 2008. Depreciation and amortization for the fiscal year ended April 30, 2009 was $310,601 as compared to $274,773 for the fiscal year ended April 30, 2008.

Net Loss

Our net loss attributable to common stockholders for the year ended April 30, 2009 increased $901,828 (22.4%) to $4,922,605 from a loss of $4,020,776 for the year ended April 30, 2008. The increase in net loss attributable to common stockholders was primarily due to:  a $200,841 (5.1%) increase in total operating expenses from $3,969,988 to $4,170,829; a $14,953 (1.3%) increase in revenues from $1,129,691 to $1,144,644; and a $743,604 (64.5%) increase in interest expense and financing costs from $1,152,259 to $1,895,661.

Our net loss per common share (basic and diluted) attributable to common stockholders was $0.03 for the year ended April 30, 2009 and $0.03 for the year ended April 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2009, we had a deficit net worth of $6,126,410. We generated a deficit in cash flow from operations of $2,303,295 for the year ended April 30, 2009. This deficit is primarily attributable to net loss from operations of $4,922,605, adjusted for equity based compensation of $915,652, stock based financing costs of $539,240 allowance for loss reserve of $156,432, beneficial conversion discount of convertible securities of $325,000, issuance of shares for debt and accrued interest of $226,941, and extinguishment of preferred dividends payable of $117,437, and to changes in the balances of current assets, consisting primarily of an increase in pre-paid expenses of $532,849 and a decrease in other receivables of $9,223, and current liabilities, consisting primarily of an increase in accounts payable of $562,407 and a decrease in restricted cash of $96,039. Cash flows provided by investing activities for the year ended April 30, 2009 were $1,239,431, comprising of $449,002 for the retirement of leased vehicles, liquidation of Retail Installment Sales Contracts in the amount of $863,065, and the purchase of a portfolio of loans on leases of $72,635. We met our cash requirements during the period through net proceeds from the issuances of notes of $2,382,415, and we repaid senior loans of $1,441,542 during the period.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

In December 2008 we, along with our wholly-owned affiliate, Sparta Funding LLC, a Delaware limited liability company, entered into a $25,000,000 committed, extendable, secured credit facility with DZBank AG Deutsche Zentral–Genossenschaftsbank, Frankfurt am Main, New York Branch pursuant to a Revolving Credit Agreement which allows Sparta Funding to borrow 80% of the value of a powersports vehicle in the case of leased vehicles or 80% of the amount financed by the ultimate purchaser in the case of vehicles, which are sold at a floating interest rate equal to 30 day commercial paper rate plus 275 basis points.  We will serve as originator and servicer of the leases and purchases financed by Sparta Funding through the DZBank credit facility.  We are required to satisfy certain tangible net worth and committed capital thresholds as a condition of accessing funds under the DZBank credit facility.

On July 29, 2009, we entered into a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, pursuant to which Optimus, upon the terms and subject to the conditions of the agreement, is committed to purchase up to $5,000,000 of our Series B Preferred Stock. From time to time until July 28, 2010, we may require Optimus to purchase shares of our Series B Preferred Stock, subject to satisfaction of certain closing conditions.

We believe that the proceeds from the sale of preferred stock to Optimus, as described above, when combined with the conversion of $3,475,958 in convertible notes outstanding at April 30, 2009, which are convertible at the Company's option, and $1,626,500 in other notes outstanding at April 30, 2009, for which the Company has received verbal commitments for the future conversion of all but $250,000 in such notes (however, there can be no assurance that the note holders will in fact convert), will satisfy the minimum thresholds to utilize the DZBank credit facility.

We continue seeking additional financing, which may be in the form of subordinated debt, in order to provide support for the DZBank credit facility. Other than described above, we currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

We estimate that we will need approximately $2,000,000 in addition to our normal operating cash flow to conduct operations during the next twelve months.  Based on the above, on capital received from equity financing to date, and certain indications of interest to purchase our equity, we believe that we have a reasonable chance to raise sufficient capital resources to meet projected cash flow deficits through the next twelve months.  There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our April 30, 2009 and 2008 financial statements included in this Annual Report states that our historical losses and the lack of revenues raise substantial doubts about our ability to continue as a going concern, due to the losses incurred and lack of significant operations. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

PLAN OF OPERATIONS

Addressing the Going Concern Issues

In order to improve our liquidity, our management is actively pursuing additional equity financing through discussions with investment bankers and private investors.  There can be no assurance that we will be successful in our efforts to secure additional equity financing.

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

Acquisition or Disposition of Plant and Equipment

We do not anticipate the acquisition or sale of any significant property, plant or equipment during the next twelve months.

Number of Employees

From our inception through the period ended April 30, 2009, we have relied on the services of outside consultants for services and currently have fourteen full-time employees.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Inflation

The impact of inflation on our costs and the ability to pass on cost increases to our customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past year, and we do not anticipate that inflationary factors will have a significant impact on future operations.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements, we believe the following critical accounting policy involves the most complex, difficult and subjective estimates and judgments.

Revenue Recognition

We purchase Retail Installment Sales Contracts ("RISC") from motorcycle dealers and we originate leases on new and used motorcycles and other powersports vehicles from motorcycle dealers throughout the United States.

The RISCs are secured by liens on the titles to the vehicles. The RISCs are accounted for as loans.  Upon purchase, the RISCs appear on our balance sheet as RISC loans receivable current and long term. When the RISC is entered into our accounting system, based on the customer's APR (interest rate), an amortization schedule for the loan on a simple interest basis is created. Interest is computed by taking the principal balance times the APR rate then divided by 365 days to get your daily interest amount. The daily interest amount is multiplied by the number of days from the last payment to get the interest income portion of the payment being applied. The balance of the payment goes to reducing the loan principal balance.

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

Early lease terminations also occur because of (i) a default by the lessee, (ii) the physical loss of the motorcycle, or (iii) the exercise of the lessee's early termination. In those instances, we receive the proceeds from either the resale or release of the repossessed motorcycle, or the payment by the lessee's insurer. We record a gain or loss for the difference between the proceeds received and the net book value of the motorcycle. We charge fees to manufacturers and other customers related to creating a private label version of our financing program including web access, processing credit applications, consumer contracts and other related documents and processes. Fees received are amortized and booked as income over the length of the contract.

Stock-Based Compensation

The Company adopted SFAS No. 123(R) during third quarter of Fiscal year 2006, which no longer permits the use of the intrinsic value method under APB No. 25. The Company is recording the compensation expense on a straight-line basis, generally over the explicit service period of three to five years.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note A of the Notes to Consolidated Financial Statements contained herein.

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sparta Commercial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Sparta Commercial Services, Inc., as of April 30, 2009 and 2008, and the related consolidated statements of losses, deficiency in stockholders' equity and cash flows for each of the two years in the period ended April 30, 2009. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sparta Commercial Services, Inc. at April 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note P to the accompanying financial statements, the company has suffered recurring losses from operations that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York	/s/ R B S M LLP
August 13, 2009

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	April 30, 2009	April 30, 2008

ASSETS
Cash and cash equivalents	$2,790	$68,642
RISC loan receivables, net of reserve of $235,249 and $86,312, respectively (NOTE D)	3,248,001	4,260,002
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $256,485 and $336,100, respectively, and loss reserve of $32,726 and $25,231, respectively (NOTE B)	621,797	1,251,631
Interest receivable	49,160	58,382
Purchased portfolio (NOTE F)	72,635	-
Accounts receivable	17,899	37,024
Inventory (NOTE C)	12,514	79,069
Property and equipment, net of accumulated depreciation and amortization of $147,905 and $129,986, respectively (NOTE E)	43,342	61,261
Prepaid expenses	593,529	-
Restricted cash	348,863	444,902
Deposits	48,967	48,967
Total assets	$5,059,497	$6,309,879

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Liabilities:
Bank overdraft	$57,140	$-
Accounts payable and accrued expenses	1,851,876	1,461,955
Accrued equity based penalties	-	2,178
Senior secured notes payable (NOTE F)	3,694,838	5,029,864
Note payable (NOTE G)	5,102,458	3,812,859
Loans payable-related parties (NOTE H)	378,260	244,760
Other liabilities	88,285	6,741
Deferred revenue	13,050	22,617
Total liabilities	11,185,907	10,580,974

Deficiency in Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 825 shares issued and outstanding, respectively	12,500	82,500
Common stock, $.001 par value; 340,000,000 shares authorized, 170,730,064 and 130,798,657 shares issued and outstanding, respectively	170,730	130,799
Common stock to be issued, 16,735,453 and 12,160,210 respectively	16,735	12,160
Additional paid-in-capital	20,820,672	17,727,889
Accumulated deficit	(27,147,047)	(22,224,442)
Total deficiency in stockholders' equity	(6,126,410)	(4,271,095)
Total Liabilities and deficiency in stockholders’ equity	$5,059,497	$6,309,879

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF LOSSES

	Year Ended
	April 30,
	2009	2008
Revenue
Rental income, Leases	$298,476	$391,029
Interest income, Loans	759,801	615,531
Other	86,367	123,131
Total revenue	1,144,644	1,129,691

Operating expenses:
General and administrative	3,860,228	3,695,215
Depreciation and amortization	310,601	274,773
Total operating expenses	4,170,829	3,969,988

Loss from operations	(3,026,186)	(2,840,297)

Other expense (income):
Interest expense and financing cost, net	1,895,661	1,152,259
Change in value of warrant liabilities	-	(202)
	1,895,661	1,152,057
Net loss	(4,921,846)	(3,992,354)

Preferred dividend	758	28,422

Net loss attributed to common stockholders	$(4,922,605)	$(4,020,776)

Basic and diluted loss per share	$(0.03)	$(0.03)

Basic and diluted loss per share attributed to common stockholders	$(0.03)	$(0.03)

Weighted average shares outstanding	159,112,249	127,304,396

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF (DEFECIENCY IN) STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED APRIL 30, 2009

					Common Stock		Additional
	Preferred Stock		Common Stock		to be issued		Paid in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, April 30, 2007	19,795	$1,979,500	123,216,157	$123,215	-	$-	$14,595,827	$(24,000)	$(18,203,666)	$(1,529,123)
	-	-	-	-	-	-	-	-	-	-
Shares issued upon conversion of preferred	(18,970)	(1,897,000)	-	-	12,160,210	12,160	1,884,840	-	-	-
Shares issued for financing cost	-	-	4,982,500	4,983	-	-	403,818	-	-	408,801
Deferred compensation recorded	-	-	-	-	-	-	-	24,000	-	24,000
Stock compensation recorded	-	-	2,600,000	2,600	-	-	174,400	-	-	177,000
Employee stock compensation recorded	-	-	-	-	-	-	20,000	-	-	20,000
Employee options expense	-	-	-	-	-	-	261,850	-	-	261,850
Warrant compensation	-	-	-	-	-	-	189,503	-	-	189,503
Accrued preferred dividend	-	-	-	-	-	-	-	-	(28,422)	(28,422)
Forgiveness of preferred dividend payable	-	-	-	-	-	-	215,649	-	-	215,649
Adjusting prior years accrued preferred dividend	-	-	-	-	-	-	(17,997)	-	-	(17,997)
Net loss	-	-	-	-	-	-	-	-	(3,992,354)	(3,992,354)
Balance, April 30, 2008	825	$82,500	130,798,657	$130,798	12,160,210	$12,160	$17,727,890	$-	$(22,224,442)	$(4,271,094)

Shares issued upon conversion of preferred	(700)	(70,000)	1,875,000	1,875	(1,426,280)	(1,426)	69,551	-	-	-
Beneficial conversion discount	-	-	-	-	100,000	100	324,900	-	-	325,000
Accrued preferred dividend	-	-	-	-	-	-	117,438	-	(758)	116,680
Shares issued for financing cost	-	-	7,272,000	7,272	586,000	586	531,382	-	-	539,240
Shares issued for accrued interest	-	-	2,585,420	2,585	482,190	482	114,815	-	-	117,883
Shares issued for conversion of notes	-	-	20,714,217	20,714	3,333,333	3,333	1,003,753	-	-	1,027,800
Stock compensation recorded	-	-	7,484,769	7,485	1,500,000	1,500	624,644	-	-	633,629
Shares issued upon debt conversion	-	-	-	-	-	-		-	-	-
Employee stock compensation recorded	-	-	-	-	-	-	15,000	-	-	15,000
Employee options expense	-	-	-	-	-	-	222,409	-	-	222,409
Warrant Expense	-	-	-	-	-	-	46,791	-	-	46,791
Others	-	-	-	-	-	-	6,881	-	-	6,881
Warrant liability	-	-	-	-	-	-	15,217	-	-	15,217
Net Loss	-	-	-	-	-	-		-	(4,921,846)	(4,921,846)
Balance, April 30, 2009	125	$12,500	170,730,064	$170,730	16,735,453	$16,735	$20,820,672	$-	$(27,147,047)	$(6,126,410)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED  STATEMENT OF CASH FLOWS

	Year end	Year end
	April 30, 2009	April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,921,846)	$(3,992,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	191,256	274,773
Allowance for loss reserves	156,432	26,147
Amortization of deferred revenue	(9,567)	(24,148)
Amortization of deferred compensation	-	24,000
Amortization of beneficial conversion feature	325,000	-
Shares issued for financing costs	226,941	-
Equity based compensation	915,652	488,700
Stock based finance cost	539,240	449,926
Extinguishment of dividend payable	117,437	215,253

Change in fair value of warrant liability	15,217	-
Changes in operating assets and liabilities:	-	-
(Increase) decrease in:
Other Receivables	9,223	(32,550)
Prepaid expenses and other assets	(532,849)	(9,887)
Restricted cash	96,039	(159,959)
Deposits and other	6,881	1,725
Increase (decrease) in:
Accounts payable and accrued expenses	561,649	281,621

Net cash used in operating activities	(2,303,295)	(2,456,753)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from (payments for) motorcycles and other vehicles	449,002	(403,951)
Net proceeds from (payment for) RISC contracts	863,065	(1,852,442)
Purchase of portfolio	(72,635)	-
Net cash provided by (used in) investing activities	1,239,431	(2,256,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from notes from senior lender	(1,441,542)	2,044,657
Net proceeds from notes	2,248,915	2,672,600

Net Loan proceeds from other related parties	133,500	42,500

Net cash provided by financing activities	940,873	4,759,757
Net Increase (decrease) in cash	$(122,992)	$46,611
Unrestricted cash and cash equivalents, beginning of period	$68,642	22,032
Unrestricted cash and cash equivalents , end of period	$(54,350)	$68,643

Cash paid for:
Interest	$570,618	$400,868
Income taxes	$2,366	$23,208

Non-Cash Investing and Financing Activities (Note N)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

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

On December 10, 2008, we formed Sparta Funding, LLC (“Sparta Funding”), a Delaware limited liability company, for which we are the sole member. Sparta Funding was formed as a special purpose company to borrow funds from DZ Bank (see Note M).

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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
APRIL 30, 2009 AND 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

The Company charges fees to manufacturers and other customers related to creating a private label version of the Company’s financing program including web access, processing credit applications, consumer contracts and other related documents and processes. Fees received are amortized and booked as income over the length of the contract. At April 30, 2009 and 2008, the Company had recorded deferred revenue related to these contracts of $13,050 and $22,617, respectively.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109  ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2009.

Fair Value Measurements

Effective May 1, 2009, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value of certain assets and liabilities. The hierarchy gives the highest priority to unadjusted quoted prices in active markets the lowest priority to unobservable inputs to fair value measurements. The three levels of the fair value hierarchy under SFAS 157 are described below:

•
Level 1 — Quoted prices for identical instruments in active markets. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain securities that are highly liquid and are actively traded in over-the-counter markets.

•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurements. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques based on significant unobservable inputs, as well as management judgments or estimates that are significant to valuation.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For some products or in certain market conditions, observable inputs may not always be available.

Impairment of Long-Lived Assets

In accordance with SFAS 144, long-lived assets, such as property, equipment, motorcycles and other vehicles and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows or quoted market prices in active markets if available, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At April 30, 2009 and 2008, the Company has no items of other comprehensive income.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the years ended April 30, 2009 and 2008, the Company incurred advertising costs of $8,116 and $24,274, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.03 and $0.03 for the years ended April 30, 2009 and 2008, respectively. At April 30, 2009 and 2008, 37,948,231 and 87,421,173 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,921,846 and $3,992,354 during the years ended April 30, 2009 and 2008, respectively. The Company’s liabilities exceed its assets by $6,126,410 as of April 30, 2009.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) will have significant effect on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in  Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the  balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 will have significant effect on its results of operations and financial condition.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).   SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company does not expect the adoption of SFAS No. 161 will have significant effect on its results of operations and financial condition..

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 will have a material effect on its  financial position, results of operations or cash flows.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stockfail to meet the scope exception of Statement of Financial Accounting Standards No. 133,  Accounting for Derivative Instruments and Hedging Activities , paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the provisions of EITF 07-5.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future  financial statements.

NOTE B - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at April 30, 2009 and 2008 consist of the following:

	2009	2008
Motorcycles and other vehicles	$911,008	$1,612,962
Less: accumulated depreciation	(256,485)	(336,100)
Motorcycles and other vehicles, net of accumulated depreciation	654,523	1,276,862
Less: estimated reserve for residual values	(32,726)	(25,231)
Motorcycles and other vehicles under operating leases, net	$621,797	$1,251,630

At April 30, 2009, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the years ended April 30, 2009 and 2008 was $173,337 and $241,834, respectively. All of the assets are pledged as collateral for the note described in Note F.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of April 30, 2009:

Year ending April 30,
2010	$80,313
2011	55,857
2012	29,127
2013	12,996
2014	118
Total	$178,411

NOTE C - INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At April 30, 2009, the Company had repossessed vehicles of value $12,514 which will be resold.

NOTE D – RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried net of reserves, were $3,248,001 and $4,260,002 at April 30, 2009 and 2008, respectively.   As of April 30, 2009 and 2008, the Company had deficiency receivables of $122,554 and $30,697, respectively. At April 30, 2009 and 2008, the reserve for doubtful RISC loan receivables was $235,249 and $86,312, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE D – RETAIL (RISC) LOAN RECEIVABLES (continued)

The following is a schedule by years of future payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note F.

Year ending April 30,
2010	$1,001,663
2011	1,020,347
2012	929,358
2013	498,460
2014	33,422
Total Due	$3,483,250

NOTE E - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2009 and 2008 consist of the followings:

	2009	2008
Computer equipment, software and furniture	$191,247	$191,247
Less: accumulated depreciation and amortization	(147,905)	(129,986)
Net property and equipment	$43,342	$61,261

Depreciation and amortization expense related to property and equipment was $17,919 and $27,286 for the years ended April 30, 2009 and 2008, respectively.

NOTE F - SENIOR SECURED NOTES PAYABLE

(a)
The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at April 30, 2009 is 10.33%.

(b)
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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE F - SENIOR SECURED NOTES PAYABLE (continued)

As of April 30, 2009, the Company carries the Purchased Portfolio at $72,635 representing its $100,000 cost, which is less than its estimated market value, less collections through the period. The Company carries the liability for the Senior Secured Note at $106,516, which is net of note reductions and is net of $25,000 in deferred financing costs that will be amortized over the estimated term of the Senior Secured Note.

At April 30, 2009, the notes payable mature as follows:

Year ended April 30,	Amount
2010	$1,051,197
2011	1,103,373
2012	990,781
2013	525,831
2014	23,656
Total Due	$3,694,838

NOTE G – NOTES PAYABLE

Notes Payable	April 30, 2009	April 30, 2008
Convertible notes (a)	$4,055,560	$2,665,359
Notes payable (b)	547,500	490,000
Bridge loans (c)	176,000	275,000
Collateralized note (d)	220,000	-
Convertible note (e)	103,399	150,000
Total	$5,102,458	$3,812,859

(a)
As of April 30, 2009, the Company had outstanding convertible unsecured and convertible demand  notes with an original aggregate principal amount of $4,292,359, which accrues interest ranging from 6% to 10% per annum.   The majority of the notes are convertible into shares of common stock, at the Company’s option, ranging from $0.013 to $0.08 per share.  The Company had outstanding notes that are convertible, at the Holder’s option, of $403,399 with a conversion price of $0.06 per share.

As of April 30, 2009, the aggregate outstanding balance due on the convertible notes was $4,055,559. The majority of the notes  were past due with the remaining notes maturing by September 2009.

On July 28 and July 29, 2009, $3,727,559 of the outstanding convertible notes plus all the accrued interest were converted into 120,842,934 shares of the Company’s common stock.  Holders of an additional $228,000 notes plus accrued interest will be converted into approximately 8,000,000 shares of common stock. These are demand notes.

Subsequent to April 30, 2009, note holders with outstanding balances totaling  $100,000, which are current,   have agreed to contingently convert their notes plus accrued interest into approximately 3,500,000 shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on the DZ Bank’s credit facility.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE G – NOTES PAYABLE (continued)

(b)
As of April 30, 2009, the Company had outstanding unsecured notes with an original principal amount of $547,500, which accrues interest ranging from 6% to 12% per annum of which the majority were past due with the remaining notes maturing by September 2009. On July 28 and July 29, 2009, $27,500 of these outstanding notes and the accrued interest thereon was converted into 949,666 shares of the Company’s common stock. The holder of an additional $30,000 in notes has agreed to convert  their notes and the accrued interest thereon into approximately1,000,000 shares of the Company’s common stock .Subsequent to April 30, 2009, note holders with outstanding balances totaling  $336,000, which are current,   have agreed to contingently convert their notes plus accrued interest into approximately 12,000,000 shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on the DZ Bank’s credit facility.

(c)
During the year ended April 30, 2007, the Company sold to five accredited investors bridge notes in the aggregate amount of $275,000. The bridge notes were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provided that 100,000 shares of the Company's unregistered common stock are to be issued as “Equity Kicker” for each $100,000 of notes purchased, or any prorated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days, in which event the lenders were entitled for “additional equity” equal to 60% of the “Equity Kicker” shares. In the event of default on repayment by the Company, the notes provided for a 50% increase in the “Equity Kicker” and the “Additional Equity” for each month, as penalty, that such default has not been cured, and for a 20% interest rate during the default period.  The repayments, in the event of default, of the notes are to be collateralized by certain security interest.  The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to December 30, 2006, with simple interest rate of 10%, and Additional Equity in the aggregate amount of 165,000 unregistered shares of common stock to be issued. Thereafter, the Company was in default on repayment of these notes.  During the year ended April 30, 2009, $99,000 of these loans was repaid. The holder of one remaining note for $100,000 plus the accrued interest thereon has agreed to convert  into approximately 3,500,000s hares of the Company’s common stock.   (See Subsequent Events).  The holders of the remaining $76,000 notes have agreed to contingently convert those notes plus accrued interest into approximately 3,800,000 shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on the DZBank credit facility.

(d).
During the year ended April 30, 2009, the Company sold a secured note in the amount of $220,000. The notes bore 12.46% simple interest. The note matured on October 29, 2010 and was secured by a second lien on a pool of motorcycles.  In July 2009, the note holder agreed to convert the note and all accrued interest thereon into 12,000,000shares of the Company’s common stock.

(e)
On September 19, 2007, the Company sold to one accredited investor for the purchase price of $150,000 securities consisting of a $150,000 convertible debenture due December 19, 2007, 100,000 shares of unregistered common stock, and 400,000 common stock purchase warrants. The debentures bear interest at the rate of 12% per year compounded monthly and are convertible into shares of the Company's common stock at $0.0504 per share. The warrants may be exercised on a cashless basis and are exercisable until September 19, 2007 at $0.05 per share. In the event the debentures are not timely repaid, the Company is to issue 100,000 shares of unregistered common stock for each thirty day period the debentures remain outstanding. The Company has accrued interest and penalties as per the terms of the note agreement.  In May, 2008, the Company repaid $1,474 of principal and $3,526 in accrued interest. Additionally, from April 26, 2008 through April 30, 2009, a third party to the note paid, on behalf of the Company, $41,728 of principal and $15,272 in accrued interest on the note, and the note holder converted $3,399 of principal and $6,601 in accrued interest into 200,000 shares of our common stock.  As of April 30, 2009, the balance outstanding was in default.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE H- LOANS PAYABLE TO RELATED PARTIES

During the year ended April 30, 2009, the Company borrowed $136,000 from a Director of the company on a demand basis without interest and repaid $2,500 to the one of the officers.

During the year ended April 30, 2008, the Company borrowed $249,760 from a Director and three officers of the company on a demand basis without interest and repaid $5,000 to the Director.

At April 30, 2008 and 2009, included in accounts receivable, are $169 and $2,354, respectively, due from American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer, for the purchase of motorcycles.

NOTE I - FAIR VALUE MEASUREMENTS

The following table sets forth certain and liabilities as of April 30, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

(in thousands)	Level 1	Level 2	Level 3
Cash and cash equivalents	$(54,350)	$-	$-
RISC Loan receivables	-	3,248,00	-
Senior secured notes payable	-	-	3,694,838
Notes payable	-	-	5,102,458
Loan payable - related party	-	-	378,260

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE J - EQUITY INSTRUMENTS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share and $100 stated value per share, of which 35,850 shares have been designated as Series A convertible preferred stock, and 340,000,000 shares of common stock with $0.001 par value per share. As of April 30, 2009 and 2008, the Company has issued and outstanding 125 and 825 shares of preferred stock issued and outstanding, respectively. The Company has 170,730,064 and 130,798,657 shares of common stock issued and outstanding as of April 30, 2009 and 2008, respectively.

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

In September 2007, the Company, pursuant to a consulting agreement, issued to the consultant 100,000 shares of its unregistered common stock valued at $7,000.00. The Company, also, issued five year warrants to purchase 400,000 shares of unregistered common stock at $0.05 per share.  The warrants which are fully vested have been valued at $27,107 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 181%; (3) risk-free interest rate of 4.52%, and expire if unexercised in five years.

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

In October 2007, pursuant to the terms and provisions of their loans, the company issued to four individuals 2,690,000 shares of its unregistered common stock valued at $209,350.

In November 2007, the Company issued to an individual 10,000 shares of its unregistered common stock valued at $600.00 as an inducement for a loan.

In January 2008, pursuant to the terms and provisions of their loans, the company issued to four individuals 440,000 shares of its unregistered common stock valued at $33,800.

In January 2008, the Company, pursuant to a consulting agreement, issued to the consultant 500,000 shares of its unregistered common stock valued at $20,000.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE J - EQUITY INSTRUMENTS (continued)

On January 31, 2008, the Company issued five year warrants to purchase 1,632,833 shares of its unregistered common stock at a price of $0.0438 per share to a corporation pursuant to a placement agency agreement. The warrants which are fully vested have been valued at $93,420 using the Black-Scholes option pricing model with the following  assumptions: (1) dividend yield of 0%; (2) expected volatility of 178%; (3) risk-free interest rate of 2.8%, and expire if unexercised in five years.

On February 14, 2008, the Company, pursuant to a consulting agreement, issued to the consultant 1,000,000 shares of unregistered common stock valued at $80,000. The consulting agreement, unless cancelled, required the Company to issue up to 4,000,000 additional shares of unregistered common stock to the consultant, in tranches of 1,000,000 shares each, on the three, six, nine and twelve month anniversary dates of the agreement. The agreement was cancelled as of March 31, 2008 with no further issuance of shares required.

In February 2008, pursuant to the terms and provisions of their loans, the Company issued to five individuals 540,000 shares of its unregistered common stock valued at $46,800.

In February 2008, the Company issued to four individuals 262,500 shares of its unregistered common stock valued at $13,250.00 as an inducement for loans.

In March 2008, pursuant to the terms and provisions of their loans, the Company issued to six individuals 520,000 shares of its unregistered common stock valued at $59,600.

In April 2008, pursuant to the terms and provisions of their loans, the Company issued to six individuals 420,000 shares of its unregistered common stock valued at $38,400.

During the fiscal year ended April 30, 2009, the Company issued an aggregate of 2,000,000 shares of unregistered common stock valued at $125,000 to the four members of its Advisory Council.

During the fiscal year ended April 30, 2009, the Company issued an aggregate of 5,882,000 shares of unregistered common stock valued at $407,520 to thirteen note holders pursuant to the terms and provisions of their loans.

During the fiscal year ended April 30, 2009, the Company issued an aggregate of 1,390,000 shares of unregistered common stock valued at $91,500 to ten individuals as an inducement for loans.

During the fiscal year ended April 30, 2009, pursuant to two consulting agreements, the Company issued a net of 5,484,769 shares of unregistered common stock valued at $463,629 to two consulting firms. One agreement was subsequently cancelled and the consultant returned 1,015,231 shares of the 6,000,000 issued valued at $91,371.  The second agreement dated January 1, 2009 called for the payment of $15,000 per month, the issuance of 500,000 shares of common stock and the issuance of 1,500,000 five year common stock purchase warrants, issued at the rate of 250,000 per month commencing January 2009 at various escalating exercise prices. This agreement was suspended in February 2009 and remains suspended as of August 1, 2009. As a result of this suspension, only 500,000 shares and 250,000 warrants, exercisable at $0.05, have been issued and one monthly payment was made.

During the fiscal year ended April 30, 2009, the Company issued an aggregate of 1,875,000 shares of common stock to five individuals who converted 292,500 shares of Series A Convertible Preferred Stock of which 222,500 were converted in prior years.

During the fiscal year ended April 30, 2009, the Company issued an aggregate of 23,299,637 shares of unregistered common stock to eighteen convertible note holders who converted $827,800 principal amount of notes and $99,942 in accrued interest thereon.

During the years ended April 30, 2009 and 2008, the Company expensed $871,038 and $488,700 respectively, in non-cash charges related to stock and option compensation expense.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE J - EQUITY INSTRUMENTS (continued)

Preferred Stock Series A

On July 20, 2007, one shareholder holding 16,745 shares of preferred stock converted those shares into 10,733,974 shares of common stock and forgave $215,253 in accumulated but unpaid dividends on the preferred shares. On January 31, 2008, three shareholders holding 2,225 shares of preferred stock converted those shares into 1,426,230 shares of common stock.  In February, 2009, one shareholder converted 20,000 shares of preferred stock into 128,210 shares of common stock. In April 2009, one shareholder converted 50,000 shares of preferred stock into 320,510 shares of common stock.  Of the shares of common stock issuable upon conversion of the preferred shares 10,733,980 had not been physically issued as of April 30, 2009. These unissued shares are not included in the outstanding shares. The forgiven dividends were recognized as additional paid-in capital.. Pursuant to the Certificate of Designation of the Series A Preferred Stock, all accumulated but un-paid dividends thereon shall be extinguished.  Therefore, $117,437 of previously accrued dividends were recognized as additional paid-in-capital.

NOTE K - INCOME TAXES
At April 30, 2009 and 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $24,500,000 and  $19,846,000, respectively, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Also, due to change in the control after reverse acquisition of Sparta Commercial Services, Inc., the Company's past accumulated losses to be carried forward may be limited.

Components of deferred tax assets as of April 30, 2009 and 2008 are as follows:

	April 30,
	2009	2008
Noncurrent:
Net operating loss carry forward	$6,860,000	$5,739,200
Valuation allowance	(6,860,000)	(5,739,200)
Net deferred tax asset	$-	$-

The valuation allowance and increased by $1,120,800 and $1,224,000 during the years ended April 30, 2009 and 2008, respectively.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE L - STOCK OPTIONS AND WARRANTS (continued)

During the year ended April 30, 2008, the Company granted options to purchase an aggregate of 1,170,000 shares of common stock to thirteen employees. However, four employees left during the three months ended July 31, 2007 and two employees left during the three months ended January 31, 2008. As a result of these resignations, 530,000 unexercised options were cancelled. During the year ended April 30, 2009, two employe8es left as a result, 150,000 unexercised options were cancelled. The remaining vested and unvested options have been valued at $40,285 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 143%; (3) risk-free interest rate of 4.76%, vest over a 48 month period and expire if unexercised in ten years.

During the year ended April 30, 2009, the Company issued warrants to purchase an aggregate of 250,000 shares of common stock to a consultant. The warrants have been valued at $17,423 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 248%, (3) risk-free interest rate of 1.72%, and (4) expected life of 5 years. The warrants have an exercise price of $0.05 and are fully vested.

During the year ended April 30, 2009, the Company issued warrants to purchase an aggregate of 694,444 shares of common stock to one accredited investor in connection with the sale of a convertible note. The warrants have been valued at $40,811 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 285%, (3) risk-free interest rate of 1.27%, and (4) expected life of 3 years. The warrants have an exercise price of $0.15 and are fully vested.

During the year ended April 30, 2009, the Company issued warrants to purchase an aggregate of 200,000 shares of common stock to two individuals in connection with their services to the Company. The warrants have been valued at $5,979 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 268%, (3) risk-free interest rate of 1.41%, and (4) expected life of 5 years. The warrants have an exercise price of $0.15 and are fully vested.

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

The following table summarizes common stock options issued to officers, directors and employees outstanding and the related exercise price.

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
6,025,000	5.05	$0.25	4,515,000	$0.27

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE L - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2007	5,535,000	$0.26
Granted	1,170,000	0.10
Exercised	-	-
Canceled or expired	(530,000)	0.10
Outstanding at April 30, 2008	6,175,000	$0.24
Granted	-	-
Exercised	-	-
Canceled or expired	(150,000)	0.10
Outstanding at April 30, 2009	6,025,000	$0.24

The weighted-average fair value of stock options granted during the years ended April 30, 2009 and 2008 was $0.00 and $0.09, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant Assumptions (weighted average):	2009	2008
Risk free interest rate at grant date:	-	2.49%
Expected stock price volatility	-	164%
Expected dividend payout	-	0
Expected options life in years(a)	-	3

(a)	The expected option/warrant life is based on vested dates.

There were no options granted during the year ended April 30, 2009.   The options granted in the year ended April 30, 2008 had an intrinsic value of $21,346.

b)	The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.215	1,755,537	1.78	$0.215	1,755,537	$0.215
$0.15	694,444	2.96	$0.15	694,444	$0.15
$0.05	2,225,000	3.24	$0.05	2,225,000	$0.05
$0.0438	1,632,833	3.29	$0.0438	1,632,833	$0.0438
$0.088	100,000	.63	$0.088	100,000	$0.088
	6,407,814	2.78	$0.10	6,407,814	$0.10

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE L - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2007	12,804,454	$0.197
Granted	3,407,833	$0.050
Exercised	-	$-
Canceled or expired	(6,261,414)	$0.195
Outstanding at April 30, 2008	9,950,873	$0.147
Granted	1,144,444	$0.111
Exercised	-	$-
Canceled or expired	(4,687,503)	$0.195
Outstanding at April 30, 2009	6,407,814	$0.108

The weighted-average fair value of stock warrants granted to non-employees during the years ended April 30, 2009 and 2008 was $0.05 and $0.05 respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2009	2008
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.39%	2.82%
Expected stock price volatility	277%	178%
Expected dividend payout	-	-
Expected option life-years	yrs	4 yrs

The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $59,831 and $247,160 and for the years ended April 30, 2009 and 2008, respectively.

NOTE M - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In October 2004, the Company entered into a lease agreement with an unrelated party for office space in New York City from December 1, 2004 through November 30, 2007. This lease was renewed on October 24, 2007 or an additional 5 years. Total lease rental expense for the years ended April 30, 2009 and 2008, was $310,419 and $225,953, respectively.

Commitment for minimum rentals under non-cancelable leases Including Contractual charge for water and sprinkler are:

April 30, 2010	$297,590
April 30, 2011	$304,985
April 30, 2012	$312,565
November 30, 2012	$184,947

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE M - COMMITMENTS AND CONTINGENCIES (continued)

Secured Senior Credit Facility

In December 2008 the Company, along with our wholly-owned subsidiary, Sparta Funding LLC, a Delaware limited liability company, entered into a $25,000,000 committed, extendable, secured credit facility with DZBank AG Deutsche Zentral–Genossenschaftsbank, Frankfurt am Main, New York Branch pursuant to a Revolving Credit Agreement which allows Sparta Funding to borrow 80% of the value of a powersports vehicle in the case of leased vehicles or 80% of the amount financed by the ultimate purchaser in the case of vehicles, which are sold at a floating interest rate equal to 30 day commercial paper rate plus 275 basis points.  The Company will serve as originator and servicer of the leases and purchases financed by Sparta Funding through the DZBank credit facility.  The Company is required to satisfy certain tangible net worth and committed capital thresholds as a condition of accessing funds under the DZBank credit facility.  As of April 30, 2009, the Company has not met the net worth or committed capital in order to utilize the credit facility.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE M - COMMITMENTS AND CONTINGENCIES (continued)

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

The Company entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens, our Chief Executive Officer. The employment is for a term of five years. The employment term is to be automatically extended for one five-year period, and additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. He is entitled to six weeks of paid vacation per year, and health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He did not receive any equity compensation as part of this agreement.

On November 1, 2004, the Company entered into an employment agreement with Richard P. Trotter.  The term of employment is one year, and is to be automatically extended for one two-year period, and an additional two-year period, unless written notice is given three months prior to the expiration of any such term that the term will not be extended.  Under the agreement, the Company agreed to issue 125,000 shares of common stock during the course of the agreement. The grant of shares is subject to vesting and subject to continued employment. At April 30, 2007, 75,000 shares vested, of which 50,000 shares are yet to be issued.  On November 1, 2008 and 2007, 12,500 shares and 25,000 shares, respectively, vested and are yet to be issued.  The remainder of the shares are subject to vesting on November 1, 2009. During the years ended April 30, 2009 and 2008, the Company has recorded $10,000 and $20,000, respectively, as expense as per this employment agreement.

The Company entered into an employment agreement, effective September 22, 2006, with Anthony W. Adler, to serve as our Executive Vice President and interim Chief Financial Officer. The term of employment is three years. The employment term may be extended for one year upon written agreement by the Company and Mr. Adler.  He was granted options for 4,000,000 shares of our common stock. The grant of options is subject to vesting and subject to continued employment. On September 22, 2006, 2007, and 2008, options for 800,000 shares, 800,000 shares, and 1,200,000 shares, respectively, vested, and the remaining options to purchase 1,200,000 shares are to vest on September 22, 2009. He is entitled to four weeks of paid vacation during the first year of employment, and five weeks per year thereafter. He is entitled to health insurance and other employee benefits on the same basis as is made generally available to other employees. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE N - NON-CASH FINANCIAL INFORMATION

During the year ended April 30, 2009, the Company:

•	Issued 2,000,000 shares of unregistered common stock, valued at $125,000, to four individuals for their services as members of our Advisory Council.
•	Issued 5,882,000 shares of unregistered common stock, valued at $407,520, to thirteen individuals pursuant to the terms and provisions of their loans.
•	Issued 1,390,000 shares of unregistered common stock valued at $91,500 to ten individuals as an inducement for loans.
•	Issued a net of 5,484,769 shares of unregistered common stock valued at $463,629 to two consulting firms.

During the year ended April 30, 2008, the Company:

•	Issued 2,700,000 shares of unregistered common stock, valued at $184,000, to two individuals and two corporations for consulting services.
•	Issued 272,500 shares of unregistered common stock, valued at $13,850, to five individuals as inducements to make loans to the Company.
•	Issued 4,610,000 shares of unregistered common stock, valued at $378,350, to six individuals as penalty shares pursuant to note agreements.

NOTE O – SUBSEQUENT EVENTS

During the three months ended July 31, 2009, the Company sold to five accredited investors four month unsecured notes and warrants in the aggregate amount of $165,000.  The warrants are for a term of three years and entitle the holder to purchase a total of 4,853,153 shares of our common stock at $0.15 per share  The notes bore 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. At the Company’s option, the notes were convertible into shares of common stock ranging from $0.02 to $0.048 per share.  The notes were to mature on various dates through November 8, 2009.  These notes plus accrued interest thereon were converted into shares of common stock in July 2009.

During the three months ended July 31, 2009, the Company sold to one accredited investor a four month unsecured 10% note due November 8, 2009 in the amount of $20,000. As an inducement for the loan the Company issued to the investor 40,000 shares of the Company’s unregistered common stock.

During the three months ended July 31, 2009, the Company sold to one accredited investor unsecured 8% demand notes in the aggregate amount of $149,000. At the Company’s option, the notes are convertible into shares of common stock ranging from $0.02 to $0.048 per share.

During the three months ended July 31, 2009, the Company sold to one accredited investor unsecured 10% note in the amount of $20,000. At the investor’s option, the notes are convertible into shares of common stock at $0.02 per share.

During the three months ended July 31, 2009, pursuant to the terms of a March, 2009 consulting agreement, the Company issued 2,500,000 shares of its unregistered common stock valued at $75,000. The agreement requires the Company to issue an additional 3,500,000 shares, payable 500,000 per month in arrears.

During the three months ended July 31, 2009, the Company issued 388,086 shares of its common stock to two individuals, Pursuant to its 2009 Consultant Stock Plan, in payment of $15,747 for services.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE O – SUBSEQUENT EVENTS (continued)

During the three months ended July 31, 2009, pursuant to the terms of his note, the Company issued 200,000 shares of its unregistered common stock to one note holder in payment of $6,600.99 in accrued interest and $3,399.01 for principal reduction of the note.

In July 2009, pursuant to the terms of their note agreements, note holders converted $3,727,755 amount of notes and accrued interest thereon into 118,632,122,shares of the Company’s common stock.

Note holders of an additional $938,000 notes have agreed to convert the note plus accrued interest thereon into shares of the Company’s common stock upon the agreement of the Company’s Senior Secured Lender that the Company has met all conditions precedent to begin drawing down on the Company’s credit facility with them.

On May 1, 2009, the Company adopted its 2009 Consultant Stock Plan.  The plan provides for the issuance of up to 10,000,000 shares of the Company’s common stock, pursuant to stock awards, to eligible consultants.  The plan is effective for ten years.

Preferred Stock Purchase Agreement

On July 24, 2009, we designated 1,000 shares as Series B Preferred Stock.  The Series B share, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to our common stock and any other class or series of preferred stock, and junior to all of our existing and future indebtedness.  The Series B shares accrue dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B shares.  Our common stock may not be redeemed while Series B shares are outstanding.  The Series B certificate of designations provides that, without the approval of a majority of the Series B shares, we cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B shares, liquidate, dissolve or wind-up our business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B shares.  The Series B shares have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of our company.  The Series B shares are redeemable at our option on or after the fifth anniversary of the date of its issuance.

On July 29, 2009, we entered into a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC ("Optimus"), an unaffiliated investment fund.  Under the agreement, Optimus is committed to purchase up to $5,000,000 of our Series B Preferred Stock for a one year period.  From time to time, we may send a notice requiring Optimus to purchase shares of our Series B Preferred Stock, subject to satisfaction of certain closing conditions.  Optimus will not be obligated to purchase the Series B Preferred Stock (i) in the event the closing price of our common stock during the nine trading days following delivery of a purchase notice falls below 75% of the closing price on the trading day prior to the date such notice is delivered to Optimus, or (ii) to the extent such purchase would result in Optimus and its affiliates beneficially owning more than 9.99% of our common stock.

We agreed, to file after each drawn down, and to seek and maintain effectiveness of, a registration statement covering the shares underlying the issued warrants. On the earlier of the first draw down or 6 months from the date of the agreement, we are to pay a non-refundable commitment fee of $250,000.00 to Optimus. Pursuant to a concurrent transaction between Optimus may borrow up to 33,990,000 shares of our common stock from several of our non-affiliated stockholders.  On July 31, 2009, pursuant to the agreement, we requested Optimus to purchase 90 shares of our Series B Preferred Stock valued at $900,000 and issued 13,500,000 five year warrants to purchase 13,500,000 shares of common stock at $0.09 per share.

On the date of delivery of each purchase notice under the agreement, we will also issue to Optimus five-year warrants to purchase our common stock at an exercise price equal to the closing price of our common stock on the trading day prior to the delivery date of the notice.  The number of shares issuable upon exercise of the warrant will be equal in value to 135% of the purchase price of the Series B Preferred Stock to be issued in respect of the related notice.  Each warrant will be exercisable on the earlier of (i) the date on which a registration statement registering for resale the shares of common stock issuable upon exercise of such warrant becomes effective and (ii) the date that is six months after the issuance date of such warrant.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE P - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the period October 1, 2001 (date of inception) through April 30, 2009, the Company incurred loss of $27,147,047. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The Company believes that the agreement with Optimus will allow us to negate the going concern issue.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended April 30, 2009. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2009.  This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended April 30, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

On  May 1, 2009, the Company adopted its 2009 Consultant Stock Plan.  The plan provides for the issuance of up to 10,000,000 shares of the Company’s common stock, pursuant to stock awards, to eligible consultants.  The plan is effective for ten years.

On July 24, 2009, we designated 1,000 shares as Series B Preferred Stock.  The Series B share, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to our common stock and any other class or series of preferred stock, and junior to all of our existing and future indebtedness.  The Series B shares accrue dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B shares.  Our common stock may not be redeemed while Series B shares are outstanding.  The Series B certificate of designations provides that, without the approval of a majority of the Series B shares, we cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B shares, liquidate, dissolve or wind-up our business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B shares.  The Series B shares have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of our company.  The Series B shares are redeemable at our option on or after the fifth anniversary of the date of its issuance.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of August 1, 2009.

Name	Age	Position
Anthony L. Havens	55	Chief Executive Officer, President, and Chairman
Kristian Srb	54	Director
Jeffrey Bean	56	Director
Anthony W. Adler	69	Executive Vice President and Principal Financial Officer
Richard P. Trotter	66	Chief Operating Officer
Sandra L. Ahman	46	Vice President, Secretary and Director

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

Board of Directors Information and Corporate Governance

There are no family relationships among our executive officers or directors. None of our directors or officers are directors of another reporting company.  Based solely in reliance on representations made by our officers and directors, during the past five years, none of the following occurred with respect to such persons:  no petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such persons, or any partnership in which he or she was a general partner or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing; no such persons were convicted in a criminal proceeding or are a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); no such persons were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, or of any federal or state authority barring, suspending or otherwise limiting, their involvement in any type of business practice, or in securities or banking or other financial institution activities; and no such persons were found by a court of competent jurisdiction in a civil action or by the SEC or by the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Our directors are elected annually to serve for one year and hold office until the next annual meeting of the stockholders and until their successors are elected and qualified. Our Board of Directors may increase the size of the Board of Directors. Any director who fills a position created by the Board of Directors serves until the next annual meeting of the stockholders. Our officers are elected by the Board of Directors at the first meeting after each annual meeting of our stockholders, and hold office until their death, resignation or removal from office.  In seeking candidates for directors, our Board may use their business, professional and personal contacts, accept the recommendations from other Board members, stockholders or management. Candidates recommended by security holders are considered. Current members of the Board are considered for re-election.  The process for evaluating candidates and the manner of evaluation is the same regardless of the category of person recommending the proposed candidate.  The Board considers business experience, mix of skills and other criteria and qualities appropriate for Board membership, including: intelligence, high personal and professional ethics, values, integrity and sound judgment; education; business and professional skills and experience; familiarity with our business and the industry in general; independence from management; ability to devote sufficient time to Board business; commitment to regularly attend and participate in meetings of our Board and its committees; and concern for the long-term interests of the stockholders. While such factors important in evaluating candidates, we do not impose any specific, minimum qualifications for director nominees.

Our Board of Directors does not currently maintain a separately-designated standing audit, nominating, or compensation committee, or other similar committee, of the Board of Directors, and we do not have audit, nominating, or compensation committee, or other similar charter.  Functions customarily performed by such committees are performed by our Board as a whole as our operations have been limited and we have had a small number of officers and a small number of directors since inception. We are not required to maintain such committees under the applicable rules of the OTC Bulletin Board. None of our directors qualify as an "audit committee financial expert." As all of our Board members are officers or nominees of a substantial stockholder who may not be deemed independent, we have not established separate Board committees.

The Board of Directors has not adopted a specific process with respect to security holder communications, but security holders wishing to communicate with the Board of Directors may do so by mailing such communications to the Board of Directors at our offices.

Code of Ethics

We have not yet adopted a "code of ethics", as defined by the SEC, which applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and persons performing similar functions. We have not previously adopted a code of ethics as our operations have been limited and we have had a small number of employees since inception.  We expect to adopt a code of ethics during our present fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta's executive officers, directors, and persons who beneficially own more than ten percent of Sparta's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta's common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person.  Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2009, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal years ended April 30, 2009 ("Named Executive Officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(a)(b)	Option Awards ($)(a)(c)	All Other Compensation ($)(d)	Total ($)

Anthony L. Havens	2009	280,000	0	0	0	10,639	290,639
Chief Executive Officer	2008	310,440	0	0	0	11,580	322,020
Anthony W. Adler	2009	185,000	0	0	156,978	0	341,978
Executive Vice President and Principal Financial Officer	2008	185,000	0	0	156,928	0	341,928
Richard P. Trotter	2009	200,000	0	10,000	37,065	0	247,065
Chief Operating Officer	2008	200,000	0	20,000	49,420	0	269,420

(a)	See note N to financial statements for assumptions made in the valuation.
(b)
For Mr. Trotter, refers to the values of 12,500 and 25,000 shares of common stock that vested in fiscal years 2009 and 2008, respectively.  Pursuant to an employment agreement dated November 1, 2004, Mr. Trotter is entitled to up to 125,000 shares of common stock, of which an aggregate of 112,500 shares have vested (of which 87,500 remains to be issued), and 12,500 shares remains subject to future vesting on November 1, 2009.

(c)
For Mr. Adler, refers to the values of 1,200,000 and 800,000 stock options that vested in each of fiscal years 2009 and 2008, respectively.  Pursuant to an option agreement dated September 22, 2006, Mr. Adler is entitled to up to 4,000,000 options subject to vesting. The options are exercisable for a period of five years from the vesting date at $0.1914 per share. On each of September 22, 2006, 2007, and 2008, stock options to purchase 800,000, 800,000 and 1,200,000 shares vested, respectively, and the remaining 1,200,000 options are to vest on September 22, 2009.

For Mr. Trotter, refers to the values of 175,000 stock options that vested in each of fiscal years 2009 and 2008.  Pursuant to an option agreement dated April 29, 2005, Mr. Trotter received 875,000 stock options, exercisable for five years from the vesting date at $0.605 per share.  Options to purchase 175,000 shares vested on April 29, 2005, and additional options to purchase 175,000 shares vested on each of April 29, 2006, 2007, 2008, and 2009.
(d)
This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000. In fiscal 2009, for Mr. Havens, this includes $10,639 for garage rental. In fiscal 2008, for Mr. Havens, this includes expenses of $11,580 for garage rental..

In general, compensation payable to a Named Executive Officer consists of a base salary, and in cases of persons other than our CEO, a stock or stock option award.  During our 2009 fiscal year, we had in effect written employment agreements with the Named Executive Officers.  Our compensation system has generally not been tied to performance based conditions other than the passage of time.

Employment Agreement with CEO

We entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens who serves as our Chief Executive Officer.  The employment is for a term of five years.  The employment term is to be automatically extended for one five-year period, and additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended.  His base salary is at an annual rate of $280,000.  He is entitled to defer a portion of his base salary each year.  He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors.  He is entitled to a $1,000,000 term insurance policy.  He is entitled to six weeks of paid vacation per year, and health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives.  He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies.  If terminated, he is entitled to three months of severance for up to six months of service for each year of employment, plus full participation in all standard employee benefits during the period of severance payments.  The employment agreement provides for termination for cause.  If he resigns for good reason or is terminated without cause within twelve months after a change in control, he is entitled to receive an additional lump sum payment equal to the greater of the severance payment or the balance of his base salary for the remaining employment term, continued coverage under any welfare benefits plans for two years, and full vesting of any account balance under a 401(k) plan.  For purposes of the employment agreement, a change in control refers to:

•	a change in voting power, due to a person becoming the beneficial owner of 50% or more of the voting power of our securities and our largest stockholder;
•
during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors, including later approved directors, ceasing to constitute a majority of the board;

•	a merger or consolidation of our company with a third party, after which our stockholders do not own more than 50% of the voting power; or
•	a sale of all or substantially all of our assets to a third party.

If we elect not to renew the employment agreement, he shall be entitled to receive severance equal to thirty months of his base salary plus standard employment benefits.  If we fail to fully perform all or any portion of our post-termination obligations, we are be obligated to pay to him an amount equal to five times the value of the unperformed obligation.

Employment Agreement with EVP

We entered into an employment agreement, effective September 22, 2006, with Anthony W. Adler, to serve as our Executive Vice President and interim Chief Financial Officer. The term of employment is three years. The employment term may be extended for one year upon written agreement by the Company and Mr. Adler.  His initial base salary is at an annual rate of $185,000.  He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors. He was granted options to purchase 4,000,000 shares of our common stock, subject to vesting and subject to continued employment. On September 22, 2006, 2007, and 2008, options for a total of 2,800,000 shares vested, and the remaining options to purchase 1,200,000 shares are to vest on September 22, 2009. He is entitled to four weeks of paid vacation during the first year of employment, and five weeks per year thereafter. He is entitled to health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is made generally available to other employees. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies. The employment agreement provides for termination for cause. If terminated without cause, he is entitled to severance. As severance, he shall be receive his full base salary through the end of the then current employment term

Employment Agreement with COO

We entered into an employment agreement, effective November 1, 2004, with Richard P. Trotter, to serve as our Chief Operating Officer. The term of employment is one year. The employment term is to be automatically extended for one two-year period, and an additional two-year period, unless written notice is given three months prior to the expiration of any such term that the term will not be extended.  His initial base salary was at an annual rate of $160,000.  On May 1, 2005, his base salary increased to $200,000.  He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors.  He was granted 125,000 shares of our common stock, subject to vesting and subject to continued employment.  On each of November 1, 2004, 2005, 2006 and 2007, 25,000 shares vested.  An additional 12,500 shares vested on November 1, 2008.  An additional 12,500 shares are subject to vesting on November 1, 2009.  He is entitled to three weeks of paid vacation during the first year of employment, and four weeks per year thereafter.  He is entitled to health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is made generally available to other employees. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies.  The employment agreement provides for termination for cause. If terminated without cause, he is entitled to severance.  As severance, he shall be entitled to one week's base salary as of the date of termination for the first full year of service, and thereafter, two weeks' base salary for each succeeding year of service, up to an aggregate of four months of such base salary.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding option awards held by the Name Executive Officers as at April 30, 2009.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(a)
Anthony W. Adler (1)	2,800,000	1,200,000	0.1914	9/21/2011	-	-
Richard P. Trotter (2)	-	-	-	-	12,500	875
Richard P. Trotter (3)	175,000	-	0.605	4/29/2010	-	-
Richard P. Trotter (3)	175,000	-	0.605	4/29/2011	-	-
Richard P. Trotter (3)	175,000	-	0.605	4/29/2012	-	-
Richard P. Trotter (3)	175,000	-	0.605	4/29/2013	-	-
Richard P. Trotter (3)	175,000	-	0.605	4/29/2014	-	-

(a)	Reflects the closing market price of our common stock on April 30, 2009, multiplied by the number of restricted shares that were not vested at 2009 fiscal year end.
(1)
Granted pursuant to an option agreement dated September 22, 2006.  The options are exercisable for a period of five years from the vesting date at $0.1914 per share. Unexercisable options are subject to vesting on September 22, 2019.

(2)	Granted pursuant to an employment agreement dated November 1, 2004. Mr. Trotter is vested with an aggregate of 112,500 shares, and 12,500 shares remains subject to future vesting on November 1, 2009.
(3)	Granted pursuant to an option agreement dated April 29, 2005.

Compensation of Directors

No compensation was paid to non-employee directors in fiscal year 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of April 30, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (a)	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by securities holders	650,000	$0.19	7,850,000
Equity compensation plans not approved by security holders (b)	9,432,833	$0.21	0
Total	10,082,833	$0.21	7,850,000

(a)	Calculation excludes shares subject to restricted stock grants.
(b)
Includes 100,000 shares pursuant to a restricted stock grant, of which 12,500 shares are subject to future vesting and 87,500 shares have vested but have not been issued. There is no exercise price associated with the restricted stock grant.

Plans in the Shareholder Approved Category

In July 2004, we adopted our 2005 Stock Incentive Compensation Plan.  The plan authorizes our Board of Directors to grant securities, including stock options, to employees, directors and others, in the aggregate amount of 8,500,000 shares of common stock. Securities issued under the plan may be stock awards, non-qualified options, incentive stock options, or any combination of the foregoing.  In general, stock options granted under the plan have a maximum duration of ten years from the date of the grant and are not transferable. The per share exercise price of any incentive stock option granted under the plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over ten percent or more of our capital stock are granted at 110% of fair market value of the underlying common stock on the date of grant and expire five years after the date of grant. No options may be granted after July 1, 2014.  During the year ended April 30, 2009, no options were granted or exercised, and 150,000 unexercised options were cancelled.  As of April 30, 2009, options to purchase 650,000 shares of common stock were outstanding under the plan.

Plans Not in the Shareholder Approved Category

On November 1, 2004, pursuant to an employment agreement with Richard P. Trotter, our Chief Operating Officer, we granted an award of 125,000 shares of our common stock, subject to vesting and subject to continued employment.  Mr. Trotter was previously issued 25,000 shares, and an additional 87,500 shares have vested but have not yet been issued.  An additional 12,500 shares remains subject to future vesting on November 1, 2009.

On April 29, 2005, pursuant to an option agreement with Richard Trotter, our Chief Operating Officer, we issued stock options to purchase up to 875,000 shares of our common stock. The stock options are exercisable for five years from the vesting date at $0.605 per share.  Options to purchase 175,000 shares vested on April 29, 2005, and additional options to purchase 175,000 shares vested on each of April 29, 2006, 2007, 2008 and 2009.

In connection with the private placement during the year ended April 30, 2006, we granted 1,755,537 common stock purchase warrants to the placement agent, exercisable for five years at $0.215 per share.

On September 22, 2006, pursuant to an option agreement with Anthony W. Adler, our Executive Vice President, we issued stock options to purchase up to 4,000,000 shares of a common stock. Subject to vesting, the stock options are exercisable for five years from the vesting date at $0.1914 per share. On September 22, 2006, stock options to purchase 800,000 shares vested, on September 22, 2007 an additional 800,000 shares vested, and on September 22, 2008, stock options to purchase 1,200,000 shares vested The remaining 1,200,000 stock options are to vest on September 22, 2009.

On October 23, 2006, pursuant to an option agreement with Jeffrey Bean, one of our directors, we issued stock options to purchase up to 500,000 shares of a common stock. Subject to vesting, the stock options are exercisable for five years from the vesting date at $0.12 per share. On October 23, 2006, stock options to purchase 200,000 shares vested, and an additional 100,000 stock options vested on each of October 23, 2007 and 2008. The remaining 100,000 options are to vest on October 23, 2009.

On December 16, 2006, pursuant to an option agreement with Loofbourrow and Associates, a consultant, we issued options to purchase up to 100,000 shares of our common stock exercisable at $.08 per share.

In July 2007, we entered into a three month consulting agreement with a consulting firm pursuant to which we issued five year warrants to purchase 1,000,000 shares of common stock exercisable at $0.05 per share.

In September 2007, we issued, pursuant to a consulting agreement, five year warrants to purchase 400,000 shares of common stock exercisable at $0.05 per share.

In October 2007, we entered into a consulting agreement for financial advisory services with an individual pursuant to which we issued five year warrants to purchase 375,000 shares of common stock exercisable at $0.05 per share.

On January 31, 2008, we issued to a consultant pursuant to a placement agency agreement five year warrants to purchase 1,632,833 shares of common stock exercisable at $0.0438 per share.

On January 1, 2009, we entered into a consulting agreement for financial advisory services pursuant to which we issued to the consultant five year warrants to purchase 250,000 shares of common stock at $0.05 per share.

On February 27, 2009, we issued to two consultants five year warrants to purchase an aggregate of 100,000 shares of common stock at $0.05 per share.

Common Stock Ownership

The table below sets forth information regarding the beneficial ownership of our common stock as of April 30, 2009 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

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

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	30,933,250	17.8
Kristian Srb (2)	33,066,562	19.0
Jeffrey Bean (3)	416,000	*
Anthony W. Adler (4)	3,895,000	2.2
Richard P. Trotter (5)	912,500	*
Sandra L. Ahman	580,865	*
All current directors and named officers as a group (6 in all)	68,804,177	38.7

*	Represents less than 1%
(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 462 Seventh Ave, 20th Floor, New York, NY 10018, and each .
(1)
Mr. Havens' minor son owns approximately 500,000 shares of common stock in a trust account. Mr. Havens is not the trustee for his son's trust account, and does not have the sole or shared power to vote or direct the vote of such shares.  Mr. Havens disclaims beneficial ownership of such shares held in his son's trust account.

(2)	Includes 62,500 shares of common stock held by Mr. Srb's minor daughter, for which Mr. Srb may be deemed to have beneficial ownership of such shares.
(3)
Includes 400,000 vested stock options. Pursuant to an option agreement, Mr. Bean is entitled to up to 500,000 options, of which on October 23, 2006, 2007 and 2008, options to purchase 200,000, 100,000 and 100,000 shares vested, respectively.  Options to purchase an additional 200,000 shares are to vest on October 23, 2009.

(4)
Includes 2,800,000 vested stock options. Pursuant to an option agreement, Mr. Adler is entitled to up to 4,000,000 options, of which on September 22, 2006, 2007 and 2008, options to purchase 800,000, 800,000 and 1,200,000 shares vested, respectively. Options to purchase an additional 1,200,000 shares are to vest on September 22, 2009.

(5)
Includes 112,500 vested shares, although only 25,000 of such vested shares have been issued.  Pursuant to an employment agreement, Mr. Trotter is entitled to up to 125,000 shares of common stock, of which an aggregate of 112,500 shares have vested, and 12,500 shares remains subject to future vesting on November 1, 2009. Percentage ownership gives effect to the vested, but not yet issued, shares.  Also includes 875,000 vested stock options, The stock options are exercisable for five years from the vesting date at $0.605 per share. On each of April 29, 2005, 2006, 2007, 2008 and 2009, stock options to purchase 175,000 shares vested.

Changes in Control

We do not have any arrangements that may result in a change in control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended April 30, 2009, we received seven non-interest bearing demand loans in the aggregate amount of $136,000 from Kristian Srb, one of our directors. As of April 30, 2009, this amount remains to be repaid.

During the fiscal year ended April 30, 2007, we received a $180,000 non-interest bearing demand loan from Kristian Srb, one of our directors. As of April 30, 2009, $18,000 remains to be repaid.

During the fiscal year ended April 30, 2007, we received a $14,760 non-interest bearing demand loan from Sandra Ahman, one of our officers and a director, of which $1,000 was repaid during the year ended April 30, 2007. As of April 30, 2009, $13,760 remains to be repaid.

During the fiscal year ended April 30, 2007, we received a $8,500 non-interest bearing demand loan from Richard Trotter, one of our officers. As of April 30, 2009, $8,500 remains to be repaid.

During the fiscal year ended April 30, 2007, we received two, $20,000 non-interest bearing demand loans from Kristian Srb, one of our directors. As of April 30, 2009, $20,000 remains to be repaid.

During the fiscal year ended April 30, 2007, we received a $2,500 non-interest bearing demand loan from Anthony Adler, one of our officers, which was repaid in fiscal 2009.

On October 31, 2008, the Company purchased certain loans secured by a portfolio of all American Motorcycle Leasing Corp's motorcycle leases for a total purchase price of $100,000. At April 30, 2008 and 2009, included in accounts receivable, are $169 and $2,354 respectively, due from American Motorcycle Leasing Corp. for the purchase of motorcycles.  American Motorcycle Leasing Corp. is controlled by a director and formerly controlled by the Company's Chief Executive Officer.  From time to time, we have engaged in certain transactions with American Motorcycle Leasing Corp.  Certain of our officers, directors, and employees have worked for American Motorcycle Leasing Corp. and may continue to do so on a limited basis for the near future, and have had equity interests in American Motorcycle Leasing Corp.  While our business plans differ from those of American Motorcycle Leasing Corp., we operate in the same industry as American Motorcycle Leasing Corp.  Issues could arise with respect to the taking of corporate opportunities of each other.  Any competition with American Motorcycle Leasing Corp. could adversely affect our business, operating results and financial condition.  Accordingly, we may be subject to legal proceedings and claims, including claims of alleged infringement of the intellectual property, competition, conflict of interest, and other business governance related claims.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Director Independence

None of our directors, other than Jeffrey Bean, is deemed an independent director.  For purposes of determining independence, we are applying the independence standards of the NASDAQ Stock Market LLC.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by RBSM LLP (formerly Russell Bedford Stefanou Mirchandani LLP), our principal independent registered public accounting firm, during the fiscal years ended April 30, 2009 and 2008 were $139,832 and $162,046 respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2009 and 2008 were $0.  Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2009 and 2008 were $0. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services our principal independent registered public accounting firm for the fiscal years ended April 30, 2009 and 2008.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm.  All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2009 and 2008 were pre-approved.  The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of this report:

(1)	Index to Consolidated Financial Statements

Report of Registered Independent Certified Public Accounting Firm
Balance Sheets as of April 30, 2009 and 2008
Statementsof Losses for the years ended April 30, 2009 and 2008
Statementof Deficiency in Stockholders' Equity for the years ended April 30, 2009 and 2008
Statementsof Cash Flows for the years ended April 30, 2009 and 2008
Notesto Financial Statements

(2)	Index to Financial Statement Schedules

Not required.

(3)	Index to Exhibits

Exhibit Number	Description of Exhibit
3(i)(1)	Articles of Incorporation of Tomahawk Oil and Minerals, Inc. (Incorporated by reference to Exhibit 3(i) (1) of Form 10-KSB filed on August 13, 2004)
3(i)(2)	Certificate of Amendment of Articles of Incorporation, November 1983 (Incorporated by reference to Exhibit 3(i) (2) of Form 10-KSB filed on August 13, 2004)
3(i)(3)	Certificate of Amendment of Articles of Incorporation for name change, August 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on August 27, 2004)
3(i)(4)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on September 17, 2004)
3(i)(5)	Certificate of Amendment of Articles of Incorporation for decrease in authorized capital, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on December 23, 2004)
3(i)(6)	Certificate of Designation for Series A Redeemable Preferred Stock, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2005)
3(i)(7)	Certificate of Designation for Series B Preferred Stock (Incorporated by reference to Exhibit B to Preferred Stock Purchase Agreement, dated as of July 29, 2009 (see Exhibit 10.24 below)
3(ii)(1)	By-laws (Incorporated by reference to Exhibit 3(ii) (1) of Form 10-KSB filed on August 13, 2004)
3(ii)(2)	By-laws Resolution (Incorporated by reference to Exhibit 3(ii) (2) of Form 10-KSB filed on August 13, 2004)
3(ii)(3)	Board of Directors Resolutions amending By-laws (Incorporated by reference to Exhibit 3(ii) of Form 10-QSB filed on December 15, 2004)
10.1	Service Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)
10.2	License Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)
10.3	Amended License Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)
10.4	Lease for office facilities (Incorporated by reference to Exhibit 10 of Form 10-QSB filed on December 15, 2004)
10.5+	Form of Employment Agreement with Anthony Havens (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on August 13, 2004)
10.6+	Employment Agreement with Richard Trotter (Incorporated by reference to Exhibit 10 of Form 8-K filed on October 29, 2004)

10.7+	Option Agreement with Richard Trotter (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 5, 2005)
10.8+	Employment Agreement with Anthony W. Adler (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 2, 2006)
10.9+	Stock Option Agreement with Jeffrey Bean, dated October 23, 2006 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 24, 2006)
10.10+	2005 Stock Incentive Compensation Plan (Incorporated by reference to Exhibit 4 of Form 10-KSB filed on August 13, 2004)
10.11	2009 Consultant Stock Plan (Incorporated by reference to Exhibit 99.1 of Form S-8 filed on May 12, 2009)
10.12	Master Loan and Security Agreement - Motor Vehicles (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 28, 2005
10.13	Master Loan and Security Agreement (Installment Sale Contract) (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 28, 2005)
10.14	Form of Warrant included in Units (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on March 22, 2006)
10.15	Form of Loan Agreement, December 2005 (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on March 22, 2006)
10.16	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 4, 2006
10.17	Form of Promissory Note (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on December 18, 2006)
10.18	Form of Promissory Note (Incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on December 18, 2006)
10.19	Form of Convertible Debenture (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on December 21, 2007
10.20	Revolving Credit Agreement dated December 19, 2008 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 23, 2009)
10.21
Preferred Stock Purchase Agreement, dated as of July 29, 2009, by and among Sparta Commercial Services, Inc. and Optimus Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 30, 2009)

11	Statement re: computation of per share earnings is hereby incorporated by reference to Part II, Item 8 of this report
23.1	Consent of RBSM LLP
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
___
* Filed herewith.
+  Represents executive compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: August 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President
and Chairman of the Board

Date: August 13, 2009

By:	/s/ Anthony W. Adler
Anthony W. Adler
Executive Vice President, and
Interim Principal Financial Officer

Date: August 13, 2009

By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: August 13, 2009

By:	/s/ Kristian Srb
Kristian Srb
Director

Date: August 13, 2009

By:	/s/ Jeffrey Bean
Jeffrey Bean
Director

Date: August 13, 2009