Form 10-Q
period 2009-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2009-09-21
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

As of September 17, 2009, we had 317,282,431 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2009

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2009 (Unaudited)	April 30, 2009
ASSETS

Cash and cash equivalents	$3,713	$2,790
RISC loan receivable, current, net of reserve of $200,943 and $235,249 as of
July 31, 2009 and April 30, 2009, respectively (NOTE D)	2,716,084	3,248,001
Motorcycles and other vehicles under operating leases, net of accumulated accumulated depreciation of $238,490 and $256,485, as of July 31,2009 and
April 30, 2009, respectively and loss reserve of $28,040 and $32,726, as of
July 31, 2009 and April 30, 2009, respectively (NOTE B)	540,766	621,797
Interest receivables	40,789	49,160,
Purchased Portfolio (NOTE F)	54,695	72,635
Accounts receivable	48,018	17,899
Inventory (NOTE C)	15,116	12,514
Property and equipment, net of accumulated depreciation and
amortization of $152,385 and $147,905, respectively (NOTE E)	38,862	43,342
Prepaid expenses	504,500	593,529
Restricted cash	271,650	348,863
Deposits	48,967	48,967
Total assets	$4,283,159	$5,059,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Bank overdraft	$19,975	$57,140
Accounts payable and accrued expenses	1,620,137	1,851,876
Notes payable - Senior Lender (NOTE F)	3,127,230	3,694,838
Notes payable (NOTE G)	1,723,899	5,102,458
Loans payable related parties (NOTE H)	378,260	378,260
Other liabilities	-	88,285
Deferred revenue	11,700	13,050
Total liabilities	6,881,202	11,185,907

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, as
of July 31, 2009 and April 30, 2009, respectively	$12,500	$12,500
Common stock, $0.001 par value; 340,000,000 shares authorized, 308,656,684 and 170,730,064 shares issued and outstanding, as of July 31, 2009 and
April 30, 2009, respectively	308,657	170,730
Common stock to be issued, 1,540,950 and 16,735,453 shares, as of
July 31, 2009 and April 30, 2009, respectively	1,541	16,735
Additional paid-in capital	25,220,953	20,820,672
Accumulated deficit	(28,141,694)	(27,147,047)
Total stockholders’ deficit	(2,598,043)	(6,126,410)

Total liabilities and stockholders’ deficit	$4,283,159	$5,059,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended
	July 31,
	2009	2008

Revenue:
Rental Income, Leases	$53,068	$89,694
Interest Income, Loans	138,865	204,044
Other	24,870	101,182
Total Revenues	216,804	394,919

Operating expenses:
General and administrative	592,197	1,364,152
Depreciation and amortization	122,692	61,083

Total operating expenses	714,889	1,425,235

Loss from operations	(498,085)	(1,030,316)

Other expense:
Interest expense and financing cost, net	(496,371)	(678,727)

Net loss	(994,456)	(1,709,042)

Preferred dividend payable	191	1,261

Net loss attributed to common stockholders	$(994,647)	$(1,710,304)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted loss per share attributed to
common stockholders	$(0.01)	$(0.01)

Weighted average shares outstanding	178,702,244	146,924,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JULY 31, 2009

					Common Stock		Additional
	Preferred Stock		Common Stock		to be issued		Paid in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, April 30, 2009	125	$12,500	170,730,064	$170,730	16,735,453	$16,735	$20,820,672	$-	$(27,147,047)	$(6,126,410)
Cancellation of shares	-	-	(400)	(0.40)	-	-	0.4	-	-	-
Sale of Stock	-	-	-	-	1,007,049	1,007	48,993	-	-	50,000
Shares issued for preferred stock conversion	-	-	10,733,974	10,733	(10,733,980)	(10,733)	-	-	-	-
Accrued Preferred Div.	-	-	-	-	-	-	-	-	(191)	(191)
Shares issued for financing cost	-	-	1,458,000	1,458	348,000	348	99,754	-	-	101,560
Shares issued for Accrued interest	-	-	200,000	200	(200,000)	(200)	-	-	-	-
Shares issued for conversion of notes & int.	-	-	122,286,961	122,289	(3,615,520)	(3,615)	4,003,564	-	-	4,122,237
Stock compensation	-	-	2,500,000	2,500	(2,000,000)	(2,000)	29,000	-	-	29,500
Shares issued for payables	-	-	748,086	748	-	-	43,799	-	-	44,547
Employee Option Expense	-	-	-	-	-	-	43,660	-	-	43,660
Warrant Compensation	-	-	-	-	-	-	131,511	-	-	131,511

Net Loss	--	-	-	-	-	-	-	-	(994,456)	(994,456)
Balance, July 31, 2009	125	$12,500	308,656,684	$308,657	1,541,002	$1,541	$25,220,953	$-	$(28,141,694)	$(2,598,043)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended
	July 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(994,456)	$(1,709,042)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	31,663	61,083
Allowance for loss reserve	(38,992)	(1,330)
Amortization of deferred revenue	(1,350)	(3,850)
Amortization of beneficial conversion features	-	318,182
Equity based compensation	204,671	770,364
Stock based financing cost	101,560	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Interest receivable	(10,149)	(6,256)
Prepaid expenses and other assets	(41,442)	(26,927)
Restricted cash	77,214	(9,598)
Increase (decrease) in:
Accounts payable and accrued expenses	257,138	(119,086)
Net cash provided by (used) in operating activities	(414,143)	(726,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Proceeds from (Payments for) motorcycles and other vehicles	103,713	242,511
Net Purchases from (payments for) of RISC contracts	566,223	(393,354)
Net cash provided by (used in) investing activities	669,935	(150,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	50,000	-
Proceeds from (payments to) notes from senior lender	(566,105)	107,147
Net Proceeds from (payments on) convertible notes	-	842,500
Net Proceeds from (payments on) other notes	298,399	(84,000)
Net Loan proceeds from other related parties	-	7,500
Net cash provided by (used in )financing activities	(217,706)	873,147

Net Increase (decrease) in cash	38,086	(4,154)

Cash and cash equivalents, beginning of period	$(54,349)	$68,642
Cash and cash equivalents, end of period	$(16,261)	$64,488

Cash paid for:
Interest	$118,077	$103,142
Income taxes	$-	$993

Non-Cash Transactions:
Common stock issued in exchange for previously incurred debt and other liabilities	$4,170,400	700,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2009 and for the three month periods ended July 31, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K and Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2009 as disclosed in the Company’s 10-K for that year as filed with the SEC, as it may be amended.

On December 10, 2008, the Company formed Sparta Funding, LLC (“Sparta Funding”), a Delaware limited liability company, for which the Company is the sole member. Sparta Funding was formed as a special purpose company to borrow funds from DZ Bank (see Part II, Item 1A).

The results of the three months ended July 31, 2009 are not necessarily indicative of the results to be expected for the full year ending April 30, 2010.

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
JULY 31, 2009
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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(UNAUDITED)

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2009 or the three months ended July 31, 2009.

Fair Value Measurements

Effective May 1, 2009, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets the lowest priority to unobservable inputs to fair value measurements of certain assets and Liabilities. The three levels of the fair value hierarchy under SFAS 157 are described below:

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In accordance with SFAS 144, long-lived assets, such as property, equipment, motorcycles and other vehicles and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows or quoted market prices in active markets if available, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At July 31, 2009 and April 30, 2009, the Company has no items of other comprehensive income.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(UNAUDITED)

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

Allowance for Losses

The Company has loss reserves for its portfolio of Leases and for its portfolio of Retail Installment Sales Contracts (“RISC”). The allowance for Lease and RISC losses is increased by charges against earnings and decreased by charge-offs (net of recoveries). To the extent actual credit losses exceed these reserves, a bad debt provision is recorded; and to the extent credit losses are less than the reserve, additions to the reserve are reduced or discontinued until the loss reserve is in line with the Company’s reserve ratio policy. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past lease and RISC experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. The Company periodically reviews its Lease and RISC receivables in determining its allowance for doubtful accounts.

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the three months ended July 31, 2009, the Company incurred no advertising costs.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Per share basic and diluted net loss attributable to common stockholders amounted to $0.01 and $0.01 for the quarters ended July 31, 2009 and 2008, respectively. At July 31, 2009 and 2008, 35,672,510 and 30,302,766 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $994,456 and $4,921,846 during the three months ended July 31, 2009 and the year ended April 30, 2009, respectively. The Company’s liabilities exceed its assets by $2,598,044 as of July 31, 2009.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Recent Accounting Pronouncements

In May of 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will require no changes in the Company’s financial reporting practices.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 in the first quarter of fiscal 2010 and it did not result in significant changes to reporting of subsequent events either through recognition or disclosure.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates ("ASUs"). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore is effective in the second quarter of fiscal 2010. The issuance of SFAS 168 will not change GAAP and therefore the adoption of SFAS 168 will only affect the specific references to GAAP literature in the notes to the consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(UNAUDITED)

NOTE B - MOTORCYCLES UNDER OPERATING LEASE

Motorcycles and other vehicles under operating leases at July 31, 2009 and April 30, 2009 consist of the following:

	July 31,	April 30,
	2009	2009
Motorcycles and other vehicles	$807,296	$911,008
Less: accumulated depreciation	(238,490)	(256,485)
Motorcycles and other vehicles, net of accumulated depreciation	568,806	654,523
Less: estimated reserve for residual values	(28,040)	(32,726)
Motorcycles and other vehicles under operating leases, net	$540,766	$621,797

Depreciation expense was $27,183 and $173,337 for the quarter ended July 31, 2009 and the year ended April 30, 2009, respectively. Depreciation expense for the quarter ended July 31, 2008 was $56,603.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(UNAUDITED)

NOTE C - INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At July 31, 2009 the Company had repossessed vehicles valued at market of $15,116. At April 30, 2009, the Company had repossessed vehicles of value $12,514.

NOTE D - RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $2,917,027 and $3,483,250 at July 31, 2009 and April 30, 2009, respectively, including deficiency receivables of $46,409 and $122,554, respectively. The following is a schedule by years of future principal payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note F.

Year ending July 31,
2010	$881,215
2011	932,295
2012	768,746
2013	333,875
2014	896
$2,917,027

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2009 and April 30, 2009 consist of the followings:

	July 31, 2009	April 30, 2009
Computer equipment, software and furniture	$191,247	$191,247
Less: accumulated depreciation and amortization	(152,385)	(147,905)
Net property and equipment	$38,862	$43,342

Depreciation expense was $4,480 and $17,919 for the quarter ended July 31, 2009 and the year ended April 30, 2009, respectively. Depreciation expense for the quarter ended July 31, 2008 was $4,480.

NOTE F - NOTES PAYABLE - SENIOR LENDER

(a)
The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at July 31, 2009 is 10.47%.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(UNAUDITED)

NOTE F - NOTES PAYABLE - SENIOR LENDER (continued)

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

As of July 31, 2009, the Company carries the Purchased Portfolio at $54,695 representing its $100,000 cost, which is less than its estimated market value, less collections through the period. The Company carries the liability for the Senior Secured Note at $105,012, which is net of note reductions and is net of $12,500 in deferred financing costs that will be amortized over the estimated term of the Senior Secured Note.

At July 31, 2009, the notes payable mature as follows:

12 months ended July 31,	Amount
2010	$1,112,267
2011	942,019
2012	767,474
2013	305,318
2014	152
Total	$3,127,230

Notes payable to Senior Lenders at April 30, 2009 were $3,694,838.

NOTE G – NOTES PAYABLE

Notes Payable	July 31, 2009	April 30, 2009
Convertible notes (a)	$689,500	$4,055,560
Notes payable (b)	535,000	547,500
Bridge loans (c)	176,000	176,000
Collateralized note (d)	220,000	220,000
Convertible note (e)	103,399	103,399
Total	$1,723,899	$5,102,458

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(UNAUDITED)

NOTE G – NOTES PAYABLE (continued)

(a)
As of July 31, 2009, the Company had outstanding convertible unsecured and convertible demand notes with an original aggregate principal amount of $649,500, which accrue interest ranging from 6% to 10% per annum.  All of the notes are current. The majority of the notes are convertible into shares of common stock, at the Company’s option, ranging from $0.013 to $0.08 per share.  The Company had outstanding notes that are convertible, at the holder’s option, of $223,399 with a conversion prices ranging from $0.02 to $0.06 per share. The holders of these later notes have agreed to contingently convert their notes plus accrued interest into shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on the DZ Bank’s credit facility.  The balance of the notes are convertible at the Company’s option.

(b)
As of July 31, 2009, the Company had outstanding unsecured notes with an original principal amount of $535,500, which accrues interest ranging from 6% to 12% per annum of which $100,000 was past due with the remaining notes maturing by September 2009. In August 2009, $17,500 of the notes plus accrued interest were converted into shares of the Company’s common stock.  The holder of an additional $25,000 in notes has agreed to convert his note and the accrued interest thereon into shares of the Company’s common stock.  Note holders with outstanding balances totaling $235,000, which are current, have agreed to contingently convert their notes plus accrued interest into shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on the DZ Bank’s credit facility.

(c)
During the year ended April 30, 2007, the Company sold to five accredited investors bridge notes in the aggregate amount of $275,000. The bridge notes were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provided that 100,000 shares of the Company's unregistered common stock are to be issued as “Equity Kicker” for each $100,000 of notes purchased, or any prorated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days, in which event the lenders were entitled for “additional equity” equal to 60% of the “Equity Kicker” shares. In the event of default on repayment by the Company, the notes provided for a 50% increase in the “Equity Kicker” and the “Additional Equity” for each month, as penalty, that such default has not been cured, and for a 20% interest rate during the default period.  The repayments, in the event of default, of the notes are to be collateralized by certain security interest.  The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to December 30, 2006, with simple interest rate of 10%, and Additional Equity in the aggregate amount of 165,000 unregistered shares of common stock to be issued. Thereafter, the Company was in default on repayment of these notes.  During the year ended April 30, 2009, $99,000 of these loans was repaid. The holder of one remaining note for $100,000 plus the accrued interest thereon has agreed to convert into shares of the Company’s common stock.  The holders of the remaining $76,000 notes have agreed to contingently convert those notes plus accrued interest into shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on the DZBank credit facility.

(d)
During the year ended April 30, 2009, the Company sold a secured note in the amount of $220,000. The notes bore 12.46% simple interest. The note matures on October 29, 2010 and was secured by a second lien on a pool of motorcycles.  In July 2009, the note holder agreed to convert the note and all accrued interest thereon into shares of the Company’s common stock.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(UNAUDITED)

NOTE G – NOTES PAYABLE (continued)

(e)
On September 19, 2007, the Company sold to one accredited investor for the purchase price of $150,000 securities consisting of a $150,000 convertible debenture due December 19, 2007, 100,000 shares of unregistered common stock, and 400,000 common stock purchase warrants. The debentures bear interest at the rate of 12% per year compounded monthly and are convertible into shares of the Company's common stock at $0.0504 per share. The warrants may be exercised on a cashless basis and are exercisable until September 19, 2007 at $0.05 per share. In the event the debentures are not timely repaid, the Company is to issue 100,000 shares of unregistered common stock for each thirty day period the debentures remain outstanding. The Company has accrued interest and penalties as per the terms of the note agreement.  In May, 2008, the Company repaid $1,474 of principal and $3,526 in accrued interest. Additionally, from April 26, 2008 through April 30, 2009, a third party to the note paid, on behalf of the Company, $41,728 of principal and $15,272 in accrued interest on the note, and the note holder converted $3,399 of principal and $6,601 in accrued interest into 200,000 shares of the Company’s common stock.  As of July 31, 2009, the balance outstanding was past due.

NOTE H - LOANS PAYABLE TO RELATED PARTIES

At July 31, 2009 and April 30, 2009, included in accounts receivable, are $169 and $169, respectively, due from American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer, for the purchase of motorcycles.

NOTE I - FAIR VALUE MEASUREMENTS

The following table sets forth certain liabilities as of July 31, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

(in thousands)	Level 1	Level 2	Level 3

RISC Loan receivables	$–	$2,716,084	$–
Senior secured notes payable	–	–	$3,127,230
Loans payable-related party	–	–	$378,260
Notes payable	–	–	$1,723,899

NOTE J - EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, and 1,000 shares have been designated as Series B Preferred Stock with a $10,000 stated value per share, and 340,000,000 shares of common stock with $0.001 par value per share. The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of July 31, 2009 and April 30, 2009, respectively.  No shares of Series B Preferred stock had been issued as of July 31, 2009. The Company has 308,656,684 and 170,730,064 shares of common stock issued and outstanding as of July 31, 2009 and April 30, 2009, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(UNAUDITED)

NOTE J - EQUITY TRANSACTIONS (continued)

Preferred Stock Series A

During the quarter ended July 31, 2009, 10,733,974 common shares previously recorded as shares to be issued for conversion of preferred were issued.

Preferred Stock Series B

On July 24, 2009, the Company designated 1,000 shares as Series B Preferred Stock.  The Series B shares, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to the Company’s common stock and any other class or series of preferred stock, and junior to all of the Company’s existing and future indebtedness.  The Series B shares accrue dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B shares.  The Company’s common stock may not be redeemed while Series B shares are outstanding.  The Series B certificate of designations provides that, without the approval of a majority of the Series B shares, the Company cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B shares, liquidate, dissolve or wind-up the Company’s business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B shares.  The Series B shares have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of the Company’s company.  The Series B shares are redeemable at the Company’s option on or after the fifth anniversary of the date of its issuance.

On July 29, 2009, the Company entered into a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, an unaffiliated investment fund.  Under the agreement, Optimus is committed to purchase up to $5,000,000 of the Company’s Series B Preferred Stock for a one year period.  From time to time, the Company may send a notice requiring Optimus to purchase shares of the Company’s Series B Preferred Stock, subject to satisfaction of certain closing conditions.  Optimus will not be obligated to purchase the Series B Preferred Stock (i) in the event the closing price of the Company’s common stock during the nine trading days following delivery of a purchase notice falls below 75% of the closing price on the trading day prior to the date such notice is delivered to Optimus, or (ii) to the extent such purchase would result in Optimus and its affiliates beneficially owning more than 9.99% of the Company’s common stock.

The Company agreed to file after each drawn down, and to seek and maintain effectiveness of, a registration statement covering the shares underlying the issued warrants. On the earlier of the first draw down or 6 months from the date of the agreement, the Company are to pay a non-refundable commitment fee of $250,000.00 to Optimus. Pursuant to a concurrent transaction between Optimus may borrow up to 33,990,000 shares of the Company’s common stock from several of the Company’s non-affiliated stockholders.  On July 31, 2009, pursuant to the agreement, the Company requested Optimus to purchase 90 shares of the Company’s Series B Preferred Stock valued at $900,000 and issued 13,500,000 five year warrants to purchase 13,500,000 shares of common stock at $0.09 per share.  On August 14, 2009, the Company sold to Optimus 90 shares of Series B Preferred stock for gross proceeds of $900,000.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(UNAUDITED)

NOTE J - EQUITY TRANSACTIONS (continued)

On the date of delivery of each purchase notice under the agreement, the Company will also issue to Optimus five-year warrants to purchase the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the trading day prior to the delivery date of the notice. The number of shares issuable upon exercise of the warrant will be equal in value to 135% of the purchase price of the Series B Preferred Stock to be issued in respect of the related notice.  Each warrant will be exercisable on the earlier of (i) the date on which a registration statement registering for resale the shares of common stock issuable upon exercise of such warrant becomes effective and (ii) the date that is six months after the issuance date of such warrant.

Common Stock

During the quarter ended July 31, 2009 and the quarter ended July 31, 2008, the Company expensed $43,660 and $67,249, respectively, for non-cash charges related to stock and option compensation expense.

During the quarter ended July 31, 2009:

•
the Company sold 1,007,049 shares of its common stock for $50,000, the shares were classified as to be issued as of July 31, 2009 and issued three year warrants to purchase 1,007,049 shares of its common stock exercisable at $0.15 per share;

•
the Company issued, pursuant to penalty provisions of notes, 1,458,000 shares of unregistered common stock, valued at $101,560 ;the Company issued, pursuant to the terms of a note, 200,000 shares of its common stock in payment of $6,600 in accrued interest and $3,400 for principal reduction of the note;

•
the Company issued 122,286,961 shares of unregistered common stock, (of which 3,615,520 had been classified as shares to be issued as of April 30, 2009) valued at $4,122,237, upon conversion of $3,708,058 in convertible notes  and accrued interest resulting in an increase in additional-paid-in capital of $4,003,564;

•
the Company issued, pursuant to a consulting agreement, 2,500,000 shares of its common stock valued at $29,500 (2,000,000 of these shares has been carried as shares to be issued as of April 30, 2009); and

•	the Company issued 748,086 shares of common stock under its 2009 Consultant Stock Plan in satisfaction of accounts payable of $44,547.

On August 14, 2009, the Company filed a Schedule 14C with the Securities and Exchange Commission, and at the same time notified the Company’s shareholders via an Information Statement, that in April, 2009, the holders of a majority of votes represented by the issued and outstanding shares of the Company common stock, at that time, by means of a written consent in lieu of a special meeting of the stockholders, voted in favor of amending the Company’s Articles of Incorporation to increase the authorized number of shares of the Common Stock from 340,000,000 to 750,000,000. This increase in authorized shares of common stock will become effective on such date as the Company files a related Certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada.

On May 1, 2009, the Company adopted its 2009 Consultant Stock Plan.  The plan provides for the issuance of up to 10,000,000 shares of the Company’s common stock, pursuant to stock awards, to eligible consultants.  The plan is effective for ten years from its adoption.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(UNAUDITED)

NOTE K - SUBSEQUENT EVENTS

In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date of this filing.

In August 2009, the Company issued 100,000 shares of common stock pursuant to a 10% bridge note issued in December 2008.

In August 2009, the Company issued 660,000 shares of common stock pursuant to penalty provisions of certain of the Company’s outstanding notes.

In August and September 2009, $237,500 of the Company’s notes and accrued interest thereon were converted into 7,365,753 shares of common stock.

In September 2009, pursuant to a March 2009 consulting agreement, the Company issued 500,000 shares of its common stock.

NOTE L - GOING CONCERN MATTERS

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through July 31, 2009, the Company incurred loss of $28,141,694. Of these losses, $994,456 was incurred in the quarter ending July 31, 2009 and $1,709,042 in the quarter ending July 31, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended April 30, 2009 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended July 31, 2009 to the Three Months Ended July 31, 2008

For the three months ended July 31, 2009 and 2008, we have generated limited sales revenues, have incurred significant, but declining expenses, and have sustained significant, but declining losses. We believe we will continue to earn revenues from operations during the remainder of our fiscal year ending April 30, 2010.

Revenues

Revenues totaled $216,804 during the three months ended July 31, 2009 as compared to $394,919 during the three months ended July 31, 2008. Current period revenue was comprised primarily of $138,865 in interest income from RISC Loans, $53,068 in lease revenue, and $24,870 in other income. For the three months ended July 31, 2008, revenues were comprised primarily of $89,694 in lease revenue, $204,044 in interest income from RISC loans, $85,690 in recovery of prior year’s expenses, $5,415 in other income, and $10,077 in gain on sale of vehicles.

Costs and Expenses

General and administrative expenses were $592,197 during the three months ended July 31, 2009, compared to $1,364,152 during the three months ended July 31, 2008, a decrease of $771,955 or 56.6%. Expenses incurred during the current three month period consisted primarily of the following expenses: compensation and related costs of $308,531; legal and accounting fees of $58,764; consulting fees of $38,866; rent and utilities of $88,467; and general office expenses of $97,569. Expenses incurred during the comparative three month period in 2008 consisted primarily of the following expenses: compensation and related costs, $403,037; accounting, audit and professional fees, $46,187; consulting fees, $64,800; rent and utilities, $93,893; general office expenses, $124,475; and loss reserve, $22,919.

During the three months ended July 31, 2009, we incurred the following non-cash, equity based compensation charges: consulting, $30,000; employee stock and option compensation, $43,660 and financing costs, $232,571. During the three months ended July 31, 2008, we incurred the following non-cash, equity based compensation charges: consulting, $520,000; employee stock and option compensation, $67,249; beneficial conversion cost of $318,182 and financing costs, $183,115.

Net Loss

We incurred a net loss before preferred dividends of $994,456 for our three months ended July 31, 2009 as compared to $1,709,042 for the corresponding three month period in 2008. The $714,587 or 41.8% decrease in our net loss before preferred dividends for our three month interim period ended July 31, 2009 was attributable primarily to a $771,955 or 56.6% decrease in general and administrative expenses, and a $182,356 or a 26.87% decrease in interest expense and financing costs all partially off-set by a $178,116 or 45% decrease in revenues.

Our net loss attributable to common stockholders increased to $994,647 for our three month period ended July 31, 2009 as compared to $1,710,304 for the corresponding three month period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2009, the Company had a negative net worth of $2,598,043. The Company generated a deficit cash flow from operations of $414,143 for the three months ended July 31, 2009. Cash flows provided by investing activities for the three months ended July 31, 2009 was $669,935, primarily due to the pay offs of RISC Loans in the amount of $566,223 and net pay-offs of leases of $103,713.

Cash flows used in investing activities for the three months ended July 31, 2008 was $150,843 primarily due to pay-offs of motorcycles and vehicles of $242,511 and purchases of RISC Loans in the amount of $393,354.

Cash used in financing activities during the three month period ended July 31, 2009, was $217,706 primarily due to the sale of $50,000 of common stock, the net sale of notes payable in the amount of $298,399, and the net pay down of bank debt in the amount of $566,105.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At July 31, 2009 we had 11 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

In December 2008, we, along with our wholly-owned affiliate, Sparta Funding LLC, a Delaware limited liability company, entered into a $25,000,000 committed, extendable, secured credit facility with DZBank AG Deutsche Zentral–Genossenschaftsbank, Frankfurt am Main, New York Branch pursuant to a Revolving Credit Agreement which allows Sparta Funding to borrow 80% of the value of a powersports vehicle in the case of leased vehicles or 80% of the amount financed by the ultimate purchaser in the case of vehicles, which are sold at a floating interest rate equal to 30 day commercial paper rate plus 275 basis points.  We will serve as originator and servicer of the leases and purchases financed by Sparta Funding through the DZBank credit facility.  We are required to satisfy certain tangible net worth and committed capital thresholds as a condition of accessing funds under the DZBank credit facility.

On July 29, 2009, we entered into a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, pursuant to which Optimus, upon the terms and subject to the conditions of the agreement, is committed to purchase up to $5,000,000 of our Series B Preferred Stock. From time to time until July 28, 2010, we may require Optimus to purchase shares of our Series B Preferred Stock, subject to satisfaction of certain closing conditions.  On August 12, 2009, we closed the initial tranche sale to Optimus in the amount of $900,000.

We believe that the proceeds from the sale of preferred stock to Optimus, as described above, when combined with the conversion of notes outstanding at April 30, 2009 as described above, will satisfy the minimum thresholds to utilize the DZBank credit facility.

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

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2009 and 2008 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

The Company charges-off receivables when an individual account has become more than 120 days contractually delinquent. In the event of repossession, the asset is immediately sent to auction or held for release

RECENT ACCOUNTING PRONOUNCEMENTS

See Note A to the Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

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

Risks Related to Our Financial Results

We have an operating history of losses.

Through our fiscal quarter ended July 31, 2009, we have generated cumulative sales revenues of $3,514,075, have incurred significant expenses, and have sustained significant losses. Our net loss for the quarter ended July 31, 2009 was $994,456 (after $353,908 in non-cash charges).  As of July 31, 2009, we had a deficit net worth of $2,598,043.

We have entered into credit lines with institutional lenders, which have acquired preferences and rights senior to those of our capital stock and placed restrictions on the payment of dividends.

In July 2005, we entered into a secured senior credit facility with New World Lease Funding for a revolving line of credit. New World received a security interest in substantially all of our assets with seniority over the rights of the holders of our preferred stock and our common stock. Until the security interests are released, those assets will not be available to us to secure future indebtedness. Presently, the New World line is inactive. As of July 31,, 2009, we owed an aggregate of $3,022,218 (which is secured by $3,439,424 of consumer retail Installment Sales Contracts and Leases and $271,650 of restricted cash) to New World. In granting the credit line, New World also required that we meet certain financial criteria in order to pay dividends on any of our preferred shares and common shares. We may not be able to repay our outstanding indebtedness under the credit line.

In December 2008, our wholly owned subsidiary, Sparta Funding, LLC, entered into an agreement for a secured credit facility with DZBank.  The DZBank facility requires, among other things, that we have a minimum tangible net worth of $2,000,000 before Sparta Funding can access credit for the purchase of consumer retail installment sales contracts from our authorized and private label dealers and the purchase of vehicles for lease to customers of our authorized and private label dealers. In addition to the tangible net worth we must obtain commitments for $3,000,000 of additional capital (in the form of subordinated debt or other committed capital satisfactory to DZ Bank) to access the DZBank facility.  We are engaged in discussions with potential investors regarding such commitments, but as July 31, 2009, with the exception of an agreement with Optimus Capital Partners, LLC, no definitive agreements have been reached for such commitments, nor are have we reached any agreement on potential terms of any such commitments.  Unless and until we receive such commitments or DZBank waives such requirement, we will not be able to access the DZBank facility.  If Sparta Funding is able to access the DZBank facility, all of the consumer retail and installment sales contracts, consumer leases and the underlying vehicles obtained through the use of the DZBank facility will be pledged as security therefore.  If Sparta Funding is unable to repay its outstanding indebtedness under the DZBank facility, DZBank could foreclose on all of those pledged assets. If Sparta Funding is unable to access the DZBank facility or does not have sufficient cash flow to repay the DZBank facility, we will not be able to implement our business plan, which would have a material adverse affect on our future viability.  On July 29, 2009, we entered into a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, an unaffiliated investment fund.  Under the agreement, Optimus is committed to purchase up to $5,000,000 of our Series B Preferred Stock for a one year period.  From time to time, we may send a notice requiring Optimus to purchase shares of our Series B Preferred Stock, subject to satisfaction of certain closing conditions.  Optimus will not be obligated to purchase the Series B Preferred Stock (i) in the event the closing price of our common stock during the nine trading days following delivery of a purchase notice falls below 75% of the closing price on the trading day prior to the date such notice is delivered to Optimus, or (ii) to the extent such purchase would result in Optimus and its affiliates beneficially owning more than 9.99% of our common stock.

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

On August 12, 2009, we sold to Optimus 90 shares of Series B Preferred stock for gross proceeds of $900,000 (net proceeds of $645,000 after deducting a 5% commitment fee for the $5,000,000 Preferred Stock Purchase Agreement and a $5,000 tranche closing fee).

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

Our directors, executive officers and principal stockholders beneficially own approximately 22.6% of our common stock as of  July 31, 2009.  Accordingly, these persons and their respective affiliates have the ability to exert substantial control over the election of our Board of Directors and the outcome of issues submitted to our stockholders, including approval of mergers, sales of assets or other corporate transactions. In addition, such control could preclude any unsolicited acquisition of the Company and could affect the price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

During the three months ended July 31, 2009, the Company sold to six accredited investors four month unsecured notes and warrants in the aggregate amount of $180,000.  The warrants are for a term of three years and entitle the holder to purchase a total of 5,001,613 shares of our common stock at $0.15 per share.  The notes bore 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. At the Company’s option, the notes were convertible into shares of common stock ranging from $0.02 to $0.048 per share.  The notes were to mature on various dates through November 8, 2009.  $90,000 of these notes plus accrued interest thereon were converted into 2,205,594 shares of common stock in July 2009.

During the three months ended July 31, 2009, the Company sold to one accredited investor a four month unsecured 10% note due November 8, 2009 in the amount of $20,000. As an inducement for the loan, the Company agreed to issued to the investor 80,000 shares of the Company’s unregistered common stock.

During the three months ended July 31, 2009, the Company sold to one accredited investor unsecured 8% demand notes in the aggregate amount of $134,000. At the Company’s option, the notes are convertible into shares of common stock ranging from $0.035 to $0.048 per share.

During the three months ended July 31, 2009, the Company sold to one accredited investor unsecured 10% note in the amount of $20,000 due August 6, 2009. As an inducement for the loan, the Company agreed to issue 100,000 shares of common stock.  In the event of default, the interest rate is to increase to 15% and the number of shares issuable to the lender is to increase by 20,000 per month until the default is cured.

During the quarter ended July 31, 2009, the Company sold 1,007,049 shares of its common stock and issued three year warrants to purchase 1,007,049 shares of its common stock at $0.15 per share for $50,000. As of July 31, 2009, the shares had not been issued.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 14, 2009, the Company filed a Schedule 14C with the Securities and Exchange Commission, and at the same time notified the Company’s shareholders via an Information Statement, that in April, 2009, the holders of a majority of votes represented by the issued and outstanding shares of the Company common stock, at that time, by means of a written consent in lieu of a special meeting of the stockholders, voted in favor of amending the Company’s Articles of Incorporation to increase the authorized number of shares of the common stock from 340,000,000 to 750,000,000.  This increase in authorized shares of common stock will become effective on such date as the Company files a related Certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada.

ITEM 5.	OTHER INFORMATION

On July 29, 2009, the Company entered into a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC pursuant to which Optimus is committed to purchase up to $5,000,000 of the Company’s Series B Preferred Stock for a one year period.  On July 31, 2009, pursuant to the agreement, the Company requested Optimus to purchase 90 shares of our Series B Preferred Stock and issued 13,500,000 five year warrants to purchase 13,500,000 shares of common stock at $0.09 per share.  On July 14, 2009, the Company sold to Optimus 90 shares of Series B Preferred stock for gross proceeds of $900,000.

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
* Filed herewith

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

Date: September 21, 2009	By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: September 21, 2009	By:	/s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer