Form 10-Q
period 2009-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2009-12-18
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

As of December 10, 2009, we had 340,966,610 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	October 31,	April 30,
	2009	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,298	$2,790
RISC loan receivables, net of reserve of $173,070 and $235,249 as of October 31, 2009 and April 30, 2009, respectively (NOTE D)	2,350,675	3,248,001
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $241,130 and $ 256,485 as of October 31, 2009 and April 30, 2009 respectively, and loss reserve of $37,550 and $32,726 as of October 31, 2009 and April 30, 2009 respectively (NOTE B)	472,033	621,797
Interest receivable	33,826	49,160
Purchased Portfolio (NOTE F)	42,458	72,635
Accounts receivable	68,936	17,899
Inventory (NOTE C)	60,509	12,514
Property and equipment, net of accumulated depreciation and amortization of $156,476 and $147,905 as of October 31, 2009 and April 30, 2009, respectively (NOTE E)	34,771	43,342
Prepaid expenses	415,470	593,529
Restricted cash	223,666	348,863
Deposits	48,968	48,967
Total assets	$3,758,610	$5,059,497

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

Liabilities:
Bank overdraft	$-	$57,140
Accounts payable and accrued expenses	1,382,163	1,851,876
Notes payable-Senior Lender (NOTE F)	2,749,207	3,694,838
Note payable, net (NOTE G)	1,371,399	5,102,458
Loans payable-related parties (NOTE H)	378,260	378,260
Other liabilities	-	88,285
Deferred revenue	10,350	13,050
Total liabilities	5,891,380	11,185,907

Deficiency in Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of October 31, 2009 and April 30, 2009, respectively	$12,500	$12,500
Preferred Stock Series B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share 90 shares and 0 shares outstanding as of October 31, 2009 and April 30, 2009, respectively	.09	-
Preferred Stock Series C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 12,500 and 0 shares outstanding as of October 31, 2009 and April 30, 2009, respectively	12.5	-
Common stock, $.001 par value; 750,000,000 shares authorized, 324,118,949 and 170,730,064 shares issued and outstanding as of October 31, 2009 and April 30, 2009, respectively	324,119	170,730
Common stock to be issued, 1,107,000 and 16,735,453 shares as of October 31, 2009 and April 30, 2009, respectively	1,107	16,735
Additional paid-in-capital	26,694,258	20,820,672
Accumulated deficit	(29,164,766)	(27,147,047)
Total deficiency in stockholders’ equity	(2,132,770)	(6,126,410)

Total liabilities and deficiency in stockholders’ equity	$3,758,610	$5,059,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008

Revenue :
Rental Income, Leases	$46,241	$78,643	$99,310	$168,337
Interest Income, Loans	115,893	193,664	254,758	397,707
Other	26,412	28,742	51,282	129,924
Total Revenues	188,546	301,049	405,350	695,969

Operating expenses:
General and administrative	840,826	977,427	1,433,023	2,341,579
Depreciation and amortization	115,808	48,088	238,500	109,171
Total operating expenses	956,633	1,025,515	1,671,522	2,450,750

Loss from operations	(768,087)	(724,466)	(1,266,173)	(1,754,782)

Other expenses:
Interest expense and financing cost, net	(235,314)	(273,507)	(731,685)	(952,234)

Net Loss	(1,003,402)	(997,973)	(1,997,858)	(2,707,016)

Preferred dividend payable	19,671	1,261	19,862	2,522

Net loss attributed to common stockholders	$(1,023,072)	$(999,234)	$(2,017,720)	$(2,709,538)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted loss per share attributed to common stockholders	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding	314,765,615	158,640,140	246,399,212	152,754,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF (DEFECIENCY IN) STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2009

					Common Stock		Additional
	Preferred Stock		Common Stock		to be issued		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 30, 2009	125	$12,500	170,730,063	$170,729	16,735,453	$16,735	$20,820,672	$(27,147,047)	$(6,126,410)
Cancellation of shares	-	-	(400)	(0.40)	-	-	0.4	-	-
Correction	-	-	-	-	(1,950)	(1.95)	-	-	(2)
Sale of Preferred Stock B	90	.09	-	-	-	-	650,000	-	650,000
Preferred Stock C issued for accounts payable	12,500	12.5	-	-	-	-	124,988	-	125,000
Sale of common stock	-	-	1,409,869	1,410	1,007,049	1,007	117,583	-	120,000
Shares issued for Preferred A conversion	-		10,733,974	10,733	(10,733,980)	(10,733)	-	-	-
Shares issued for financing	-	-	2,544,000	2,544	(84,000)	(84)	141,462	-	143,922
Shares issued for accrued interest	-	-	200,000	200	(200,000)	(200)	-	-	-
Shares issued for conversion of notes and interest	-	-	132,556,857	132,558	(3,615,520)	(3.616)	4,383,208	-	4,512,150
Stock compensation	-	-	4,000,000	4,000	(2,000,000)	(200)	72,500	-	74,500
Shares issued for payables	-	-	1,944,586	1,945	-	-	119,271	-	121,216
Employee Option Expense	-	-	-	-	-	-	70,284	-	70,284
Warrant Compensation	-	-	-	-	-	-	132,515	-	132,515
Warrant liability	-	-	-	-	-	-	(3,826)	-	(3,826)
Forgiveness’ of payables	-	-	\-	-	-	-	65,601	-	65,601
Net Loss	-	-	-	-	-	-	-	(2,017,720)	(2,017,720)
Balance, October 31, 2009	12,715	$12,513	324,118,949	$324,119	1,107,052	$1,107	$26,694,259	$(29,164,767)	$(2,132,771)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008
(UNAUDITED)
	Six Months Ended October 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES :
Net Loss	$(2,017,720)	$(2,707,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	233,800	109,171
Allowance for loss reserves	(57,356)	(8,548)
Amortization of deferred revenue	-	(6,867)
Beneficial conversion discount	-	318,282
Equity based compensation	273,473	134,281
Stock based finance cost	143,922	855,119
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(47,995)	-
Interest Receivables	15,333	18,489
Accounts Receivable	(46,972)	(10,060)
Restricted cash	125,197	(690)
(Increase) decrease in:
Accounts payable and accrued expenses	165,043	(46,117)
Portfolio	30,177	-
Net cash used in operating activities	(1,183,097)	(1,343,956)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net Proceed from motorcycles and other vehicles	95,071	251,370
Net Proceed from RISC	959,505	13,460
Paid for Purchase of AML Portfolio	-	(80,000)
Net cash provided by (used in) investing activities	1,054,576	184,830
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	120,000	-
Net proceeds from sale of preferred stock	645,000	-
Net Repayment to senior lender	(945,631)	(338,281)
Net Proceeds from convertible notes	370,800	1,052,500
Net Proceeds from other notes	-	263,500
Net Loan proceeds from other related parties	-	97,500
Net Proceeds from secured note	-	100,000
Net cash provided by financing activities	190,169	1,175,219

Net Increase (decrease) in cash and cash equivalents	$61,648	$16,093

Unrestricted cash and cash equivalents, beginning of period	$(54,350)	$68,642
Unrestricted cash and cash equivalents , end of period	$7,298	$84,735

Cash paid for:
Interest	$205,678	$156,726
Income taxes	$2,412	$993

Non-Cash Transactions:
Common stock issued in exchange for previously incurred debt	$4,512,150	900,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2009 and for the three and six month periods ended October 31, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K and Form 10-Q and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2009 as disclosed in the Company’s 10-K for that year as filed with the SEC.

The results of operations for the three and six months ended October 31, 2009 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2010.

New Accounting Requirements and Disclosures

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of October 31, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.  All references to pre-codified U.S. GAAP have been removed from this Form 10Q.

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
OCTOBER 31, 2009
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

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

Website Development Costs

The Company recognizes website development costs in accordance with ASC 350-50, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses.

Cash Equivalents

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of ASC 740-10, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

ASC 740-10, “Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2009 or the three months or six months ended October 31, 2009.

Fair Value Measurements

The Company adopted ASC 820,” Fair Value Measurements”, which establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets the lowest priority to unobservable inputs to fair value measurements of certain assets and Liabilities. The three levels of the fair value hierarchy under ASC 820 are described below:

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In accordance ASC 360-10, “Impairment or Disposal of Long-Lived Assets” long-lived assets, such as property, equipment, motorcycles and other vehicles and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows or quoted market prices in active markets if available, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At October31, 2009 and April 30, 2009, the Company has no items of other comprehensive income.

Segment Information

The Company does not have separate, reportable segments under ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”.   ASC 280-10 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

Stock Based Compensation

The Company adopted ASC 718-10, “Stock Compensation” which records compensation expense on a straight-line basis, generally over the explicit service period of three to five years.

ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the six months ended October 31, 2009 and the year ended April 30, 2009, the Company incurred  $3,454  and  $18,318 in advertising costs, respectively.

Net Loss Per Share

The Company uses ASC 260-10, “Earnings Per Share” for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

Per share basic and diluted net loss attributable to common stockholders amounted to $0.00 and $0.01 for the three months ended October 31, 2009 and 2008, respectively, and $0.01 and $0.02 for the six months ended October 31, 2009 and 2008, respectively. At October 31, 2009 and 2008, 55,230,357and 35,116,084 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,017,720 and $4,921,846 during the six months ended October 31, 2009 and the year ended April 30, 2009, respectively. The Company’s liabilities exceed its assets by $2,132,770 as of October 31, 2009.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B – MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at October 31, 2009 and April 30, 2009 consist of the following:

	October 31,	April 30,
	2009	2009

Motorcycles and other vehicles	$750,713	$911,008
Less: accumulated depreciation	(241,130)	(256,485)
Motorcycles and other vehicles, net of accumulated depreciation	509,583	654,523
Less: estimated reserve for residual values	(37,550)	(32,726)
Motorcycles and other vehicles under operating leases, net	$472,033	$621,797

Depreciation expense for vehicles for the three and six months ended October 31, 2009 was $22,687 and $49,870, respectively. Depreciation expense for vehicles for the three and six months ended October 31, 2008 was $43,608 and $100,212, respectively.

NOTE C – INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At October 31, 2009, the Company’s inventory of repossessed or returned vehicles valued at market was $60,509, which will be resold.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(UNAUDITED)

NOTE D – RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $2,523,745 and $3,483,250 at October 31, 2009 and April 30, 2009, respectively, including deficiency receivables of $51,317 and $122,554, respectively. The following is a schedule by years of future principal payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note F.

Year ending October 31,
2010	$855,437
2011	846,854
2012	615,114
2013	206,339
2014	-
$2,523,745

NOTE E – PROPERTY AND EQUIPMENT

Major classes of property and equipment at October 31, 2009 and April 30, 2009 consist of the followings:

	October 31, 2009	April 30, 2009
Computer equipment, software and furniture	$191,247	$191,247
Less: accumulated depreciation and amortization	(156,476)	(147,905)
Net property and equipment	$34,771	$43,342

Depreciation and amortization expense for property and equipment was $4,091and $10,571 for the three months and six months ended October 31, 2009, respectively, and $17,919 for the year ended April 30, 2009. Depreciation and amortization expense for the three and six months ended October 31, 2008 were $4,479 and $8,959, respectively.

NOTE F – PURCHASED PORTFOLIO AND SECURED SENIOR NOTE

The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at October 31, 2009 is 10.48%.

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
OCTOBER 31, 2009
(UNAUDITED)

NOTE F – PURCHASED PORTFOLIO AND SECURED SENIOR NOTE (continued)

Once the Company has paid $150,000 to the Senior Secured Note holder from Purchased Portfolio proceeds, the Company is obligated to pay fifty percent of all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales until the Company and the Senior Secured Note holder mutually agree the Purchase Portfolio has no remaining proceeds.

As of October 31, 2009, the Company carries the Purchased Portfolio at $42,458 representing its $100,000 cost, which is less than its estimated market value, less collections through the period. The Company carries the liability for the Senior Secured Note at $111,760, which is net of note reductions.

At October 31, 2009, the notes payable mature as follows:

12 Months Ended
October 31,	Amount
2010	$1,047,387
2011	869,571
2012	635,822
2013	196,427
2014	—
$2,749,207

Notes payable to Senior Lender at April 30, 2009 were $3,694,838.

NOTE G – NOTES PAYABLE

Notes Payable	October 31, 2009	April 30, 2009
Convertible notes (a)	$732,000	$4,055,560
Notes payable (b)	140,000	547,500
Bridge loans (c)	176,000	176,000
Collateralized note (d)	220,000	220,000
Convertible note (e)	103,399	103,399
Total	$1,371,399	$5,102,458

(a)
As of October 31, 2009, the Company had outstanding convertible unsecured and convertible demand notes with an original aggregate principal amount of $500,240, which accrue interest ranging from 6% to 12% per annum.  All of the notes are past due. A majority of the notes are convertible into shares of common stock, at the Company’s option, ranging from $0.002 to $0.053 per share.  The Company had outstanding notes that are convertible, at the holder’s option, of $231,760 with a conversion prices ranging from $0.02 to $0.06 per share. The holders of these later notes had agreed to contingently convert their notes plus accrued interest into shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on a senior credit facility.  The balances of the notes are convertible at the Company’s option.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(UNAUDITED)

NOTE G – NOTES PAYABLE (continued)

(b)
As of October 31, 2009, the Company had outstanding unsecured notes with an original principal amount of $140,000, which accrues interest ranging from 6% to 10% per annum of which $120,000 were past due with the remaining note maturing by November 8, 2009. The Company and the holders of the notes are in negotiation as to the disposition of these notes.

(c)
During the year ended April 30, 2007, the Company sold to five accredited investors’ bridge notes in the aggregate amount of $275,000. The bridge notes were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provided that 100,000 shares of the Company's unregistered common stock are to be issued as “Equity Kicker” for each $100,000 of notes purchased, or any prorated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days, in which event the lenders were entitled for “additional equity” equal to 60% of the “Equity Kicker” shares. In the event of default on repayment by the Company, the notes provided for a 50% increase in the “Equity Kicker” and the “Additional Equity” for each month, as penalty, that such default has not been cured, and for a 20% interest rate during the default period.  The repayments, in the event of default, of the notes are to be collateralized by certain security interest.  The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to December 30, 2006, with simple interest rate of 10%, and Additional Equity in the aggregate amount of 165,000 unregistered shares of common stock to be issued. Thereafter, the Company was in default on repayment of these notes.  During the year ended April 30, 2009, $99,000 of these loans was repaid. The holder of one remaining note for $100,000 plus the accrued interest thereon has agreed to convert into shares of the Company’s common stock.  The holders of the remaining $76,000 notes had agreed to contingently convert those notes plus accrued interest into shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on a senior credit facility.

(d)
During the year ended April 30, 2009, the Company sold a secured note in the amount of $220,000. The notes bore 12.46% simple interest. The note matures on October 29, 2010 and was secured by a second lien on a pool of motorcycles.  In July 2009, the note holder agreed to convert the note and all accrued interest thereon into shares of the Company’s common stock.

(e)
On September 19, 2007, the Company sold to one accredited investor for the purchase price of $150,000 securities consisting of a $150,000 convertible debenture due December 19, 2007, 100,000 shares of unregistered common stock, and 400,000 common stock purchase warrants. The debentures bear interest at the rate of 12% per year compounded monthly and are convertible into shares of the Company's common stock at $0.0504 per share. The warrants may be exercised on a cashless basis and are exercisable until September 19, 2007 at $0.05 per share. In the event the debentures are not timely repaid, the Company is to issue 100,000 shares of unregistered common stock for each thirty day period the debentures remain outstanding. The Company has accrued interest and penalties as per the terms of the note agreement.  In May, 2008, the Company repaid $1,474 of principal and $3,526 in accrued interest. Additionally, from April 26, 2008 through April 30, 2009, a third party to the note paid, on behalf of the Company, $41,728 of principal and $15,272 in accrued interest on the note, and the note holder converted $3,399 of principal and $6,601 in accrued interest into 200,000 shares of the Company’s common stock.  As of October 31, 2009, the balance outstanding was past due and the Company and the note holder are in negotiations as to the disposition of the note.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(UNAUDITED)

NOTE H – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2009, aggregated loans payable, without demand and with no interest, to officers and Directors were $378,260. At October 31, 2009 and April 30, 2009, included in accounts payable, are $169 and $169, respectively, due to American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer.

NOTE I – FAIR VALUE MEASUREMENTS

The following table sets forth certain liabilities as of October 31, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC No. 820, these are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

(in thousands)	Level 1	Level 2	Level 3
RISC Loan receivables	$	$2,523,745	$-
Senior secured notes payable			$2,637,447

Loans payable-related party			$378,260
Notes payable			$1,483,159

NOTE J – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 stated value per share, and 200,000 shares were designated as Series C Preferred Stock with a $10 per share liquidation value in November 2009, and 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of October 31, 2009 and April 30, 2009, respectively.  The Company had 90 and no shares of Series B preferred stock issued and outstanding as of October 31, 2009 and April 30, 2009, respectively.  The Company has 324,118,949 and 170,730,064 shares of common stock issued and outstanding as of October 31, 2009 and April 30, 2009, respectively.

Preferred Stock Series A

During the quarter ended July 31, 2009, 10,733,974 common shares previously recorded as shares to be issued for conversion of preferred were issued.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(UNAUDITED)

NOTE J – EQUITY TRANSACTIONS (continued)

Preferred Stock Series B

On July 24, 2009, the Company designated 1,000 shares as Series B Preferred Stock.  The Series B shares, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to the Company’s common stock and any other class or series of preferred stock, and junior to all of the Company’s existing and future indebtedness.  The Series B shares accrue dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B shares.  The Company’s common stock may not be redeemed while Series B shares are outstanding.  The Series B certificate of designations provides that, without the approval of a majority of the Series B shares, the Company cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B shares, liquidate, dissolve or wind-up the Company’s business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B shares.  The Series B shares have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of the Company’s business.  The Series B shares are redeemable at the Company’s option on or after the fifth anniversary of the date of its issuance.

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

The Company agreed to file after each drawn down, and to seek and maintain effectiveness of, a registration statement covering the shares underlying the issued warrants. On the earlier of the first draw down or 6 months from the date of the agreement, the Company agreed to pay a non-refundable commitment fee of $250,000.00 to Optimus. Pursuant to a concurrent transaction between Optimus and several of the Company’s non-affiliated stockholders, Optimus may borrow up to 33,990,000 shares of the Company’s common stock from such stockholders.  On July 31, 2009, pursuant to the agreement, the Company requested Optimus to purchase 90 shares of the Company’s Series B Preferred Stock valued at $900,000 and issued 13,500,000 five year warrants to purchase 13,500,000 shares of common stock at $0.09 per share.  On August 14, 2009, the Company sold to Optimus 90 shares of Series B Preferred stock for gross proceeds of $900,000. On October 21, 2009, pursuant to the agreement, the Company requested Optimus to purchase 67 shares of the Company’s Series B Preferred Stock valued at $670,000 and issued 18,066,176 five year warrants to purchase 18,066,176 shares of common stock at $0.068 per share.  On November 6, 2009, the Company sold to Optimus 67 shares of Series B Preferred stock for gross proceeds of $670,000, and purchased from Optimus 2,000,000 shares of our common stock at a price of $0.05 or $100,000.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(UNAUDITED)

NOTE J – EQUITY TRANSACTIONS (continued)

Preferred Stock Series C

In November 2009, the Company authorized a new series of 200,000 shares of preferred stock as Series C Convertible Preferred Stock, each share having a par value of $0.001 per share. The Series C Preferred Stock shall, upon liquidation, winding-up or dissolution, rank: (a) senior to the Company's common stock and any other class or series of Preferred Stock of the Company which by their terms are junior to the Series C Preferred Stock (collectively, together with any warrants, rights, calls or options exercisable for or convertible into such Preferred Stock, the “Junior Shares”); (b) junior to all existing and future indebtedness of the Company; and (c) junior to the Company's Series A and Series B Preferred Stock. The Series C Preferred Stock is not entitled to receive any dividends, has a liquidation value of $10.00 per share, redeemable at the Company’s option at $10.00 per share, and is convertible at the option of the holder into shares of common stock as follows: the number of such shares of Common Stock to be received for each share of Series C Preferred Stock so converted shall be determined by (A) dividing the number of shares of Series C Preferred Stock to be converted by the weighted average closing price per share of the Company's Common Stock for the ten (10) trading days immediately preceding the date on which the Company agrees to issue shares of Series C Preferred Stock to such holder multiplied by (B) the Series C liquidation value.

Pursuant to an agreement reached on October 31, 2009 to convert certain accounts payable to Series C preferred stock, the Company recorded the conversion of $125,000 of accounts payable as of October 31, 2009.

Common Stock

During the six months ended October 31, 2009 and the six months ended October 31, 2008, the Company expensed $70,284 and $134,281, respectively, for non-cash charges related to stock and option compensation expense.

During the six months ended October 31, 2009:

•
the Company sold 1,409,869 shares of its common stock for $120,000,1,007,049 of  the shares were classified as to be issued as of October 31, 2009 and issued three year warrants to purchase 1,409,869 shares of its common stock exercisable at $0.15 per share;

•	the Company issued, pursuant to penalty provisions of notes, 2,544,000 shares of unregistered common stock, valued at $143,922;
•	the Company issued, pursuant to the terms of a note, 200,000 shares of its common stock in payment of $6,600 in accrued interest and $3,400 for principal reduction of the note;
•
the Company issued 132,556,857 shares of unregistered common stock (of which 3,615,520 had been classified as shares to be issued at April 30, 2009), valued at $4,512,150, upon conversion of $3,955,343 in notes and convertible notes  and accrued interest resulting in an increase in additional-paid-in capital of $4,383,208;

•	the Company issued, pursuant to a consulting agreement, 4,000,000 shares of its common stock valued at $74,500; and
•	the Company issued 1,944,586 shares of common stock under its 2009 Consultant Stock Plan in satisfaction of accounts payable of $121,216.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(UNAUDITED)

NOTE J – EQUITY TRANSACTIONS (continued)

On August 14, 2009, the Company filed a Schedule 14C with the Securities and Exchange Commission, and at the same time notified the Company’s shareholders via an Information Statement, that in April, 2009, the holders of a majority of votes represented by the issued and outstanding shares of the Company common stock, at that time, by means of a written consent in lieu of a special meeting of the stockholders, voted in favor of amending the Company’s Articles of Incorporation to increase the authorized number of shares of the Common Stock from 340,000,000 to 750,000,000. This increase in authorized shares of common stock became effective on September 21, 2009.

On May 1, 2009, the Company adopted its 2009 Consultant Stock Plan.  The plan provides for the issuance of up to 10,000,000 shares of the Company’s common stock, pursuant to stock awards, to eligible consultants.  The plan is effective for ten years from its adoption.

NOTE K – SUBSEQUENT EVENTS

In accordance with ASC No. 855, the Company has evaluated subsequent events through the date of this filing.

In November 2009:

•
the Company issued 13,500,000 shares of our unregistered common stock upon the exercise of a warrant to purchase 13,500,000 shares at $0.09 per share, paid for by a secured full recourse note in the amount of $1,215,000;

•	the Company issued 870,785 shares pursuant to its 2009 Consultant Stock Plan in payment of accounts payable of $45,539.23;
•	the Company issued to a consultant three year warrants to purchase 500,000 shares of our common stock at $0.066 per share;
•	the Company issued 30,000 shares of our series C Preferred Stock to a consultant for services valued at $300,000;
•
the Company sold to Optimus 67 shares of Series B Preferred Stock for gross proceeds of $670,000, issued 18,066,176 five year warrants to purchase 18,066,176 shares of common stock exercisable at $0.05 per share, and purchased from Optimus 2,000,000 shares of our common stock at a price of $0.05 or $100,000;

•	the Company issued 296,000 shares of our restricted common stock, valued at $14,800, pursuant to penalty provisions of notes, and
•	the Company, pursuant to a consulting agreement dated November 30, 2009, issued 500,000 shares of its restricted common stock valued at $25,000.

In December 2009:

•
In December 2009, the Company was verbally notified by representatives of DZ Bank that the Company’s request to extend the term of its Revolving Credit Agreement (the “RCA”) for one year was denied due to DZ Bank’s German parent’s concern over the United States general economic condition and more specifically, the weakness in the overall U.S. consumer market. Therefore, the RCA will terminate on December 18, 2009;

•	the Company, pursuant to a consulting agreement dated March 25, 2009, issued 500,000 shares of its restricted common stock valued at $15,000, and
•	the Company issued 296,000 shares of our restricted common stock, valued at $11,840, pursuant to penalty provisions of notes.
•
The holder of the warrant to purchase 18,066,176 shares of common stock at $0.05 per share delivered an Exercise Notice for all of the shares to the Company along with a secured full recourse note in the amount of $903,308.80 to pay for the exercise. The Company has instructed its transfer agent to issue the shares.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(UNAUDITED)

NOTE L – GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through October 31, 2009, the Company incurred loss of $29,164,766. Of these losses, $2,017,720 was incurred in the six months ending October 31, 2009 and $2,709,538 in the six months ending October 31, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the Company’s efforts will be successful. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 31, 2009 to the Three Months Ended October 31, 2008

For the three months ended October 31, 2009 and 2008, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $188,546 during the three months ended October 31, 2009 as compared to $301,049 during the three months ended October 31, 2008. Current period revenue was comprised of $46,241 in lease revenue, $115,893 in interest income from RISC loans, and $26,412 in other income. Prior period revenue was comprised of $78,643 in lease revenue, $193,664 in interest income from RISC loans, and $28,742 in other income.

Costs and Expenses

General and administrative expenses were $840,826 during the three months ended October 31, 2009, compared to $977,427 during the three months ended October 31, 2008, a decrease of $136,601 or 14%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $332,749; Accounting, audit and professional fees, $230,280; Consulting fees, $22,959; Rent, utilities and Telecomm expenses $112,374; Travel and entertainment, $12,518;and stock based compensation, $69,425. Expenses incurred during the comparative three month period in 2008 consisted primarily of the following expenses: Compensation and related costs, $360,678; Accounting, audit and professional fees, $178,158; Consulting fees, $39,375; Rent, utilities and Telecomm expenses $104,236; Travel and entertainment, $20,561;and stock based compensation, $67,736.

We incurred a non-cash charge of $71,624 during the three months ended October 31, 2009 related to options and shares of common stock and common stock options issued for consulting fees and services. The comparable non-cash charges for the three months ended October 31, 2008 was $67,480.

Net Loss

We incurred a net loss before preferred dividends of $1,003,402 for our three months ended October 31, 2009 as compared to $997,973 for the corresponding interim period in 2008, a $5,429 or 1% increase. The increase in our net loss before preferred dividends for our three month interim period ended October 31, 2009 was attributable primarily to a $112,503 or 37.4% decrease in revenue which was not offset by a 6.7% decrease in operating expenses and a14% decrease in interest expense and financing costs..

We also incurred non-cash preferred dividend expense of $19,671for our three month period ended October 31, 2009, with an expense of $1,261 in the corresponding interim period of 2008. The increase in preferred dividend expense was attributable to the issuance of series B Preferred stock during the quarter.

Our net loss attributable to common stockholders decreased to $1,023,072 for our three month period ended October 31, 2009 as compared to $999,234 for the corresponding period in 2008. The $23,838 or 2.4% increase in net loss attributable to common stockholders for our three month period ended October 31, 2009 was due primarily to the $18,409 or 1460% increase in preferred dividends.

Comparison of the Six Months Ended October 31, 2009 to the Six Months Ended October 31, 2008

For the six months ended October 31, 2009 and 2008, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $405,350 during the six months ended October 31, 2009 as compared to $695,969 during the six months ended October 31, 2008. Current period revenue was comprised of $99,310 in lease revenue, $254,758 in interest income from RISC Loans and $51,282 in other income. Prior period revenue was comprised of $168,337 in lease revenue, $397,707 in interest income from RISC loans, $25,495 in gain on disposition of vehicles, $3,867 in Preferred Provider Program and $100,562 in other income.

Costs and Expenses

General and administrative expenses were $1,433,023 during the six months ended October 31, 2009, compared to $2,341,579 during the six months ended October 31, 2008, a decrease of $908,556, or 38.86%. Expenses incurred during the current six month period consisted primarily of the following expenses: Compensation and related costs, $641,280; Accounting, audit and professional fees, $289,044; Consulting fees, $66,825; Rent, utilities and Telecomm expenses $200,841; Travel and entertainment, $19,220; and stock based compensation, $145,284. Expenses incurred during the comparative six month period in 2008 consisted primarily of the following expenses: Compensation and related costs, $787,722; Accounting, audit and professional fees, $224,345; Consulting fees, $104,175; Rent, utilities and Telecomm expenses $198,129; Travel and entertainment, $31,273; and stock based compensation, $654,730.

We incurred a non-cash charge of $75,000 during the six months ended October 31, 2009 related to options and shares of common stock issued for consulting fees and services as compared to $520,449 for the six months ended October 31, 2008. For the six months ended October 31, 2009, we incurred a non-cash charge of $272,109 related to shares of common stock and warrants issued for financing cost. For the six months ended October 31, 2008, we incurred a non-cash charge of $638,447 related to shares of common stock and warrants issued for financing cost.

Net Loss

We incurred a net loss before preferred dividends of $1,997,858 for our six months ended October 31, 2009 as compared to $2,707,016 for the corresponding interim period in 2008. The $709,158 or 26.2% decrease in our net loss before preferred dividends for our six month interim period ended October 31, 2009 was attributable to a $290,619, 41.8%, decrease in revenue,  a $908,556, 38.8% decrease in general and administrative expenses, a $129,329, 118.5% increase in depreciation and amortization and a $220,549, 23.2% decrease in interest expense and financing cost.

We also incurred non-cash preferred dividend expense of $19,862 for our six month period ended October 31, 2009 as compared with a non-cash expense of $2,522 in the corresponding interim period of 2008. The increase in preferred dividend expense was attributable to the issuance of Series B Preferred Stock.

Our net loss attributable to common stockholders decreased to $2,017,720 for our six month period ended October 31, 2009 as compared to $2,709,5382, for the corresponding period in 2008. The $691,818 decrease in net loss attributable to common stockholders for our six month period ended October 31, 2009 was due to the decrease in net loss and the increase in preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2009, we had a deficit net worth of $2,132,770. We generated a deficit in cash flow from operations of $1,183,097 or the six months ended October 31, 2009. This deficit is primarily attributable to our net loss from operations of $2,017,720, partially offset by depreciation and amortization of $233,800, other non-cash charges totaling $574,751 and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses decreased by $165,043, other receivables and inventory increased $62,305 and $47,995 respectively and portfolio assets declined by $30,177.

Cash flows provided by investing activities for the six months ended October 31, 2009 was $1,054,576, primarily due to the net proceeds of RISC contracts of $959,505and payments from motorcycle and vehicle leases of $95,071.

We met our cash requirements during the six month period through net proceeds of notes and convertible notes of  proceeds of notes payable $370,800, and the net proceeds from the sale of common and preferred equity in the amount of $765,000.We made net payments on senior secured debt financing of $945,631. Additionally, we have received limited revenues from leasing and financing motorcycles and other vehicles, fees from our municipal lease program, and from our Preferred Provider Program.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. As of December 4, 2009, we signed a letter of intent to purchase certain assets, including a portfolio of motorcycle loans for a total value of approximately $15 million. To purchase these assets we have agreed to assume approximately $9 million in bank debt and issue notes and common stock valued at approximately $5 million. However, there can be no assurances that this transaction will be consummated.  At October 31, 2009 we had 13 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

In December 2008, we, along with our wholly-owned affiliate, Sparta Funding LLC, a Delaware limited liability company, entered into a $25,000,000 committed, extendable, secured credit facility with DZBank AG Deutsche Zentral–Genossenschaftsbank, Frankfurt am Main, New York Branch pursuant to a Revolving Credit Agreement (the “RCA”).  We were required to satisfy certain tangible net worth and committed capital thresholds as a condition of accessing funds under the DZBank credit facility. On October 13, 2009, we notified DZ Bank that we believed we had satisfied such conditions and requested that we be allowed to start utilizing the credit facility. As we were approaching the one year anniversary of the signing of the RCA we formally requested that the RCA be extended for one year as provided for in the RCA. Subsequently, without permitting us to commence utilizing the credit facility, in December 2009, the Company was verbally notified by representatives of DZ Bank that the Company’s request to extend the term of its Revolving Credit Agreement (the “RCA”) for one year was denied due to DZ Bank’s German parent’s concern over the United States general economic condition and, more specifically, the weakness in the overall U.S. consumer market. Therefore, the RCA will terminate on December 18, 2009.

On July 29, 2009, we entered into a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, pursuant to which Optimus, upon the terms and subject to the conditions of the agreement, is committed to purchase up to $5,000,000 of our Series B Preferred Stock. From time to time until July 28, 2010, we may require Optimus to purchase shares of our Series B Preferred Stock, subject to satisfaction of certain closing conditions.  On August 12, 2009, we closed the initial tranche sale to Optimus in the amount of $900,000, and on November 6, 2009 we closed a second tranche sale to Optimus in the amount of $670,000.

We continue seeking additional financing, which may be in the form of subordinated debt, senior debt or equity to support our operations. Other than described above, we currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

We estimate that we will need approximately $1,500,000 in addition to our normal operating cash flow to conduct operations during the next twelve months.  There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

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

The present officers and directors own approximately 20% of the outstanding shares of common stock, without giving effect to shares underlying convertible securities, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of Sparta, the appointment of officers, and the determination of officers’ salaries. Shareholders have no cumulative voting rights.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), (revised 2004) now codified as ASC 718,  “Share-Based Payment” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.  ASC 718 supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95 now ASC 230, “Statement of Cash Flows”. Generally, the approach in ASC 718 is similar to the approach described in SFAS 123. However, ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. Management has elected to apply ASC 718 in the third quarter of fiscal year 2006.

Website Development Costs

We have incurred costs to develop a proprietary web-based private label financing program for processing including web access, processing credit applications, consumer contracts and other related documents and processes. The Company has elected to recognize the costs of developing its website and related intellectual property the website development costs in accordance with Emerging Issue Task Force (“EITF”) No. 00-02, now ASC 720 “Accounting for Website Development Costs.” As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website is included in cost of net revenues in the current period expenses. During the six months ended October 31, 2009 and, 2008, the Company expensed $3,507 and $4,457 respectively as website development costs.

RECENT ACCOUNTING PRONOUNCEMENT

See Note A to the Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

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

We have a history of operating losses.

Through our fiscal year ended April 30, 2009, we have generated cumulative sales revenues of $3,297,271, have incurred significant expenses, and have sustained significant losses. Our net loss for the year ended April 30, 2009 was $4,921,846 (after $1,794,610 in non-cash charges). As of April 30, 2009, we had a deficit net worth of $6,126,410.

Through our second fiscal quarter ended October 31, 2009, we have generated cumulative sales revenues of $3,702,621, have incurred significant expenses, and have sustained significant losses. Our net loss for the six months ended October 31, 2009 was $1,997,858 (after $655,896 in non-cash charges). As of October, 2009, we had a deficit net worth of $2,132,770.

We have entered into credit lines with institutional lenders, which have acquired preferences and rights senior to those of our capital stock and placed restrictions on the payment of dividends.

In July 2005, we entered into a secured senior credit facility with New World Lease Funding for a revolving line of credit. New World received a security interest in substantially all of our assets with seniority over the rights of the holders of our preferred stock and our common stock. Until the security interests are released, those assets will not be available to us to secure future indebtedness. Presently, New World is not extending new loans to us. As of October 31, 2009, we owed an aggregate of $2,637,447 (which is secured by $3,033,328 of consumer Retail Installment Sales Contracts and Leases and $223,666 of restricted cash) to New World. In granting the credit line, New World also required that we meet certain financial criteria in order to pay dividends on any of our preferred shares and common shares. We may not be able to repay our outstanding indebtedness under the credit line.

In December 2008, our wholly owned special purpose subsidiary, Sparta Funding LLC, entered into an agreement for a secured credit facility with DZ Bank (the “RCA”). The DZ Bank facility required, among other things, that we have a minimum tangible net worth of $2,000,000 (plus (i) 50% of the aggregate amount of our consolidated net income since December 19, 2008 and (ii) 90% of the net proceeds (net capital less expenses and distributions) of any new equity contributions we raise after December 19, 2008, including any subordinated debt) before Sparta Funding can draw upon that credit facility. In addition to the tangible net worth, we had to obtain commitments for $3,000,000 of additional capital (in the form of subordinated debt or other committed capital satisfactory to DZ Bank) to access the DZ Bank facility. On October 13, 2009, we notified DZ Bank that we believed we had satisfied such conditions and requested that we be allowed to start utilizing the credit facility. As we were approaching the one year anniversary of the signing of the RCA we formally requested that the RCA be extended for one year as provided for in the RCA. Subsequently, without permitting us to commence utilizing the credit facility, in December 2009, the Company was verbally notified by representatives of DZ Bank that the Company’s request to extend the term of its Revolving Credit Agreement RCA for one year was denied due to DZ Bank’s German parent’s concern over the United States general economic condition and, more specifically, the weakness in the overall U.S. consumer market. Therefore, the RCA will terminate on December 18, 2009.

There can be no assurance that the funding available under the Purchase Agreement with Optimus Capital Partners will be sufficient to fund our working capital requirements. If Sparta is not able to secure senior debt financing, we will not be able to implement our business plan, which would have a material adverse effect on our future viability.

Our business requires extensive amounts of capital and we will need to obtain additional financing in the near future.

In order to expand our business, we need capital to support the portion of the value which is not financed by the senior lender. We generally refer to this portion as the “equity requirement” and the “sub-debt requirement”. Presently, we have very limited operating capital to fund the equity requirements for new financing transactions or to execute our business plan. In order to accomplish our business objectives, we expect that we will require substantial additional financing within a relatively short period. The lack of capital has made it difficult to offer the full line of financing products contemplated by our business plan. Without a senior bank line of credit, it will be extremely difficult to maintain and grow our business. We will have to raise approximately $1.5 million over the next twelve months to support our business. As our business grows, we will need to seek additional financing to fund growth. To the extent that our revenues do not provide sufficient cash flow to cover such equity requirements and any reserves required under any additional credit facility, we may have to obtain additional financing to fund such requirements as may exist at that time. There can be no assurance that we will have sufficient capital or be able to secure additional credit facilities when needed. The failure to obtain additional funds, when required, on satisfactory terms and conditions, would have a material and adverse effect on our business, operating results and financial condition, and ultimately could result in the cessation of our business.

We are required to have our common stock traded on the OTC Bulletin Board or one of several other national markets for trading equity securities as a condition of selling Optimus shares of our Series B Preferred Stock. Therefore, if we are removed from the OTC Bulletin Board, we may not be able to require Optimus to purchase shares of our Series B Preferred Stock.

To the extent we raise additional capital by issuing equity securities; our stockholders may experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

Our auditor’s opinion expresses doubt about our ability to continue as a “going concern”.

The independent auditor’s report on our April 30, 2009 financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern. We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable. Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining credit lines or loans from various financial institutions where possible. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

A significant number of customers may fail to perform under their loans or leases.

As a lender or lessor, one of the largest risks we face is the possibility that a significant number of customers will fail to pay their payments when due. If customers’ defaults cause losses in excess of our allowance for losses, it could have an adverse effect on our business, profitability and financial condition. If a borrower enters into bankruptcy, we may have no means of recourse. We have established an evaluation process designed to determine the adequacy of the allowance for losses. While this evaluation process uses historical and other objective information, the establishment of losses is dependent to a great extent on management’s experience and judgment. We cannot assure you that our loss reserves will be sufficient to absorb future losses or prevent a material adverse effect on our business, profitability or financial condition.

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

Risks associated with leasing.

Our business is subject to the risks generally associated with the ownership and leasing of vehicles. A lessee may default in performance of its consumer lease obligations and we may be unable to enforce our remedies under a lease. As a result, certain of these customers may pose credit risks to us. Our inability to collect receivables due under a lease and our inability to profitably sell or re-lease off-lease vehicles could have a material adverse effect on our business, financial condition or results of operations.

Adverse changes in used vehicle prices may harm our business.

Significant increases in the inventory of vehicles may depress the prices at which we can sell or lease our inventory of used vehicles composed of off-lease and repossessed vehicles or may delay sales or leases. Factors that may affect the level of used vehicles inventory include consumer preferences, leasing programs offered by our competitors and seasonality. In addition, average used powersports vehicle prices have fluctuated in the past, and any softening in the used powersports vehicle market could cause our recovery rates on repossessed vehicles to decline below current levels. Lower recovery rates increase our credit losses and reduce the amount of cash flows we receive.

Our business is dependent on intellectual property rights and we may not be able to protect such rights successfully.

Our intellectual property, including our license agreements and other agreements, which establish our rights to proprietary intellectual property developed in connection with our credit decisioning and underwriting software system, iPLUS® , is of great value to our business operations. Infringement or misappropriation of our intellectual property could materially harm our business. We rely on a combination of trade secret, copyright, trademark, and other proprietary rights laws to protect our rights to this valuable intellectual property. Third parties may try to challenge our intellectual property rights. In addition, our business is subject to the risk of third parties infringing or circumventing our intellectual property rights. We may need to resort to litigation in the future to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could have a material adverse effect on our business and competitive position.

We face significant competition in the industry.

We compete with commercial banks, savings and loans, industrial thrifts, credit unions and consumer finance companies, including large consumer finance companies such as GE Capital. Many of these competitors have well developed infrastructure systems in place as well as greater financial and marketing resources than we have. Additionally, competitors may be able to provide financing on terms significantly more favorable than we can offer. Providers of motorcycle financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of terms offered and the quality of service provided to dealers and customers. We seek to compete predominantly on the basis of our high level of dealer service and strong dealer relationships, by offering flexible terms, and by offering both lease and loan options to customers with a broad range of credit profiles. Many of our competitors focus their efforts on different segments of the credit quality spectrum. While a number of our competitors have reduced their presence in the powersports financing industry because of industry specific factors and the current situation in the global credit markets, our business may be adversely affected if any of such competitors in any of our markets chooses to intensify its competition in the segment of the prime or sub-prime credit spectrum on which we focus or if dealers become unwilling to forward to us applications of prospective customers. To the extent that we are not able to compete effectively within our credit spectrum and to the extent that the intensity of competition causes the interest rates we charge to be lower, our results of operations can be adversely affected.

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

Our directors, executive officers and principal stockholders beneficially own approximately 21% of our common stock as of November 18, 2009. Accordingly, these persons and their respective affiliates have the ability to exert substantial control over the election of our Board of Directors and the outcome of issues submitted to our stockholders, including approval of mergers, sales of assets or other corporate transactions. In addition, such control could preclude any unsolicited acquisition of our company and could affect the price of our common stock and limit our ability to sell shares of our Series B Preferred Stock to Optimus Capital Partners, LLC.

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

We are heavily dependent upon management, the loss of any one of whom could have a material adverse effect on our ability to implement our business plan. While we have entered into employment agreements with certain executive officers, including our Chief Executive Officer and Chief Operating Officer, employment agreements could be terminated for a variety of reasons. We do not presently carry key man insurance on the life of any employee. If, for some reason, the services of management, or of any member of management, were no longer available to us, our operations and proposed businesses and endeavors may be materially adversely affected. Any failure of management to implement and manage our business strategy may have a material adverse affect on us. There can be no assurance that our operating and financial control systems will be adequate to support our future operations. Furthermore, the inability to continue to upgrade the operating and financial control systems, the inability to recruit and hire necessary personnel or the emergence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Each of the issuance and sale of securities described below was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. No advertising or general solicitation was employed in offering the securities. Each purchaser is a sophisticated investor (as described in Rule 506(b) (2) (ii) of Regulation D) or an accredited investor (as defined in Rule 501 of Regulation D), and each received adequate information about the Company or had access to such information, through employment or other relationships, to such information.

On July 29, 2009, the Company entered into a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC pursuant to which Optimus is committed to purchase up to $5,000,000 of the Company’s Series B Preferred Stock for a one year period.  On November 4, 2009, Optimus exercised a warrant for 13,500,000 shares of common stock that was issued in connection with the first tranche closing under the purchase agreement, in consideration for a secured recourse note in the amount of $1,215,000.  In a second tranche closing held on November 6, 2009, the Company sold to Optimus 67 shares of Series B Preferred stock for gross proceeds of $670,000.  In connection with the second tranche closing, the Company issued to Optimus a five-year warrant to purchase up to 18,066,176 shares of common stock at $0.05 per share.  The Company also purchased from Optimus 2,000,000 shares of our common stock at a price of $0.05 or $100,000.

During the three months ended October 31, 2009, the Company sold to an accredited investor a four month unsecured note and warrants in the aggregate amount of $5,000.  The warrants are for a term of three years and entitle the holder to purchase a total of 100,705 shares of our common stock at $0.15 per share. The note bore 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. At the Company’s option, the notes were convertible into shares of common stock at $0.0496 per share.  The note was to mature on December 28, 2009.  The note plus accrued interest thereon was converted into 100,815 shares of common stock in September 2009.

During September 2009, the Company sold 1,409,869 shares of common stock and three-year warrants to purchase 1,409,869 shares of common stock at an exercise price of $0.15 per share. These securities were sold to three accredited investors for an aggregate purchase price of $70,000.

Pursuant to an agreement reached on October 31, 2009, the Company converted $125,000 in fees owed to John W. Loofbourrow Associates, a private investment banking firm, into 12,500 shares of Series C Convertible Preferred Stock.  On November 2, 2009, the Company converted an additional $300,000 in fees owed to John W. Loofbourrow Associates into 30.000 shares of Series C Convertible Preferred Stock.  The conversion was at a price per share of $0.057308.  The Company redeemed 500 of the Series C preferred stock at $10 per share on November 17, 2009.  In connection with the agreement, the Company issued John W. Loofbourrow Associates a three-year warrant to purchase up to 500,000 shares of the Company's unregistered common stock at a per share price of $0.066.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 14, 2009, the Company filed a Schedule 14C with the Securities and Exchange Commission, and at the same time notified the Company’s shareholders via an Information Statement, that in April, 2009, the holders of a majority of votes represented by the issued and outstanding shares of the Company common stock, at that time, by means of a written consent in lieu of a special meeting of the stockholders, voted in favor of amending the Company’s Articles of Incorporation to increase the authorized number of shares of the common stock from 340,000,000 to 750,000,000.  This increase in authorized shares of common stock became effective on September 21, 2009.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
3(i)(1)
Certificate of Designation for Series B Preferred Stock (Incorporated by reference to Exhibit B to Preferred Stock Purchase Agreement, dated as of July 29, 2009, filed as Exhibit 10.1 of Form 8-K filed on July 30, 2009)

3(i)(2)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 21, 2009 (Incorporated by reference to Exhibit 3(i)(8) of Form S-1 filed on October 2, 2009)
3(i)(3)	Certificate of Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 5.03(i) of Form 8-K filed on November 19, 2009)
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

SPARTA COMMERCIAL SERVICES, INC.

Date: December 18, 2009	By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: December 18, 2009	By:	/s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer