Form 10-Q
period 2010-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2010-03-22
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

As of March 17, 2010, we had 373,042,953 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2010

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31	April 30,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$	$2,790
RISC loan receivables, net of reserve of $152,705 and $235,249, respectively (NOTE D)	2,045,525	3,248,001
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $228,810 and $256,485 respectively, and loss reserve of $17,694 and $32,726, respectively (NOTE B)	344,201	621,797
Interest receivable	31,789	49,159
Purchased Portfolio	38,017	72,635
Accounts receivable	94,608	17,899
Inventory (NOTE C)	154,833	12,514
Property and equipment, net of accumulated depreciation and amortization of $160,365 and $147,905, respectively (NOTE E)	30,883	43,342
Prepaid Expenses	588,941	593,529
Long term notes receivable	2,118,309	—
Restricted cash	199,573	348,863
Deposits	48,967	48,967
Total assets	$5,695,644	$5,059,497

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Bank Overdraft	$10,482	$57,140
Accounts payable and accrued expenses	1,100,543	1,851,876
Notes payable-Senior Lender (NOTE F)	2,417,574	3,694,838
Notes Payable (NOTE G)	584,399	5,102,458
Loans payable-related parties (NOTE H)	392,260	378,260
Other liabilities	—	88,285
Deferred revenue	9,000	13,050
Total liabilities	4,514,258	11,185,907

Stockholders' Equity:
Preferred stock A, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred Stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 0 shares issued and outstanding, respectively	0	0
Preferred Stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 42,000 and 0 shares issued and outstanding, respectively	42	0
Common stock, $.001 par value; 740,000,000 shares authorized, 358,443,904 and 170,730,064 shares issued and outstanding, respectively	358,444	170,730
Common stock to be issued, 39,647,440 and 16,735,453 respectively	39,647	16,735
Additional paid-in-capital	30,915,701	20,820,672
Accumulated deficit	(30,044,948)	(27,147,047)
Subtotal	1,281,387	(6,126,410)
Less: Treasury Stock, at cost (2,000,000 shares at $0.05)	(100,000)	0
Total (deficiency in) stockholders' equity	1,181,387	(6,126,410)

Total Liabilities and stockholders’ equity	$5,695,644	$5,059,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Revenue:
Rental Income, Leases	$36,017	$70,235	$135,327	$238,573
Interest Income, Loans	100,511	184,405	355,269	582,113
Other	24,557	23,628	75,839	153,551
Total Revenues	161,086	278,268	566,436	974,237

Operating expenses:
General and administrative	681,129	886,927	2,114,152	3,228,507
Depreciation and amortization	112,407	44,361	350,906	153,532
Total operating expenses	793,536	931,288	2,465,058	3,382,039

Loss from operations	(632,450)	(653,020)	(1,898,623)	(2,407,802)

Other expense:
Interest expense and financing cost, net	224,856	315,597	956,541	1,267,831

Net loss	(857,306)	(968,617)	(2,855,164)	(3,675,633)

Preferred dividend payable	22,876	1,261	42,738	3,784

Net loss attributed to common stockholders	$(880,182)	$(969,878)	$(2,897,901)	$(3,679,417)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted loss per share attributed to common stockholders	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding	346,435,384	163,047,625	279,717,310	156,183,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2010

									Common Stock		Additional
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		to be issued		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 30, 2009	12,500	$12,500	—	$—	—	$—	170,730,063	$170,729	16,735,453	$16,735	$20,820,672	$(27,147,047)	$(6,126,410)
Cancellation of shares	—	—	—	—	—	—	(400)	(0.40)	—	—	0.4	—	—
correction	—	—	—	—	—	—	—	—	(1,950)	(1.95)	—	—	(2)
Sale of Pfd Stock B	—	—	157	—	—	—	—	—	—	—	1,320,000	—	1,320,000
Pfd Stock C issued for A/P	—	—	—	—	42,000	42	—	—	—	—	419,958	—	420,000
Sale of Stock	—	—	—	—	—	—	1,409,869	1,410	1,007,049	1,007	117,583	—	120,000
Shares issued upon warrant exercise	—	—	—	—	—	—	31,566,176	31,566	—	—	2,086,743	—	2,118,309
Shares issued upon conversion of preferred	—	—	—	—	—	—	10,733,974	10,734	(10,733,980)	(10,733)	—	—	1
Shares issued for financing cost	—	—	—	—	—	—	3,432,000	3,432	(84,000)	(84)	179,054	—	182,402
Shares issued for accrued interest	—	—	—	—	—	—	200,000	200	(200,000)	(200)	—	—	—
Shares issued for conversion of notes & interest	—	—	—	—	—	—	132,556,857	132,558	34,924,868	34,924	5,363,774	—	5,531,256
Stock Compensation recorded	—	—	—	—	—	—	5,000,000	5,000	(2,000,000)	(2,000)	111,500	—	114,500
Shares issued for accounts payable	—	—	—	—	—	—	2,815,371	2,815	—	—	163,939	—	166,754
Employee options expense	—	—	—	—	—	—	—	—	—	—	71,685	—	71,685
Warrant compensation	—	—	—	—	—	—	—	—	—	—	153,028	—	153,028
Warrant liability	—	—	—	—	—	—	—	—	—	—	—	—	—
Forgiveness of accounts payable	—	—	—	—	—	—	—	—	—	—	65,601	—	65,601
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	(100,000)
Pfd Stock B issued for dividend payable	—	—	—	—		—	—	—	—	—	42,164	—	42,164
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(2,897,901)	(2,897,901)
Balance, January 31, 2010	12,500	$12,500	157	$0	42,000	$42	358,443,910	$358,444	39,647,440	$39,647	$30,915,702	$(30,044,948)	$1,181,387

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2010 AND 2009
(UNAUDITED)

	Nine Months Ended
	January 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,897,901)	$(3,679,417)
Adjustments to reconcile net loss to net cash used in operating activities	—	—
Depreciation and Amortization	107,356	153,533
Allowance for loss reserves	(97,576)	4,326
Amortization of deferred revenue	—	(8,217)
Amortization of deferred financing cost	—	30,316
Beneficial Conversion Discount	—	325,000
Equity based compensation	349,156	1,040,324
Stock based finance cost	224,713	416,469
Changes in operating assets and liabilities:	—	—
(Increase) decrease in:	—	—
Inventory	(142,319)	—
Interest Receivable	17,370	—
Accounts Receivable	(76,709)	1,977
Prepaid expenses and other assets	—	(147,702)
Restricted cash	149,290	33,973
(Increase) decrease in:	—	—
Accounts payable and accrued expenses	226,043	499,716
Portfolio	34,618	—
Net cash used in operating activities	(2,105,958)	(1,329,702)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net Proceeds from motorcycles and other vehicles	223,270	383,666
Net Proceeds from RISC contracts	1,285,020	438,309
Paid for Purchase of AML Portfolio	—	(82,554)
Net cash used in investing activities	1,508,290	739,421
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	120,000	—
Net proceeds from sale of preferred stock	1,320,000	—
Net repayments to senior lender	(1,277,264)	(835,050)
Net proceeds from convertible notes	464,800	1,348,000
Net payments for finance closing costs	—	(727,575)
Net proceeds from other notes	—	408,500
Net loan proceeds from other related parties	14,000	133,500
Net proceeds secured note	—	144,695
Net cash provided by financing activities	641,536	472,070

Net Increase (decrease) in cash and cash equivalents	$43,868	$(118,211)

Unrestricted cash and cash equivalents, beginning of period	$(54,350)	68,642
Unrestricted cash and cash equivalents , end of period	$(10,482)	(49,569)

Cash paid for:
Interest	$283,393	$260,106
Income taxes	$4,817	$1,368

Non-Cash Transactions:
Common stock issued in exchange for previously incurred debt	$4,982,859	$1,027,800
Common stock issued for financing costs	$182,402	—
Common stock issued for accounts payable	$539,923	—
Common stock issued for compensation	$114,500	—
Preferred stock issued for preferred dividends payable	$42,164	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2010 and for the three and nine month periods ended January 31, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K and Regulation S-B.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2009 as disclosed in the Company’s 10-K for that year as filed with the SEC.

The results of operations for the three and nine months ended January 31, 2010 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2010.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

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
JANUARY 31, 2010
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

ASC 740-10, “Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2009 or the three months or nine months ended January 31, 2010.

Fair Value Measurements

The Company adopted ASC 820,” Fair Value Measurements”.  ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets the lowest priority to unobservable inputs to fair value measurements of certain assets and Liabilities.  The three levels of the fair value hierarchy under ASC 820 are described below:

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
JANUARY 31, 2010
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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  At January31, 2010 and April 30, 2009, the Company has no items of other comprehensive income.

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

Stock Based Compensation

The Company adopted ASC 718-10, which records compensation expense on a straight-line basis, generally over the explicit service period of three to five years.

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
JANUARY 31, 2010
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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred.  During the nine months ended January 31, 2010 and the year ended April 30, 2009, the Company incurred  $6,986  and  $18,318 in advertising costs, respectively.

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
JANUARY 31, 2010
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

Per share basic and diluted net loss attributable to common stockholders amounted to $0.00 and $0.01 for the three months ended January 31, 2010 and 2009, respectively, and $0.01 and $0.02 for the nine months ended January 31, 2010 and 2009, respectively.  At January 31, 2010 and 2009, 61,737,102 and 35,536,084 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,897,901 and $4,921,846 during the nine months ended January 31, 2010 and the year ended April 30, 2009, respectively.  The Company’s net worth was $1,181,387 at January 31, 2010.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation.  These reclassifications had no effect on reported losses.

NOTE B – MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at January 31, 2010 and April 30, 2009 consist of the following:

	January 31,	April 30,
	2010	2009

Motorcycles and other vehicles	$590,705	$911,008
Less: accumulated depreciation	(228,810)	(256,485)
Motorcycles and other vehicles, net of accumulated depreciation	361,895	654,523
Less: estimated reserve for residual values	(17,694)	(32,726)
Motorcycles and other vehicles under operating leases, net	$344,201	$621,797

Depreciation expense for vehicles for the three and nine months ended January 31, 2010 was $19,489 and $69,359, respectively.  Depreciation expense for vehicles for the three and nine months ended January 31, 2009 was $39,882 and $140,094, respectively.

NOTE C – INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease.  Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis.  At January 31, 2010, the Company’s inventory of repossessed or returned vehicles valued at market was $154,833, which will be resold.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

NOTE D – RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $2,198,230 and $3,483,250 at January 31, 2010 and April 30, 2009, respectively, including deficiency receivables of $16,725 and $122,554, respectively.  The following is a schedule by years of future principal payments related to these receivables.  Certain of the assets are pledged as collateral for the note described in Note F.

Year ending January 31,
2011	$809,168
2012	777,253
2013	502,600
2014	109,209
2015	—
$2,198,230

NOTE E – PROPERTY AND EQUIPMENT

Major classes of property and equipment at January 31, 2010 and April 30, 2009 consist of the followings:

	January31, 2010	April 30, 2009
Computer equipment, software and furniture	$191,247	$191,247
Less: accumulated depreciation and amortization	(160,365)	(147,905)
Net property and equipment	$30,882	$43,342

Depreciation and amortization expense for property and equipment was $3,889 and $14,460 for the three months and nine months ended January 31, 2010, respectively, and $17,919 for the year ended April 30, 2009.  Depreciation and amortization expense for the three and nine months ended January 31, 2009 were $4,480 and $13,439, respectively.

NOTE F – PURCHASED PORTFOLIO AND SECURED SENIOR NOTE

The Company finances certain of its leases through a third party.  The repayment terms are generally one year to five years and the notes are secured by the underlying assets.  The weighted average interest rate at January 31, 2010 is 10.48%.

On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing and agreed to pay the remaining $20,000 upon receipt of additional Purchase Portfolio documentation.  Proceeds from the Purchased Portfolio started accruing to the Company beginning November 1, 2008.

To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the lender.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the lender.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

NOTE F – PURCHASED PORTFOLIO AND SECURED SENIOR NOTE (continued)

The Company is obligated to pay any remainder of the Senior Secured Note by November 1, 2009 and has granted the lender a security interest in the Purchased Portfolio.  The Company and the lender are currently in discussions to amend the terms of the Senior Secured Note.

Once the Company has paid $150,000 to the lender from Purchased Portfolio proceeds, the Company is obligated to pay fifty percent of all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales until the Company and the lender mutually agree the Purchase Portfolio has no remaining proceeds.

As of January 31, 2010, the Company carries the Purchased Portfolio at $38,016 representing its $100,000 cost, which is less than its estimated market value, less collections through the period.  The Company carries the liability for the Senior Secured Note at $104,782, which is net of note reductions.

At January 31, 2010, the notes payable mature as follows:

12 Months Ended
January 31,	Amount
2011	$1,000,486
2012	797,206
2013	512,916
2014	106,965
2015	—
$2,417,574

Notes payable to Senior Secured lender at April 30, 2009 were $3,694,838.

NOTE G – NOTES PAYABLE

Notes Payable	January 31, 2010	April 30, 2009
Convertible notes (a)	$20,000	$4,055,560
Notes payable (b)	80,000	547,500
Bridge loans (c)	161,000	176,000
Collateralized note (d)	220,000	220,000
Convertible note (e)	103,399	103,399
Total	$584,399	$5,102,458

(a)
As of January 31, 2010, the Company had outstanding  a convertible unsecured note with an original aggregate principal amount of $20,000, which accrues  interest at 10% per annum.  The note is past due.  This note is convertible, at the holder’s option, with a conversion price of $0.02. The holder of this note has agreed to contingently convert the note plus accrued interest into shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on a senior credit facility.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

NOTE G – NOTES PAYABLE (continued)

(b)
As of January 31, 2010, the Company had outstanding unsecured notes with an original principal amount of $80,000, which accrue interest ranging from 6% to 10% per annum all of which  were past due.  The Company and the holders of the notes are in negotiation as to the disposition of these notes.

(c)
During the year ended April 30, 2007, the Company sold to five accredited investors’ bridge notes in the aggregate amount of $275,000.  The bridge notes were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%.  The notes provided that 100,000 shares of the Company's unregistered common stock are to be issued as “Equity Kicker” for each $100,000 of notes purchased, or any prorated portion thereof.  The Company had the right to extend the maturity date of notes for 30 to 45 days, in which event the lenders were entitled for “additional equity” equal to 60% of the “Equity Kicker” shares.  In the event of default on repayment by the Company, the notes provided for a 50% increase in the “Equity Kicker” and the “Additional Equity” for each month, as penalty, that such default has not been cured, and for a 20% interest rate during the default period.  The repayments, in the event of default, of the notes are to be collateralized by certain security interest.  The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to September 30, 2009. The Company is in discussions with the note holders to extend the due dates of the notes.  During the year ended April 30, 2009, $99,000 of these loans was repaid. The holders of the remaining notes have agreed to contingently convert those notes plus accrued interest into shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on a senior credit facility.

(d)
During the year ended April 30, 2009, the Company sold a secured note in the amount of $220,000.  The notes bears 12.46% simple interest.  The note was due on January 29, 2010 and has been extended to September 1, 2010, and is secured by a second lien on a pool of motorcycles.  In July 2009, the note holder agreed to convert the note at the Company’s option and all accrued interest thereon into shares of the Company’s common stock.

(e)
On September 19, 2007, the Company sold to one accredited investor for the purchase price of $150,000 securities consisting of a $150,000 convertible debenture due December 19, 2007, 100,000 shares of unregistered common stock, and 400,000 common stock purchase warrants.  The debentures bear interest at the rate of 12% per year compounded monthly and are convertible into shares of the Company's common stock at $0.0504 per share.  The warrants may be exercised on a cashless basis and are exercisable until September 19, 2007 at $0.05 per share.  In the event the debentures are not timely repaid, the Company is to issue 100,000 shares of unregistered common stock for each thirty day period the debentures remain outstanding.  The Company has accrued interest and penalties as per the terms of the note agreement.  In May, 2008, the Company repaid $1,474 of principal and $3,526 in accrued interest.  Additionally, from April 26, 2008 through April 30, 2009, a third party to the note paid, on behalf of the Company, $41,728 of principal and $15,272 in accrued interest on the note, and the note holder converted $3,399 of principal and $6,601 in accrued interest into 200,000 shares of the Company’s common stock.  As of January 31, 2010, the balance outstanding was past due and the Company and the note holder are in negotiations as to the disposition of the note.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

NOTE H – LOANS PAYABLE TO RELATED PARTIES

As of January 31, 2010, aggregated loans payable, without demand and with no interest, to officers and Directors were $392,260.  At January 31, 2010 and April 30, 2009, included in accounts receivable, are $169 and $169, respectively, due from American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer.

NOTE I – FAIR VALUE MEASUREMENTS

The following table sets forth certain assets and liabilities as of January 31, 2010 which is measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC No. 820, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3
RISC loan receivables	$2,181,505	—	—
Secured full recourse notes receivable	—	—	$2,118,309
Senior secured notes payable	—	—	$2,417,574
Loans payable related parties	—	—	$392,260
Notes payable	—	—	$584,399

NOTE J – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 stated value per share, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 750,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of January 31, 2010 and April 30, 2009, respectively.  The Company had 157 and no shares of Series B preferred stock issued and outstanding as of January 31, 2010 and April 30, 2009, respectively.  The Company had 42,000 and no shares of Series C preferred stock issued and outstanding as of January 31, 2010 and April 30, 2009, respectively.  The Company has 358,443,904 and 170,730,064 shares of common stock issued and outstanding as of January 31, 2010 and April 30, 2009, respectively.

Preferred Stock Series A

During the quarter ended July 31, 2009, 10,733,974 shares of common stock previously recorded as shares to be issued for conversion of Series A Preferred Stock were issued.

Preferred Stock Series B

On July 24, 2009, the Company designated 1,000 shares as Series B Preferred Stock.  The Series B Preferred Stock, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to the Company’s common stock and any other class or series of preferred stock, and junior to all of the Company’s existing and future indebtedness.  The Series B Preferred Stock accrue dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B Preferred Stock.  The Company’s common stock may not be redeemed while shares of Series B Preferred Stock are outstanding.  The Series B Preferred Stock certificate of designations provides that, without the approval of a majority of the shares of Series B Preferred Stock, the Company cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B Preferred Stock, liquidate, dissolve or wind-up the Company’s business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock.  The Series B Preferred Stock have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of the Company’s business.  The shares of Series B Preferred Stock are redeemable at the Company’s option on or after the fifth anniversary of the date of its issuance.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

NOTE J – EQUITY TRANSACTIONS (continued)

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

The Company agreed to file after each drawn down, and to seek and maintain effectiveness of, a registration statement covering the shares underlying the issued warrants.  On the earlier of the first draw down or six months from the date of the agreement, the Company agreed to pay a non-refundable commitment fee of $250,000 to Optimus.  Pursuant to a concurrent transaction between Optimus and several of the Company’s non-affiliated stockholders, Optimus may borrow up to 33,990,000 shares of the Company’s common stock from such stockholders.  On July 31, 2009, pursuant to the agreement, the Company requested Optimus to purchase 90 shares of the Company’s Series B Preferred Stock valued at $900,000 and issued five year warrants to purchase 13,500,000 shares of common stock at $0.09 per share.  On August 14, 2009, the Company sold to Optimus 90 shares of Series B Preferred Stock for gross proceeds of $900,000.  On October 21, 2009, pursuant to the agreement, the Company requested Optimus to purchase 67 shares of the Company’s Series B Preferred Stock valued at $670,000 and issued five year warrants to purchase 18,066,176 shares of common stock at $0.068 per share.  On November 6, 2009, the Company sold to Optimus 67 shares of Series B Preferred Stock for gross proceeds of $670,000, and purchased from Optimus 2,000,000 shares of the Company’s common stock at a price of $0.05 or $100,000.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

NOTE J – EQUITY TRANSACTIONS (continued)

Preferred Stock Series C

In November 2009, the Company authorized a new series of 200,000 shares of preferred stock designated as Series C Convertible Preferred Stock, each share having a par value of $0.001 per share.  The Series C Preferred Stock shall, upon liquidation, winding-up or dissolution, rank: (a) senior to the Company's common stock and any other class or series of preferred stock of the Company which by their terms are junior to the Series C Preferred Stock (collectively, together with any warrants, rights, calls or options exercisable for or convertible into such Preferred Stock, the “Junior Shares”); (b) junior to all existing and future indebtedness of the Company; and (c) junior to the Company's Series A and Series B Preferred Stock.  The Series C Preferred Stock is not entitled to receive any dividends, has a liquidation value of $10.00 per share, redeemable at the Company’s option at $10.00 per share, and is convertible at the option of the holder into shares of common stock as follows: the number of such shares of common stock to be received for each share of Series C Preferred Stock so converted shall be determined by (A) dividing the number of shares of Series C Preferred Stock to be converted by the weighted average closing price per share of the Company's common stock for the ten (10) trading days immediately preceding the date on which the Company agrees to issue shares of Series C Preferred Stock to such holder multiplied by (B) the Series C liquidation value.

Pursuant to an agreement reached on October 31, 2009 to convert certain accounts payable to Series C Preferred Stock, the Company recorded the conversion of $125,000 of accounts payable, as of October 31, 2009, into 12,500 shares of Series C Preferred Stock.  On November 2, 2009, the Company issued 30,000 shares of Series C Preferred Stock for services.  On November 18, 2009, the Company redeemed 500 shares of Series C Preferred Stock by paying the holder $5,000.

Common Stock

During the nine months ended January 31, 2010 and the nine months ended January 31, 2009, the Company expensed $71,685 and $1,456,793, respectively, for non-cash charges related to stock and option compensation expense.

During the nine months ended January 31, 2010:

•
the Company sold 1,409,869 shares of its common stock for $120,000.  1,007,049 of the shares were classified as to be issued as of January 31, 2010 and issued three year warrants to purchase 1,409,869 shares of its common stock exercisable at $0.15 per share;

•	the Company issued, pursuant to penalty provisions of notes, 3,432,000 shares of unregistered common stock, valued at $181,900;
•	the Company issued, pursuant to the terms of a note, 200,000 shares of its common stock in payment of $6,600 in accrued interest and $3,400 for principal reduction of the note;
•
the Company issued 132,556,857 shares of unregistered common stock (of which 3,615,520 had been classified as shares to be issued at April 30, 2009), valued at $4,512,150, upon conversion of $3,955,343 in notes and convertible notes  and accrued interest resulting in an increase in additional-paid-in capital of $4,383,208;

•
the Company agreed to issue 38,512,530 shares of unregistered common stock, valued at $1,019,106, upon the conversion of notes and convertible notes and accrued interest resulting in an increase in additional paid-in-capital of $980,566;

•	the Company issued, pursuant to two consulting agreements, 5,000,000 shares of its common stock valued at $115,000;
•	the Company issued 2,815,371 shares of common stock under its 2009 Consultant Stock Plan in satisfaction of accounts payable of $163,939;
•	the Company issued 31,566,176 shares of common stock, upon the exercise of common stock purchase warrants, for four year, 2%, secured, full recourse notes in the amount of $2,118,309; and

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

NOTE J – EQUITY TRANSACTIONS (continued)

•	the Company issued to a consultant three year warrants to purchase 500,000 shares of common stock at an exercise price of $0.066 per share.

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

In February 2010, the Company sold to one accredited investor $100,000 principal amount of 8% four month notes which are convertible at the Company’s option into shares of common stock at $0.021 per share.

In February 2010, the Company sold to one accredited investor a $50,000, nine month, 8% note convertible at the holder’s option into such number of shares of the Company’s common stock as determined by a forty-four percent discount from the average of the three lowest closing prices of the Company’s common stock for the ten trading days immediately preceding the day the holder notices the Company of its intent to convert.  The conversion price is subject to certain anti dilutive previsions.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full. Additionally, the Company issued 13,000,000 shares of unregistered common stock to be held in trust by our transfer agent pending conversion of the note.

In February 2010, the Company entered into a modification of a consulting agreement originally entered into in January 2009, as amended in November 2009.  Under the modification, the Company issued to the consultant 2,000,000 shares of common stock, in exchange for 500,000 common stock purchase warrants which were due pursuant to the agreement but which had not been issued.

In February and March 2010 the Company issued, pursuant to penalty provisions of notes, 592,000 shares of unregistered common stock, valued at $17,760.

In February 2010, the Company issued 1,007,049 shares of unregistered common stock which had previously been classified as common stock to be issued.

NOTE L – GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements during the period January 1, 2001 (date of inception) through January 31, 2010, the Company incurred loss of $30,044,948.  Of these losses, $2,897,901 was incurred in the nine months ending January 31, 2010 and $3,679,417 in the nine months ending January 31, 2009.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

NOTE L – GOING CONCERN MATTERS (continued)

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended January 31, 2010 to the Three Months Ended January 31, 2009

For the three months ended January 31, 2010 and 2009, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $161,086 during the three months ended January 31, 2010 as compared to $278,268 during the three months ended January 31, 2009.  Current period revenue was comprised of $36,017 in lease revenue, $100,511 in interest income from RISC loans, and $24,557 in other income.  Prior period revenue was comprised of $70,235 in lease revenue, $184,405 in interest income from RISC loans, and $23,628 in other income.

Costs and Expenses

General and administrative expenses were $681,129 during the three months ended January 31, 2010, compared to $886,927 during the three months ended January 31, 2009, a decrease of $205,798 or 23.2%.  Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $336,995; Accounting, audit and professional fees, $48,338; Consulting fees, $53,497; Rent, utilities and Telecomm expenses $113,411; Travel and entertainment, $11,106; and stock based compensation, $41,401.  Expenses incurred during the comparative three month period in 2009 consisted primarily of the following expenses: Compensation and related costs, $371,445; Accounting, audit and professional fees, $48,597; Consulting fees, $48,475; Rent, utilities and Telecomm expenses $89,371; Travel and entertainment, $7,070; and stock based compensation, $185,408.

Net Loss

We incurred a net loss before preferred dividends of $857,306 for our three months ended January 31, 2010 as compared to $968,617 for the corresponding interim period in 2009, an $111,311 or 11.5% decrease.  The decrease in our net loss before preferred dividends for our three month interim period ended January 31, 2010 was attributable primarily to a $117,182 or 42.1% decrease in revenue which was partially offset by a 14.8% decrease in operating expenses and a 28.8% decrease in interest expense and financing costs.

We also incurred non-cash preferred dividend expense of $22,876 for our three month period ended January 31, 2010, with a dividend expense of $1,261 in the corresponding interim period of 2009.  The increase in preferred dividend expense was attributable to the issuance of series B Preferred stock during the quarter.

Our net loss attributable to common stockholders decreased to $880,182 for our three month period ended January 31, 2010 as compared to $969,878 for the corresponding period in 2009.  The $89,696 or 9.2% decrease in net loss attributable to common stockholders for our three month period ended January 31, 2010 was due primarily to the $21,615 or 1,714% increase in preferred dividends, the 14.8% decrease in operating expenses, and the 28.8% decrease in interest expense and financing costs.

Comparison of the Nine Months Ended January 31, 2010 to the Nine Months Ended January 31, 2009

For the nine months ended January 31, 2010 and 2009, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $566,436 during the nine months ended January 31, 2010 as compared to $974,237 during the nine months ended January 31, 2009.  Current period revenue was comprised of $135,327 in lease revenue, $355,269 in interest income from RISC Loans and $75,839 in other income.  Prior period revenue was comprised of $238,573 in lease revenue, $582,113 in interest income from RISC loans, and $153,551 in other income.

Costs and Expenses

General and administrative expenses were $2,114,152 during the nine months ended January 31, 2010, compared to $3,228,507 during the nine months ended January 31, 2009, a decrease of $1,114,355, or 34.5%.  Expenses incurred during the current nine month period consisted primarily of the following expenses: Compensation and related costs, $978,275; Accounting, audit and professional fees, $337,382; Consulting fees, $120,322; Rent, utilities and Telecomm expenses $314,252; Travel and entertainment, $30,326; and non-cash stock based compensation, $186,685.  Expenses incurred during the comparative nine month period in 2009 consisted primarily of the following expenses: Compensation and related costs, $1,124,479; Accounting, audit and professional fees, $272,942; Consulting fees, $152,650; Rent, utilities and Telecomm expenses $287,501; Travel and entertainment, $38,343; and non-cash stock based compensation, $840,137.

For the nine months ended January 31, 2010, we incurred a non-cash charge of $334,928 related to shares of common stock and warrants issued for financing cost and $37,500 for debt offer expense.  For the nine months ended January 31, 2009, we incurred a non-cash charge of $396,804 related to shares of common stock and warrants issued for financing cost and $318,812 related to beneficial conversion discount.

Net Loss

We incurred a net loss before preferred dividends of $2,855,164 for our nine months ended January 31, 2010 as compared to $3,675,633 for the corresponding interim period in 2009.  The $820,470 or 22.3% decrease in our net loss before preferred dividends for our nine month interim period ended January 31, 2010 was attributable to a $407,801, 41.9%, decrease in revenue, a $1,114,255, 34.5% a decrease in general and administrative expenses, a $197,374, 128.6% increase in depreciation and amortization and a $311,290, 24.6% decrease in interest expense and financing cost.

We also incurred non-cash preferred dividend expense of $42,738 for our nine month period ended January 31, 2010 as compared with a non-cash expense of $3,784 in the corresponding interim period of 2009.  The increase in preferred dividend expense was attributable to the issuance of Series B Preferred Stock.

Our net loss attributable to common stockholders decreased to $2,897,901for our nine month period ended January 31, 2010 as compared to $3,679,417, for the corresponding period in 2009.  The $781,516 decrease in net loss attributable to common stockholders for our nine month period ended January 31, 2010 was due to the decrease in net loss and the increase in preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2010, we had net worth of $1,281,387.  We generated a deficit in cash flow from operations of $2,105,958 for the nine months ended January 31, 2010.  This deficit is primarily attributable to our net loss from operations of $2,897,901, partially offset by depreciation and amortization of $107,356, other non-cash charges totaling $573,869 and to changes in the balances of current assets and liabilities.  Accounts payable and accrued expenses decreased by $226,043 receivables and inventory increased $142,319 and $59,339, respectively, and portfolio assets declined by $34,618.

Cash flows provided by investing activities for the nine months ended January 31, 2010 was $1,508,290 primarily due to the net proceeds of RISC contracts of $1,285,020 and payments from motorcycle and vehicle leases of $223,270.

We met our cash requirements during the nine month period through net proceeds of convertible notes of $464, 800, proceeds of notes payable to related parties of $14,000, and the net proceeds from the sale of common and preferred equity in the amount of $1,440,000.  We made net payments on senior secured debt financing of $1,277,264.  Additionally, we have received limited revenues from leasing and financing motorcycles and other vehicles, fees from our municipal lease program, and from our Preferred Provider Program.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  As of December 4, 2009, we signed a letter of intent to purchase certain assets, including a portfolio of motorcycle loans for a total value of approximately $15 million.  To purchase these assets we have agreed to assume approximately $9 million in bank debt and issue notes and common stock valued at approximately $5 million.  As of March 17, 2010 we and the seller of the assets have commenced re negotiation of the terms of the purchase.  However, there can be no assurances that this transaction will be consummated.  At January 31, 2010 we had 11 full time employees.  If we are able to fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months.  As we continue to expand, we will incur additional cost for personnel.  This projected increase in personnel is dependent upon our obtaining sources of financing originating loans and leases and generating revenues there from.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

In December 2008, we, along with our wholly-owned affiliate, Sparta Funding LLC, a Delaware limited liability company, entered into a $25,000,000 committed, extendable, secured credit facility with DZBank AG Deutsche Zentral–Genossenschaftsbank, Frankfurt am Main, New York Branch pursuant to a Revolving Credit Agreement (the “RCA”).  We were required to satisfy certain tangible net worth and committed capital thresholds as a condition of accessing funds under the DZBank credit facility.  On October 13, 2009, we notified DZ Bank that we believed we had satisfied such conditions and requested that we be allowed to start utilizing the credit facility.  As we were approaching the one year anniversary of the signing of the RCA we formally requested that the RCA be extended for one year as provided for in the RCA.  Subsequently, without permitting us to commence utilizing the credit facility, in December 2009, the Company was verbally notified by representatives of DZ Bank that the Company’s request to extend the term of its Revolving Credit Agreement (the “RCA”) for one year was denied due to DZ Bank’s German parent’s concern over the United States general economic condition and, more specifically, the weakness in the overall U.S. consumer market.  Therefore, the RCA terminated on December 18, 2009.

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

We believe that the proceeds from the sale of preferred stock to Optimus, as described above, when combined with the conversion of notes outstanding at October 31, 2009 as described above, had satisfied the minimum thresholds to utilize the DZBank credit facility.

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

The primary issues management will focus on in the immediate future to address this matter include: seeking additional credit facilities from institutional lenders; seeking institutional investors for debt or equity investments in our Company; short term interim debt financing: and private placements of debt and equity securities with accredited investors. Additionally, we are negotiating the potential sale of securities with investment banking companies.

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

Website Development Costs

We have incurred costs to develop a proprietary web-based private label financing program for processing including web access, processing credit applications, consumer contracts and other related documents and processes.  The Company has elected to recognize the costs of developing its website and related intellectual property the website development costs in accordance with Emerging Issue Task Force (“EITF”) No.  00-02, now ASC 720 “Accounting for Website Development Costs.” As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website.  Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life.  Costs associated with repair or maintenance for the website is included in cost of net revenues in the current period expenses.  During the nine months ended January 31, 2010 and, 2009, the Company expensed $4,459 and $5,449 respectively as website development costs.

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

Through our third fiscal quarter ended January 31, 2010, we have generated cumulative sales revenues of $3,863,707, have incurred significant expenses, and have sustained significant losses.  Our net loss for the nine months ended January 31, 2010 was $2,855,164 (after $583,649 in non-cash charges).  As of January 31, 2010, we had a net worth of $1,281,387.

We have entered into credit lines with institutional lenders, which have acquired preferences and rights senior to those of our capital stock and placed restrictions on the payment of dividends.

In July 2005, we entered into a secured senior credit facility with New World Lease Funding for a revolving line of credit.  New World received a security interest in substantially all of our assets with seniority over the rights of the holders of our preferred stock and our common stock.  Until the security interests are released, those assets will not be available to us to secure future indebtedness.  Presently, New World is not extending new loans to us.  As of January 31, 2010, we owed an aggregate of $2,417,574(which is secured by $2,560,125 of consumer Retail Installment Sales Contracts and Leases and $199,573 of restricted cash) to New World.  In granting the credit line, New World also required that we meet certain financial criteria in order to pay dividends on any of our preferred shares and common shares.  We may not be able to repay our outstanding indebtedness under the credit line.

In December 2008, our wholly owned special purpose subsidiary, Sparta Funding LLC, entered into an agreement for a secured credit facility with DZ Bank (the “RCA”).  The DZ Bank facility requires, among other things, that we have a minimum tangible net worth of $2,000,000 (plus (i) 50% of the aggregate amount of our consolidated net income since December 19, 2008 and (ii) 90% of the net proceeds (net capital less expenses and distributions) of any new equity contributions we raise after December 19, 2008, including any subordinated debt) before Sparta Funding can draw upon that credit facility for the purchase of consumer retail installment sales contracts from our authorized and private label dealers and the purchase of vehicles for lease to customers of our authorized and private label dealers.  In addition to the tangible net worth, we must obtain commitments for $3,000,000 of additional capital (in the form of subordinated debt or other committed capital satisfactory to DZ Bank) to access the DZ Bank facility.  We are engaged in discussions with potential investors regarding such commitments, but as of July 31, 2009, with the exception of the agreement with Optimus Capital Partners, no definitive agreements have been reached for such commitments, nor have we reached any agreement on potential terms of any such commitments.  On October 13, 2009, we notified DZ Bank that we believed we had satisfied such conditions and requested that we be allowed to start utilizing the credit facility.  As we were approaching the one year anniversary of the signing of the RCA we formally requested that the RCA be extended for one year as provided for in the RCA.  Subsequently, without permitting us to commence utilizing the credit facility, in December 2009, the Company was verbally notified by representatives of DZ Bank that the Company’s request to extend the term of its Revolving Credit Agreement RCA for one year was denied due to DZ Bank’s German parent’s concern over the United States general economic condition and, more specifically, the weakness in the overall U.S. consumer market.  The RCA terminated on December 18, 2009.

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

We are required to have our common stock traded on the OTC Bulletin Board or one of several other national markets for trading equity securities as a condition of selling Optimus shares of our Series B Preferred Stock.  Therefore, if we are removed from the OTC Bulletin Board, we may not be able to require Optimus to purchase shares of our Series B Preferred Stock.  This may also negatively affect our ability to access funds under the DZ Bank credit facility.

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

Our intellectual property, including our license agreements and other agreements, which establish our rights to proprietary intellectual property developed in connection with our credit decisioning and underwriting software system, iPLUS®, is of great value to our business operations.  Infringement or misappropriation of our intellectual property could materially harm our business.  We rely on a combination of trade secret, copyright, trademark, and other proprietary rights laws to protect our rights to this valuable intellectual property.  Third parties may try to challenge our intellectual property rights.  In addition, our business is subject to the risk of third parties infringing or circumventing our intellectual property rights.  We may need to resort to litigation in the future to protect our intellectual property rights, which could result in substantial costs and diversion of resources.  Our failure to protect our intellectual property rights could have a material adverse effect on our business and competitive position.

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

Our directors, executive officers and principal stockholders beneficially own approximately 20% of our common stock as of January 31, 2010.  Accordingly, these persons and their respective affiliates have the ability to exert substantial control over the election of our Board of Directors and the outcome of issues submitted to our stockholders, including approval of mergers, sales of assets or other corporate transactions.  In addition, such control could preclude any unsolicited acquisition of our company and could affect the price of our common stock and limit our ability to sell shares of our Series B Preferred Stock to Optimus Capital Partners, LLC.

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

We are heavily dependent upon management, the loss of any one of whom could have a material adverse effect on our ability to implement our business plan.  While we have entered into employment agreements with certain executive officers, including our Chief Executive Officer, Principal Financial Officer and Chief Operating Officer, employment agreements could be terminated for a variety of reasons.  The employment agreements with our Principal Financial Officer and our Chief Operating Officer have expired and are being renegotiated. We do not presently carry key man insurance on the life of any employee.  If, for some reason, the services of management, or of any member of management, were no longer available to us, our operations and proposed businesses and endeavors may be materially adversely affected.  Any failure of management to implement and manage our business strategy may have a material adverse affect on us.  There can be no assurance that our operating and financial control systems will be adequate to support our future operations.  Furthermore, the inability to continue to upgrade the operating and financial control systems, the inability to recruit and hire necessary personnel or the emergence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Unregistered Sales of Equity Securities

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

In November 2009, the Company issued 500,000 shares of common stock to a consultant pursuant to a modification of a January 1, 2009 consulting agreement.  Additionally, the consultant agreed to surrender 250,000 warrants which had been issued to the consultant in January 2009, and 250,000 warrants which were due in April 2009 but had not been issued.  All other terms of the original agreement remain unchanged.  In February 2010, the Company and the consultant entered into a further modification of the consulting terms, extending the term until April 30, 2010 and agreeing to issue to the consultant 2,000,000 shares in full satisfaction of the Company’s obligations under the consulting arrangement.

During the three months ended January 31, 2010, the Company sold to one accredited investor $94,000 in 8%, four month notes, convertible at the Company’s option into shares of the Company’s common stock at $0.02 per share.

In February 2010, the Company sold to one accredited investor $100,000 principal amount of 8% four month notes which are convertible at the Company’s option into shares of common stock at $0.021 per share.

In February 2010, the Company sold to one accredited investor a $50,000, nine month, 8% note convertible at the holder’s option into such number of shares of the Company’s common stock as determined by a forty-four percent discount from the average of the three lowest closing prices of the Company’s common stock for the ten trading days immediately preceding the day the holder notices the Company of its intent to convert.  The conversion price is subject to certain anti dilutive previsions.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full.

(c)           Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) Shares That May Yet Be Purchased Under Plans or Programs
November 1, 2009 to November 30, 2009 (a)	2,000,000	$0.05	—	—
Total	2,000,000	$0.05	—	—

(a)	These shares were purchased pursuant to an agreement with Optimus Capital Partners, LLC; see Note J to Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (REMOVED AND RESERVED)

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
3(i)(1)	Certificate of Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 5.03(i) of Form 8-K filed on November 19, 2009)
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

SPARTA COMMERCIAL SERVICES, INC.

Date: March 22, 2010	By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: March 22, 2010	By:	/s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer