Form 10-K
period 2010-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2010-08-13
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, on October 31, 2009 was $3,751,413.

As of August 11, 2010, we had 449,748,350 shares of common stock issued and outstanding.

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

We have and continue to develop relationships with powersports vehicle dealers and manufacturers to provide our financing products to their customers. We also seek to provide powersport vehicle manufacturers and distributors a private label version of our financing products to enable their dealers to assist their customers in acquiring the powersports vehicle of their choice.  Additionally, we offer an equipment leasing product to municipalities, including, but not limited to, the leasing of police motorcycles.

Business Overview

Sparta's business model has been designed to generate revenue from several sources:

•	Retail installment sales contracts and leases;
•	Municipal leasing of equipment;
•	Private label programs for manufacturers and distributors;
•	Ancillary products and services, such as private label GAP coverage; and
•	Remarketing of repossessed vehicles and off-lease vehicles.

Sparta's management believes that by offering dealers, and their customers, the option of either financing or leasing, Sparta will capture a greater share of the dealer's business. Additionally, by offering both alternatives, once profitability is achieved, Sparta believes that it will be in a position to achieve greater cash-flow than it could by offering only one of these alternatives because depreciation generated by Sparta's leasing activities will reduce income tax due on income resulting from Sparta's retail installment sales contracts.

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

Private Label Programs for Manufacturers and Distributors

As of April 30, 2010, we have four "private label" 5-year financing agreements with the U.S. distributors of major manufacturers of scooters and ATVs. Under these agreements, we allow the manufacturer to put its name on our finance and lease products, and offer such financing facilities to its dealers for their customers. We own the retail installment sales contracts and leases generated under these "private label" programs, and derive revenues from sales of the distributor's product line to the dealer's customers. The private label program also expands our dealer base by the number of dealerships in the distributor's chain, thereby generating additional opportunities to sell our other financial products and services to these dealers for their customers interested in non-"private label" brand of vehicles.

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

We are being positioned as a full service organization providing products and services to its dealers that are costly to obtain on an individual dealer basis.  Also, we offer a private label Guaranteed Auto Protection (“GAP”) plan for our dealers:

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

Repossessed Vehicles – All repossessed vehicles are similarly returned to the originating Authorized Sparta Dealer to be reconditioned, if needed, for consignment sale or re-lease in the same manner as returned vehicles.

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

Additionally, this technology provides quick, consistent credit decisions for our dealer network and reduces the number of credit analysts required, thereby, reducing Sparta's expenses.

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

A third party provides the software Sparta uses to manage its assets, customer base, collections, insurance, and accounting systems.  Using a variety of basic and customized reports generated by this software, Sparta monitors its customers' compliance with their obligations under retail installment sales contracts or lease agreements.  These reports are accessed on a real-time basis by employees of Sparta and are distributed to management personnel for review. The reports include delinquency reports, collection tickler (promises) reports, insurance status reports, termination reports, inventory reports, maturing contract reports, and other information.

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

Sparta will also be able to manage this ratio by revising the variables in its various programs (terms and conditions under which Sparta will purchase retail installment sales contracts or lease vehicles), such as minimum income, debt ratios, payment to income ratios, minimum down payment required, acquisition fees (paid by dealer), discounts (paid by dealer), and other factors.

We are presently evaluating the economics of and market for a sub-prime program.

Portfolio Performance – Contracts and leases over 30 days delinquent were 1.88% of total portfolio balances at April 30, 2007, 2.85% at April 30, 2008, 3.70% at April 30, 2009, and 7.51% at April 30, 2010. Cumulative net losses and charge-offs as a percent of cumulative portfolio originations were 1.53% at April 30, 2007, 1.17% at April 30, 2008, .3.27% at April 30, 2009 and 5.24% at April 30, 2010.  Additionally, as of April 30, 2010, the Company maintained a cash reserve with its Senior Lender equal to 7.65% of the outstanding loan balance with that lender. The Company’s portfolio of contracts and leases has been in a run-off mode since the fall of 2008.

Sparta Approved Vehicle Models – Advance rates and other credit restrictions will be in effect for certain models and years based on the relevant facts and circumstances.

Market Information

According to the Motorcycle Industry Council’s 2009 Statistical Annual, from 1991 to their peak in 2006, annual sales of new 651CC+ motorcycles increased 439% to 543,000 units or approximately $6.8 billion while over the same period annual sales of all new motorcycles increased 325% to 1,190,000 units or approximately $11.9 billion. From 2007 through 2009, annual sales of new 651CC+ motorcycles declined 44% to 304,000 units or approximately $3.8 billion. There is no reliable data on the change in used motorcycle sales during the period.  Sparta estimates that the 2009 retail market for new and used 599cc+ motorcycles was approximately $7.1 billion.

According to the Motorcycle Industry Council’s 2009 Statistical Annual. 2008 ATV unit sales declined 28% from 2007 to 454,098 units and down from a peak of 812,970 in 2004.  For the first half of 2009 ATV unit sales declined 32% to 166,424 units from the first half of 2008. Sparta estimates that 2009 ATV unit sales declined approximately 30% from 2008 to 318,000 units and we estimate that 2010 sales will remain at 2009 levels.

Data for the U.S. scooter market is inconsistent and unreliable as less than ½ of scooter manufacturers report their data. Of the available data, the reported unit market in 2008 was 76,748, but the Motorcycle Industry Council estimated market was 222,000 units. Early data for the first half of 2009, reported by Powersports Business in their 2009 Market Data Book, suggested a 67% decline in reported unit sales. Definitive data for all of 2009 is not available..

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

Competition

The consumer finance industry is going through several changes due to current economic conditions and past lending practices. Broadly speaking, Sparta competes with commercial banks, savings & loans, industrial thrift and credit unions, and a variety of local, regional and national consumer finance companies. Additionally, some powersports manufacturers such as Harley-Davidson and BMW have captive subsidiaries that provide financing.

Independent consumer financial services companies and large commercial banks that participated in this market as well as some Powersports manufacturers providing factory financing programs have withdrawn substantially from the motorcycle financing niche over the past two years or have tightened their underwriting criteria. Sparta believes that those companies may have suffered as a result of compromising their underwriting criteria for the sake of volume. In addition, management believes that our competitors' practice of financing all makes and models of a particular manufacturer results in lower overall portfolio performance because of the poor demographics associated with some of those product lines. The marketplace also includes small competitors such as local credit unions, local banks, and a few regional entities.

A significant competitor of Sparta is GE Capital. GE Capital markets directly to dealers in the Powersports market and through Co Branded private label programs. GE recently has co-branded with Yamaha, Suzuki, Kawasaki, Moto Guzzi, Aprilia Brands and other national manufacturers and distributors of Powersports and recreational products such as Coachmen Industries. GE also offers dealer and distributor floor plan financing and private label credit cards.  To management’s knowledge, this firm does not offer leases for powersports vehicles. Recently, this company has announced cut backs in its consumer vehicle and other consumer financing programs.

Specialty Reports, Inc.

In May 2010, our subsidiary, Specialty Reports, Inc., a Nevada corporation, purchased substantially all of the assets of Cyclechex LLC, a Florida limited liability company, in consideration of a 24% equity interest in Specialty Reports.  Additionally, the founder and sole owner of Cyclechex was elected as a Director and to the position of Executive Vice President-Marketing of Specialty Reports.

Cyclechex LLC, formed in 2007, was in the business of providing basic motorcycle information, obtained by inputting the vehicle’s vehicle identification number (“VIN”) on the Cyclechex web-site, and receiving information as to the vehicle’s year of manufacture, name of manufacturer and specific model. Without such information, a used motorcycle purchaser could easily confuse one model year for another which could amount to as much as a $1,000 mistake or more.

Specialty Reports has expanded on the Cyclechex product offering to include accident, crash, and title history information. All of this information is now offered on the Cyclechex web site in the form of the copyrighted Cyclechex Motorcycle History Report©.

In June 2010, Specialty Reports entered into an exclusive five year agreement with the only U.S. government authorized distributor of on-line data from National Motor Vehicle Title System (NMVTS) for NMVTIS data on motorcycles, scooters, ATVs and recreational vehicles.

NMVTIS is an information system that federal law requires the United States Department of Justice to establish, to provide an electronic means to verify vehicle title, brand, and theft data among motor vehicle administrators, law enforcement officials, prospective purchasers and insurance carriers. Slated for implementation on January 30, 2009, NMVTIS was initially authorized in the Anti Car Theft Act of 1992 and reauthorized by the Anti Car Theft Improvements Act of 1996. After passage of the 1996 reauthorization, responsibility was transferred from the U.S. Department of Transportation to the U.S. Department of Justice. The NMVTIS system is a Department of Justice program currently operated by the American Association of Motor Vehicle Administrators (AAMVA). The system also will provide a means for states to share title information in order to prevent fraud and other crime.

NMVTIS was created to:

•	prevent the introduction or reintroduction of stolen motor vehicles into interstate commerce;
•	protect states, consumers (both individual and commercial), and other entities from fraud;
•	reduce the use of stolen vehicles for illicit purposes including funding of criminal enterprises; and
•	provide consumer protection from unsafe vehicles.

NMVTIS information is supplied by state motor vehicle agency records and entire sectors (e.g., insurance, auto recyclers/junk/salvage, etc.) addressed by the Anti-Car Theft Act. As opposed to purchasing information from specific businesses or companies, entities are required to provide specific information to NMVTIS in a specific format. NMVTIS is intended to serve as a reliable source of title and brand history for automobiles, motorcycles and other vehicles. However, there are certain pieces of vehicle history data that NMVTIS does not contain; for example, a vehicle's repair history. Currently the data provided to NMVTIS by states is provided in a variety of time frames; while some report and update NVMTIS data in “real-time” (as title transactions occur) others send updates less frequently, such as once every 24 hours or within a period of days.

This information is available to consumers and dealers on Specialty Reports’ website located at wwwcyclechex.com.  Cyclechex is similar to CARFAX® in that it provides on-line vehicle history reports, for a fee, based on the vehicle’s VIN.  However, neither CARFAX® nor AutoChek® provides information on motorcycles, scooters, ATVs or recreational vehicles.

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

The following constitute certain of the federal, state, and local statutes and ordinances with which we must comply:

•
Fair Debt Collection Practices Act.  The Fair Debt Collection Practices Act and applicable state law counterparts prohibit us from contacting customers during certain times and at certain places, from using certain threatening practices and from making false implications when attempting to collect a debt.

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

•
Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the creation of a Bureau of Consumer Financial Protection.  The impact on the Company of the newly-created agency is unknown at this time as the agency is yet to be formed.

Employees

As of April 30, 2010, we had 10 full-time employees.

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

We have an operating history of losses.

Through our fiscal year ended April 30, 2010, we have generated cumulative sales revenues of $4,010,634, have incurred significant expenses, and have sustained significant losses. Our net loss for the year ended April 30, 2010 was $4,141,179 (after $1,558,078 in non-cash charges).  As of April 30, 2010, we had a deficit net worth of $1,603,763

We have an agreement for a credit line with an institutional lender, who has acquired preferences and rights senior to those of our capital stock and placed restrictions on the payment of dividends.  As of April 30, 2010, this line had been suspended.

In July 2005, we entered into a secured senior credit facility with New World Lease Funding for a revolving line of credit.  New World received a security interest in substantially all of our assets with seniority over the rights of the holders of our preferred stock and our common stock.  Until the security interests are released, those assets will not be available to us to secure future indebtedness.  Presently, New World is not extending new loans to us or any of their borrowers, however, they have not formally terminated the facility.  As of April 30, 2010, we owed an aggregate of $1,912,556 (which is secured by $2,214,604 of consumer Retail Installment Sales Contracts and Leases and $146,333 of restricted cash) to New World.  In granting the credit line, New World also required that we meet certain financial criteria in order to pay dividends on any of our preferred shares and common shares.  We may not be able to repay our outstanding indebtedness under the credit line.

Our business requires extensive amounts of capital and we will need to obtain additional financing in the near future.

In order to expand our business, we need raise additional senior debt as well as capital to support the portion of the future leases and retail installment sales contracts which are not financed by the senior lender.  We generally refer to this portion as the “equity requirement” and the “sub-debt requirement”.  Presently, we have very limited operating capital to fund the equity requirements for new financing transactions or to execute our business plan.  In order to accomplish our business objectives, we expect that we will require substantial additional financing within a relatively short period.  The lack of capital has made it difficult to offer the full line of financing products contemplated by our business plan.  Without a senior bank line of credit, it will be extremely difficult to maintain and grow our business.  We will have to raise approximately $1.5 million over the next twelve months to support our business.  As our business grows, we will need to seek additional financing to fund growth.  To the extent that our revenues do not provide sufficient cash flow to cover such equity requirements and any reserves required under any additional credit facility, we may have to obtain additional financing to fund such requirements as may exist at that time.  There can be no assurance that we will have sufficient capital or be able to secure additional credit facilities when needed.  The failure to obtain additional funds, when required, on satisfactory terms and conditions, would have a material and adverse effect on our business, operating results and financial condition, and ultimately could result in the cessation of our business.

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

The independent auditor’s report on our April 30, 2010 financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern.  We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable.  Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining credit lines or loans from various financial institutions where possible.  If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock.  We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends on our common stock in the foreseeable future. Future cash dividends on the common stock, if any, will be at the discretion of our board, and will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions imposed by lending or other agreements, including agreements with holders of senior or preferential rights, and other factors that the board may consider important.

We have authorized a class of preferred stock which may alter the rights of common stock holders by giving preferred stock holders greater dividend rights, liquidation rights and voting rights than our common stockholders have.

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock.  As of April 30, 2010, we have two series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

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

Our directors, executive officers and principal stockholders beneficially own approximately 19% of our common stock as of April 30, 2010.  Accordingly, these persons and their respective affiliates have the ability to exert substantial control over the election of our Board of Directors and the outcome of issues submitted to our stockholders, including approval of mergers, sales of assets or other corporate transactions.  In addition, such control could preclude any unsolicited acquisition of our company and could affect the price of our common stock.

We are dependent on our management and the loss of any officer could hinder our implementation of our business plan.

We are heavily dependent upon management, the loss of any one of whom could have a material adverse effect on our ability to implement our business plan.  While we have entered into employment agreements with certain executive officers, including our Chief Executive Officer, Principal Financial Officer and Chief Operating Officer, employment agreements could be terminated for a variety of reasons.  The employment agreements with our Principal Financial Officer and Chief Operating Officer have expired and are being renegotiated. We do not presently carry key man insurance on the life of any employee.  If, for some reason, the services of management, or of any member of management, were no longer available to us, our operations and proposed businesses and endeavors may be materially adversely affected.  Any failure of management to implement and manage our business strategy may have a material adverse affect on us.  There can be no assurance that our operating and financial control systems will be adequate to support our future operations.  Furthermore, the inability to continue to upgrade the operating and financial control systems, the inability to recruit and hire necessary personnel or the emergence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 462 Seventh Avenue, 20th Floor, New York, NY 10018. We have an agreement for use of office space at this location under a lease expiring on November 30, 2012. The office space contains approximately 7,000 square feet.  The rent for the year ended April 30, 2010 was $312,633.  For the years ended April 30, 2011 and 2012, the rent is $304,985 and $312,565, respectively, and for the seven months ending November 30, 2012, the rent is $184,947. We believe that our existing facilities will be adequate to meet our needs for the foreseeable future. Should we need additional space, management believes it will be able to secure additional space at commercially reasonable rates

ITEM 3. LEGAL PROCEEDINGS

As at April 30, 2010, we were not a party to any material pending legal proceeding.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

ITEM 4. (REMOVED AND RESERVED)

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

	High	Low
Fiscal Year 2010
First quarter (May 1, 2009 – July 31, 2009)	$0.10	$0.05
Second quarter (August 1, 2009 – October 31, 2009)	$0.09	$0.04
Third quarter (November 1, 2009 – January 31, 2010)	$0.06	$0.01
Fourth quarter (February 1, 2010 – April 30, 2010)	$0.04	$0.01
Fiscal Year 2009
First quarter (May 1, 2008 - July 31, 2008)	$0.14	$0.07
Second quarter (August 1, 2008 - October 31, 2008)	$0.10	$0.03
Third quarter (November 1, 2008 - January 31, 2009)	$0.09	$0.02
Fourth quarter (February 1, 2009 - April 30, 2009)	$0.09	$0.02

Holders

The approximate number of holders of record of our common stock as of April 30, 2010 was 3,014 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2010, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend which may be paid in cash or shares of common stock at our option.  We have not, as of April 30, 2010, distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2010, there was $758 of accrued Series A dividends payable.

As of April 30, 2010, we had 157 shares of Series B preferred stock outstanding.  The Series B shares accrue dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B shares.  As of April 30, 2010, no dividends were payable on Series B shares.

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

On July 29, 2009, the Company entered into a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC pursuant to which Optimus was committed to purchase up to $5,000,000 of the Company’s Series B Preferred Stock for a one year period.

On August 14, 2009, pursuant to the terms of a notice delivered to Optimus under the Purchase Agreement, we issued 90 shares of Series B Preferred Stock to Optimus at a price per share of $10,000 and we received proceeds of $645,000 (net of fees payable to Optimus, including a one-time commitment fee of $250,000). In addition, we issued to Optimus a five-year warrant to purchase up to 13,500,000 shares of our common stock at an exercise price of $0.09 per share. On September 10, 2009, the warrant was transferred to Optimus CG II, Ltd. On November 4, 2009, the warrant was exercised for all 13,500,000 shares of common stock in consideration for a secured recourse note in the amount of $1,215,000.

On October 21, 2009, we sent a notice to Optimus pursuant to terms of the Purchase Agreement whereby we would sell to Optimus on the tranche closing date 91 shares of Series B Preferred Stock at a price per share of $10,000. As the closing price of our common stock during the nine trading days after the notice fell below 75.0% of the closing bid price on the day prior to the tranche closing date, Optimus had the option to decline its purchase of the Series B Preferred Stock. In order to complete the financing, we agreed with Optimus to revise the terms of the October 21st notice as described in the next paragraph.

On November 6, 2009, pursuant to the terms of the revised notice, we issued 67 shares of Series B Preferred Stock to Optimus at a price per share of $10,000. Additionally, we purchased from Optimus, 2,000,000 shares of our common stock at a price of $0.05 or $100,000. Therefore, pursuant to the terms of the revised notice, we received net proceeds of $565,000 after deducting $5,000 for closing costs. We also issued to Optimus CG II, Ltd. a five-year warrant to purchase up to 18,066,176 shares of our common stock at an exercise price of $0.05 per share. The shares of common stock issuable upon exercise of the warrant have been registered for resale pursuant to the registration statement of which this prospectus forms a part.

On December 17, 2009, Optimus exercised the warrant by delivering a secured recourse note in the amount of $903,309.The Company has reclassified the Secured Promissory Notes (the “Notes”) receivable to subscriptions receivable. As of the date of this filing, the maker of the Notes has failed to provide the information necessary for the Company to perfect its lien on the collateral securing the Notes.

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

During the three months ending April 30, 2010, pursuant to a consulting agreement, the Company issued 500,000 shares of restricted common stock and accrued an additional 1,000,000 shares of restricted common stock with a combined value of $45,000.

In April 2010, the Company issued 3,333,333 shares of restricted common stock to an officer of the Company in lieu of payment for unreimbursed expenses in the amount of $30,461 and unpaid salary in the amount of $19,539

In April 2010, the Company issued 3,333,333 shares of restricted common stock to an officer of the Company in lieu of payment for unreimbursed expenses in the amount of $32,738, unpaid salary in the amount of $8,763 and repayment of a loan to the Company in the amount of $8,500.

In March and April 2010, the Company sold 9,116,288 shares of its restricted common stock and three-year warrants to purchase 9,116,288 shares of common stock at an exercise price of $0.07 per share. These securities were sold to seven accredited investors for an aggregate purchase price of $105,000.

On May 12, 2010, the Company issued to stock options, exercisable at $0.025 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2011, and 40% on May 12, 2011, to the following officers and directors:  Anthony Havens, 6,672,500 options; Kristian Srb, 2,465,000 options; Richard Trotter, 4,016,250 options; Jeffrey Bean, 956,250 options; Anthony Adler, 3,995,000 options; and Sandra Ahman, 3,145,000 options.

In May 2010, the Company formed a new subsidiary, Specialty Reports, Inc., a Nevada corporation, and in May 2010 a 24% equity interest in Specialty Reports was issued in consideration of substantially all of the assets of Cyclechex, LLC, a Florida limited liability company.

In May, June and July 2010, the Company sold to one accredited investor an aggregate of $150,000 in one year 8% notes convertible at the Company’s option into common stock at $0.012 per share.

In June 2010, the Company sold to an accredited investor a convertible note in the amount of $25,000. The note is convertible at the note holder’s option. The note is convertible at the lower of (i) the price per share at which the Company sells or issues any shares of common, subject to certain exceptions, or (ii) 58% multiplied by the average of the lowest three lowest closing bid price for the common stock during the ten trading day period ending one trading day prior to the date of submission of the conversion notice.

In June and July 2010, the Company sold 5,703,889 shares of its restricted common stock and three-year warrants to purchase 5,703,889 shares of common stock at an exercise price of $0.07 per share. These securities were sold to two accredited investors for an aggregate purchase price of $90,000.

In June 2010, an investor purchased from one of our note holders a past due 6% $25,000 promissory note dated January 7, 2008 and paid that note holder the accrued interest on the note. The Company agreed to exchange that purchased note for a $25,000, 0% convertible note due June 1, 2011. In case of default, interest will accrue at the rate of 18% from the issue date of the original note.  The note is convertible at any time at the holder’s option into shares of the Company’s common stock at the lower of $0.06 or sixty percent of the average of the three lowest closing prices of the Company’s common stock for the twenty consecutive trading days prior to the date upon which the note holder elects to convert part or all of the note.

In June 2010, an investor purchased from two of our note holders four past due 10% bridge notes issued in January 2009, July 2009 and August 2008 with a combined principal balance of $65,000, and paid the note holders the accrued interest of $16,947.87 on the notes. The Company agreed to exchange the purchased notes for four new convertible notes due June 18, 2011 in the principal amounts of $37,156.05, $6,712.91, $13,425.81 and $24,653.17.  The convertible notes provide for interest at the rate of 8% commencing as of June 18, 2010.  In case of default, the interest rate on the notes will increase to 24%. The notes are convertible at any time at the holder’s option into shares of the Company’s common stock at seventy percent of the of the three lowest closing prices of the Company’s common stock for the three consecutive trading days prior to the date upon which the note holder elects to convert part or all of the note.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"FORWARD-LOOKING" INFORMATION

This report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations and beliefs, including, but not limited to, statements concerning the Company's business and financial plans and prospects. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

The following discussion and analysis should be read in conjunction with the information  set forth in the audited  financial statements for the years ended April 30, 2010 and April 30, 2009 and footnotes found in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

For the year ended April 30, 2010, our revenues decreased. We have continued to incur declining but significant expenses, and have sustained significant losses. ..

Revenues

Revenues totaled $713,363 in fiscal 2010 compared to revenues of $1,144,644 in fiscal 2009. Fiscal 2010 revenues were primarily comprised of $443,026 in interest income from Retail Installment Sales Contracts, $190,035 in income from Operating and Finance Leases, $21,154 in Commissions on municipal lease transactions, $6,081 from gain on disposition of vehicles, and $53,067 in other fee income.

Costs and Expenses

We incurred employee compensation and benefit costs of $1,061,074 for the year ended April 30, 2010 compared with $1,461,957 in fiscal 2009. The decrease is related to the reduced costs we recognized in decreasing our employee base during the year from 14 employees at fiscal year-end 2009 to 10 employees at fiscal year-end 2010. In order for us to expand our business in the future and to attract and retain quality personnel, management anticipates that we will continue to offer competitive compensation, including awards of common stock or stock options, to consultants and employees.

We paid $280,000 and $290,639 to its Chief Executive Officer, in fiscal 2010 and 2009, respectively. These payments were charged to operations, and are included in the compensation costs described above.

In connection with placement transactions, we expensed non-cash costs in the form of shares of common stock or warrants of $593,629 and $605,389 for the years ended April 30, 2010 and 2009, respectively. In connection with consulting services, we expensed non-cash costs in the form of shares of common stock or warrants of $260,000 and $633,629 for the years ended April 30, 2010 and 2009, respectively.  These amounts were charged to financing costs. Additionally, during the fiscal year ended April 30, 2010, we expensed $76,289 as the value of employee stock and option based compensation as compared to $222,409 in the prior fiscal year. During the year ended April 30, 2010, we charged a $45,000 beneficial discount for convertible note conversion options to financing costs as compared to $318,182 in fiscal 2009. At April 30, 2010 and 2009, accrued preferred dividends of $97,175 and $758, respectively, were charged to retained earnings.

We incurred consulting costs of $138,950 for the year ended April 30, 2010, as compared to $166,800 for the year ended April 30, 2009. This decrease was the result of reduced reliance on outside consultants. We incurred legal and accounting fees of $365,561 for the year ended April 30, 2010, as compared to $271,404 for the year ended April 30, 2009.

We incurred other operating expenses of $617,717 for the year ended April 30, 2010.  Notable expenses in this category are: general office expenses of $99,159; rent of $312,633; loss reserve expense of $69,431; travel and entertainment of $36,118; utilities of $60,427; web development of $13,839; marketing of $10,654; maintenance contracts of $8,504; and taxes of $6,953.  We incurred other operating expenses of $1,089,029 for the year ended April 30, 2009.  Notable expenses in this category are: general office expenses of $78,067; rent of $310,419; loss reserve expense of $445,288; travel and entertainment of $52,423; utilities of $66,857; web development of $30,226; credit bureaus of $39,714; lease booking fees of $13,250; marketing of $18,319; maintenance contracts of $17,665; and taxes of $16,799.

Interest costs for the fiscal year ended April 30, 2010 were $920,760 as compared to $963,890 for the fiscal year ended April 30, 2009. Depreciation and amortization for the fiscal year ended April 30, 2010 was $702,388 as compared to $310,601 for the fiscal year ended April 30, 2009. The $391,786 increase was due primarily to the write-off  in the current year of deferred costs associated with the DZ Bank transaction.

Net Loss

Our net loss attributable to common stockholders for the year ended April 30, 2010 decreased $684,251 (13.9%) to $4,238,353 from a loss of $4,922,604 for the year ended April 30, 2009. The decrease in net loss attributable to common stockholders was primarily due to:  a $1,340,637 (34.7%) decrease in total operating expenses from $3,860,228 to $2,519,591; a $431,281 (37.7%) decrease in revenues from $1,144,644 to $713,363;  a $263,099 (13.9%) decrease in interest expense and financing costs from $1,632,562 to $1,849,933; and a $391,787 (126.1%) increase in depreciation and amortization to $702,388 from $310,601.$4462,412 of the current year’s loss was due to the write off, at year end, of deferred financing and start-up costs in connection with the DZ facility which costs, had the facility been in place, would have been written-off during fiscal year 2011.

Our net loss per common share (basic and diluted) attributable to common stockholders was $0.01 for the year ended April 30, 2010 and $0.03 for the year ended April 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2010, we had deficit net worth of $1,603,763. We generated a deficit in cash flow from operations of $2,505,269 for the year ended April 30, 2010. This deficit is primarily attributable to net loss from operations of $4,141,179, adjusted for depreciation and amortization of $702,387, equity based compensation of $336,288, stock based financing costs of $593,619, allowance for loss reserve of $69,431, beneficial conversion discount of convertible securities of $45,000, and to changes in the balances of current assets, consisting primarily of a decrease in restricted cash of $202,530, a decrease in interest receivable of $22,387 and an increase in accounts receivable of $80,423, and current liabilities, consisting primarily of a decrease in accounts payable of $307,576. Cash flows provided by investing activities for the year ended April 30, 2010 were $1,960,162, comprising of $370,386 from the retirement of leased vehicles, and liquidation of Retail Installment Sales Contracts in the amount of $1,589,766. We met our cash requirements during the period through net proceeds from the issuances of notes of $750,300, we repaid senior loans of $1,683,849 during the period, and we sold common and preferred stock for net proceeds of $1,544,999.

Our senior credit facility with New World Lease Funding was suspended by them in August 2008 due to the global financial crisis at the time. While we are told this lender hopes to resume lending, the line remained suspended as of April 30, 2010.

In December 2008, our wholly owned special purpose subsidiary, Sparta Funding LLC, entered into an agreement for a secured credit facility with DZ Bank (the “RCA”).  The DZ Bank facility required, among other things, that we have a minimum tangible net worth of $2,000,000 (plus (i) 50% of the aggregate amount of our consolidated net income since December 19, 2008 and (ii) 90% of the net proceeds (net capital less expenses and distributions) of any new equity contributions we raise after December 19, 2008, including any subordinated debt) before Sparta Funding could draw upon that credit facility for the purchase of consumer retail installment sales contracts from our authorized and private label dealers and the purchase of vehicles for lease to customers of our authorized and private label dealers.  In addition to the tangible net worth, we were required obtain commitments for $3,000,000 of additional capital (in the form of subordinated debt or other committed capital satisfactory to DZ Bank) to access the DZ Bank facility.  On July 29, 2009, we entered into a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, an unaffiliated investment fund.  Under the agreement, Optimus was committed to purchase up to $5,000,000 of our Series B Preferred Stock for a one year period.  In August and November 2009, Optimus purchased $1,570,000 of Series B Preferred Stock and five year warrants to purchase 13,500,000 shares of common stock at $0.09 per share  and five year warrants to purchase 18,066,176 shares of common stock at $0.068 per share. On October 13, 2009, we notified DZ Bank that we believed we had satisfied borrowing conditions and requested that we be allowed to start utilizing the credit facility.  As we were approaching the one year anniversary of the signing of the RCA at the urging of DZ’s representatives we formally requested that the RCA be extended for one year as provided for in the RCA.  In November and December 2009, Optimus exercised their warrants by delivering to the Company two fully secured, five year notes aggregating $2,118,309. Subsequently, without permitting us to commence utilizing the credit facility, in December 2009, the Company was verbally notified by representatives of DZ Bank that the Company’s request to extend the term of its Revolving Credit Agreement RCA for one year was denied due to DZ Bank’s German parent’s concern over the United States general economic condition and, more specifically, the weakness in the overall U.S. consumer market.  The RCA terminated on December 18, 2009 without any funds being advanced. The Company has reclassified the Secured Promissory Notes (the “Notes”) receivable to subscriptions receivable. As of the date of this filing, the maker of the Notes has failed to provide the information necessary for the Company to perfect its lien on the collateral securing the Notes

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

We continue seeking additional financing which may be in the form of senior debt, subordinated debt or equity.  Other than described above, we currently have no commitments for financing. However, we are in negotiations with two senior lenders for senior secured financing and have signed an agreement with a placement agent for both debt and equity.  There is no guarantee that we will be successful in raising the funds required.

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

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our April 30, 2010 and 2009 financial statements included in this Annual Report states that our historical losses and the lack of revenues raise substantial doubts about our ability to continue as a going concern, due to the losses incurred and lack of significant operations. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended April 30, 2010, we have relied on the services of outside consultants for services and currently have eleven full-time employees.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sparta Commercial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Sparta Commercial Services, Inc. ("the Company"), as of April 30, 2010 and 2009, and the related consolidated statements of losses, deficiency in stockholders' equity and cash flows for each of the two years in the period ended April 30, 2010. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sparta Commercial Services, Inc. at April 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ R B S M LLP

New York, New York
August 13, 2010

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	Year end	Year end
	April 30, 2010	April 30, 2009
	AUDITED	AUDITED
ASSETS
Cash and cash equivalents	$11,994	$2,790
RISC loan receivables, net of reserve of $132,000 and $235,249, respectively (NOTE D)	1,761,474	3,248,001
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $219,492 and $256,485 respectively, and loss reserve of $15,865 and $32,726, respectively (NOTE B)	305,265	621,797
Interest receivable	26,772	49,159
Purchased Portfolio (NOTE G)	33,559	72,635
Accounts receivable	98,322	17,899
Inventory (NOTE C)	14,622	12,514
Property and equipment, net of accumulated depreciation and amortization of $163,824 and $147,905, respectively (NOTE E)	27,423	43,342
Prepaid Expenses	-	593,529
Restricted cash	146,333	348,863
Other Assets	3,628	-
Deposits	48,967	48,967
Total assets	$2,478,358	$5,059,497

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Liabilities:
Bank overdraft	$-	$57,140
Accounts payable and accrued expenses	794,811	1,851,876
Senior Secured Notes Payable (NOTE F)	2,010,989	3,694,838
Notes Payable (NOTE G)	864,399	5,102,458
Loans payable-related parties (NOTE H)	383,760	378,260
Other liabilities	20,513	88,285
Deferred revenue	7,650	13,050
Total liabilities	4,082,121	11,185,907

Deficiency in Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125and 825shares issued and outstanding, respectively	12,500	12,500
Preferred Stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 0 shares issued and outstanding, respectively	1	-
Preferred Stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 42,000 and 0 shares issued and outstanding, respectively	42	-
Common stock, $.001 par value; 740,000,000 shares authorized, 392,782,210 and 170,730,064 shares issued and outstanding, respectively	392,782	170,730
Common stock to be issued, 23,967,965, and 16,735,453 respectively	23,967	16,735
Preferred Stock B to be issued, 5.4 and 0 shares, respectively	-	-
Additional paid-in-capital	31,470,653	20,820,672
Subscriptions Receivable	(2,118,309)
Accumulated deficit	(31,385,400)	(27,147,047)
Total deficiency in stockholders' equity	(1,603,763)	(6,126,410)
Total Liabilities and deficiency in stockholders’ equity	$2,478,358	$5,059,497

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF LOSSES

	For the year ended
	April 30,
	2010	2009
Revenue
Rental Income, Leases	$190,035	$298,476
Interest Income, Loans	443,026	759,801
Other	80,302	86,367
	713,363	1,144,644

Operating expenses:
General and administrative	2,519,592	3,860,228
Depreciation and amortization	702,388	310,601
Total operating expenses	3,221,980	4,170,829

Loss from operations	(2,508,616)	(3,026,185)

Other expense:
Interest expense and financing cost, net	1,632,562	1,895,661

Net loss	(4,141,179)	(4,921,846)

Preferred dividend	97,175	758

Net loss attributed to common stockholders	$(4,238,353)	$(4,922,604)

Basic and diluted loss per share attributed to
common stockholders	$(0.01)	$(0.03)

Weighted average shares outstanding - basic and dilutive	300,447,151	159,112,249

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED APRIL 30, 2010

									Common Stock		Additional
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		to be issued		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 30, 2008	825	$82,500					130,798,657	$130,798	12,160,210	$12,160	$17,727,890	(22,224,442)	(4,271,094)

Shares issued upon conversion of preferred	(700)	(70,000)					1,875,000	1,875	(1,426,280)	(1,426)	69,551		-
Beneficial conversion discount									100,000	100	324,900		325,000
Accrued preferred dividend											117,438	(758)	116,680
Shares issued for financing cost							7,272,000	7,272	586,000	586	531,382		539,240
Shares issued for accrued interest							2,585,420	2,585	482,190	482	114,815		117,883
Shares issued for conversion of notes							20,714,217	20,714	3,333,333	3,333	1,003,753		1,027,800
Stock Compensation recorded							7,484,769	7,485	1,500,000	1,500	624,644		633,629
Employee Stock Compensation recorded											15,000	.	15,000
Employee options expense											222,409		222,409
Warrant compensation											46,791		46,791
Adjustment for prior years expense double entry											6,881		6,881
Warrant liability											15,217		15,217
Net Loss												(4,921,846)	(4,921,846)
Balance, April 30, 2009	125	$12,500					170,730,063	$170,729	16,735,453	$16,735	$20,820,671	(27,147,046)	(6,126,409)

Cancellation of shares							(400)	(0)			0		-
correction											18,927		18,927
Beneficial conversion discount											45,000		45,000
Sale of Pfd Stock B			157	0							1,320,000		1,320,000
Pfd Stock C issued for A/P					42,000	42					419,958		420,000
Sale of Stock							7,301,908	7,301	3,596,067	3,596	214,102		224,999
Shares issued upon warrant exercise							31,566,176	31,566			2,086,743		2,118,309
Subscriptioms Receivable													(2,118,309)
Shares issued upon conversion of preferred							10,733,974	10,734	(10,733,980)	(10,733)			1
Shares issued for financing cost							4,320,000	4,320	409,265	409	221,651		226,380
Shares issued for accrued interest							200,000	200	(200,000)	(200)			-
Shares issued for conversion of notes & interest							152,948,452	152,950	14,660,160	14,660	5,371,384		5,538,994
Stock Compensation recorded							5,500,000	5,500	(500,000)	(500)	155,000		160,000
Shares issued for accounts payable							2,815,371	2,815			163,939		166,754
Employee options expense											76,289		76,289
Warrant compensation											367,239		367,239
Shares issued for accrued payroll							6,666,666	6,666			93,334		100,000
Pfd Stock B issued for dividend payable											96,416		96,416
Net Loss												(4,238,353)	(4,238,353)
Balance, April 30, 2010	125	$12,500	157	$0	42,000	$42	392,782,210	$392,781	23,966,965	$23,967	$31,470,654	(31,385,399)	(1,603,764)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year end	Year end
	April 30, 2010	April 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,141,179)	$(4,921,846)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and Amortization	702,387	191,256
Allowance for loss reserves	69,431	156,432
Amortization of deferred revenue	-	(9,567)
Beneficial Conversion Discount	45,000	325,000
Shares issued for debt and accrued interest		226,941
Equity based compensation	336,288	915,652
Stock based finance cost	593,619	539,240
Extinguishment of dividend payable	-	117,437
Change in fair value of warrant liability	-	15,217
(Increase) decrease in operating assets and liabilities:	-
Inventory	(2,108)	-
Interest receivable	22,387	-
Accounts receivable	(80,423)	-
Other Receivables	-	9,223
Prepaid expenses and other assets	(3,628)	(532,849)
Restricted cash	202,530	96,039
Deposits and other	-	6,881
Portfolio	39,076
Increase (decrease) in:
Accounts payable and accrued expenses	(288,649)	561,649
Net cash used in operating activities	(2,505,269)	(2,303,295)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net liquidation of leased vehicles	370,386	449,001
Net Liquidation of RISC contracts	1,589,776	863,065
Purchase of portfolio	-	(72,635)
Net cash provided by investing activities	1,960,162	1,239,431

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	224,999	-
Net proceeds from sale of preferred stock	1,320,000	-
Net Payments to senior lender	(1,683,849)	(1,441,542)
Net Proceeds from convertible notes	744,800	1,638,399
Net Proceeds from other notes	-	479,000
Net Loan proceeds from other related parties	5,500	133,500
Net proceeds secured note	-	131,516
Net cash provided by financing activities	611,450	940,873
Net Increase (decrease) in cash	$66,343	$(122,991)

Unrestricted cash and cash equivalents, beginning of period	$(54,349)	68,642
Unrestricted cash and cash equivalents, end of period	$11,994	$(54,349)

Cash paid for:
Interest	$357,303	$570,618
Income taxes	$4,897	$2,366

Non-Cash Investing and Funding Activities (Note N)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

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

On December 10, 2008, we formed Sparta Funding, LLC (“Sparta Funding”), a Delaware limited liability company, for which we are the sole member. Sparta Funding has had no operations as of April 30, 2010.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

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

The Company charges fees to manufacturers and other customers related to creating a private label version of the Company’s financing program including web access, processing credit applications, consumer contracts and other related documents and processes. Fees received are amortized and booked as income over the length of the contract. At April 30, 2010 and 2009, the Company had recorded deferred revenue related to these contracts of $7,650 and $13,050, respectively.

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

ASC 740-10, “Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2010.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  At April 30, 2010, the Company has no items of other comprehensive income.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

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

Stock Based Compensation

The Company adopted ASC 718-10, which records stock compensation expense on a straight-line basis, generally over the explicit service period of three to five years.

ASC 718-10 requires companies to estimate the fair value of share-based payment awards to employees on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.  The Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the years ended April 30, 2010 and 2009, the Company incurred advertising costs of $4,170 and $8,116, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.01 and $0.03 for the years ended April 30, 2010 and 2009, respectively. At April 30, 2010 and 2009, 54,987,623 and 37,948,231 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,141,179 and $4,921,846 during the years ended April 30, 2010 and 2009, respectively. The Company’s deficit net worth as of April 30, 2010 was $1,603,763.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements” (FASB ASU 2010-06). FASB ASU 2010-06 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and requires new disclosures related to the transfers in and out of Level 1 and 2, as well as requiring that a reporting entity present separately information about purchases, sales, issuances, and settlements rather than as one net number. Additionally, FASB ASU 2010-06 amends Subtopic 820-10 by clarifying existing disclosures related to level of disaggregation as well as disclosures about inputs and valuation techniques. FASB ASU 2010-06 is effective for

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, these disclosures are effective for reporting periods beginning after December 15, 2010. The Company does not expect adoption of FASB ASU 2010-06 to have an impact on its financial condition or results of operations.

In June 2009, the FASB issued Accounting Standards Update 2009-16 “Transfer and Servicing,” which among other things, removes the concept of a qualifying special-purpose entity, and changes the requirements for derecognizing financial assets. Additionally, the update requires additional disclosures about transfers of financial assets, including securitization transactions and areas where companies have continued exposure to the risks related to transferred financial assets. The update is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact that the update may have on future consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future  financial statements.

NOTE B - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at April 30, 2010 and 2009 consist of the following:

	2010	2009
Motorcycles and other vehicles	$540,623	$911,008
Less: accumulated depreciation	(219,492)	(256,458)
Motorcycles and other vehicles, net of accumulated depreciation	321,131	654,523
Less: estimated reserve for residual values	(15,865)	(32,726)
Motorcycles and other vehicles under operating leases, net	$305,266	$621,797

At April 30, 2010, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the years ended April 30, 2010 and 2009 was  $90,940 and $173,337  respectively. All of the assets are pledged as collateral for the note described in Note F.

The following is a schedule by years of minimum future revenues on non-cancelable operating leases as of April 30, 2010:

Year ending April 30,
2011	$44,068
2012	26,925
2013	13,292
2014	178
2015
Total	$84,463

NOTE C - INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At April 30, 2010 and 2009, the Company had repossessed vehicles which are held for resale totaling $14,622 and $12,514 respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE D – RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried net of reserves, were $1,761,474 and $3,248,001 at April 30, 2010 and 2009, respectively.   As of April 30, 2010 and 2009, the Company had deficiency receivables of $34,250 and $122,554, respectively. At April 30, 2010 and 2009, the reserve for doubtful RISC loan receivables was $132,000 and $235,249, respectively.

The following is a schedule by years of future payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note F.

Year ending April 30,
2011	$779,737
2012	699,594
2013	384,026
2014	30,117
2015	-
Total Due	$1,893,474

NOTE E - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2010 and 2009 consist of the followings:

	2010	2009
Computer equipment, software and furniture	$191,247	$191,247
Less: accumulated depreciation and amortization	(163,824)	(147,905)
Net property and equipment	$27,423	$43,342

Depreciation and amortization expense related to property and equipment was $17,919 and $17,919 for the years ended April 30, 2010 and 2009, respectively.

NOTE F - SENIOR SECURED NOTES PAYABLE

(a)
The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at April 30, 2010 is 10.33%.

(b)
On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of additional Purchase Portfolio documentation.  Proceeds from the Purchased Portfolio started accruing to the Company beginning November 1, 2008.

To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE F - SENIOR SECURED NOTES PAYABLE (continued)

Once the Company has paid $150,000 to the holder from Purchased Portfolio proceeds, the Company is obligated to pay fifty percent of all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales until the Company and the holder mutually agree the Purchase Portfolio has no remaining proceeds.

The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 and has granted the note holder a security interest in the Purchased Portfolio. The Company and the note holder have been in discussions regarding the repayment of the outstanding balance of the Senior Secured Note which was $98,432 at April 30, 2010.

At April 30, 2010, the notes payable mature as follows:

Year ended April 30,	Amount
2011	$923,500
2012	702,977
2013	367,995
2014	16,516
2015	-
Total Due	$2,010,989

NOTE G – NOTES PAYABLE

Notes Payable	April 30, 2010	April 30, 2009
Convertible notes (a)	$280,000	$4,055,559
Notes payable (b)	100,000	547,500
Bridge loans (c)	161,000	176,000
Collateralized note (d)	220,000	220,000
Convertible note (e)	103,399	103,399
Total	$864,399	$5,102,458

(a)
As of April 30, 2010, the Company had outstanding convertible unsecured notes with an original aggregate principal amount of $280,000, which accrue interest at rates ranging from 8% to 15% per annum.   The majority of the notes are convertible into shares of common stock, at the Company’s option, ranging from $0.012 to $0.021 per share.  All but one of the convertible notes are current. One of the notes in the amount $50,000 is convertible at the note holder’s option at a variable conversion price such that during the period during which the notes are outstanding, the note is convertible at the lower of (i) the price per share at which the Company  sells or issues any shares of common stock (except for shares of common stock issued directly to vendors or suppliers of the Company in satisfaction of amounts owed to them, provided, however, that such vendors or suppliers shall not have an arrangement to transfer, sell or assign such shares of common stock prior to the issuance of such shares, shares issued pursuant to the Company's Employee Stock Option Plan, or any shares of common stock issued for no consideration or for a consideration per share before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith,  or (ii) 58% multiplied by the average of the lowest three lowest closing bid prices for the common stock during the ten  trading day period ending one trading day prior to the submission date of the conversion notice by the note holder  to the Company. The Company recorded a beneficial conversion discount of $45,000 for this note as of April 30, 2010. Another note in the amount of $10,000 due August 15, 2010 is convertible at $0.012 per share.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE G - NOTES PAYABLE (continued)

During the twelve months ended April 30, 2010, the Company issued $748,000 new convertible notes with three year warrants to purchase 4,953,264 shares of the Company’s common stock at $0.15 per share, repaid $3,200 of convertible notes and converted $4,520,359 of convertible notes and accrued interest thereon into approximately 139,600,000 shares of the Company’s common stock.

(b)
As of April 30, 2010, the Company had outstanding unsecured notes with an original principal amount of $100,000, which accrue interest ranging from 6% to 15% per annum, all of which  were past due. In July 2010, $80,000 of these notes were purchased by a third party who exchanged the notes with the Company for new convertible notes all of which are current.  The remaining $20,000 note was due August 8, 2009 and is accruing interest at a default rate of 15% and is also accruing penalty shares at the rate of 20,000 shares per month. The Company is in discussions with this note holder to recast the note. During the twelve months ended April 30, 2010, $447,500 of notes payable and accrued interest thereon were converted into approximately 13,800,000 shares of the Company’s common stock

(c)
During the year ended April 30, 2007, the Company sold to five accredited investor’s bridge notes in the aggregate amount of $275,000. The bridge notes were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provided that 100,000 shares of the Company's unregistered common stock are to be issued as “Equity Kicker” for each $100,000 of notes purchased, or any prorated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days, in which event the lenders were entitled for “additional equity” equal to 60% of the “Equity Kicker” shares. In the event of default on repayment by the Company, the notes provided for a 50% increase in the “Equity Kicker” and the “Additional Equity” for each month, as penalty, that such default has not been cured, and for a 20% interest rate during the default period.  The repayments, in the event of default, of the notes are to be collateralized by certain security interest.  The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to September 30, 2009, with simple interest rate of 10%, and Additional Equity in the aggregate amount of 165,000 unregistered shares of common stock to be issued. Thereafter, the Company was in default on repayment of these notes.  During the year ended April 30, 2009, $99,000 of these loans was repaid and during 2010, $15,000 of these notes and accrued interest thereon was converted into approximately 463,000 shares of the Company’s common stock.  The holders of the remaining notes have agreed to contingently convert those notes plus accrued interest into approximately 8,000,000 shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on a senior credit facility.

(d)
During the year ended April 30, 2009, the Company sold a secured note in the amount of $220,000. The note bore 12.46% simple interest. The note matured on January 29, 2010 and has been extended to September 1, 2010 and is secured by a second lien on a pool of motorcycles. In July 2010, the note holder agreed to convert the note and all accrued interest thereon into approximately 12,000,000 shares of the Company’s common stock upon the Company demonstrating that it can meet all conditions precedent to begin drawing down on a senior credit facility.

(e)
On September 19, 2007, the Company sold to one accredited investor for the purchase price of $150,000 securities consisting of a $150,000 convertible debenture due December 19, 2007, 100,000 shares of unregistered common stock, and 400,000 common stock purchase warrants. The debentures bear interest at the rate of 12% per year compounded monthly and are convertible into shares of the Company's common stock at $0.0504 per share. The warrants may be exercised on a cashless basis and are exercisable until September 19, 2007 at $0.05 per share. In the event the debentures are not timely repaid, the Company is to issue 100,000 shares of unregistered common stock for each thirty day period the debentures remain outstanding. The Company has accrued interest and penalties as per the terms of the note agreement.  In May, 2008, the Company repaid $1,474 of principal and $3,526 in accrued interest. Additionally, from April 26, 2008 through April 30, 2009, a third party to the note paid, on behalf of the Company, $41,728 of principal and $15,272 in accrued interest on the note, and the note holder converted $3,399 of principal and $6,601 in accrued interest into 200,000 shares of our common stock.  As of April 30, 2010, the balance outstanding was past due.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE H - LOANS PAYABLE TO RELATED PARTIES

During the year ended April 30, 2010, the Company borrowed $31,320 from a Director of the Company on a demand basis without interest and repaid $17,320 leaving a balance outstanding of $370,000 to that Director. Additionally, during the fiscal year ending April 30, 2008, the Company borrowed $13,760 from an officer which remains outstanding. During the year ended April 30, 2010, one officer converted a loan to the Company in the amount of $8,500 into 566,667 shares of the Company’s common stock.

At April 30, 2009 and 2010, included in accounts receivable, are $10,189 and $169, respectively, due from American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer, for the purchase of motorcycles.

NOTE I - FAIR VALUE MEASUREMENTS

Our short-term financial instruments, including cash and convertible notes payable, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of our notes is based on management estimates and reasonably approximates their book value based on their current maturity.

NOTE J- EQUITY INSTRUMENTS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 stated value per share, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 750,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of April 30, 2010 and April 30, 2009, respectively.  The Company had 157 and no shares of Series B preferred stock issued and outstanding as of April 30, 2010 and April 30, 2009, respectively.  The Company had 42,000 and no shares of Series C preferred stock issued and outstanding as of April 30, 2010 and April 30, 2009, respectively.  The Company had 392,782,210 and 170,730,064 shares of common stock issued and outstanding as of April 30, 2010 and April 30, 2009, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
NOTE J- EQUITY INSTRUMENTS (continued)

Preferred Stock Series A.

The Series A preferred stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi-annually in arrears, and is convertible into shares of common stock at the rate of one preferred share into 641 shares of common stock.  There were no transactions of the Series A Preferred Stock during the year ended April 30, 2010.

Preferred Stock Series B

On July 24, 2009, the Company designated 1,000 shares as Series B Preferred Stock.  The Series B Preferred Stock, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to the Company’s common stock and any other class or series of preferred stock, and junior to all of the Company’s existing and future indebtedness.  The Series B Preferred Stock accrues dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B Preferred Stock.  The Company’s common stock may not be redeemed while shares of Series B Preferred Stock are outstanding.  The Series B Preferred Stock certificate of designations provides that, without the approval of a majority of the shares of Series B Preferred Stock, the Company cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B Preferred Stock, liquidate, dissolve or wind-up the Company’s business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock.  The Series B Preferred Stock have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of the Company’s business.  The shares of Series B Preferred Stock are redeemable at the Company’s option on or after the fifth anniversary of the date of its issuance.

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

The Company agreed to file after each drawn down, and to seek and maintain effectiveness of, a registration statement covering the shares underlying the issued warrants.  On the earlier of the first draw down or six months from the date of the agreement, the Company agreed to pay a non-refundable commitment fee of $250,000 to Optimus.  Pursuant to a concurrent transaction between Optimus and several of the Company’s non-affiliated stockholders, Optimus may borrow up to 33,990,000 shares of the Company’s common stock from such stockholders.  On July 31, 2009, pursuant to the agreement, the Company requested Optimus to purchase 90 shares of the Company’s Series B Preferred Stock valued at $900,000 and issued five year warrants to purchase 13,500,000 shares of common stock at $0.09 per share.  On August 14, 2009, the Company sold to Optimus 90 shares of Series B Preferred Stock for gross proceeds of $900,000.  On October 21, 2009, pursuant to the agreement, the Company requested Optimus to purchase 67 shares of the Company’s Series B Preferred Stock valued at $670,000 and issued five year warrants to purchase 18,066,176 shares of common stock at $0.068 per share.  On November 6, 2009, the Company sold to Optimus 67 shares of Series B Preferred Stock for gross proceeds of $670,000, and purchased from Optimus 2,000,000 shares of the Company’s common stock at a price of $0.05 or $100,000. In November and December 2009, Optimus exercised their warrants by delivering to the Company two fully secured, five year promissory notes aggregating $2,118,309. The Company has reclassified the Secured Promissory Notes (the “Notes”) receivable to subscriptions receivable. As of the date of this filing, Optimus has failed to provide the information necessary for the Company to perfect its lien on the collateral securing the Notes

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE J - EQUITY INSTRUMENTS-(continued)

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

Pursuant to an agreement reached on October 31, 2009 to convert certain accounts payable to Series C Preferred Stock, the Company recorded the conversion of $125,000 of accounts payable, as of October 31, 2009, into 12,500 shares of Series C Preferred Stock.  On November 2, 2009, the Company issued 30,000 shares of Series C Preferred Stock for services for a total of 42,500 issued Series C Preferred Stock. On November 18, 2009, the Company redeemed 500 shares of Series C Preferred Stock by paying the holder $5,000.

Common Stock

During the fiscal years ended April 30, 2010 and 2009, respectively, the Company expensed $306,289 and $871,039, respectively, for non-cash charges related to stock and option compensation expense.

During the fiscal year ended April 30, 2009, the Company:

•	issued an aggregate of 2,000,000 shares of unregistered common stock valued at $125,000 to the four members of its Advisory Council.

•	issued an aggregate of 5,882,000 shares of unregistered common stock valued at $407,520 to thirteen note holders pursuant to the terms and provisions of their loans.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE J - EQUITY INSTRUMENTS-(continued)

•	issued an aggregate of 1,390,000 shares of unregistered common stock valued at $91,500 to ten individuals as an inducement for loans.

•
pursuant to two consulting agreements, the Company issued a net of 5,484,769 shares of unregistered common stock valued at $463,629 to two consulting firms. One agreement was subsequently cancelled and the consultant returned 1,015,231 shares of the 6,000,000 issued valued at $91,371.  The second agreement dated January 1, 2009 called for the payment of $15,000 per month, the issuance of 500,000 shares of common stock and the issuance of 1,500,000 five year common stock purchase warrants, issued at the rate of 250,000 per month commencing January 2009 at various escalating exercise prices. This agreement was suspended in February 2009 and renegotiated in fiscal year 2010 and then terminated. The Company issued a total of 2,500,000 shares to this consultant.

•	issued an aggregate of 1,875,000 shares of common stock to five individuals who converted 292,500 shares of Series A Convertible Preferred Stock, of which 222,500 were converted in prior years.

•	issued an aggregate of 23,299,637 shares of unregistered common stock to eighteen convertible note holders who converted $827,800 principal amount of notes and $99,942 in accrued interest thereon.

During the fiscal year ended April 30, 2010, the Company:

•	sold 11,533,203 shares of its common stock for $225,000. 3,596,067 of the shares were classified as to be issued as of April 30, 2010 and issued three year warrants to purchase 1,409,869,

•	shares of its common stock exercisable at $0.15 per share and three year warrants to purchase 10,200,734 shares of its common stock at $0.07 per share,

•	issued, pursuant to penalty provisions of notes, 4,400,000 shares of unregistered common stock, valued at $243,220 of which 180,000 shares were classified as stock to be issued,

•	issued, pursuant to the terms of a note, 200,000 shares of its common stock in payment of $6,600 in accrued interest and $3,400 for principal reduction of the note,

•
issued 171,424,140 shares of unregistered common stock (of which 18,275,680 had been classified as shares to be issued at April 30, 2009), valued at $5,542,808, upon conversion of $4,982,859 in notes and convertible notes  and $559,949 of accrued interest resulting in an increase in additional-paid-in capital of $5,402,973,

•
issued, pursuant to two consulting agreements, 5,500,000 shares of its common stock valued at $230,000, 1,500,000 ($45,000) of the shares had been accrued in the prior year and 1,000,000 shares valued at $30,000 have been accrued in the current year, which shares were subsequently issued in June 2010,

•	issued 2,815,371 shares of common stock under its 2009 Consultant Stock Plan in satisfaction of accounts payable of $166,755,

•	issued 31,566,176 shares of common stock, upon the exercise of common stock purchase warrants, for five year, 2%, secured, full recourse notes in the amount of $2,118,309 (see Note J),

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
NOTE J- EQUITY INSTRUMENTS (continued)

•	issued to a consultant three year warrants to purchase 500,000 shares of common stock at an exercise price of $0.066 per share,

•
sold $185,000 of  8% four month convertible notes with three year warrants to purchase 4,953,264 shares of common stock at $0.15 per share. All of the notes were converted at prices ranging from $0.02 to $0.05 per share during the year as described above,

•	sold $134,000 of 8% convertible demand notes all of which were converted during the year at prices ranging from $0.035 to $0.046 as described above,

•
sold $314,000 of  8% four month convertible notes convertible at prices ranging from $0.012 to $0.021 per share. During the year, $94,000 of the notes were converted at prices ranging from $0.018 to $0.021 as described above,

•	sold a $50,000, 8%, 9 month note convertible at a variable price as described in Note G(a) above,

•	sold a $10,000, 15%, 3 month note convertible at $0.012 per share,

•	sold a $20,000, 10%, 3 month bridge note and agreed to issue 100,000 shares valued at $0.06 per share as inducement for the loan these shares were classified as to be issued at April 30, 2010, and

•	sold a $20,000, 10%, 4 month note and agreed to issue 80,000 shares valued at $0.08 per share as inducement for the loan these shares were classified as to be issued at April 30, 2010.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
NOTE K - INCOME TAXES

At April 30, 2010 and 2009, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $24,313,564 and $24,500,000, respectively, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Also, due to change in the control after reverse acquisition of Sparta Commercial Services, Inc., the Company's past accumulated losses to be carried forward may be limited.

Components of deferred tax assets as of April 30, 2010 and 2009 are as follows:

	April 30,
	2010	2009
Noncurrent:
Net operating loss carry forward	$6,807,978	$6,860,000
Valuation allowance	(6,807,978)	(6,860,000)
Net deferred tax asset	$-	$-

The valuation allowance and increased by $52,022 and $1,120,800 during the years ended April 30, 2010 and 2009, respectively.

NOTE L - STOCK OPTIONS AND WARRANTS

On April 29, 2005, the Company issued to the Chief Operating Officer non qualified stock options to purchase 875,000 shares of the Company's common stock, subject to vesting conditions, at an exercise price of $0.605 per share. The options have a five year life from vesting.

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

During the year ended April 30, 2008, the Company granted options to purchase an aggregate of 1,170,000 shares of common stock to thirteen employees. However, four employees left during the three months ended July 31, 2007 and two employees left during the three months ended January 31, 2009. As a result of these resignations, 530,000 unexercised options were cancelled. During the year ended April 30, 2010, two employees left as a result, 150,000 unexercised options were cancelled. The remaining vested and unvested options have been valued at $40,285 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 143%; (3) risk-free interest rate of 4.76%, vest over a 48 month period and expire if unexercised in ten years.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
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

During the year ended April 30, 2010, the Company issued warrants to purchase an aggregate of 500,000 shares of common stock to a consultant. The warrants have been valued at $24,339 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 261%, (3) risk-free interest rate of 1.44%, and (4) expected life of 3 years. The warrants have an exercise price of $0.05 and are fully vested.

During the year ended April 30, 2010, in connection with the sale of short term notes, the Company issued three year warrants to purchase 4,849,097 shares of its common stock at $0.15 per share. The warrants have been valued at $346,726 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 281%, (3) risk-free interest rate of 1.42%, and (4) expected life of 3 years.

During the year ended April 30, 2010, in connection with the sale of common stock, the Company issued three year warrants to purchase 3,219,866 shares of its common stock at $0.15 per share and three year warrants to purchase 10,123,334 shares of its common stock at $0.07 per share.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE L - STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes common stock options issued to officers, directors and employees outstanding and the related exercise price.

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
5,500,000	4	$0.23	5,500,000	$0.23

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2007	5,535,000	$0.26
Granted	1,170,000	0.10
Exercised	-	-
Canceled or expired	(530,000)	0.10
Outstanding at April 30, 2008	6,175,000	$0.24
Granted	-	-
Exercised	-	-
Canceled or expired	(150,000)	0.10
Outstanding at April 30, 2009	6,025,000	$0.24
Granted	-	-
Exercised	-	-
Canceled or expired	(525,000)	0.27
Outstanding at April 30, 2010	5,500,000	$0.23

There were no options granted during the years ended April 30, 2010 or 2009

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
NOTE L - STOCK OPTIONS AND WARRANTS (continued)

(b)	The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.215	1,755,537	.80	$0.215	1,755,537	$0.215
$0.15	7,057,574	2.18	$0.15	7,057,574	$0.15
$0.11	250,000	3.06	$0.11	250,000	$0.11
$0.07	10,123,334	2.88	$0.07	10,123,334	$0.07
$0.066	500,000	2.51	$0.066	250,000	$0.066
$0.05	1,975,000	2.61	$0.05	1,975,000	$0.05
$0.0438	1,632,833	2.76	$0.0438	1,632,833	$0.0438

	23,294,258	2.97	$0.10	23,294,258	$0.10

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2008	9,950,873	$0.147
Granted	1,144,444	$0.111
Exercised	-	$-
Canceled or expired	(4,687,503)	$0.195
Outstanding at April 30, 2009	6,407,814	$0.108
Granted	17,236,444	$0.102
Exercised	-	$-
Canceled or expired	(350,000)	$0.061
Outstanding at April 30, 2010	23,294,278	$0.10

The weighted-average fair value of stock warrants granted to non-employees during the years ended April 30, 2010 and 2009 was $0.05 and $0.05 respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2010	2009
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.42%	1.39
Expected stock price volatility	281%	277
Expected dividend payout	-	-
Expected option life-years	3 yrs	3 yrs

The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $260,000 and $633,630 for the years ended April 30, 2010 and 2009, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
NOTE M - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In October 2004, the Company entered into a lease agreement with an unrelated party for office space in New York City from December 1, 2004 through November 30, 2007. This lease was renewed on October 24, 2007 or an additional 5 years. Total lease rental expense for the years ended April 30, 2010 and 2009, was $312,633 and $310,419, respectively. The Company has determined not to record deferred rent in order to recognize rent expense over the term of the lease on a straight line basis, as the amount has been determined to be immaterial to the overall consolidated financial statements.

Commitment for minimum rentals under non-cancelable leases Including Contractual charge for water and sprinkler are:

April 30, 2011	$304,985
April 30, 2012	$312,565
To November 1, 2012	$184,947

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

The Company entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens, our Chief Executive Officer. The employment is for a term of five years. The employment term is to be automatically extended for one five-year period, and additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. The agreement was automatically extended for five years on July 12, 2009.  He is entitled to six weeks of paid vacation per year, and health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He did not receive any equity compensation as part of this agreement.

On November 1, 2004, the Company entered into an employment agreement with Richard P. Trotter.  The term of employment is one year, and is to be automatically extended for one two-year period, and an additional two-year period, unless written notice is given three months prior to the expiration of any such term that the term will not be extended.  The agreement expired in November 2009.  The Company and the executive have agreed to negotiate a new employment agreement.

The Company entered into an employment agreement, effective September 22, 2006, with Anthony W. Adler, to serve as our Executive Vice President and interim Principal Financial Officer. The term of employment is three years. The agreement expired in September 2009. The Company and the executive have agreed to negotiate a new employment agreement

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

In July 2009, the Company entered into a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, d/b/a Optimus Special Situations Capital Partners, LLC (“Optimus CP”). In connection therewith, on November 4, 2009 and December 17, 2009, the Company received two full recourse Secured Promissory Notes from Optimus CG II, Ltd. (“Optimus CG”), the sole shareholder of Optimus CP, in the principal amounts of $1,215,000 and $903,308.80 respectively (“the Secured Notes”). Pursuant to the terms of the Secured Notes, Optimus CG is obligated to maintain a basket of publicly traded securities in an amount at least equal to the principal amounts due as security. Despite written demand, Optimus CG has refused to disclose the specific securities in the basket, or to issue a requested comfort letter to the Company’s auditors. The Company has therefore declared the Secured Notes in default.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
NOTE N - NON-CASH FINANCIAL INFORMATION

During the year ended April 30, 2010, the Company:

•	Issued 4,000,000 shares of unregistered common stock valued at $230,000 and 2,000,000 shares of registered stock valued at $100,000 to two consulting firms.
•
Issued 4,220,000 shares of unregistered common stock valued at $234,820 and accrued 180,000 shares of unregistered common stock valued at $8,400 to five individuals pursuant to the terms and provisions of their loans.

•	Accrued 180,000 shares of unregistered common stock valued at $12,400 to two individuals as an inducement for loans.

During the year ended April 30, 2009, the Company:

•	Issued 2,000,000 shares of unregistered common stock, valued at $125,000, to four individuals for their services as members of our Advisory Council.
•	Issued 5,882,000 shares of unregistered common stock, valued at $407,520, to thirteen individuals pursuant to the terms and provisions of their loans.
•	Issued 1,390,000 shares of unregistered common stock valued at $91,500 to ten individuals as an inducement for loans.
•	Issued a net of 5,484,769 shares of unregistered common stock valued at $463,629 to two consulting firms.

NOTE O - SUBSEQUENT EVENTS

In May 2010, the company sold to an accredited investor a convertible note in the amount of $25,000. The note  is convertible at the note holder’s option at a variable conversion price such that during the period during which the notes are outstanding, the notes are convertible at the lowest of (i) the price per share at which the Company  sells or issues any shares of Common (except for shares of Common Stock issued directly to vendors or suppliers of the Company in satisfaction of amounts owed to such vendors or suppliers, provided, however, that such vendors or suppliers shall not have an arrangement to transfer, sell or assign such shares of Common Stock prior to the issuance of such shares, and except for shares issued pursuant to the Company's Employee Stock Option Plan, any shares of Common Stock for no consideration or for a consideration per share before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith,  or (ii) 58% multiplied by the average of the lowest three (3) lowest closing bid price for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the note holder to the Company.

In June and July 2010, the Company sold 5,703,889 shares of its restricted common stock and three-year warrants to purchase 5,703,889 shares of common stock at an exercise price of $0.07 per share. These securities were sold to two accredited investors for an aggregate purchase price of $90,000.

In May, June and July 2010, the Company sold to one accredited investor an aggregate of $175,000 in one year 8% notes which are convertible at the Company’s option into common stock at $0.012 per share.

On May 12, 2010, the Company issued to stock options, exercisable at $0.025 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2011, and 40% on May 12, 2011, to the following officers and directors:  Anthony Havens, 6,672,500 options; Kristian Srb, 2,465,000 options; Richard Trotter, 4,016,250 options; Jeffrey Bean, 956,000 options; Anthony Adler, 3,995,000 options; and Sandra Ahman, 3,145,000 options.

In August 2010, the Company sold to five accredited investors, $42,000 principal amount of 12%, sixty day notes, and agreed to issue a total of 420,000 shares of the Company’s restricted common stock, valued at $8,400, as inducement for the loans. In case of default, the interest rate on the loans is increased to 22% and the number if inducement shares doubles.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
NOTE O - SUBSEQUENT EVENTS (continued)

In June 2010, an investor purchased from one of our note holders a past due 6% $25,000 promissory note dated January 7, 2008 and paid that note holder the accrued interest on the note. The Company agreed to exchange that purchased note for a $25,000, 0% convertible note due June 1, 2011. In case of default, interest will accrue at the rate of 18% from the issue date of the original note.  The note is convertible at any time at the holder’s option into shares of the Company’s common stock at the lower of $0.06 or sixty percent of the average of the three lowest closing prices of the Company’s common stock for the twenty consecutive trading days prior to the date upon which the note holder elects to convert part or all of the note.

In June 2010, an investor purchased from two of our note holders four past due 10% bridge notes issued in January 2009, July 2009 and August 2008 with a combined principal balance of $55,000, and paid the note holders the accrued interest of $26,947.87 on the notes. The Company agreed to exchange the purchased notes for four new convertible notes due June 18, 2011 in the principal amounts of $37,156.05, $6,712.91, $13,425.81 and $24,653.17.  The convertible notes provide for interest at the rate of 8% commencing as of June 18, 2010.  In case of default, the interest rate on the notes will increase to 24%. The notes are convertible at any time at the holder’s option into shares of the Company’s common stock at seventy percent of the of the three lowest closing prices of the Company’s common stock for the three consecutive trading days prior to the date upon which the note holder elects to convert part or all of the note.

In May 2010, the Company formed a new subsidiary, Specialty Reports, Inc., a Nevada corporation, and in May 2010 a 24% equity interest in Specialty Reports was issued in consideration of substantially all of the assets of Cyclechex, LLC, a Florida limited liability company.

NOTE P - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the period October 1, 2001 (date of inception) through April 30, 2010, the Company incurred  a cumulative loss  of $31,385,400 Approximately 50% of these losses were non-cash. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended April 30, 2010. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2010.  In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2010.  This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

In May 2010, the Company formed a new subsidiary, Specialty Reports, Inc., a Nevada corporation, and in May 2010 a 24% equity interest in Specialty Reports was issued in consideration of substantially all of the assets of Cyclechex, LLC, a Florida limited liability company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of August 1, 2010.

Name	Age	Position
Anthony L. Havens	56	Chief Executive Officer, President, and Chairman
Kristian Srb	55	Director
Jeffrey Bean	57	Director
Anthony W. Adler	70	Executive Vice President and Principal Financial Officer
Richard P. Trotter	67	Chief Operating Officer
Sandra L. Ahman	47	Vice President, Secretary and Director

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

Board of Directors Information and Corporate Governance

There are no family relationships among our executive officers or directors.  None of our directors or officers serves or has served during the past five years as a director of another reporting company or a registered investment company.  Based solely in reliance on representations made by our officers and directors, during the past ten years, none of the following occurred with respect to such persons:  no petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such persons, or any partnership in which he or she was a general partner or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing; no such persons were convicted in a criminal proceeding or are a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); no such persons were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, or of any federal or state authority barring, suspending or otherwise limiting, their involvement in any type of business practice, or in securities or banking or other financial institution activities; and no such persons were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or by the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta's executive officers, directors, and persons who beneficially own more than ten percent of Sparta's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta's common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person.  Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2010, Sparta is not aware of any material delinquencies in the filing of such reports, except as follows:  Mr. Srb filed a Form 4 on November 5, 2009 reporting the purchase of 25,000 shares on August 25, 2007; and Mr. Bean filed a Form 4 on March 5, 2010 reporting the purchases of 100 shares on April 23, 2009, and a Form 4 on March 5, 2010 reporting the purchase of 20,000 shares on March 2, 2010.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended April 30, 2010 ("Named Executive Officers").

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)	Stock Awards ($)(b)(c)	Option Awards ($)(b)(d)	All Other Compensation ($)(e)	Total ($)

Anthony L. Havens	2010	280,000	0	0	0	0	280,000
Chief Executive Officer	2009	280,000	0	0	0	10,639	290,639
Anthony W. Adler	2010	185,000	0	0	141,280	0	326,280
Executive Vice President and Principal Financial Officer	2009	185,000	0	0	141,280	0	326,280
Richard P. Trotter	2010	200,000	0	0	0	0	200,000
Chief Operating Officer	2009	200,000	0	20,000	49,420	0	269,420

(a)
For Mr. Adler, includes accrued; unpaid net salary of $80,627 and $19,539 in salary foregone in exchange of 1,302,600 shares of common stock in fiscal 2010. For Mr. Trotter, includes accrued; unpaid net salary of $116,419 and $8,763 in salary foregone in exchange of 578,179 shares of common stock in fiscal 2010.

(b)
Represents the stock-based compensation recognized in accordance with ASC 718. Stock-based awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of stock-based awards are discussed in Note N to the consolidated financial statements

(c)	For Mr. Trotter, refers to the value of 12,500 shares of common stock, granted pursuant to an employment agreement dated November 1, 2004, that vested in each of the reported fiscal years.

(d)
For Mr. Adler, refers to the value of 1,200,000 stock options, granted pursuant to an option agreement dated September 22, 2006, that vested in each of the reported fiscal years.  The options are exercisable at $0.1914 per share until September 21, 2011.

For Mr. Trotter, refers to the value of 175,000 stock options, granted pursuant to an option agreement dated April 29, 2005, that vested in fiscal 2009.  The options are exercisable at $0.605 per share until April29, 2014.
(e)	This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000. In fiscal 2009, for Mr. Havens, this includes $10,639 for garage rental.

In general, compensation payable to a Named Executive Officer consists of a base salary, and in cases of persons other than our CEO, a stock or stock option award.  During our 2010 fiscal year, we had in effect written employment agreements with the Named Executive Officers.  Our compensation system has generally not been tied to performance based conditions other than the passage of time.

Employment Agreement with CEO

We entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens who serves as our Chief Executive Officer.  The agreement was for an initial term of five years, and provided for automatic extensions for one five-year period and for additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended.  The agreement was automatically extended for five years in July 2009. His base salary is at an annual rate of $280,000.  He is entitled to defer a portion of his base salary each year.  He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors.  He is entitled to a $1,000,000 term insurance policy.  He is entitled to six weeks of paid vacation per year, health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives.  He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies.  If terminated, he is entitled to three months of severance for up to six months of service for each year of employment, plus full participation in all standard employee benefits during the period of severance payments.  The employment agreement provides for termination for cause.  If he resigns for good reason or is terminated without cause within twelve months after a change in control, he is entitled to receive an additional lump sum payment equal to the greater of the severance payment or the balance of his base salary for the remaining employment term, continued coverage under any welfare benefits plans for two years, and full vesting of any account balance under a 401(k) plan.  For purposes of the employment agreement, a change in control refers to:

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

Employment Agreement with EVP

We entered into an employment agreement, effective September 22, 2006, with Anthony W. Adler, to serve as our Executive Vice President and interim Principal Financial Officer for a term of three years.  The agreement expired in September 2009, and the Company and the executive have agreed to negotiate a new employment agreement.  Under the employment agreement, Mr. Adler’s base salary was at the annual rate of $185,000.

Employment Agreement with COO

We entered into an employment agreement, effective November 1, 2004, with Richard P. Trotter, to serve as our Chief Operating Officer for an initial term of one year. Pursuant to its terms, the employment term was automatically extended for subsequent periods, and expired in November 2009. The Company and the executive have agreed to negotiate a new employment agreement.  Under the employment agreement, Mr. Trotter’s base salary was at the annual of $200,000.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as at April 30, 2010.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Anthony W. Adler (1)	4,000,000	-	0.1914	9/21/2011	-	-
Richard P. Trotter (2)	175,000	-	0.605	4/29/2011	-	-
Richard P. Trotter (2)	175,000	-	0.605	4/29/2012	-	-
Richard P. Trotter (2)	175,000	-	0.605	4/29/2013	-	-
Richard P. Trotter (2)	175,000	-	0.605	4/29/2014	-	-

(1)	Granted pursuant to an option agreement dated September 22, 2006. The options are exercisable for a period of five years from the vesting date at $0.1914 per share.
(2)	Granted pursuant to an option agreement dated April 29, 2005.

Compensation of Directors

No compensation was paid to non-employee directors in fiscal year 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of April 30, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by securities holders	300,000	$0.10	8,200,000
Equity compensation plans not approved by security holders	11,463,370	$0.16	0
Total	11,763,370	$0.16	8,200,000

(a)	Includes 100,000 vested shares, pursuant to a restricted stock grant, which have not yet been issued. There is no exercise price associated with the restricted stock grant.
(b)	Calculation excludes shares subject to restricted stock grants.

Plans in the Shareholder Approved Category

In July 2004, we adopted our 2005 Stock Incentive Compensation Plan.  The plan authorizes our Board of Directors to grant securities, including stock options, to employees, directors and others, in the aggregate amount of 8,500,000 shares of common stock. Securities issued under the plan may be stock awards, non-qualified options, incentive stock options, or any combination of the foregoing.  In general, stock options granted under the plan have a maximum duration of ten years from the date of the grant and are not transferable. The per share exercise price of any incentive stock option granted under the plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over ten percent or more of our capital stock are granted at 110% of fair market value of the underlying common stock on the date of grant and expire five years after the date of grant. No options may be granted after July 1, 2014.  During the year ended April 30, 2010, no options were granted or exercised, and 350,000 unexercised options were cancelled.  As of April 30, 2010, options to purchase 300,000 shares of common stock were outstanding under the plan.

Plans Not in the Shareholder Approved Category

On November 1, 2004, pursuant to an employment agreement with Richard P. Trotter, our Chief Operating Officer, we granted an award of 125,000 shares of our common stock, subject to vesting and subject to continued employment.  As of April 30, 2010, Mr. Trotter was vested with 125,000 shares, of which only 25,000 shares have been issued to date.

On April 29, 2005, pursuant to an option agreement with Richard Trotter, our Chief Operating Officer, we issued stock options to purchase up to 875,000 shares of our common stock. The stock options are exercisable for five years from the vesting date at $0.605 per share.  Options to purchase 175,000 shares vested on April 29, 2005 and expired on April 29, 2010.  Additional options to purchase 175,000 shares vested on each of April 29, 2006, 2007, 2008 and 2009.

In connection with the private placement during the year ended April 30, 2006, we granted 1,755,537 common stock purchase warrants to the placement agent, exercisable for five years at $0.215 per share.

On September 22, 2006, pursuant to an option agreement with Anthony W. Adler, our Executive Vice President, we issued stock options to purchase up to 4,000,000 shares of a common stock, exercisable at $0.1914 per share until September 22, 2011.

On October 23, 2006, pursuant to an option agreement with Jeffrey Bean, one of our directors, we issued stock options to purchase up to 500,000 shares of common stock, exercisable at $0.12 per share until October 23, 2011.

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

On May 20, 2008, we entered into a consulting agreement for financial advisory services with a firm pursuant to which we issued five year warrants to purchase 250,000 shares of common stock exercisable at $0.011 per share.

On February 27, 2009, we issued to two consultants five year warrants to purchase an aggregate of 200,000 shares of common stock at $0.05 per share.

On November 20, 2009, we entered into a consulting agreement for financial advisory services with a firm pursuant to which we issued three year warrants to purchase 500,000 shares of common stock exercisable at $0.066 per share.

Common Stock Ownership

The table below sets forth information regarding the beneficial ownership of our common stock as of April 30, 2010 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

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

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	30,933,250	7.8
Kristian Srb (2)	33,983,250	8.3
Jeffrey Bean (3)	546,100	*
Anthony W. Adler (4)	8,403,333	2.1
Richard P. Trotter (5)	4,158,333	1.0
Sandra L. Ahman	580,865	*
Glenn Little (6)	38,710,963	9.7
All current directors and named officers as a group (6 in all)	77,893,431	19.3

*	Represents less than 1%
(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 462 Seventh Ave, 20th Floor, New York, NY 10018.
(1)
Mr. Havens' minor son owns approximately 500,000 shares of common stock in a trust account. Mr. Havens is not the trustee for his son's trust account, and does not have the sole or shared power to vote or direct the vote of such shares.  Mr. Havens disclaims beneficial ownership of such shares held in his son's trust account.

(2)	Includes 62,500 shares of common stock held by Mr. Srb's minor daughter, for which Mr. Srb may be deemed to have beneficial ownership of such shares.
(3)	Includes 500,000 vested stock options, exercisable at $0.12 per share until October 23, 2011.
(4)	Includes 4,000,000 vested stock options, exercisable at 0.1914 per share until September 22, 2011, and 3,333,333 shares held by The Anthony W. Adler Irrevocable Trust, dated October 1, 2008.
(5)
Includes 125,000 vested shares, of which only 25,000 of such vested shares have been issued to date, 700,000 vested stock options, exercisable at $0.605 per share and expiring at the rate of 175,000 on each of April 29, 2011, 2012, 2013, and 2014, and 3,333,333 shares held by The Richard and Kay Trotter Trust Established March 18, 2008.

(6)	His address is 211 West Wall Street, Midland, Texas 79701.

Changes in Control

We do not have any arrangements that may result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended April 30, 2010 and 2009, we received non-interest bearing demand loans in the aggregate amount of $31,320, of which $17,320 was repaid, and $136,000, respectively from Kristian Srb, one of our directors. As of April 30, 2010, we owed Mr. Srb $370,000.

On October 31, 2008, the Company purchased certain loans secured by a portfolio of all American Motorcycle Leasing Corp's motorcycle leases for a total purchase price of $100,000. At April 30, 2009 and 2010, included in accounts receivable, are $10,169 and $169 respectively, due from American Motorcycle Leasing Corp.   From time to time, we have engaged in certain transactions with American Motorcycle Leasing Corp. A director of the Company serves on American Motorcycle Leasing Corp.’s board of directors.  The Company’s Chief Executive Officer was formerly a control person of American Motorcycle Leasing Corp.  Certain of our officers, directors, and employees have worked for American Motorcycle Leasing Corp. and may continue to do so on a limited basis for the near future, and have had equity interests in American Motorcycle Leasing Corp.  While our business plans differ from those of American Motorcycle Leasing Corp., we operate in the same industry as American Motorcycle Leasing Corp. and issues could arise with respect to the taking of corporate opportunities of each other.  Any competition with American Motorcycle Leasing Corp. could adversely affect our business, operating results and financial condition.  Accordingly, we may be subject to legal proceedings and claims, including claims of alleged infringement of the intellectual property, competition, conflict of interest, and other business governance related claims.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Director Independence

None of our directors, other than Kristian Srb and Jeffrey Bean, is deemed an independent director.  For purposes of determining independence, we are applying the independence standards of the NASDAQ Stock Market LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by RBSM LLP, our principal independent registered public accounting firm, during the fiscal years ended April 30, 2010 and 2009 were $126,810 and $139,832, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2010 and 2009 were $0.  Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2010 and 2009 were $0. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services our principal independent registered public accounting firm for the fiscal years ended April 30, 2010 and 2009.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm.  All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2010 and 2009 were pre-approved.  The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of audit and non-audit services was compatible with maintaining the auditor's independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of this report:

(1)	Index to Consolidated Financial Statements

Report of Registered Independent Certified Public Accounting Firm
Balance Sheets as of April 30, 2010 and 2009
Statements of Losses for the years ended April 30, 2010 and 2009
Statement of Deficiency in Stockholders' Equity for the years ended April 30, 2010 and 2009
Statements of Cash Flows for the years ended April 30, 2010 and 2009
Notes to Financial Statements

(2)	Index to Financial Statement Schedules

Not required.

(3)	Index to Exhibits

Exhibit Number	Description of Exhibit
3(i)(1)	Articles of Incorporation of Tomahawk Oil and Minerals, Inc. (Incorporated by reference to Exhibit 3(i) (1) of Form 10-KSB filed on August 13, 2004)
3(i)(2)	Certificate of Amendment of Articles of Incorporation, November 1983 (Incorporated by reference to Exhibit 3(i) (2) of Form 10-KSB filed on August 13, 2004)
3(i)(3)	Certificate of Amendment of Articles of Incorporation for name change, August 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on August 27, 2004)
3(i)(4)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on September 17, 2004)
3(i)(5)	Certificate of Amendment of Articles of Incorporation for decrease in authorized capital, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on December 23, 2004)
3(i)(6)	Certificate of Designation for Series A Redeemable Preferred Stock, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2005)
3(i)(7)	Certificate of Designation for Series B Preferred Stock (Incorporated by reference to Exhibit B to Preferred Stock Purchase Agreement, dated as of July 29, 2009 (see Exhibit 10.21 below)
3(i)(8)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 21, 2009 (Incorporated by reference to Exhibit 3(i)(8) of Form S-1 filed on October 2, 2009)
3(i)(9)	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 5.03(i) of Form 8-K filed on November 19, 2009)
3(ii)(1)	By-laws (Incorporated by reference to Exhibit 3(ii) (1) of Form 10-KSB filed on August 13, 2004)
3(ii)(2)	By-laws Resolution (Incorporated by reference to Exhibit 3(ii) (2) of Form 10-KSB filed on August 13, 2004)
3(ii)(3)	Board of Directors Resolutions amending By-laws (Incorporated by reference to Exhibit 3(ii) of Form 10-QSB filed on December 15, 2004)
10.1	Service Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)
10.2	License Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)
10.3	Amended License Agreement with American Motorcycle Leasing Corp. (Incorporated by reference to Exhibit 10.1 of Form 10KSB filed on August 13, 2004)
10.4	Lease for office facilities (Incorporated by reference to Exhibit 10 of Form 10-QSB filed on December 15, 2004)
10.5+	Form of Employment Agreement with Anthony Havens (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on August 13, 2004)
10.6+	Employment Agreement with Richard Trotter (Incorporated by reference to Exhibit 10 of Form 8-K filed on October 29, 2004)
10.7+	Option Agreement with Richard Trotter (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 5, 2005)
10.8+	Employment Agreement with Anthony W. Adler (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 2, 2006)
10.9+	Stock Option Agreement with Jeffrey Bean, dated October 23, 2006 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 24, 2006)
10.10+	2005 Stock Incentive Compensation Plan (Incorporated by reference to Exhibit 4 of Form 10-KSB filed on August 13, 2004)
10.11	2009 Consultant Stock Plan (Incorporated by reference to Exhibit 99.1 of Form S-8 filed on May 12, 2009)
10.12	Master Loan and Security Agreement - Motor Vehicles (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 28, 2005)

10.13	Master Loan and Security Agreement (Installment Sale Contract) (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 28, 2005
10.14	Form of Loan Agreement, December 2005 (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on March 22, 2006)
10.15	Form of Promissory Note (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on December 18, 2006)
10.16	Form of Promissory Note (Incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on December 18, 2006)
10.17	Form of Convertible Debenture (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on December 21, 2007)
10.18	Revolving Credit Agreement dated December 19, 2008 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 23, 2009)
10.19
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

Date: August 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Company Name

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President
and Chairman of the Board

Date: August 13, 2010

By:	/s/ Anthony W. Adler
Anthony W. Adler
Executive Vice President, and
Interim Principal Financial Officer

Date: August 13, 2010

By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: August 13, 2010

By:	/s/ Kristian Srb
Kristian Srb
Director

Date: August 13, 2010

By:	/s/ Jeffrey Bean
Jeffrey Bean
Director

Date: August 13, 2010