Form 10-Q
period 2010-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2010-09-20
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of September 13, 2010, we had 451,783,408 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2010

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2010	April 30, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,801	$11,994
RISC loan receivables, net of reserve of $117,101 and $132,000, respectively (NOTE D)	1,556,056	1,761,474
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $227,278 and $219,492 respectively, and loss reserve of $14,889 and $15,865, respectively (NOTE B)	281,906	305,265
Interest receivable	25,046	26,772
Purchased Portfolio (NOTE G)	31,237	33,559
Accounts receivable	55,493	98,322
Inventory (NOTE C)	7,140	14,622
Property and equipment, net of accumulated depreciation and amortization of $167,044 and $163,824, respectively (NOTE E)	24,204	27,423
Prepaid Expenses	22,954	-
Goodwill	10,000	-
Restricted cash	111,508	146,333
Other Assets	-	3,628
Deposits	48,967	48,967
Total assets	$2,178,312	$2,478,358

LIABILITIES AND DEFICIT

Liabilities:
Bank overdraft	$30,542	$-
Accounts payable and accrued expenses	886,082	794,811
Senior Secured Notes Payable (NOTE F)	1,731,844	2,010,989
Notes Payable Net of Beneficial Conversion Feature of $60,902 and 0, respectively (NOTE G)	1,032,445	864,399
Loans payable-related parties (NOTE H)	383,760	383,760
Other liabilities	33,283	20,513
Derivative Liabilities	737,841	0
Deferred revenue	6,300	7,650
Total liabilities	4,842,097	4,082,121

Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125and 125shares issued and outstanding, respectively	12,500	12,500
Preferred Stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 0 shares issued and outstanding, respectively	1	1
Preferred Stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 42,000 and 0 shares issued and outstanding, respectively	42	42
Common stock, $.001 par value; 740,000,000 shares authorized, 412,729,902 and 392,782,210 shares issued and outstanding, respectively	412,730	392,782
Common stock to be issued, 20,935,435, and 23,967,965 respectively	20,935	23,967
Preferred Stock B to be issued, 5.4 and 0 shares, respectively	-	-
Additional paid-in-capital	31,695,268	31,470,653
Subscriptions Receivable	(2,118,309)	(2,118,309)
Accumulated deficit	(32,728,183)	(31,385,400)
Total deficiency in stockholders' equity	(2,705,016)	(1,603,763)
Noncontrolling interest	41,231	-
Total Deficit	(2,663,785)	(1,603,763)
Total Liabilities and Deficit	$2,178,312	$2,478,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended
	July 31,
	2010	2009
Revenue
Rental Income, Leases	$29,753	$53,068
Interest Income, Loans	75,717	138,865
Other	26,677	24,870
	132,147	216,804

Operating expenses:
General and administrative	718,668	592,197
Depreciation and amortization	19,561	122,692
Total operating expenses	738,229	714,889

Loss from operations	(606,082)	(498,085)

Other expense:
Interest expense and financing cost, net	80,823	263,622
Non-cash financing costs	90,648	232,571
Non-cash derivative liability costs	534,242	-
Total Finance Related Expenses	705,713	496,193

Net loss	(1,311,795)	(994,279)

Net loss attributed to noncontrolling interest	8,769	-

Preferred dividend	(39,758)	191

Net loss attributed to common stockholders	$(1,342,784)	$(994,461)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted loss per share attributed to common stockholders	$(0.01)	$(0.01)

Weighted average shares outstanding	300,447,151	178,702,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF DEFICIT
FOR THE THREE MONTHS ENDED JULY 31, 2010

	Series A		Series B		Series C				Common Stock			Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Subscription	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance, April 30, 2010	125	12,500	157	1	42,000	42	392,782,210	392,782	23,966,965	23,967	(2,118,309)	31,470,654	(31,385,399)	-	(1,603,763)

Beneficial conversion discount												75,000			75,000
Reclassification of warrant liability												(142,697)			(142,697)
Sale of Stock							7,735,419	7,735	(2,031,530)	(2,032)		84,296			89,999
Shares issued for financing cost							968,000	968				14,680			15,648
Shares issued for accrued interest															-
Shares issued for conversion of notes & interest							1,126,917	1,127				16,873			18,000
Stock Compensation							9,400,000	9,400	(1,000,000)	(1,000)		115,800			124,200
Shares issued for accounts payable							717,356	717				(717)			-
Employee options expense												21,807			21,807
Pfd Stock B issued for dividend payable												39,572			39,572
Subsidiary’s preferred series A stock issued for cash														40,000	40,000
Subsidiary’s common stock issued to purchase Cyclechex, LLC														10,000	10,000
Net Loss													(1,342,784)	(8,769)	(1,351,553)
Balance July 31, 2010	125	12,500	157	1	42,000	42	412,729,902	412,730	20,935,435	20,935	(2,118,309)	31,695,268	(32,728,183)	41,231	(2,663,785)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended
	July 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,311,795)	$(994,279)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and Amortization	13,298	133,192
Allowance for loss reserves	15,875	(38,992)
Amortization of deferred revenue	1,350	(1,350)
Beneficial Conversion Discount	14,098	-
Shares issued for debt and accrued interest	15,648	-
Equity based compensation	146,007	204,671
Stock based finance cost	-	101,560
Non cash derivative liability cost	534,242	-
(Increase) decrease in operating assets and liabilities:
Inventory	7,482	-
Interest receivable	1,726	(10,149)
Accounts receivable	42,829	-
Prepaid expenses and other assets	3,628	3,738
Restricted cash	34,825	77,214
Portfolio	(17,553)	-
Increase (decrease) in:	-	-
Accounts payable and accrued expenses	155,479	155,431
Net cash used in operating activities	(342,861)	(368,964)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net liquidation of leased vehicles	16,550	58,535
Net Liquidation of RISC contracts	220,317	566,223
Net cash provided by investing activities	236,866	624,758

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of series A preferred stock of subsidiary	40,000
Net proceeds from sale of common stock	89,999	50,000
Net Payments to senior lender	(279,145)	(566,105)
Net Proceeds from convertible notes	246,948	-
Net Proceeds from other notes	-	298,399
Net cash provided by (used in) financing activities	97,802	(217,706)
Net Increase (decrease) in cash and cash equivalents	$(8,193)	$38,087

Unrestricted cash and cash equivalents, beginning of period	$11,994	(54,349)
Unrestricted cash and cash equivalents , end of period	$3,801	$(16,262)

Cash paid for:
Interest	$55,513	$118,077
Income taxes	$-	$-

Non-Cash Investing and Funding Activities (Note N)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2010 and for the three month periods ended July 31, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2010 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

On December 10, 2008, the Company formed Sparta Funding, LLC (“Sparta Funding”), a Delaware limited liability company, for which the Company is the sole member. Sparta Funding was formed as a special purpose company to borrow funds, but has yet to be utilized. In May 2010, the Company formed Specialty Reports, Inc, a Nevada Corporation (“SRI”), for the purpose of acquiring all of the assets of Cyclechex LLC, a Florida limited liability company. Cyclechex sole business was an e-commerce business which acquired the relevant motorcycle data and sold the data in the form of motorcycle history reports over the internet to consumers and dealers. As part of the transaction, the Company agreed to issue 24% of SRI common stock to the sole owner of Cyclechex, LLC.

The results of the three months ended July 31, 2010 are not necessarily indicative of the results to be expected for the full year ending April 30, 2011.

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
JULY 31, 2010
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
JULY 31, 2010
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

ASC 740-10, “Accounting for Uncertainty in Income Taxes”, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2010 or the three months ended July 31, 2010.

Fair Value Measurements

The Company adopted ASC 820, “Fair Value Measurements”.  ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets the lowest priority to unobservable inputs to fair value measurements of certain assets and Liabilities. The three levels of the fair value hierarchy under ASC 820 are described below:

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
JULY 31, 2010
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In accordance ASC 360-10, “Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property, equipment, motorcycles and other vehicles and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows or quoted market prices in active markets if available, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At July 31, 2010 and April 30, 2010, the Company has no items of other comprehensive income.

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
JULY 31, 2010
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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the three months ended July 31, 2010 and the year ended April 30, 2010, the Company incurred no advertising costs.

Net Loss Per Share

The Company uses ASC 260-10, “Earnings Per Share”, for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Per share basic and diluted net loss attributable to common stockholders amounted to $0.01 and $0.01 for the quarters ended July 31, 2010 and 2009, respectively. At July 31, 2010 and 2009, 98,589,643 and 35,672,510 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss of $1,311,795 and $4,141,179 during the three months ended July 31, 2010 and the year ended April 30, 2010, respectively. The Company’s liabilities exceed its assets by $2,673,752 as of July 31, 2010.

Non-controlling Interest

As a result of adopting FASB ASC 810-10 Consolidations – Variable Interest Entities, the Company presents non-controlling as a component of equity on our Consolidated Balance Sheets and Consolidated Statement of Deficit.

Derivative Liabilities

The Company applies Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for equity treatment. The Company determines which instruments or embedded features require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statements of operations.

The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements” (FASB ASU 2010-06). FASB ASU 2010-06 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and requires new disclosures related to the transfers in and out of Level 1 and 2, as well as requiring that a reporting entity present separately information about purchases, sales, issuances, and settlements rather than as one net number. Additionally, FASB ASU 2010-06 amends Subtopic 820-10 by clarifying existing disclosures related to level of disaggregation as well as disclosures about inputs and valuation techniques. FASB ASU 2010-06 is effective for reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, these disclosures are effective for reporting periods beginning after December 15, 2010. The Company does not expect adoption of FASB ASU 2010-06 to have an impact on its financial condition or results of operations.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(UNAUDITED)

NOTE B - MOTORCYCLES UNDER OPERATING LEASE

Motorcycles and other vehicles under operating leases at July 31, 2010 and April 30, 2010 consist of the following:

	July 31,	April 30,
	2010	2010
Motorcycles and other vehicles	$524,073	$540,623
Less: accumulated depreciation	(227,278)	(219,492)
Motorcycles and other vehicles, net of accumulated depreciation	296,795	321,131
Less: estimated reserve for residual values	(14,889)	(15,865)
Motorcycles and other vehicles under operating leases, net	$281,906	$305,266

Depreciation expense was $16,342 and $90,940 for the quarter ended July 31, 2010 and the year ended April 30, 2010, respectively. Depreciation expense for the quarter ended July 31, 2009 was $27,183.

NOTE C - INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At July 31, 2010 the Company had repossessed vehicles valued at market of $7,140. At April 30, 2010, the Company had repossessed vehicles of value $14,622.

NOTE D - RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $1,673,157 and $1,893,474 at July 31, 2010 and April 30, 2010, respectively, including deficiency receivables of $70,694 and $34,250, respectively. The following is a schedule by years of future principal payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note F.

Year ending July 31,
2011	$793,200
2012	603,855
2013	274,026
2014	2,076
$1,673,157

NOTE E - GOODWILL

The Company does not amortize goodwill. The company recorded goodwill in the amount of $10,000 as a result of the acquisition of Cyclechex, LLC during the quarter ended July 31, 2010. The Company will evaluate goodwill for impairment at year end.

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2010 and April 30, 2010 consist of the followings:

	July 31, 2010	April 30, 2010
Computer equipment, software and furniture	$191,247	$191,247
Less: accumulated depreciation and amortization	167,043	(163,824)
Net property and equipment	$24,204	$27,423

Depreciation expense was $3,220 and $17,919 for the quarter ended July 31, 2010 and the year ended April 30, 2010, respectively. Depreciation and amortization expense for the quarter ended July 31, 2009 was $4,480.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(UNAUDITED)

NOTE G - NOTES PAYABLE - SENIOR LENDER

(a)
The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at July 31, 2010 is 10.47%.

(b)
On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of complete Purchase Portfolio documentation. As of July 31, 2010, the complete documentation has not been received. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the Senior Secured Note holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the Senior Secured Note holder.  The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 and has granted the Senior Secured Note holder a security interest in the Purchased Portfolio. The Company and the Senior Secured Note holder are in discussion as to extension of the Senior Secured Note.

Once the Company has paid $150,000 to the Senior Secured Note holder from Purchased Portfolio proceeds, the Company is obligated to pay fifty percent of all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales until the Company and the Senior Secured Note holder mutually agree the Purchase Portfolio has no remaining proceeds.

As of July 31, 2010, the Company carries the Purchased Portfolio at $31,237 representing its $100,000 cost, which is less than its estimated market value, less collections through the period. The Company carries the liability for the Senior Secured Note at $96,368.

At July 31, 2010, the notes payable mature as follows:

12 months ended July 31,	Amount
2011	$887,110
2012	596,743
2013	247,839
2014	152
Total	$1,731,844

Notes payable to Senior Lenders at April 30, 2010 were $2,010,989.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(UNAUDITED)

NOTE H - NOTES PAYABLE

Notes Payable	July 31, 2010	April 30, 2010
Convertible notes (a)	$563,948	$280,000
Notes payable (b)	-	100,000
Bridge loans (c)	206,000	161,000
Collateralized note (d)	220,000	220,000
Convertible note (e)	103,399	103,399
Sub Total	1,093,347	864,399
Beneficial conversion discount on convertible notes	60,902	0
Total	$1,032,445	$864,399

(a)
As of July 31, 2010, the Company had outstanding convertible unsecured notes with an original aggregate principal amount of $563,948, which accrue interest at rates ranging from 8% to 15% per annum.   The majority of the notes are convertible into shares of common stock, at the Company’s option, ranging from $0.012 to $0.021 per share.  All but one of the convertible notes in the amount of $10,000 are current. One of the notes in the amount $50,000 is convertible at the note holder’s option at a variable conversion price such that during the period during which the notes are outstanding, the note is convertible at the lower of (i) the price per share at which the Company  sells or issues any shares of common stock (except for shares of common stock issued directly to vendors or suppliers of the Company in satisfaction of amounts owed to them, provided, however, that such vendors or suppliers shall not have an arrangement to transfer, sell or assign such shares of common stock prior to the issuance of such shares, shares issued pursuant to the Company's Employee Stock Option Plan, or any shares of common stock issued for no consideration or for a consideration per share before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith,  or (ii) 58% multiplied by the average of the lowest three lowest closing bid prices for the common stock during the ten  trading day period ending one trading day prior to the submission date of the conversion notice by the note holder  to the Company. The Company recorded a beneficial conversion discount of $45,000 for this note as of April 30, 2010. Another note in the amount of $10,000 due August 15, 2010 is convertible at $0.012 per share. In May 2010, the Company sold to one accredited investor a $25,000, nine month, 8% note convertible at the holder’s option into such number of shares of the Company’s common stock as determined by a forty-four percent discount from the average of the three lowest closing prices of the Company’s common stock for the ten trading days immediately preceding the day the holder notices the Company of its intent to convert.  The conversion price is subject to certain anti dilutive previsions. The Company has reserved up to 10,775,195 shares of its common stock for conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full.

During the quarter ended July 31, 2010, the Company sold to an accredited investor five one year, unsecured notes in the aggregate amount of $170,000.   The notes bare 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. At the Company’s option, the notes are convertible into shares of common stock ranging from $0.012 to $0.018 per share.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(UNAUDITED)

NOTE H - NOTES PAYABLE (continued)

During the quarter ended July 31, 2010, three note holders holding $80,000 in notes (all of which had been classified as notes payable (b) at April 30, 2010) sold their notes and the accrued interest there on to two accredited investors and simultaneously, the Company then exchanged one “old” $25,000 note for a $25,000  new 0% one year note convertible at the holder’s option into common stock at the lesser of $0.06 per share or sixty  percent of  the average of the three lowest closing prices of the Company’s common stock for the twenty successive trading days immediately preceding the day the holder elects to convert all or part of the note. In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full. Additionally, the Company exchanged with the other investor three “old” notes aggregating $55,000 for three new one year 8% notes aggregating $81,947.94. The notes are convertible at the holder’s option at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock for the three trading days prior to the day on which the Company receives a Notice of Conversion. In the event the note is not paid when due, the interest rate is increased to twenty-four percent until the note is paid in full.

(b)
As of April 30, 2010, the Company had outstanding unsecured notes with an original principal amount of $100,000, which accrue interest ranging from 6% to 15% per annum, all of which were past due. In July 2010, $80,000 of these notes were purchased by a third party who exchanged the notes with the Company for new convertible notes all of which are current  (see a above).  The remaining $20,000 note was due August 8, 2009 and is accruing interest at a default rate of 15% and is also accruing penalty shares at the rate of 20,000 shares per month and this note has been reclassified as a Bridge loan (see c). The Company is in discussions with this note holder to recast the note.

(c)
During the year ended April 30, 2007, the Company sold to five accredited investor’s bridge notes in the aggregate amount of $275,000. The bridge notes were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provided that 100,000 shares of the Company's unregistered common stock are to be issued as “Equity Kicker” for each $100,000 of notes purchased, or any prorated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days, in which event the lenders were entitled for “additional equity” equal to 60% of the “Equity Kicker” shares. In the event of default on repayment by the Company, the notes provided for a 50% increase in the “Equity Kicker” and the “Additional Equity” for each month, as penalty, that such default has not been cured, and for a 20% interest rate during the default period.  The repayments, in the event of default, of the notes are to be collateralized by certain security interest.  The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to September 30, 2009, with simple interest rate of 10%, and Additional Equity in the aggregate amount of 165,000 unregistered shares of common stock to be issued. Thereafter, the Company was in default on repayment of these notes.  During the year ended April 30, 2009, $99,000 of these loans was repaid and during 2010, $15,000 of these notes and accrued interest thereon was converted into approximately 463,000 shares of the Company’s common stock. The holders of the remaining notes have agreed to contingently convert those notes plus accrued interest into approximately 8,000,000 shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on a senior credit facility. In July 2010, the Company sold to an accredited investor a one week 10%, $25,000 note and issued 25,000 shares of its restricted common stock as inducement for the note.  The note is convertible at the holder’s option into shares of common stock at $0.005 per share. In the event the note is not paid when due, the interest rate is increased to twenty percent until the note is paid in full and the Company is required to issue 50,000 shares of common stock per month until the note is paid in full. During the quarter ending July 31, 2010 one $20,000 note (which was classified as Notes Payable (see b above)), has been reclassified as a Bridge Loan, was  due August 8, 2009 and is accruing interest at a default rate of 15% and is also accruing penalty shares at the rate of 20,000 shares per month.. The Company is in discussions with this note holder to recast the note.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(UNAUDITED)

NOTE H - NOTES PAYABLE (continued)

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

(e)
On September 19, 2007, the Company sold to one accredited investor for the purchase price of $150,000 securities consisting of a $150,000 convertible debenture due December 19, 2007, 100,000 shares of unregistered common stock, and 400,000 common stock purchase warrants. The debentures bear interest at the rate of 12% per year compounded monthly and are convertible into shares of the Company's common stock at $0.0504 per share. The warrants may be exercised on a cashless basis and are exercisable until September 19, 2007 at $0.05 per share. In the event the debentures are not timely repaid, the Company is to issue 100,000 shares of unregistered common stock for each thirty day period the debentures remain outstanding. The Company has accrued interest and penalties as per the terms of the note agreement.  In May, 2008, the Company repaid $1,474 of principal and $3,526 in accrued interest. Additionally, from April 26, 2008 through April 30, 2009, a third party to the note paid, on behalf of the Company, $41,728 of principal and $15,272 in accrued interest on the note, and the note holder converted $3,399 of principal and $6,601 in accrued interest into 200,000 shares of our common stock.  As of July 31, 2010, the balance outstanding was past due.

NOTE I - LOANS PAYABLE TO RELATED PARTIES

At July 31, 2010 and April 30, 2010, included in accounts receivable, are $169 and $10,189.09, respectively, due from American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer, for the purchase of motorcycles.  Additionally, at July 31, 2010 and April 30, 2010, the Company had notes payable to an officer and a director of $383,760 and $383,760 respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(UNAUDITED)

NOTE J - EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 stated value per share, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of July 31, 2010 and April 30, 2010, respectively.  The Company had 157 and no shares of Series B Preferred stock issued and outstanding as of July 31, 2010 and April 30, 2010, respectively. The Company had 42,000 and 42,000 shares of Series C preferred stock issued and outstanding as of July 31, 2010 and April 30, 2010, respectively The Company has 412,729,902 and 392,782,210 shares of common stock issued and outstanding as of July 31, 2010 and April 30, 2010, respectively.

Preferred Stock Series A

No shares of Preferred Stock Series A were issued during the quarter ended July 31, 2010. However, a $185 preferred stock dividend, payable in Preferred Stock Series A, was declared during the quarter.

Preferred Stock Series B

No shares of Preferred Stock Series B were issued during the quarter ended July 31, 2010. However, a $39,573 preferred stock dividend, payable in Preferred Stock Series B, was declared during the quarter.

Preferred Stock Series C

No shares of Preferred Stock Series C were issued during the quarter ended July 31, 2010.

Common Stock

During the quarter ended July 31, 2010 and the quarter ended July 31, 2009, the Company expensed $146,007 and $43,660, respectively, for non-cash charges related to stock and option compensation expense.

During the quarter ended July 31, 2010:

•	The Company issued 1,126,917 shares of its common stock upon the conversion of $18, 000 of notes payable.
•	The Company sold 7,735,419 shares of common stock for $105,000 and issued three year warrants to purchase 7,735,419 shares of common stock at $0.07 per share.
•	The Company issued, pursuant to penalty provisions of notes, 888,000 shares of unregistered common stock, valued at $14,208.
•	The Company issued, pursuant to the terms of a promissory note, 80,000 shares of unregistered common stock valued at $1,440.
•	The Company issued, pursuant to three consulting agreements, 4,900,000 shares of its common stock valued at $88,200, 1,000,000 ($18,000) of the shares had been accrued in the prior year.
•	The Company issued to a consultant 1,000,000 shares of its common stock valued at $12,000.
•	The Company issued to four members of its Advisory Council, 3,500,000 shares of its common stock valued at $42,000.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(UNAUDITED)

NOTE J - EQUITY TRANSACTIONS (continued)

•
The Company issued stock options, exercisable at $0.025 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2011, and 40% on May 12, 2011, to the following officers and directors:  Anthony Havens, 6,672,500 options; Kristian Srb, 2,465,000 options; Richard Trotter, 4,016,250 options; Jeffrey Bean, 956,000 options; Anthony Adler, 3,995,000 options; and Sandra Ahman, 3,145,000 options.

NOTE K – NONCONTROLLING INTEREST

In May 2010, the Company formed Specialty Reports, Inc, a Nevada Corporation (“SRI”), for the purpose of acquiring all of the assets of Cyclechex LLC, a Florida limited liability company. Cyclechex sole business was an e-commerce business which acquired the relevant motorcycle data and sold the data in the form of motorcycle history reports over the internet to consumers and dealers. As part of the transaction, the Company agreed to issue 24% of SRI common stock to the sole owner of Cyclechex, LLC.

In May 2010, the Company formed a new subsidiary, Specialty Reports, Inc. (“SRI”), and issued a 24% equity interest in SRI in consideration for substantially all of the assets of Cyclechex, LLC valued at $10,000.

During the three months ended July 31, 2010, SRI sold 8 shares of its Series A Preferred stock to three accredited investors for $40,000.  The Series A Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by SRI at any time after one year. Each share is convertible at the holder’s option at any time into either 2,632 shares of SRI common stock, or 277,778 shares of the Company’s common stock.

For the three months ended July 31, 2010 the noncontrolling interest is summarized as follows:

Amount
Balance at May 1, 2010	$-
Issuance of Series A Preferred Stock	40,000
Issuance of SRI Common stock for the purchase of Cyclechex, LLC	10,000
Noncontrolling interest’s share of losses	(8,769)
Balance at June 30, 2010	$41,231

NOTE L – FAIR VALUE MEASURMENTS

The Company follows the guidance established pursuant to ASC 820 which established a framework for measuring fair value and expands disclosure about fair value measurements. ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the fair values of our financial liabilities as of July 31, 2010:

	Fair Value at	Fair Value Measurement Using
	June 30, 2010	Level 1	Level 2	Level 3

Derivative liability	$737,841	—	—	$737,841

	$737,841	$—	$—	$737,841

 The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liabilities) for the three months ended July 31, 2010:

2010
Balance at beginning of year	$-
Additions to derivative instruments	232,128
Change in fair value of warrant liability	505,713

Balance at end of period	$737,841

The following is a description of the valuation methodologies used for these items:

Derivative liability — these instruments consist of certain variable conversion features related to notes payable obligations and certain outstanding warrants.  These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC Topic 825.

NOTE M - SUBSEQUENT EVENTS

From August 1, 2010 through September 10, 2010, the Company:

•	Sold to one accredited investor, 1,133,333 shares of restricted common stock for $17,000.
•	Issued to four accredited investors, $40,000 of 12%, three month notes and a total of 350,000 shares issued as inducements for the loans.
•	Issued to one accredited investor, a $25,000, 12%, three month note and 250,000 shares issued as inducements for the loan.
•	Issued to one accredited investor a $30,000, 8%, one year notes convertible at the Company’s option into shares of common stock at $0.018 per share.
•
Issued to one accredited investor a $25,000, 8% 9 month note convertible at the note holders option into shares of the company’s common stock at the lower of (i) the price per share at which the Company  sells or issues any shares of common stock or (ii) 58% multiplied by the average of the lowest three lowest closing bid prices for the common stock during the ten  trading day period ending one trading day prior to the submission date of the conversion notice by the note holder  to the Company.

•
The Company’s majority owned subsidiary Specialty Reports, Inc., sold 30 shares of its Series A Preferred stock to eight accredited investors for $152,000.  The Series A Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,632 shares of Specialty Reports, Inc common stock, or 277,778 shares of Sparta Commercial Services common stock.

•	Issued 996,350 shares of common stock upon conversion of $15,017 of its promissory notes.
•	Issued 1,815,000 shares of common stock which had been accrued in the Quarter ended July 31, 2010.
•	The Company issued, pursuant to penalty provisions of notes, 296,000 shares of unregistered common stock, valued at $8,880.
•	The Company issued, pursuant to two consulting agreements, 1,000,000 shares of its common stock valued at $18,000.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(UNAUDITED)

NOTE N - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited consolidated financial statements during the period October 1, 2001 (date of inception) through July 31, 2010, the Company incurred a cumulative loss of $32,728,183. Of these losses, $1,342,784 was incurred in the quarter ending July 31, 2010 and $994,279 in the quarter ending July 31, 2009. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the Company’s efforts will be successful. While, the planned principal operations have commenced, there can be no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company’s management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended April 30, 2010 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended July 31, 2010 to the Three Months Ended July 31, 2009

For the three months ended July 31, 2010 and 2009, we have generated limited sales revenues, have incurred significant, but declining expenses, and have sustained significant, but declining losses. We believe we will continue to earn revenues from operations during the remainder of our fiscal year ending April 30, 2011.

Revenues

Revenues totaled $132,147 during the three months ended July 31, 2010 as compared to $216,804 during the three months ended July 31, 2009. Current period revenue was comprised primarily of $75,717 in interest income from RISC Loans, $29,753 in lease revenue, and $26,667 in other income. For the three months ended July 31, 2009, revenues were comprised primarily of $53,068 in lease revenue, $138,865 in interest income from RISC loans, and $24,870 in other income.

Costs and Expenses

General and administrative expenses were $718,668 during the three months ended July 31, 2010, compared to $592,197 during the three months ended July 31, 2009, an increase of $126,471 or 21.4%. Expenses incurred during the current three month period consisted primarily of the following expenses: compensation and related costs of $297,499; legal and accounting fees of $89,512; consulting fees of $32,184; rent and utilities of $88,269; and general office expenses of $65,197. Expenses incurred during the comparative three month period in 2009 consisted primarily of the following expenses: compensation and related costs, $308,531; accounting, audit and professional fees, $58,764; consulting fees, $38,866; rent and utilities, $88,467; and general office expenses, $97,569.

During the three months ended July 31, 2010, we incurred the following non-cash, equity based compensation charges: consulting, $124,200; employee stock and option compensation, $21,807, financing costs, $15,648; beneficial conversion discount expense, $75,000; and derivative expenses of $534,242. During the three months ended July 31, 2009, we incurred the following non-cash, equity based compensation charges: consulting, $30,000; employee stock and option compensation, $43,660, and financing costs $232,571.

Net Loss

We incurred a net loss before preferred dividends of $1,311,795 for our three months ended July 31, 2010 as compared to $994,279 for the corresponding three month period in 2009. The $317,517or 31.9% increase in our net loss before preferred dividends and net loss attributed to noncontrolling interest for our three month interim period ended July 31, 2010 was attributable primarily to $534,242 derivative liability expenses not incurred in the same period last year, $126,471 or 21.4% increase in general and administrative expenses, a $182,799 or a 69.4% decrease in interest expense, a $141,923 or 61% decrease in non-cash financing costs, a $103,131 or 84% decrease in depreciation, and a $84,657 or 39% decrease in revenues.

Our net loss attributable to common stockholders increased to $1,342,784 for our three month period ended July 31, 2010 as compared to $994,279 for the corresponding three month period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2010, the Company had a negative net worth of $2,663,785. The Company generated a deficit cash flow from operations of $342,861 for the three months ended July 31, 2010.

 Cash flows provided by investing activities for the three months ended July 31, 2010 was $236,866, primarily due to the pay offs of RISC Loans in the amount of $220,317 and net pay-offs of leases of $16,550.

Cash provided by financing activities during the three month period ended July 31, 2010, was $97,802 primarily due to:  the sale of $90,000 of common stock proceeds from the sale of subsidiary preferred stock of $40,000, the net sale of notes payable in the amount of $246,948, and the net pay down of bank debt in the amount of $279,145.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At July 31, 2010 we had 10 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

We continue seeking additional financing, which may be in the form of senior debt, subordinated debt or equity. We have signed a letter of interest with a senior lender with whom we are negotiating terms of a senior secured transaction, however, there is no assurance that we will be successful in these negotiations and we currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required to support our operations.

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

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2010 and 2009 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Derivative Liabilities

The Company applies Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for equity treatment. The Company determines which instruments or embedded features require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statements of operations.

The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.

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

We have an operating history of losses.

Through our fiscal year ended April 30, 2010, we have generated cumulative sales revenues of $4,010,634, have incurred significant expenses, and have sustained significant losses. Our net loss for the year ended April 30, 2010 was $4,141,179 (after $1,558,078 in non-cash charges).  As of April 30, 2010, we had a deficit net worth of $1,603,763. Through our first quarter ended July 31, 2010, we have generated cumulative sales revenues of $4,142,781, have incurred significant expenses, and have sustained significant losses. Our net loss for the quarter year ended July 31, 2010 was $1,342,784 (after $624,890 in non-cash charges).  As of July 31, 2010, we had a deficit net worth of $2,692,523.

We have an agreement for a credit line with an institutional lender, who has acquired preferences and rights senior to those of our capital stock and placed restrictions on the payment of dividends.  This line had been suspended.

In July 2005, we entered into a secured senior credit facility with New World Lease Funding for a revolving line of credit.  New World received a security interest in substantially all of our assets with seniority over the rights of the holders of our preferred stock and our common stock.  Until the security interests are released, those assets will not be available to us to secure future indebtedness.  Presently, New World is not extending new loans to us or any of their borrowers; however, they have not formally terminated the facility.  As of July 31, 2010, we owed New World an aggregate of $1,635,476 (which is secured by $1,969,952 of consumer Retail Installment Sales Contracts and Leases and $111,508 of restricted cash) to New World.  In granting the credit line, New World also required that we meet certain financial criteria in order to pay dividends on any of our preferred shares and common shares.  We may not be able to repay our outstanding indebtedness under the credit line.

Our business requires extensive amounts of capital and we will need to obtain additional financing in the near future.

In order to expand our business, we need raise additional senior debt as well as capital to support the portion of the future leases and retail installment sales contracts which are not financed by the senior lender.  We generally refer to this portion as the “equity requirement” and the “sub-debt requirement”.  Presently, we have very limited operating capital to fund the equity requirements for new financing transactions or to execute our business plan.  In order to accomplish our business objectives, we expect that we will require substantial additional financing within a relatively short period.  The lack of capital has made it difficult to offer the full line of financing products contemplated by our business plan.  Without a senior bank line of credit, it will be extremely difficult to maintain and grow our business.  We will have to raise approximately $2 million over the next twelve months to support our business plan.  As our business grows, we will need to seek additional financing to fund growth.  To the extent that our revenues do not provide sufficient cash flow to cover such equity requirements and any reserves required under any additional credit facility, we may have to obtain additional financing to fund such requirements as may exist at that time.  There can be no assurance that we will have sufficient capital or be able to secure additional credit facilities when needed.  The failure to obtain additional funds, when required, on satisfactory terms and conditions, would have a material and adverse effect on our business, operating results and financial condition, and ultimately could result in the cessation of our business.

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

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock.  As of July 31, 2010, we have three series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

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

Our directors, executive officers and principal stockholders beneficially own approximately 20% of our common stock as of July 31, 2010.  Accordingly, these persons and their respective affiliates have the ability to exert substantial control over the election of our Board of Directors and the outcome of issues submitted to our stockholders, including approval of mergers, sales of assets or other corporate transactions.  In addition, such control could preclude any unsolicited acquisition of our company and could affect the price of our common stock.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Each of the issuance and sale of securities described below was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. No advertising or general solicitation was employed in offering the securities. Each purchaser is a sophisticated investor (as described in Rule 506(b) (2) (ii) of Regulation D) or an accredited investor (as defined in Rule 501 of Regulation D), and each received adequate information about the Company or had access to such information, through employment or other relationships, to such information.  The Company applied proceeds from financing activities described below to working capital.

In the three months ended July 31, 2010, and in August 2010, the Company sold to one accredited investor  two $25,000, nine month, 8% notes convertible at the holder’s option into such number of shares of the Company’s common stock as determined by a forty-two percent discount from the average of the three lowest closing prices of the Company’s common stock for the ten trading days immediately preceding the day the holder notices the Company of its intent to convert.  The conversion price is subject to standard anti-dilutive provisions. The Company has reserved up to 21,203,449 shares of its common stock in the event of conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full. In August 2010, $5,000 of these notes was converted into 390,625 shares of common stock.

In July, 2010, the Company sold to an accredited investor a one week 10%, $25,000 note and issued 25,000 shares of its restricted common stock as inducement for the note.  The note is convertible at the holder’s option into shares of common stock at $0.005 per share. In the event the note is not paid when due, the interest rate is increased to twenty percent until the note is paid in full and the Company is required to issue 50,000 shares of common stock per month until the note is paid in full.

In the four months ending August 31, 2010, the Company sold to an accredited investor seven one year, unsecured notes in the aggregate amount of $200,000.  The notes bare 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. At the Company’s option, the notes are convertible into shares of common stock ranging from $0.012 to $0.018 per share.

In June 2010, three note holders holding $80,000 in notes sold their notes and the accrued interest thereon to two accredited investors, and simultaneously, the Company then exchanged one old $25,000 note for a $25,000 new 0% one year note convertible at the holder’s option into common stock at the lesser of $0.06 per share or sixty percent of the average of the three lowest closing prices of the Company’s common stock for the twenty successive trading days immediately preceding the day the holder elects to convert all or part of the note. In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full. Additionally, the Company exchanged with the other investor three old notes aggregating $55,000 for three new one year 8% notes aggregating $81,947.94. The notes are convertible at the holder’s option at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock for the three trading days prior to the day on which the Company receives a Notice of Conversion. In the event the note is not paid when due, the interest rate is increased to twenty-four percent until the note is paid in full. In June, July and August 2010, $26, 017 of these notes were converted into 1,736,642 shares of common stock.

In the three months ended July 31, 2010, the Company sold to three accredited investors 7,735,419 shares of its common stock and three year warrants to purchase 7,735,419 shares of its common stock, exercisable at $0.07 per share, for $90,000.  As of July 31, 2010, 1,815,000 of the shares had not been issued.

In June and July, 2010, the Company issued, pursuant to three consulting agreements an aggregate of 4,900,000 shares of its common stock valued at $88,200, 1,000,000 ($18,000) of the shares had been accrued in the prior year.

In May, 2010, the Company issued to a consultant 1,000,000 shares of its common stock valued at $12,000.

In May, 2010, the Company issued to four members of its Advisory Council an aggregate of 3,500,000 shares of its common stock valued at $42,000

In August, 2010, the Company sold to one accredited investor 1,133,333 shares of restricted common stock for $17,000.

In August, 2010, the Company sold to five accredited investors, $65,000 of 12%, three month notes and issued a total of 600,000 shares issued as inducements for the loans.

In the three months July 31, 2010, the Company’s majority owned subsidiary, Specialty Reports, Inc., sold 8 shares of its Series A Preferred stock to three accredited investors for $40,000, and, in the period from August 1, 2010 to September 10, 2010, sold an additional 30 shares to eight accredited investors for $152,000.  The Series A Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,632 shares of Specialty Reports common stock, or 277,778 shares of Sparta Commercial Services common stock.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         (REMOVED AND RESERVED)

None

ITEM 5.         OTHER INFORMATION

None

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

SPARTA COMMERCIAL SERVICES, INC.

Date: September 20, 2010	By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: September 20, 2010	By:	/s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer