Form 10-Q
period 2010-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2010-12-20
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

As of December 15, 2010, we had 500,163,880 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2010	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$37,783	$11,994

RISC loan receivables, net of reserve of $96,517 and $132,000, respectively (NOTE D)	1,300,495	1,761,474
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $215,421 and $219,492 respectively, and loss reserve of $14,889 and $15,865, respectively (NOTE B)	264,710	305,265
Interest receivable	22,518	26,772
Purchased Portfolio (NOTE G)	28,508	33,559
Accounts receivable	105,234	98,322
Inventory (NOTE C)	17,725	14,622
Property and equipment, net of accumulated depreciation and amortization of $170,263 and $163,824, respectively (NOTE E)	20,984	27,423
Prepaid Expenses	159,245	-
Good will	10,000
Restricted cash	89,469	146,333
Other Assets	3,745	3,628
Deposits	48,968	48,967
Total assets	$2,109,384	$2,478,358

LIABILITIES AND DEFICIT

Liabilities:

Accounts payable and accrued expenses	$940,995	$794,811
Senior Secured Notes Payable (NOTE F)	1,475,053	2,010,989
Notes Payable Net of Beneficial Conversion Feature of $40,268 and 0, respectively (NOTE G)	1,206,866	864,399
Loans payable-related parties (NOTE H)	386,760	383,760
Other liabilities	55,636	20,513
Derivative Liabilities	452,403	-
Deferred revenue	4,950	7,650
Total liabilities	4,522,663	4,082,121

Deficit:

Preferred stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500

Preferred Stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 157 shares issued and outstanding, respectively	1	1

Preferred Stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 42,000 and 42,000 shares issued and outstanding, respectively	42	42

Common stock, $.001 par value; 740,000,000 shares authorized, 433,738,484 and 392,782,210 shares issued and outstanding, respectively	433,737	392,782
Common stock to be issued, 27,461,430, and 23,966,960 respectively	27,461	23,967
Additional paid-in-capital	32,213,874	31,470,653
Subscriptions Receivable	(2,118,309)	(2,118,309)
Accumulated deficit	(33,231,036)	(31,385,400)
Total deficiency in stockholders' equity	(2,661,730)	(1,603,763)
Noncontrolling interest	248,451
Total Deficit	(2,413,277)	(1,603,763)
Total Liabilities and Deficit	$2,109,384	$2,478,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Revenue
Rental Income, Leases	$28,257	$46,241	$58,009	$99,310
Interest Income, Loans	63,770	115,893	139,487	254,758
Other	72,808	26,412	99,486	51,282
	164,835	188,546	296,982	405,350

Operating expenses:
General and administrative	655,087	840,826	1,373,755	1,433,023
Depreciation and amortization	17,663	115,808	37,224	238,500
Total operating expenses	672,750	956,634	1,410,980	1,671,523

Loss from operations	(507,915)	(768,088)	(1,113,998)	(1,266,173)

Other expense:
Interest expense and financing cost, net	94,435	195,776	175,258	459,576
Non-cash financing costs	90,129	39,538	105,777	272,109
Change in Derivative Liability	(248,137)	-	361,105	-
Total Finance Related Expenses	(63,574)	235,314	642,139	731,685

Net loss	(444,342)	(1,003,402)	(1,756,137)	(1,997,858)

Net loss attributed to noncontrolling interest	55,839		64,608

Preferred dividend	(114,349)	(19,671)	(154,107)	(19,862)

Net loss attributed to common stockholders	$(502,852)	$(1,023,073)	$(1,845,636)	$(2,017,720)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted loss per share attributed to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	422,564,394	314,765,615	411,634,012	246,399,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Common Stock to be issued		Subscription	Additional Paid in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance, April 30, 2010	125	$12,500	157	$1	42,000	$42	392,782,210	$392,782	23,966,965	$23,967	$(2,118,309)	$31,470,654	$(31,385,399)	$-	$(1,603,763)

Beneficial conversion discount												75,000			75,000
Reclassification of warrant liability												(142,697)			(142,697)
Sale of Stock							10,683,752	10,683	3,003,470	3,003		162,533			176,219
Shares issued for financing cost							2,731,000	2,731	1,491,000	1,491		97,346			101,568
Shares issued for conversion of notes & interest							13,739,166	13,739				194,100			207,839
Stock Compensation							12,400,000	12,400	(1,000,000)	(1,000)		166,800			178,200
Shares issued for accounts payable							1,402,356	1,402				(1,402)			(0)
Employee options expense												37,824			37,824
Preferred Stock Series B issued for dividend payable												153,716			153,716
Subsidiary's preferred series A issued for cash														197,000	197,000
Subsidiary's preferred series B issued for cash														105,000	105,000
Subsidiary's common stock issued for purchase of Cyclechex, LLC														10,000	10,000
Subsidiary's stock to be issued														1,059	1,059
Net Loss													(1,845,636)	(64,608)	(1,910,244)
Balance October 31, 2010	125	$12,500	178	$21	42,000	$42	433,738,484	$433,737	27,461,435	$27,461	$(2,118,309)	32,213,874	$(33,231,056)	$248,451	$(2,413,279)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENCED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009
(UNAUDITED)

	Six Months Ended
	October 31
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,845,636)	$(2,017,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	159,577	233,800
Allowance for loss reserves	36,459	(57,356)
Amortization of deferred revenue	-	-
Beneficial Conversion Discount	34,732	-
Shares issued for Debt and finance cost	101,568	-
Equity based compensation	216,024	273,473
Stock based finance cost	-	143,922
Non cash derivative liability cost	452,403	-
Loss allocable to non-controlling interest	(64,608)	-
(Increase) decrease in operating assets and liabilities:	-	-
Inventory	(3,103)	(47,995)
Interest receivable	4,254	15,333
Accounts receivable	(6,912)	(46,972)
Prepaid expenses and other assets	(117)	-
Restricted cash	56,864	125,197
Portfolio	5,051	30,177
Increase (decrease) in:	-	-
Accounts payable and accrued expenses	198,565	165,043
Net cash used in operating activities	(654,878)	(1,183,098)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net liquidation of leased vehicles	45,603	95,071
Net Liquidation of RISC contracts	496,461	959,505
Net cash provided by investing activities	542,064	1,054,576

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of Series A preferred stock of subsidiary	303,059	-
Net proceeds from sale of common stock	176,219	120,000
Net proceeds from sale of preferred stock		645,000
Net Payments to senior lender	(535,936)	(945,631)
Net Proceeds from convertible notes	192,262	370,800
Net Proceeds from other notes	3,000	-
Net cash provided by financing activities	138,603	190,169
Net Increase (decrease) in cash	$25,789	$61,647

Unrestricted cash and cash equivalents, beginning of period	$11,994	(54,349)
Unrestricted cash and cash equivalents , end of period	$37,783	$7,298

Cash paid for:
Interest	$115,747	$205,678
Income taxes	$-	$2,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2010 and for the three and six month periods ended October 31, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2010 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

On December 10, 2008, the Company formed Sparta Funding, LLC (“Sparta Funding”), a Delaware limited liability company, for which the Company is the sole member. Sparta Funding was formed as a special purpose company to borrow funds, but was never utilized. Sparta Funding was dissolved in November 2010. In May 2010, the Company formed Specialty Reports, Inc, a Nevada Corporation (“SRI”), for the purpose of acquiring all of the assets of Cyclechex, LLC, a Florida limited liability company. Cyclechex, LLC’s sole business was an e-commerce business which acquired the relevant motorcycle data and sold the data in the form of motorcycle history reports over the internet to consumers and dealers. As part of the transaction, the Company agreed to issue 24% of SRI common stock to the sole owner of Cyclechex, LLC.

The results of operations for the three and six months ended October 31, 2010 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2011.

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
OCTOBER 31, 2010
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
OCTOBER 31, 2010
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

ASC 740-10, “Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2010 or the three months or six months ended October 31, 2010.

Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157) now ASC 820. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets the lowest priority to unobservable inputs to fair value measurements of certain assets and Liabilities. The three levels of the fair value hierarchy under ASC 820 are described below:

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
OCTOBER 31, 2010
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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At October 31, 2010 and April 30, 2010, the Company has no items of other comprehensive income.

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
OCTOBER 31, 2010
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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the six months ended October 31, 2010 and the year ended April 30, 2010, the Company incurred no advertising costs.

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
OCTOBER 31, 2010
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

Per share basic and diluted net loss attributable to common stockholders amounted to $0.00 and $0.00 for the three months ended October 31, 2010 and 2009, respectively, and $0.00 and $0.01 for the six months ended October 31, 2010 and 2009, respectively. At October 31, 2010 and 2009, 163,132,698 and 55,230,357 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,845,636 and $4,238,353 during the six months ended October 31, 2010 and the year ended April 30, 2010, respectively. The Company’s liabilities exceed its assets by $2,413,279 as of October 31, 2010.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(UNAUDITED)

NOTE B – MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at October 31, 2010 and April 30, 2010 consist of the following:

	October 31,	April 30,
	2010	2010

Motorcycles and other vehicles	$495,020	$540,623
Less: accumulated depreciation	(215,421)	(219,492)
Motorcycles and other vehicles, net of accumulated depreciation	279,599	321,131
Less: estimated reserve for residual values	(14,889)	(15,865)
Motorcycles and other vehicles under operating leases, net	$264,710	$305,265

Depreciation expense for vehicles for the three and six months ended October 31, 2010 was $14,443 and $30,785, respectively. Depreciation expense for vehicles for the three and six months ended October 31, 2009 was $22,687and $49,870, respectively.

NOTE C – INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At October 31, 2010, the Company’s inventory of repossessed or returned vehicles valued at market was $17,725, which will be resold.

NOTE D – RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $1,335,700 and $1,893,474 at October 31, 2010 and April 30, 2010, respectively, including deficiency receivables of $61,312 and $34,250, respectively. The following is a schedule by years of future principal payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note F.

Year ending October 31,
2011	$725,751
2012	495,953
2013	175,399
$1,397,012

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(UNAUDITED)

NOTE E – PROPERTY AND EQUIPMENT

Major classes of property and equipment at October 31, 2010 and April 30, 2010 consist of the followings:

	October 31, 2010	April 30, 2010
Computer equipment, software and furniture	$191,247	$191,247
Less: accumulated depreciation and amortization	(170,263)	(163,824)
Net property and equipment	$20,984	$27,423

Depreciation and amortization expense for property and equipment was $3,220 and $6,429 for the three months and six months ended October 31, 2010, respectively, and $17,919 for the year ended April 30, 2010. Depreciation and amortization expense for the three and six months ended October 31, 2009 were $4,091and $10,571, respectively.

NOTE F – NOTES PAYABLE TO SENIOR LENDER

(a)
The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at October 31, 2010 is 10.47%.

(b)
On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of complete Purchase Portfolio documentation. As of October 31, 2010, the complete documentation has not been received. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the Senior Secured Note holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the Senior Secured Note holder.  The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 and has granted the Senior Secured Note holder a security interest in the Purchased Portfolio. The Company and the Senior Secured Note holder are in discussion as to extension of the Senior Secured Note.  Once the Company has paid $150,000 to the Senior Secured Note holder from Purchased Portfolio proceeds, the Company is obligated to pay fifty percent of all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales until the Company and the Senior Secured Note holder mutually agree the Purchase Portfolio has no remaining proceeds.

As of October 31, 2010, the Company carries the Purchased Portfolio at $28,508 representing its $100,000 cost, which is less than its estimated market value, less collections through the period. The Company carries the liability for the Senior Secured Note at $93,641.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(UNAUDITED)

NOTE F – PURCHASED PORTFOLIO AND SECURED SENIOR NOTE (continued)

At October 31, 2010, the notes payable mature as follows:

12 Months Ended
October 31,	Amount
2011	$826,812
2012	491,311
2013	156,929
$1,475,053

Notes payable to Senior Lender at April 30, 2010 were $2,010,989.

NOTE G – NOTES PAYABLE

Notes Payable	October 31, 2010	April 30, 2010
Convertible notes (a)	$622,735	$280,000
Notes payable (b)	95,000	100,000
Bridge loans (c)	206,000	161,000
Collateralized note (d)	220,000	220,000
Convertible note (e)	103,399	103,399
Total	$1,247,134	$864,399

(a)
As of October 31, 2010, the Company had outstanding convertible unsecured notes with an original aggregate principal amount of $622,735, which accrue interest at rates ranging from 8% to 15% per annum.  The majority of the notes are convertible into shares of common stock, at the Company’s option, ranging from $0.012 to $0.021 per share.  Two of the notes, each in the amount  of $25,000, are convertible at the note holder’s option at a variable conversion price such that during the period during which the notes are outstanding, with one note convertible at 58% multiplied by the average of the lowest three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”), and the other note convertible at the lower of (i) $0.02 per share or (ii) the Discount Conversion Rate; provided, however, that, the conversion rate is subject to adjustment upon a merger, consolidation or other similar event, and, if the Company issues or sells any shares of common stock for no consideration or for a consideration per share that is less than the conversion price of the note, or issues or grants convertible securities (including warrants, rights, and options but not including employee stock option plans), with an conversion price that is less than the conversion price of the note, then the conversion price of the note will immediately be reduced to the consideration per share received in such stock issuance or the conversion price of the convertible securities issuance.  The Company has reserved up to 21,203,449 shares of its common stock for conversion pursuant to the terms of the two notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full. Another note in the amount of $10,000  is convertible at $0.012 per share at the holder’s option.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(UNAUDITED)

NOTE G – NOTES PAYABLE (continued)

During the six months ended October 31, 2010, the Company sold to an accredited investor five one year, unsecured notes in the aggregate amount of $375,000.  The notes bare 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. At the Company’s option, the notes are convertible into shares of common stock ranging from $0.012 to $0.018 per share. Additionally during this period, this investor converted $75,000 of notes payable into common stock and sold a $25,000 note to a third party. All of these notes are current.

During the six months ended October  31, 2010, three note holders holding $80,000 in notes (all of which had been classified as notes payable (b) at April 30, 2010) sold their notes and the accrued interest thereon to two accredited investors, and simultaneously, the Company then exchanged one “old” $25,000 note for a $25,000 new 0% one year note convertible at the holder’s option into common stock at the lesser of $0.06 per share or sixty percent of the average of the three lowest closing prices of the Company’s common stock for the twenty successive trading days immediately preceding the day the holder elects to convert all or part of the note. In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full. Additionally, the Company exchanged with the other investor three “old” notes aggregating $55,000 for three new one year 8% notes aggregating $81,947.94. The notes are convertible at the holder’s option at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock for the three trading days prior to the day on which the Company receives a Notice of Conversion. In the event the note is not paid when due, the interest rate is increased to twenty-four percent until the note is paid in full.

(b)
As of April 30, 2010, the Company had outstanding unsecured notes with an original principal amount of $100,000, which accrue interest ranging from 6% to 15% per annum, all of which were past due. In July 2010, $80,000 of these notes were purchased by a third party who exchanged the notes with the Company for new convertible notes all of which are current (see a above).  The remaining $20,000 note is current but is accruing interest at a default rate of 15% and is also accruing penalty shares at the rate of 20,000 shares per month and this note has been reclassified as a Bridge loan (see c). During the six months ended October 31, 2010, the Company sold to seven accredited investors a total of $95,000 two month loans bearing interest at 12% and issued a total of 850,000 shares of restricted common stock valued at $22,500 as inducements for the loans.  Three of the loans have been extended from various dates between December 12, 2010 and May 1, 2011. The Company will issue an additional 850,000 shares of restricted common stock for such extensions. The Company is in discussions with the remaining note holders to extend their notes or convert them to common stock.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(UNAUDITED)

NOTE G – NOTES PAYABLE (continued)

(c)
During the year ended April 30, 2007, the Company sold to five accredited investor’s bridge notes in the aggregate amount of $275,000. The bridge notes were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provided that 100,000 shares of the Company's unregistered common stock are to be issued as “Equity Kicker” for each $100,000 of notes purchased, or any prorated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days, in which event the lenders were entitled for “additional equity” equal to 60% of the “Equity Kicker” shares. In the event of default on repayment by the Company, the notes provided for a 50% increase in the “Equity Kicker” and the “Additional Equity” for each month, as penalty, that such default has not been cured, and for a 20% interest rate during the default period.  The repayments, in the event of default, of the notes are to be collateralized by certain security interest.  The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to September 30, 2009, with simple interest rate of 10%, and Additional Equity in the aggregate amount of 165,000 unregistered shares of common stock to be issued. Thereafter, the Company was in default on repayment of these notes.  During the year ended April 30, 2009, $99,000 of these loans was repaid and during 2010, $15,000 of these notes and accrued interest thereon was converted into approximately 463,000 shares of the Company’s common stock. The holders of the remaining notes have agreed to contingently convert those notes plus accrued interest into approximately 8,000,000 shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on a senior credit facility. In July 2010, the Company sold to an accredited investor a one week 10%, $25,000 note and issued 25,000 shares of its restricted common stock as inducement for the note.  The note is convertible at the holder’s option into shares of common stock at $0.005 per share. In the event the note is not paid when due, the interest rate is increased to twenty percent until the note is paid in full and the Company is required to issue 50,000 shares of common stock per month until the note is paid in full. During the quarter ending July 31, 2010 one $20,000 note (which was classified as Notes Payable (see b above)), has been  reclassified as a Bridge Loan, was due August 8, 2009 and is accruing interest at a default rate of 15% and is also accruing penalty shares at the rate of 20,000 shares per month.  This note has been extended to December 30, 2010.

(d)
During the year ended April 30, 2009, the Company sold a secured note in the amount of $220,000. The note bore 12.46% simple interest. The note matured on January 29, 2010 and has been extended to September 1, 2011 and is secured by a second lien on a pool of motorcycles. In July 2010, the note holder agreed to convert the note and all accrued interest thereon into approximately 12,000,000 shares of the Company’s common stock upon the Company demonstrating that it can meet all conditions precedent to begin drawing down on a senior credit facility.

(e)
On September 19, 2007, the Company sold to one accredited investor for the purchase price of $150,000 securities consisting of a $150,000 convertible debenture due December 19, 2007, 100,000 shares of unregistered common stock, and 400,000 common stock purchase warrants. The debentures bear interest at the rate of 12% per year compounded monthly and are convertible into shares of the Company's common stock at $0.0504 per share. The warrants may be exercised on a cashless basis and are exercisable until September 19, 2007 at $0.05 per share. In the event the debentures are not timely repaid, the Company is to issue 100,000 shares of unregistered common stock for each thirty day period the debentures remain outstanding. The Company has accrued interest and penalties as per the terms of the note agreement.  In May, 2008, the Company repaid $1,474 of principal and $3,526 in accrued interest. Additionally, from April 26, 2008 through April 30, 2009, a third party to the note paid, on behalf of the Company, $41,728 of principal and $15,272 in accrued interest on the note, and the note holder converted $3,399 of principal and $6,601 in accrued interest into 200,000 shares of our common stock.  As of October 31, 2010, the balance outstanding was past due.

NOTE H – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2010, aggregated loans payable, without demand and with no interest, to officers and directors were $386,760. At October 31, 2010 and April 30, 2010, included in accounts receivable are $169 and $169, respectively, due from American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(UNAUDITED)

NOTE I – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 stated value per share, and 200,000 shares were designated as Series C Preferred Stock with a $10 per share liquidation value, and 740,000,000 shares of common stock with $0.001 par value per share. The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of October 31, 2010 and April 30, 2010, respectively.  The Company had 157 and 157 shares of Series B preferred stock issued and outstanding as of October 31, 2010 and April 30, 2010, respectively.  The Company had 42,000 and 42,000 shares of Series C preferred stock issued and outstanding as of July 31, 2010 and April 30, 2010, respectively.  The Company has 433,738,484 and 392,782,210 shares of common stock issued and outstanding as of October 31, 2010 and April 30, 2010, respectively.

Preferred Stock Series A

No shares of Preferred Stock Series A were issued during the quarter ended October 31, 2010. However, a $185 preferred stock dividend, payable in Preferred Stock Series A, was declared during the quarter.

Preferred Stock Series B

No shares of Preferred Stock Series B were issued during the quarter ended October 31, 2010. However, a $114,164 preferred stock dividend, payable in Preferred Stock Series B, was declared during the quarter.

Preferred Stock Series C

No shares of Preferred Stock Series C were issued during the quarter ended October 31, 2010.

Common Stock

During the six months ended October 31, 2010 and the six months ended October 31, 2009, the Company expensed $220,665 and $145,284, respectively, for non-cash charges related to stock and option compensation expense.

During the six months ended October 31, 2010 the Company:

•	issued 13,739,166 shares of its common stock upon the conversion of $191,473 of notes and interest payable,
•	issued 7,735,419 shares of common stock which had been accrued in the prior fiscal year,
•	Sold and issued 1,815,000 shares of common stock for $25,000 and issued three year warrants to purchase 1,815,000 shares of common stock at $0.07 per share,
•	Sold and issued 1,133,333 shares of common stock for $17,000,
•
The Company issued, pursuant to notes and penalty provisions of notes, 4,022,000 shares of unregistered common stock, valued at $95,568. 1,291,000 of the shares were classified as shares to be issued at October 31, 2010,

•
The Company issued to members of its Advisory Council and pursuant to three consulting agreements a total of 12,400,000 shares of its common stock valued at $178,200, 1,000,000 ($18,000) of the shares had been accrued in the prior year.

•	Pursuant to prior agreements with two creditors, the Company issued 1,402,356 shares of common stock.
•	Sold 6,930,000 shares of its unregistered common stock for $69,300 which shares were classified as to be issued at October 31, 2010.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(UNAUDITED)

NOTE I - EQUITY TRANSACTIONS (continued)

•
issued to stock options, exercisable at $0.025 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2011, and 40% on May 12, 2011, to the following officers and directors:  Anthony Havens, 6,672,500 options; Kristian Srb, 2,465,000 options; Richard Trotter, 4,016,250 options; Jeffrey Bean, 956,000 options; Anthony Adler, 3,995,000 options; and Sandra Ahman, 3,145,000 options.

•
formed a new subsidiary, Specialty Reports, Inc., a Nevada corporation, and in May 2010 a 24% equity interest in Specialty Reports was issued in consideration of substantially all of the assets of Cyclechex, LLC, a Florida limited liability company.

•
The Company’s majority owned subsidiary, Specialty Reports, Inc., sold 39.4 shares of its Series A Preferred stock to twelve accredited investors for $197,000.  The Series A Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,632 shares of Specialty Reports, Inc common stock, or 277,778 shares of Sparta Commercial Services common stock, and, Specialty Reports, Inc. sold 21 shares of its Series B Preferred stock to five accredited investors for $105,000.   The Series B Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,222 shares of Specialty Reports, Inc common stock, or 200,000 shares of Sparta Commercial Services common stock.

NOTE J – NONCONTROLLING INTEREST

In May 2010, the Company formed Specialty Reports, Inc, a Nevada Corporation (“SRI”), for the purpose of acquiring all of the assets of Cyclechex, LLC, a Florida limited liability company. Cyclechex, LLC’s sole business was an e-commerce business which acquired the relevant motorcycle data and sold the data in the form of Cyclechex Motorcycle History Reports© over the internet to consumers and dealers. As part of the transaction, the Company issued 24% of SRI common stock, valued at $10,000, to the sole owner of Cyclechex, LLC.

During the six months ended October 31, 2010, SRI sold 39.4 shares of its Series A Preferred stock to twelve accredited investors for $197,000.  The Series A Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,632 shares of Specialty Reports, Inc common stock, or 277,778 shares of Sparta Commercial Services common stock, and, SRI sold 21 shares of its Series B Preferred stock to five accredited investors for $105,000.   The Series B Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by SRI at any time after one year. Each share is convertible at the holder’s option at any time into either 2,222 shares of SRI common stock, or 200,000 shares of Sparta Commercial Services common stock.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(UNAUDITED)

NOTE J – NONCONTROLLING INTEREST (continued)

For the six months ended October 31, 2010, the noncontrolling interest is summarized as follows:

Amount
Balance at May 1, 2010	$-
Issuance of Series A Preferred Stock	197,000
Issuance of Series B Preferred Stock	105,000
Issuance of SRI Common stock for purchase of Cyclechex, LLC	10,000
Preferred and common shares to be issued	1,059
Noncontrolling interest’s share of losses	(64,608)
Balance at October 31, 2010	$248,451

NOTE K – FAIR VALUE MEASURMENTS

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

The table below summarizes the fair values of our financial liabilities as of October 31, 2010:

	Fair Value at
	October 31,	Fair Value Measurement Using
	2010	Level 1	Level 2	Level 3
Derivative liability	$452,403	-	-	$452,403

	$452,403	-	-	$452,403

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(UNAUDITED)

NOTE K – FAIR VALUE MEASURMENTS (continued)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liabilities) for the six months ended October 31, 2010:

2010
Balance at April 30, 2010	$-
Additions to derivative instruments	170,820
Change in fair value of warrant liability	281,583

Balance at October 31, 2010	$452,403

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

NOTE L – SUBSEQUENT EVENTS

In November 2010 and December 2010, the Company sold to two accredited investors 12,750,000 shares of its restricted common stock for $127,500

In November 2010, the Company issued an aggregate of  1,792,235 shares upon conversion of outstanding notes.

In November 2010, the Company issued an aggregate of 296,000 shares pursuant to penalty provisions of outstanding debt instruments.

In November 2010, the Company issued 384,763 shares which had been accrued in the prior fiscal year.

In November 2010, the Company issued 1,000,000 shares pursuant to a consulting agreement.

In November 2010, the Company sold to one investor a $40,000 note convertible at the holder’s option at a variable conversion price such that during the period during which the notes are outstanding, the note is convertible at the greater of (i) $0.0001or ( ii) 58% multiplied by the average of the lowest three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company; provided, however, that, the conversion rate is subject to adjustment upon a merger, consolidation or other similar event, and, if the Company issues or sells any shares of common stock for no consideration or for a consideration per share that is less than the conversion price of the note, or issues or grants convertible securities (including warrants, rights, and options but not including employee stock option plans), with an conversion price that is less than the conversion price of the note, then the conversion price of the note will immediately be reduced to the consideration per share received in such stock issuance or the conversion price of the convertible securities issuance. The Company has reserved up to 21,739,130 shares of its common stock for conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full.

In November 2010, the Company sold to two accredited investors two $25,000 one year 10% convertible notes. The unpaid principal of the notes are convertible at the holder’s option at a price of $0.0163 per share. The notes have a default interest rate of 20%. Additionally, the notes are subject to a minimum monthly repayment schedule escalation from $500 in December 2010 to $5,750 in November 2011.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(UNAUDITED)

NOTE M – GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through October 31, 2010, the Company incurred loss of $33,231,036. Of these losses, $1,845,636 was incurred in the six months ending October 31, 2010 and $2,017,720  in the six months ending October 31, 2009. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company’s liquidity, the Company’s management is actively pursuing additional equity financing through discussions with investment bankers and private investors and the U.S. Government. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 31, 2010 to the Three Months Ended October 31, 2009

For the three months ended October 31, 2010 and 2009, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $164,835 during the three months ended October 31, 2010 as compared to $188,546 during the three months ended October 31, 2009. Current period revenue was comprised of $28,257 in lease revenue, $63,770 in interest income from RISC loans, and $72,808 in other income. Prior period revenue was comprised of $46,241 in lease revenue, $115,893 in interest income from RISC loans, and $26,412 in other income.

Costs and Expenses

General and administrative expenses were $655,087 during the three months ended October 31, 2010, compared to $840,826 during the three months ended October 31, 2009, a decrease of $185,739 or 22%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $275,898; Accounting, audit and professional fees, $61,145; Consulting fees, $45,274; Rent, utilities and telecommunication expenses $98,970; Travel and entertainment, $7,898; and stock and option based compensation, $74,658. Expenses incurred during the comparative three month period in 2009 consisted primarily of the following expenses: Compensation and related costs, $332,749; Accounting, audit and professional fees, $230,280; Consulting fees, $27,959; Rent, utilities and telecommunications expenses, $112,374; Travel and entertainment, $12,518; and stock and option based compensation, $71,624.  For the three months ended October 31, 2010, we incurred a non-cash gain of $248,137 related to fair value of derivative liabilities. For the three months ended October 31, 2009, we incurred no derivative charges or gains.

Net Loss

We incurred a net loss before preferred dividends of $444,342 for our three months ended October 31, 2010 as compared to $1,003,402 for the corresponding interim period in 2009, a $559,060 or 55.7% decrease. The decrease in our net loss before preferred dividends for our three month interim period ended October 31, 2010 was attributable primarily to a $248,137 reduction in derivative liability from the first quarter. There was no derivative liability charge during the prior fiscal year. Additionally there was a $101,341 or 51.8% decrease in interest expense and financing costs partially off-set by a $50,591 or 128% increase in non-cash financing costs.  We also incurred non-cash preferred dividend expense of $114,349 for our three month period ended October 31, 2010, with an expense of $19,671 in the corresponding interim period of 2009. The increase in preferred dividend expense was attributable to the issuance of series B Preferred stock during the 2009 quarter and under accrual in prior quarters..

Our net loss attributable to common stockholders decreased to $502,852 for our three month period ended October 31, 2010 as compared to $1,023,072 for the corresponding period in 2009. The $520,221 or 50.8% decrease in net loss attributable to common stockholders for our three month period ended October 31, 2010 was due primarily to the $94,678 or  481% increase in preferred dividends and the decrease in derivative liability described above..

Comparison of the Six Months Ended October 31, 2010 to the Six Months Ended October 31, 2009

For the six months ended October 31, 2010 and 2009, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $296,982 during the six months ended October 31, 2010 as compared to $405,350 during the six months ended October 31, 2009. Current period revenue was comprised of $58,009 in lease revenue, $139,487 in interest income from RISC Loans and $99,486 in other income. Prior period revenue was comprised of $99,310 in lease revenue, $254,758 in interest income from RISC Loans and $51,282 in other income.

Costs and Expenses

General and administrative expenses were $1,373,755 during the six months ended October 31, 2010, compared to $1,433,023 during the six months ended October 31, 2009, a decrease of $59,268, or 4.1%. Expenses incurred during the current six month period consisted primarily of the following expenses: Compensation and related costs, $573,396; Accounting, audit and professional fees, $150,657; Consulting fees, $77,459; Rent, utilities and telecommunication expenses $187,239; Travel and entertainment, $22,033; and stock and option based compensation, $220,665. Expenses incurred during the comparative six month period in 2009 consisted primarily of the following expenses: Compensation and related costs, $641,280; Accounting, audit and professional fees, $289,044; Consulting fees, $66,825; Rent, utilities and telecommunication expenses $200,841; Travel and entertainment, $19,220; and stock and option based compensation, $145,284.

For the six months ended October 31, 2010, we incurred a non-cash charge of $105,777 related to shares of common stock and warrants issued for financing cost. For the six months ended October 31, 2009, we incurred a non-cash charge of $272,109 of which  related to shares of common stock and warrants issued for financing cost. For the six months ended October 31, 2010, we incurred a non-cash charge of $361,105 related to fair value of derivative liabilities. For the six months ended October 31, 2009, we incurred no such charges.

Net Loss

We incurred a net loss before preferred dividends of $1,756,137 for our six months ended October 31, 2010 as compared to $1,997,858 for the corresponding interim period in 2009. The $241,721 or 12.1% decrease in our net loss before preferred dividends for our six month interim period ended October 31, 2010 was attributable to a $108,368, 26.7%, decrease in revenue, a $59,268, 4.1% decrease in general and administrative expenses, a $201,276, 84.4% increase in depreciation and amortization, a $284,318, 61.8% decrease in interest expense and financing cost, a $166,332, 61.1% decrease in non-cash financing costs and a $361,105 derivative liability charge. There were no derivative liability charges in the prior year.

We also incurred non-cash preferred dividend expense of $154,107 for our six month period ended October 31, 2010 as compared with a non-cash expense of $19,862 in the corresponding interim period of 2009. The increase in preferred dividend expense was attributable to the issuance of Series B Preferred Stock and under accrual in prior six month period.

Our net loss attributable to common stockholders decreased to $1,845,636 for our six month period ended October 31, 2010 as compared to $2,017,720, for the corresponding period in 2009. The $172,084 decrease in net loss attributable to common stockholders for our six month period ended October 31, 2010 was due to the decrease in net loss and the increase in preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2010, we had a deficit net worth of $2,413,277. We generated a deficit in cash flow from operations of $654,878 for the six months ended October 31, 2010. This deficit is primarily attributable to our net loss from operations of $1,845,636, partially offset by depreciation and amortization of $159,577, other non-cash charges totaling $841,186 and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses decreased by $198,565, other receivables and inventory increased $5,788 and portfolio assets declined by $5,051.

Cash flows provided by investing activities for the six months ended October 31, 2010 was $542,064, primarily due to the net proceeds of RISC contracts of $496,461 and payments from motorcycle and vehicle leases of $45,603.

We met our cash requirements during the six month period through net proceeds of notes and convertible notes of  proceeds of notes payable $192,262, the net proceeds from the sale of common and preferred equity in the amount of $176,219, and the net proceeds from the sale of common and preferred equity of a subsidiary in the amount of $303,059. We made net payments on senior secured debt financing of $535,936. Additionally, we have received limited revenues from leasing and financing motorcycles and other vehicles, fees from our municipal lease program, and from our Preferred Provider Program.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At October 31, 2010 we had 10 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

We estimate that we will need approximately $2,000,000 in addition to our normal operating cash flow to conduct operations during the next twelve months. In September 2010 we entered into an initial $5 million motorcycle lease purchase facility with a subsidiary of a major fund. We are presently in negotiations with this fund to initiate a automobile lease purchase facility. Additionally, we have received a draft retail installment sales contract purchase agreement from a subsidiary of a bank for automobile contracts.  Based on the above, on capital received from equity financing to date, we believe that we have a reasonable chance to raise sufficient capital resources to meet projected cash flow deficits through the next twelve months.  There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

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

The present officers and directors own approximately 16% of the outstanding shares of common stock, without giving effect to shares underlying convertible securities, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of Sparta, the appointment of officers, and the determination of officers’ salaries. Shareholders have no cumulative voting rights.

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

We have an operating history of losses.

Through our fiscal year ended April 30, 2010, we have generated cumulative sales revenues of $4,010,634, have incurred significant expenses, and have sustained significant losses. Our net loss for the year ended April 30, 2010 was $4,141,179 (after $1,558,078 in non-cash charges).  As of April 30, 2010, we had a deficit net worth of $1,603,763. Through our second quarter ended October 31, 2010, we have generated cumulative sales revenues of $4,307,616, have incurred significant expenses, and have sustained significant losses. Our net loss for the six months ended October 31, 2010 was $1,845,636 (after $620,989 in non-cash charges and dividends).  As of October 31, 2010, we had a deficit net worth of $2,413,277.

We have an agreement for a credit line with an institutional lender, who has acquired preferences and rights senior to those of our capital stock and placed restrictions on the payment of dividends.  This line had been terminated.

In July 2005, we entered into a secured senior credit facility with New World Lease Funding for a revolving line of credit.  New World received a security interest in substantially all of our assets with seniority over the rights of the holders of our preferred stock and our common stock.  Until the security interests are released, those assets will not be available to us to secure future indebtedness.  Presently, New World is not extending new loans and is in liquidation.  However, we are not in default of our agreement with them. As of October 31, 2010, we owed New World an aggregate of $1,381,412 (which is secured by $1,676,611 of consumer Retail Installment Sales Contracts and Leases and $89,470 of restricted cash) to New World.  In granting the credit line, New World also required that we meet certain financial criteria in order to pay dividends on any of our preferred shares and common shares.  We may not be able to repay our outstanding indebtedness under the credit line.

We have an agreement for a master lease funding agreement.

In September 2010, we entered into a two year $5 million master lease funding agreement. Under this agreement we originate and underwrite motorcycle leases pursuant to the credit criteria of the lender and sell the leases to the lender for a fee. This type of agreement is known as a pass-through. The company is liable for ten percent of the lender’s losses on the leases sold to it up to $500,000. There can be no assurances that we can underwrite a sufficient number of leases to fully utilize the initial amount of the agreement, and if we do there can be no assurance that this lender will increase the amount of the agreement.

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

Our directors, executive officers and principal stockholders beneficially own approximately 16% of our common stock as of October 31, 2010.  Accordingly, these persons and their respective affiliates have the ability to exert substantial control over the election of our Board of Directors and the outcome of issues submitted to our stockholders, including approval of mergers, sales of assets or other corporate transactions.  In addition, such control could preclude any unsolicited acquisition of our company and could affect the price of our common stock.

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

In the three months ending October 31, 2010, the Company sold to an accredited investor five one year, unsecured notes in the aggregate amount of $205,000.  The notes bare 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. At the Company’s option, the notes are convertible into shares of common stock ranging from $0.012 to $0.018 per share.

In the three months ending October 31, 2010, the Company sold to seven accredited investors two month, unsecured notes in the aggregate amount of $95,000.  The notes bare 12% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. In addition, the Company issued at total of 850,000 shares of common stock valued at $22,500 as inducements for the loans.

In the three months ending October 31, 2010, the Company sold to three accredited investors 8,063,333 shares of common stock for $86,300 of which 6,930,000 shares were classified as to be issued at October 31, 2010.
During the quarter ended October 31, 2010, four note holders converted $175,473 of notes into 12,445,921 shares of common stock.

During the quarter ended October 31, 2010, the Company issued, pursuant to two consulting agreements an aggregate of 3,000,000 shares of its common stock valued at $54,000.

During the quarter ended October 31, 2010, the Company issued, pursuant to a prior conversion agreement, 685,000 additional shares of common stock.

In the three months October 31, 2010, the Company’s majority owned subsidiary, Specialty Reports, Inc., sold 31.4 shares of its Series A Preferred stock to ten accredited investors for $157,000 and 21 shares of its Series B Preferred stock to five accredited investors for $105,000.  The Series A Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,632 shares of Specialty Reports common stock, or 277,778 shares of Sparta Commercial Services common stock.  The Series B Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,222 shares of Specialty Reports common stock, or 200,000 shares of Sparta Commercial Services common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.   EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
10.1
Motorcycle Lease Warehousing Master Lease Funding Agreement dated September 28, 2010 between registrant and Vion Operations LLC (incorporated by reference to Exhibit 10 of Form 8-K filed on September 29, 2010)

10.2
Motorcycle Lease Warehousing Master Services Agreement dated September 28, 2010 between registrant and Vion Operations LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 29, 2010)

11
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

SPARTA COMMERCIAL SERVICES, INC.

Date: December 20, 2010	By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: December 20, 2010	By:	/s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer