Form 10-Q
period 2011-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2011-03-22
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

As of March 18, 2011, we had 471,564,509 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$26,856	$11,994
RISC loan receivables, net of reserve of $96,517 and $132,000, respectively (NOTE D)	1,106,378	1,761,474
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $231,322 and $219,492 respectively, and loss reserve of $14,889 and $15,865, respectively (NOTE B)	269,494	305,265
Interest receivable	23,014	26,772
Purchased Portfolio (NOTE G)	26,004	33,559
Accounts receivable	127,625	98,322
Inventory (NOTE C)	6,443	14,622
Property and equipment, net of accumulated depreciation and amortization of $173,483 and $163,824, respectively (NOTE E)	17,764	27,423
Prepaid Expenses	147,296	0
Good will	10,000
Restricted cash	73,624	146,333
Other Assets	-	3,628
Deposits	48,967	48,967
Total assets	$1,883,465	$2,478,358

LIABILITIES AND DEFICIT

Liabilities:

Accounts payable and accrued expenses	$1,023,285	$794,811
Senior Secured Notes Payable (NOTE F)	1,220,584	2,010,989
Notes Payable Net of Beneficial Conversion Feature of $60,902 and 0, respectively (NOTE G)	1,337,354	864,399
Loans payable-related parties (NOTE H)	386,760	383,760
Other liabilities	70,217	20,513
Derivative Liabilities	454,612	0
Deferred revenue	3,600	7,650
Total liabilities	4,496,411	4,082,121

Deficit:

Preferred stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred Stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 157 shares issued and outstanding, respectively	1	1
Preferred Stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 42,000 shares issued and outstanding, respectively	-	42
Common stock, $.001 par value; 750,000,000 shares authorized, 465,251,800 and 392,782,210 shares issued and outstanding, respectively	465,251	392,782
Common stock to be issued, 40,495,585 and 23,967,965, respectively	40,496	23,967
Preferred Stock B to be issued, 5.4 and 0 shares, respectively	-	-
Subsidiary Common and Preferred Stock to be issued	1,067	-
Additional paid-in-capital	32,743,810	31,470,653
Subscriptions Receivable	(2,118,309)	(2,118,309)
Accumulated deficit	(34,028,971)	(31,385,400)
Total deficiency in stockholders' equity	(2,884,154)	(1,603,763)
Noncontrolling interest	271,208
Total Deficit	(2,612,947)	(1,603,763)
Total Liabilities and Deficit	$1,883,465	$2,478,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND 2010
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Revenue
Rental Income, Leases	27,775	$36,017	$85,784	$135,327
Interest Income, Loans	51,310	100,511	190,797	355,269
Other	30,080	24,557	129,566	75,839
	109,165	161,086	406,147	566,435

Operating expenses:
General and administrative	684,528	681,129	2,048,283	2,114,152
Depreciation and amortization	17,105	112,407	54,329	350,906
Total operating expenses	701,633	793,536	2,102,612	2,465,058

Loss from operations	(592,468)	(632,450)	(1,696,465)	(1,898,623)

Other expense:
Interest expense and financing cost, net	88,021	124,536	263,279	584,113
Non-cash financing costs	35,087	100,319	140,863	372,428
Change in Derivative Liability	18,130	-	379,235	-
Total Finance Related Expenses	141,237	224,855	783,377	956,541

Net loss	(733,705)	(857,306)	(2,479,842)	(2,855,164)

Net loss attributed to noncontrolling interest	12,252	-	76,859	0

Preferred dividend	(86,481)	(22,876)	(240,588)	(42,738)

Net loss attributed to common stockholders	$(807,934)	$(880,182)	$(2,643,570)	$(2,897,902)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$0.01

Basic and diluted loss per share attributed to common stockholders	$(0.00)	$(0.00)	$(0.01)	$0.01

Weighted average shares outstanding	451,985,519	346,435,384	424,970,082	279,717,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2011

									Common Stock			Additional
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		to be issued		Subscription	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance, April 30, 2010	125	12,500	157	1	42,000	42	392,782,210	392,782	23,966,965	23,967	(2,118,309)	31,470,654	(31,385,399)	-	(1,603,763)
Preferred Dividend												240,028			240,028
Beneficial conversion discount												121,667			121,667
Reclassification of warrant liability												(142,697)			(142,697)
Sale of Stock							22,453,512	22,452	11,483,710	11,484		344,783			378,719
Shares issued for financing cost							4,469,000	4,469	645,000	645		111,454			116,568
Shares issued for conversion of notes & interest							20,854,776	20,855	4,649,905	4,649		282,774			308,278
Stock Compensation							15,960,000	15,960	(250,000)	(250)		243,570			260,309
Shares issued for accounts payable							1,402,356	1,402				(1,402)			(0)
Conversion of Series C Preferred Stock					(42,000)	(42)	7,328,820	7,328				(7,328)			-
Employee options expense												80,308			80,308
Subsidiary's preferred series A issued for cash														197,000	197,000
Subsidiary's preferred series B issued for cash														140,000	140,000
Subsidiary's common stock issued for purchase of Cyclechex, LLC				24										10,000	10,000
Subsidiary's common stock to be issued														1,067	1,067
Net Loss													(2,643,570)	(76,859)	(2,720,430)
Balance January 31, 2011	125	12,500	157	25	-	-	465,251,800	465,251	40,495,580	40,495	(2,118,309)	32,743,810	(34,028,969)	271,208	(2,612,947)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2011 AND 2010
(UNAUDITED)

	Nine Months Ended
	October 31
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,479,842)	$(2,897,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	54,329	107,356
Allowance for loss reserves	(36,459)	(97,576)
Change in warrant liability	(142,697)	-
Change in equity of subsidiary	262,275	-
Beneficial Conversion Discount	54,097	-
Equity based compensation	80,308	349,156
Stock based finance cost	375,288	224,713
Non cash derivative liability cost	454,612	-
Loss allocable to non-controlling interest	76,859	-
Shares issued upon conversion of C Preferred	(42)	-
(Increase) decrease in operating assets and liabilities:	-	-
Inventory	8,179	(142,319)
Interest receivable	3,758	17,370
Accounts receivable	(29,303)	(76,709)
Prepaid expenses and other assets	3,628	-
Restricted cash	72,709	149,290
Portfolio	7,555	34,618
Increase (decrease) in:	-	-
Deferred revenue/expenses	(151,345)	-
Accounts payable and accrued expenses	278,179	247,044
Net cash used in operating activities	(1,107,912)	(2,084,958)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net liquidation of leased vehicles	(7,922)	223,270
Net Liquidation of RISC contracts	690,578	1,285,020
Net cash provided by investing activities	682,656	1,508,290

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	973,985	120,000
Proceeds from sale of preferred stock	-	1,320,000
Payments to senior lender	(790,405)	(1,277,264)
Proceeds from convertible notes	253,540	443,800
Proceeds from other notes	3,000	-
Proceeds from related parties	-	14,000
Net cash provided by financing activities	440,120	620,536
Net Increase (decrease) in cash	$14,863	$43,868

Unrestricted cash and cash equivalents, beginning of period	$11,994	(54,350)
Unrestricted cash and cash equivalents , end of period	$26,857	$(10,482)

Cash paid for:
Interest	$164,371	$283,393
Income taxes	$1,961	$4,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2011 and for the three and nine month periods ended January 31, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2010 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

On December 10, 2008, the Company formed Sparta Funding, LLC (“Sparta Funding”), a Delaware limited liability company, for which the Company is the sole member. Sparta Funding was formed as a special purpose company to borrow funds, but was never utilized. Sparta Funding was dissolved in November 2010. In May 2010, the Company formed Specialty Reports, Inc, a Nevada Corporation (“SRI”), for the purpose of acquiring all of the assets of Cyclechex, LLC, a Florida limited liability company (“Cyclechex”). Cyclechex’s sole business was an e-commerce business which acquired the relevant motorcycle data and sold the data in the form of motorcycle history reports over the internet to consumers and dealers. As part of the transaction, the Company agreed to issue 24% of SRI common stock to the sole owner of Cyclechex.

The results of operations for the three and nine months ended January 31, 2011 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2011.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(UNAUDITED)

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(UNAUDITED)

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

ASC 740-10, “Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2010 or the three months or nine months ended January 31, 2011.

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
JANUARY 31, 2011
(UNAUDITED)

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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  At January 31, 2011 and April 30, 2010, the Company has no items of other comprehensive income.

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
JANUARY 31, 2011
(UNAUDITED)

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

Property and Equipment

Property and equipment are recorded at cost.  Minor additions and renewals are expensed in the year incurred.  Major additions and renewals are capitalized and depreciated over their estimated useful lives.  Depreciation is calculated using the straight-line method over the estimated useful lives.  Estimated useful lives of major depreciable assets are as follows:

Leasehold improvements	- 3 years
Furniture and fixtures	- 7 years
Website costs	- 3 years
Computer Equipment	- 5 years

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred.  During the nine months ended January 31, 2011 and the year ended April 30, 2010, the Company incurred $328 and $4,070 in advertising costs, respectively.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(UNAUDITED)

Per share basic and diluted net loss attributable to common stockholders amounted to $0.00 and $0.00 for the three months ended January 31, 2011 and 2010, respectively, and $0.00 and $0.01 for the nine months ended January 31, 2011 and 2010, respectively.  At January 31, 2011 and 2010, 157,815,866 and 61,737,102 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,643,570 and $4,238,353 during the nine months ended January 31, 2011 and the year ended April 30, 2010, respectively.  The Company had a negative net worth of $2,612,947 at January 31, 2011.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(UNAUDITED)

NOTE B – MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at January 31, 2011 and April 30, 2010 consist of the following:

	January 31,	April 30,
	2011	2010

Motorcycles and other vehicles	$515,705	$540,623
Less: accumulated depreciation	(231,322)	(219,492)
Motorcycles and other vehicles, net of accumulated depreciation	284,383	321,131
Less: estimated reserve for residual values	(14,889)	(15,865)

Motorcycles and other vehicles under operating leases, net	$269,494	$305,265

Depreciation expense for vehicles for the three and nine months ended January 31, 2011 was $13,885 and $44,670, respectively.  Depreciation expense for vehicles for the three and nine months ended January 31, 2010 was $19,489 and $69,358, respectively.

NOTE C – INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease.  Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis.  At January 31, 2011, the Company’s inventory of repossessed or returned vehicles valued at market was $6,443, which will be resold.

NOTE D – RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $1,202,895 and $1,893,474 at January 31, 2011 and April 30, 2010, respectively, including deficiency receivables of $58,293 and $34,250, respectively.  The following is a schedule by years of future principal payments related to these receivables.  Certain of the assets are pledged as collateral for the note described in Note F.

Year ending January 31,
2012	$58,293
2013	626,735
2014	423,319
2015	94,548
$1,202,895

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(UNAUDITED)

NOTE E – PROPERTY AND EQUIPMENT

Major classes of property and equipment at January 31, 2011 and April 30, 2010 consist of the followings:

	January31, 2011	April 30, 2010
Computer equipment, software and furniture	$191,247	$191,247
Less: accumulated depreciation and amortization	(173,483)	(163,824)
Net property and equipment	$17,764	$27,423

Depreciation and amortization expense for property and equipment was $3,220 and $9,659 for the three months and nine months ended January 31, 2011, respectively, and $17,919 for the year ended April 30, 2010.  Depreciation and amortization expense for the three and nine months ended January 31, 2010 were $3,889 and $14,460, respectively.

NOTE F – PURCHASED PORTFOLIO AND SECURED SENIOR NOTE

(a)
The Company finances certain of its leases through a third party.  The repayment terms are generally one year to five years and the notes are secured by the underlying assets.  The weighted average interest rate at January 31, 2011 is 10.48%.

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

The Company is obligated to pay any remainder of the Senior Secured Note by November 1, 2009 and has granted the lender a security interest in the Purchased Portfolio.  The due date of the note has been extended to May 1, 2011. Once the Company has paid $150,000 to the lender from Purchased Portfolio proceeds, the Company is obligated to pay fifty percent of all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales until the Company and the lender mutually agree the Purchase Portfolio has no remaining proceeds.

As of January 31, 2011, the Company carries the Purchased Portfolio at $26,004 representing its $100,000 cost, which is less than its estimated market value, less collections through the period.  On January 31, 2011, the note holder converted $50,000 principal amount of the note into 4,545,455 shares of the Company’s common stock which shares were classified as to be issued at January 31, 2011.The Company carries the liability for the Senior Secured Note at $41,736, which is net of note reductions.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(UNAUDITED)

At January 31, 2011, the notes payable mature as follows:

12 Months Ended
January 31,	Amount
2012	$78,337
2013	654,134
2014	401,183
2015	86,930
$1,220,584

Notes payable to Senior Secured lender at April 30, 2010 were $2,010,989.

NOTE G – NOTES PAYABLE

Notes Payable	January 31, 2011	April 30, 2010
Convertible notes (a)	$815,525	$280,000
Notes payable (b)	60,000	100,000
Bridge loans (c)	206,000	161,000
Collateralized note (d)	220,000	220,000
Convertible note (e)	103,399	103,399
Sub Total	$1,404,924	$864,399
Less Beneficial Conversion Discount	(67,570)	-
Total	$1,337,354	$864,399

(a)
As of January 31, 2011, the Company had outstanding convertible unsecured notes with an aggregate principal amount of $815,525, which accrue interest at rates ranging from 8% to 15% per annum.  The majority of the notes are convertible into shares of common stock, at the Company’s option, ranging from $0.01 to $0.021 per share.

During the nine months ended January 31, 2011, the Company sold to an accredited investor four notes for a total of $135,000, $25,000 of which plus $50,000, which the investor had purchased in the prior fiscal year, the investor converted into 7,564,618 shares of the Company’s common stock.  The remaining three of the notes, in the amounts of $25,000, $40,000 and $45,000 are convertible at the note holder’s option at a variable conversion price such that during the period during which the notes are outstanding, with one note convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”), and the other note convertible at the lower of (i) $0.02 per share or (ii) the Discount Conversion Rate; provided, however, that, the conversion rate is subject to adjustment upon a merger, consolidation or other similar event, and, if the Company issues or sells any shares of common stock for no consideration or for a consideration per share that is less than the conversion price of the note, or issues or grants convertible securities (including warrants, rights, and options but not including employee stock option plans), with an conversion price that is less than the conversion price of the note, then the conversion price of the note will immediately be reduced to the consideration per share received in such stock issuance or the conversion price of the convertible securities issuance. The Company has reserved up to 50,930,756 shares of its common stock for conversion pursuant to the terms of the three notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(UNAUDITED)

Another 10% note in the amount of $10,000 is convertible at $0.012 per share at the holder’s option.

During the nine months ended January 31, 2011, the Company sold to an accredited investor fifteen, one-year, unsecured notes in the aggregate amount of $537,350, of which $42,500 was repaid,  The notes bare 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. At the Company’s option, the notes are convertible into shares of common stock ranging from $0.01 to $0.018 per share. Additionally during this period, this investor converted $75,000 of notes payable into four million shares of the Company’s common stock, and the investor sold $75,000 principal amount of notes to a third party who exchanged the notes with the Company for three new one-year non-interest paying notes in the aggregate amount of $79,355.89.

The three, one-year, zero interest, notes in the initial principal amount of $79,355.89 are convertible at the holder’s option into shares of the company’s common stock as a conversion price equal to the lesser of: (a) $0.06 per share or (b) 60% of the average of the three lowest closing prices for the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the note.  Notwithstanding the forgoing, the conversion price shall be no lower than $0.005. In the event the notes are not paid when due, the interest rate is increased to eighteen percent until the note is paid in full.  During the nine month period ended January 31, 2011, the note holder converted $39,260 principal amount of notes into 5,100,473 shares of the Company’s common stock.

During the nine months ended January 31, 2011, three note holders holding $80,000 in notes (all of which had been classified as notes payable (b) at April 30, 2010) sold their notes and the accrued interest thereon to two accredited investors, and simultaneously, the Company then exchanged one “old” $25,000 note for a $25,000 new 0% one-year note convertible at the holder’s option into common stock at the lesser of $0.06 per share or sixty percent of the average of the three lowest closing prices of the Company’s common stock for the twenty successive trading days immediately preceding the day the holder elects to convert all or part of the note. In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full. The note holder converted this note into 1,915,226 shares of the Company’s common stock during the nine month period. Additionally, the Company exchanged with the other investor three “old” notes aggregating $55,000 for four new one-year 8% notes aggregating $81,947.94. The notes are convertible at the holder’s option at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock for the three trading days prior to the day on which the Company receives a Notice of Conversion. In the event the note is not paid when due, the interest rate is increased to twenty-four percent until the note is paid in full. During the nine month period ended January 31, 2011, the note holder converted $38,868 principal amount of notes into 3,167,034 shares of the Company’s common stock.

During the nine months ended January 31, 2011, the Company sold to two accredited investors each, a one-year, $25,000, 10% convertible note.  The notes are subject to a repayment schedule such that the principal amount of the notes shall be repaid monthly, on the fifth business day of the month commencing December 2010, from the lease commission income received by the Company from Vion Operations LLC in the prior month. The amount of such monthly repayment shall be the greater of: (i) ten (10%) of the lease commission income received by the Company from Vion Operations LLC in the prior month, or (ii) the amount in a schedule to the note. The notes are secured by a lien on the Company’s receivables from Vion.  Upon the occurrence of an event of default, the interest rate on the unpaid principal balance shall be increased to an annual rate of twenty (20%) percent. The note holders, at their option, may convert the principal plus accrued interest thereon at conversion price of $0.0163 per share. During the nine month period ended January 31, 2011, each of the note holders has been repaid $1,250 pursuant to the terms of the notes.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(UNAUDITED)

(b)
As of April 30, 2010, the Company had outstanding unsecured notes with an original principal amount of $100,000, which accrue interest ranging from 6% to 15% per annum, all of which were past due. In July 2010, $80,000 of these notes were purchased by a third party who exchanged the notes with the Company for new convertible notes all of which are current (see a above).  The remaining $20,000 note is current but is accruing interest at a default rate of 15% and is also accruing penalty shares at the rate of 20,000 shares per month and this note has been reclassified as a Bridge loan (see c). During the nine months ended January 31, 2011, the Company sold to seven accredited investors a total of $95,000 two month loans bearing interest at 12% and issued a total of 850,000 shares of restricted common stock valued at $22,500 as inducements for the loans.  All of the loans have been extended to May 1, 2011. The Company will issue an additional 850,000 shares of restricted common stock for such extensions. In December 2010, two of the note holders converted a total of $35,000 principal amount of notes into 7 shares of the Series B preferred stock of the Company’s subsidiary, Specialty Reports, Inc., and converted the interest on the notes into 104,450 shares of the Company’s common stock.

(c)
During the year ended April 30, 2007, the Company sold to five accredited investors bridge notes in the aggregate amount of $275,000. The bridge notes were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provided that 100,000 shares of the Company's unregistered common stock are to be issued as “Equity Kicker” for each $100,000 of notes purchased, or any prorated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days, in which event the lenders were entitled for “additional equity” equal to 60% of the “Equity Kicker” shares. In the event of default on repayment by the Company, the notes provided for a 50% increase in the “Equity Kicker” and the “Additional Equity” for each month, as penalty, that such default has not been cured, and for a 20% interest rate during the default period.  The repayments, in the event of default, of the notes are to be collateralized by certain security interest.  The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to September 30, 2009, with simple interest rate of 10%, and Additional Equity in the aggregate amount of 165,000 unregistered shares of common stock to be issued. Thereafter, the Company was in default on repayment of these notes.  During the year ended April 30, 2009, $99,000 of these loans was repaid and during 2010, $15,000 of these notes and accrued interest thereon was converted into approximately 463,000 shares of the Company’s common stock. The holders of the remaining notes agreed to contingently convert those notes plus accrued interest into approximately 8,000,000 shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on a senior credit facility.  In July 2010, the Company sold to an accredited investor a one week 10%, $25,000 note and issued 25,000 shares of its restricted common stock as inducement for the note.  The note is convertible at the holder’s option into shares of common stock at $0.005 per share. In the event the note is not paid when due, the interest rate is increased to twenty percent until the note is paid in full and the Company is required to issue 50,000 shares of common stock per month until the note is paid in full. During the quarter ending July 31, 2010 one $20,000 note (which was classified as Notes Payable (see b above) has been  reclassified as a Bridge Loan) was due August 8, 2009 and is accruing interest at a default rate of 15% and is also accruing penalty shares at the rate of 20,000 shares per month.  All of these notes have been extended to May 1, 2011.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(UNAUDITED)

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

(e)
On September 19, 2007, the Company sold to one accredited investor for the purchase price of $150,000 securities consisting of a $150,000 convertible debenture due December 19, 2007, 100,000 shares of unregistered common stock, and 400,000 common stock purchase warrants. The debentures bear interest at the rate of 12% per year compounded monthly and are convertible into shares of the Company's common stock at $0.0504 per share. The warrants may be exercised on a cashless basis and are exercisable until September 19, 2007 at $0.05 per share. In the event the debentures are not timely repaid, the Company is to issue 100,000 shares of unregistered common stock for each thirty day period the debentures remain outstanding. The Company has accrued interest and penalties as per the terms of the note agreement.  In May 2008, the Company repaid $1,474 of principal and $3,526 in accrued interest. Additionally, from April 26, 2008 through April 30, 2009, a third party to the note paid, on behalf of the Company, $41,728 of principal and $15,272 in accrued interest on the note, and the note holder converted $3,399 of principal and $6,601 in accrued interest into 200,000 shares of our common stock.  This note has been extended to May 1, 2011.

NOTE H – LOANS PAYABLE TO RELATED PARTIES

As of January 31, 2011, aggregated loans payable, without demand and with no interest, to officers and directors were $386,760.  At January 31, 2011 and April 30, 2010, included in accounts receivable, are $10,190 and $169, respectively, due from American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer.

NOTE I – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 stated value per share, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 750,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of January 31, 2011 and April 30, 2010, respectively.  The Company had 157 and 157 shares of Series B preferred stock issued and outstanding as of January 31, 2011 and April 30, 2010, respectively.  The Company had no and 42,000 shares of Series C preferred stock issued and outstanding as of January 31, 2011 and April 30, 2010, respectively.  The Company has 465,250,588 and 392,782,320 shares of common stock issued and outstanding as of January 31, 2011 and April 30, 2010, respectively.

Preferred Stock, Series A

During the quarter ended January 31, 2011, there were no transactions in Series A Preferred, however, at January 31, 2011, there were $4,354 of accrued dividends payable on the Series A Preferred, compared to the accrual of $3,781 at April 30, 2010.  At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(UNAUDITED)

Preferred Stock, Series B

During the quarter ended January 31, 2011, there were no transactions in Series B Preferred Stock, however, at January 31, 2011, there were $215,134 of accrued dividends payable on the Series B Preferred, payable in Series B stock, compared to the accrual of $96, 415 at April 30, 2010.

Preferred Stock Series C

During the quarter ended January 31, 2011, all of the outstanding shares of Series C Preferred were converted into 7,328,820 shares of the Company’s Common Stock.

Common Stock

During the nine months ended January 31, 2011 and the nine months ended January 31, 2010, the Company expensed $140,863 and $372,428, respectively, for non-cash charges related to stock and option compensation expense.

During the nine months ended January 31, 2011, the Company:

•	issued 20,959,208 shares of its common stock upon the conversion of $191,473 of notes and interest payable, 104,450 of the shares were classified as to be issued,
•	issued 7,735,419 shares of common stock which had been accrued in the prior fiscal year, and 4,665,760 shares which had been accrued in the second quarter of this fiscal year,
•	sold and issued 1,815,000 shares of common stock for $25,000 and issued three year warrants to purchase 1,815,000 shares of common stock at $0.07 per share,
•	sold 28,313,333 shares of common stock for $288,880, 12,000,000 of the shares were classified as to be issued at January 31, 2011,
•
issued, pursuant to notes and penalty provisions of notes, 19,510,000 shares of unregistered common stock, valued at $126,938. 4,022,000 of the shares were classified as shares to be issued at January 31, 2010,

•
issued to members of its Advisory Council and pursuant to three consulting agreements a total of 12,400,000 shares of its common stock valued at $178,200, 1,000,000 ($18,000) of the shares had been accrued in the prior year,

•	issued, pursuant to prior agreements with two creditors, 1,402,356 shares of common stock,
•
issued to stock options, exercisable at $0.025 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2011, and 40% on May 12, 2011, to the following officers and directors:  Anthony Havens, 6,672,500 options; Kristian Srb, 2,465,000 options; Richard Trotter, 4,016,250 options; Jeffrey Bean, 956,000 options; Anthony Adler, 3,995,000 options; and Sandra Ahman, 3,145,000 options,

•
issued to five employees under the Company’s 2005 Stock Incentive Compensation Plan options to purchase a total of 2,450,000 shares of common stock at $0.022 per share until December 1, 2018, subject to vesting at the rate of 40% on the grant date, 20% on December 1, 2011, 20% on December 1, 2012 and 20% on December 1, 2013,

•
issued, pursuant to agreements, to four consultants 13,210,000 shares of restricted common stock valued at $233,280, 750,000 of the shares were classified as shares to be issued at October 31, 2010, and

•	issued 4,545,455 shares of common stock upon conversion of $50,000 principal amount of a $91,736 note which shares were classified as to be issued at January 31, 2011.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(UNAUDITED)

During the nine months ended January 31, 2011:

•
the Company formed a new subsidiary, Specialty Reports, Inc., a Nevada corporation, and in May 2010, a 24% equity interest in Specialty Reports was issued in consideration of substantially all of the assets of Cyclechex, LLC, a Florida limited liability company, and

•
the Company’s majority owned subsidiary, Specialty Reports, Inc., sold 39.4 shares of its Series A Preferred stock to twelve accredited investors for $197,000.  The Series A Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,632 shares of Specialty Reports, Inc common stock, or 277,778 shares of Sparta Commercial Services common stock, and, Specialty Reports, Inc. sold 28 shares of its Series B Preferred stock to seven accredited investors for $140,000.  The Series B Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,222 shares of Specialty Reports, Inc common stock, or 200,000 shares of Sparta Commercial Services common stock.

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

During the nine months ended January 31, 2011, SRI sold 39.4 shares of its Series A Preferred stock to twelve accredited investors for $197,000.  The Series A Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,632 shares of Specialty Reports, Inc common stock, or 277,778 shares of Sparta Commercial Services common stock, and, SRI sold 28 shares of its Series B Preferred stock to five accredited investors for $140,000.   The Series B Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by SRI at any time after one year. Each share is convertible at the holder’s option at any time into either 2,222 shares of SRI common stock, or 200,000 shares of Sparta Commercial Services common stock.

For the nine months ended January 31, 2011, the noncontrolling interest is summarized as follows:

Amount
Balance at May 1, 2010	$-
Issuance of Series A Preferred Stock	197,000
Issuance of Series B Preferred Stock	140,000
Issuance of SRI Common stock for purchase of Cyclechex, LLC	10,000
Preferred and common shares to be issued	1,067
Noncontrolling interest’s share of losses	(76,859)
Balance at January 31, 2011	$271,208

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(UNAUDITED)

NOTE K – FAIR VALUE MEASUREMENTS

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

The table below summarizes the fair values of our financial liabilities as of January 31, 2011:

	Fair Value at
	January 31,	Fair Value Measurement Using
	2011	Level 1	Level 2	Level 3
Derivative liability	$454,612	-	-	$454,612

	$454,612	-	-	$454,612

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liabilities) for the three months ended January 31, 2011:

2011
Balance at April 30, 2010	$-
Additions to derivative instruments	148,687
Change in fair value of warrant liability	305,925

Balance at January 31, 2011	$454,612

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(UNAUDITED)

NOTE  L – SUBSEQUENT EVENTS

In February and March 2011, the Company:

•	issued 250,000 shares of restricted common stock, valued at $4,750, in consideration for the extension of the due date of a note,
•	issued 3,100,000 shares of restricted common stock, valued at $37,850, pursuant to consulting agreements,
•	issued 980,392 shares of common stock upon the conversion of $10,000 principal amount of one of the Company’s 8% notes,
•
issued 1,304,348 shares of common stock upon the conversion of $15,000 principal amount of one of the Company’s 8% notes and 86,957 shares of common stock upon the conversion of $1,000 of interest payable,

•	issued 592,000 shares of restricted common stock, valued at $10,330, to three note holders pursuant to provisions of their notes,
•	sold to one accredited investor a total of 10,850,000 shares of restricted common stock for $108,500,
•	borrowed $50,000 in the form of a one-year, 8% note, convertible at the Company’s option at $0.012 per share, and
•
borrowed $35,000 in the form of a one-year, 8% note, convertible at the holder’s option at Variable Conversion Price equal to 58% multiplied by the average of the three lowest closing bid prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the date the shares are converted.

In February 2011, the Company’s subsidiary, Specialty Reports, Inc, sold 2 shares of its Series B Convertible Preferred stock to an accredited investor for $10,000.

NOTE M – GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying,  unaudited, condensed financial statements during the period January 1, 2001 (date of inception) through January 31, 2011, the Company incurred loss of $34,028,969.  Of these losses, $2,643,570 was incurred in the nine months ending January 31, 2011 and $2,897,902 in the nine months ending January 31, 2010.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended January 31, 2011 to the Three Months Ended January 31, 2010

For the three months ended January 31, 2011 and 2010, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $109,951 during the three months ended January 31, 2011 as compared to $161,086 during the three months ended January 31, 2010.  Current period revenue was comprised of $27,775 in lease revenue, $51,310 in interest income from RISC loans, and $30,866 in other income.  Prior period revenue was comprised of $36,017 in lease revenue, $100,511 in interest income from RISC loans, and $24,557 in other income.  This decline in revenues was due to the continued run-off of our RISC loan portfolio which declined $194,117 (14.9%) in the quarter while we had a nominal $5,570 (2.1%) increase in our lease portfolio.  Prior period RISC portfolio run-off was $305,151 (13%) while the lease portfolio declined $127,831 (27%).  This run-off of our portfolios will continue until we are able to obtain one or more new credit facilities with which to commence underwriting for own account.

Costs and Expenses

General and administrative expenses were $684,528 during the three months ended January 31, 2011, compared to $681,129 during the three months ended January 31, 2010, essentially unchanged.  Expenses incurred during the current three month period consisted primarily of the following expenses: compensation and related costs, $286,891; accounting, audit and professional fees, $40,068; consulting fees, $48,863; rent, utilities and telecommunications expenses $114,964; travel and entertainment, $10,293; and stock based compensation, $118,923.  Expenses incurred during the comparative three month period in 2010 consisted primarily of the following expenses: compensation and related costs, $336,995; accounting, audit and professional fees, $48,338; consulting fees, $53,497; rent, utilities and telecommunication expenses $113,411; travel and entertainment, $11,106; and stock based compensation, $41,401.

Net Loss

We incurred a net loss before preferred dividends of $733,705 for our three months ended January 31, 2011 as compared to $857,306 for the corresponding interim period in 2010, a $123,601 or 14.4% decrease.  The decrease in our net loss before preferred dividends for our three month interim period ended January 31, 2011 was attributable primarily to a $51,135 or 31.7% decrease in revenue which was partially offset by a $91,903 or 11.6% decrease in operating expenses and a $83,618 or 37.2% decrease in interest expense and financing costs. This loss was partially off-set by the $12,252 loss attributed to non-controlling interest.

The Company’s policy is to repossess any loans or leases which are 90 days past due and to write off accounts which are over 120 days past due. At January 31, 2011, the Company’s delinquent accounts 60 days or more past due were 9.8% of the outstanding balance as compared to 1.69% at January 31, 2010 and 3.02% at April 30, 2010. This trend in increasing delinquencies reflects both the continued run-off of the portfolios and the general economic climate.

During the quarter ended January 31, 2011, the Company charged off $48,312 of accounts over 120 days representing a loss of 0.78% of the average outstanding combined lease and loan portfolios for the period. For the three months ended January 31, 2010 the equivalent charge offs were $93,117 or 0.85% of the average outstanding combined lease and loan portfolios for the period. While comparable period charge-offs declined slightly on a percentage basis, the current period increase in delinquencies over 60 days indicate that charge-offs may increase in subsequent periods. The Company maintains loss reserves of 8% and 5% for our RISC loan and lease portfolios, respectively, which we believe are adequate.

We also incurred non-cash preferred dividend expense of $86,481 for our three month period ended January 31, 2011, with a dividend expense of $22,876 in the corresponding interim period of 2010.  The increase in preferred dividend expense was attributable to the under-accrual of series B Preferred stock during the prior quarters. To correct this, an additional accrual of $46,718 was debited during the quarter.

Our net loss attributable to common stockholders decreased to $807,934 for our three month period ended January 31, 2011 as compared to $880,182 for the corresponding period in 2010.  The $72,248 or 8.2% decrease in net loss attributable to common stockholders for our three month period ended January 31, 2011 was due primarily to the 11.6% decrease in operating expenses and a $83,618 or 37.2% decrease in interest expense and financing costs.

Comparison of the Nine Months Ended January 31, 2011 to the Nine Months Ended January 31, 2010

For the nine months ended January 31, 2011 and 2010, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $406,147 during the nine months ended January 31, 2011 as compared to $566,436 during the nine months ended January 31, 2010.  Current period revenue was comprised of $85,784 in lease revenue, $190,797 in interest income from RISC Loans and $129,566 of other income.  Prior period revenue was comprised of $135,327 in lease revenue, $355,269 in interest income from RISC Loans and $75,839 in other income. This decline in revenues was due to the continued run-off of our RISC loan portfolio which declined $655,095 (37.2%) in the nine months while our lease portfolio declined $34,986 (11.5%) in the same period. Prior period RISC portfolio run-off was $1,202,476 (58.8%) while the lease portfolio declined $277,597 (44.6%). This run-off of our portfolios will continue until we are able to obtain one or more new credit facilities with which to commence underwriting for own account.

Costs and Expenses

General and administrative expenses were $2,048,283 during the nine months ended January 31, 2011, compared to $2,114,152 during the nine months ended January 31, 2010, a decrease of $65,869, or 3.12%.  Expenses incurred during the current nine month period consisted primarily of the following expenses: compensation and related costs, $860,287; accounting, audit and professional fees, $190,724; consulting fees, $126,322; rent, utilities and telecommunication expenses $302,204; travel and entertainment, $32,327; and non-cash stock based compensation, $339,588.  Expenses incurred during the comparative nine month period in 2010 consisted primarily of the following expenses: compensation and related costs, $978,275; accounting, audit and professional fees, $337,382; consulting fees, $120,322; rent, utilities and telecommunication expenses $314,252; travel and entertainment, $30,326; and non-cash stock based compensation, $186,685.

For the nine months ended January 31, 2011, we incurred a non-cash charge of $140,863 related to shares of common stock and warrants issued for financing cost and a non-cash charge of $379,235 for change in derivative liability.  For the nine months ended January 31, 2010, we incurred a non-cash charge of $334,928 related to shares of common stock and warrants issued for financing cost and $37,500 for debt offer expense.

Net Loss

We incurred a net loss before preferred dividends of $2,479,842 for our nine months ended January 31, 2011 as compared to $2,855,164 for the corresponding interim period in 2010.  The $375,322 or 13.15% decrease in our net loss before preferred dividends for our nine month interim period ended January 31, 2011 was attributable to:  a $160,288, 28.3%, decrease in revenue; a $65,869, 3.12% decrease in general and administrative expenses; a $296,577, 84.52% decrease in depreciation and amortization;  a $320,834, 54.9% decrease in interest expense: a 231,565, 62.2% decrease in non-cash financing costs; and a 379,235 increase in derivative liability which category was not required in the comparable period in 2010. The net loss was partially off-set by $76,859 loss attributed to non-controlling interest which was not recognized in the similar period last year as it was not significant.

During the nine months ended January 31, 2011, the Company charged off $101,523 of accounts over 120 days representing a loss of 1.39% of the average outstanding combined lease and loan portfolios for the period. For the nine months ended January 31, 2010 the equivalent charge offs were $257,026 or 1.94% of the average outstanding combined lease and loan portfolios for the period. While comparable period charge-offs declined slightly on a percentage basis, the current period increase in delinquencies over 60 days indicate that charge-offs may increase in subsequent periods. The Company maintains loss reserves of 8% and 5% for our RISC loan and lease portfolios, respectively, which we believe are adequate.

We also incurred non-cash preferred dividend expense of $240,588 for our nine month period ended January 31, 2011 as compared with a non-cash expense of $42,738 in the corresponding interim period of 2010.  The increase in preferred dividend expense was attributable to the $121,310 under accrual of preferred dividend during the same period last year which was recognized in the current nine month period.

Our net loss attributable to common stockholders decreased to $2,643,570 for our nine month period ended January 31, 2011 as compared to $2,897,902 for the corresponding period in 2010.  The $254,322 decrease in net loss attributable to common stockholders for our nine month period ended January 31, 2011 was due to the decrease in net loss and the increase in preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2011, we had a negative net worth of $2,612,947.  We generated a deficit in cash flow from operations of $1,107,912 for the nine months ended January 31, 2011.  This deficit is primarily attributable to our net loss from operations of $2,479,842, partially offset by depreciation and amortization of $54,329, other non-cash charges totaling $1,047,424, loss allocable to non-controlling interest of $76,859, and to changes in the balances of current assets and liabilities.  Accounts payable and accrued expenses increased by $278,179, receivables decreased $25,545, inventory decreased $8,179, portfolio assets declined by $7,555, and deferred revenue and expenses decreased by $151,345.

Cash flows provided by investing activities for the nine months ended January 31, 2011 was $682,656 primarily due to the net proceeds of RISC contracts of $690,578 and payments for motorcycle and vehicle leases of $7,922.

We met our cash requirements during the nine month period through net proceeds from the sale of common and preferred equity in the amount of $973,985, and convertible notes of $253,540.  We made payments on senior secured debt financing of $790,405.  Additionally, we have received limited revenues from leasing and financing motorcycles and other vehicles, fees from our municipal lease program, and from our subsidiary, Specialty Reports, Inc., and our Preferred Provider Program.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At January 31, 2011 we had 10 full time employees.  If we are able to fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months.  As we continue to expand, we will incur additional cost for personnel.  This projected increase in personnel is dependent upon our obtaining sources of financing originating loans and leases and generating revenues there from.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

We continue seeking additional financing, which may be in the form of senior debt, subordinated debt or equity. There is no guarantee that we will be successful in raising the funds required to support our operations.  We estimate that we will need approximately $2,000,000 in addition to our normal operating cash flow to conduct operations during the next twelve months. In September 2010 we entered into an initial $5 million motorcycle lease purchase facility with a subsidiary of a major fund. We are presently in negotiations with this fund to initiate an automobile lease purchase facility. Based on the above, on capital received from equity financing to date, we believe that we have a reasonable chance to raise sufficient capital resources to meet projected cash flow deficits through the next twelve months.  There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

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

RECENT ACCOUNTING PRONOUNCEMENT

See Note A to the unaudited condensed consolidated financial statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

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

We have an operating history of losses.

Through our fiscal year ended April 30, 2010, we have generated cumulative sales revenues of $4,010,634, have incurred significant expenses, and have sustained significant losses. Our net loss for the year ended April 30, 2010 was $4,141,179 (after $1,558,078 in non-cash charges).  As of April 30, 2010, we had a deficit net worth of $1,603,763. Through our third quarter ended January 31, 2011, we have generated cumulative sales revenues of $4,416,781, have incurred significant expenses, and have sustained significant losses. Our net loss for the nine months ended January 31, 2011 was $2,643,570 (after $760,686 in non-cash charges and dividends).  As of January 31, 2011, we had a deficit net worth of $2,612,947.

We have an agreement for a credit line with an institutional lender, who has acquired preferences and rights senior to those of our capital stock and placed restrictions on the payment of dividends.  This line had been terminated.

In July 2005, we entered into a secured senior credit facility with New World Lease Funding for a revolving line of credit.  New World received a security interest in substantially all of our assets with seniority over the rights of the holders of our preferred stock and our common stock.  Until the security interests are released, those assets will not be available to us to secure future indebtedness.  Presently, New World is not extending new loans and is in liquidation.  However, we are not in default of our agreement with them. As of January31, 2011, we owed New World an aggregate of $1,178,848 (which is secured by $1,488,063 of consumer Retail Installment Sales Contracts and Leases and $73,102 of restricted cash) to New World.  In granting the credit line, New World also required that we meet certain financial criteria in order to pay dividends on any of our preferred shares and common shares.  We may not be able to repay our outstanding indebtedness under the credit line.

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

In May 2010, our subsidiary, Specialty Reports, Inc. purchased the majority interest in a small internet based company, Cyclechex, LLC, and we may be unable to successfully incorporate its products into our business model.

Cyclechex LLC was engaged in the business of selling, via the internet, information describing the title history of motorcycles. Since May 2011, we have devoted a substantial amount of the Company’s resources to improving the amount and quality of the data offered, the Cyclechex web site, launched a new but similar product RV Checks, attracted affiliates to the web sites all with the aim to be defacto go to sites for motorcycle and RV data. To date, Specialty Reports, Inc has operated at a loss. There can be no assurance that we can achieve this goal or that even if we do, that these products will be profitable.

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

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock.  As of January 31, 2011, we have two series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

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

During the three months ended January 31, 2011, the Company sold to an accredited investor five one-year, unsecured notes in the aggregate amount of $162,500.  The notes bare 8% simple interest, payable in cash or shares at the Company’s option, with principal and accrued interest payable at maturity. At the Company’s option, the notes are convertible into shares of common stock at $0.01 per share. One note in the amount of $42,500 was repaid in December 2010.

During the three months ended January 31, 2011, the Company sold to each of two accredited investors a $25,000, 10%, one-year convertible promissory notes. The notes are convertible at the option of the holder at $0.0163 per share. Additionally, the notes are subject to a mandatory monthly repayment schedule, and the note holders are secured by certain revenue receipts from the Company’s subsidiary, Specialty Reports, Inc.

During the three months ended January 31, 2011, the Company sold to one accredited investor two notes totaling $85,000 of nine month, 8% notes convertible at the holder’s option into such number of shares of the Company’s common stock as determined by a forty-two percent discount from the average of the three lowest closing prices of the Company’s common stock for the ten trading days immediately preceding the day the holder notices the Company of its intent to convert.  The conversion price is subject to standard anti-dilutive provisions. The Company has reserved up to 46,502,457 shares of its common stock in the event of conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full.

During the three months ended January 31, 2011, the Company sold to four accredited investors 20,250,000 shares of common stock for $202,500 of which 8,865,000 shares were classified as to be issued at January 31, 2011.

During the three months ended January 31, 2011, three note holders converted $69,679 of notes into 7,115,592 shares of common stock.

During the three months ended January 31, 2011, two note holders converted a total of $35,000 of notes into 7 shares of Series B Preferred stock of the Company’s majority owned subsidiary, Specialty Reports, Inc., and converted the interest due on the notes into 104,450 shares of the Company’s common stock which shares are classified as to be issued at January 31, 2011.

During the three months ended January 31, 2011, all of the outstanding shares of the Company’s Series C Preferred stock were converted into 7,328,820 shares of common stock.

During the three months ended January 31, 2011, the Company issued, pursuant to two consulting agreements an aggregate of 3,560,000 shares of its common stock valued at $64,080.

During the three months ended January 31, 2011, the Company agreed to issue to two consultants 750,000 shares of its common stock, valued at $15,000, which shares are classified as to be issued at January 31, 2011.

During the three months ended January 31, 2011, the Company issued 850,000 shares to existing note holders in consideration of the extension of the maturity dates of notes.

In January 2011, a note holder converted $50,000 principal amount of a $91,736 note into 4,545,455 shares of common stock which shares are classified as to be issued at January 31, 2011.

In February 2011, the Company issued 250,000 shares of restricted common stock, valued at $4,750, in consideration for the extension of the due date of a note issued in September 2010.

In February and March 2011, the Company issued 3,100,000 shares of restricted common stock, valued at $37,850, to consultants pursuant to consulting agreements dated June 1, 2010.

In February 2011, the Company issued 980,392 shares of common stock upon the conversion of $10,000 principal amount of one of the Company’s 8% notes issued in July 2010.  In March 2011, the Company issued 1,304,348 shares of common stock upon the conversion of $15,000 principal amount of one of the Company’s 8% notes issued in July, 2011, and 86,957 shares of common stock upon the conversion of $1,000 of interest payable.

In February and March 2011, the Company issued a total of 592,000 shares of restricted common stock, valued at $10,330, to three note holders pursuant to late payments provisions of their notes entered into in prior fiscal years.

In February and March 2011, the Company sold to one accredited investor a total of 10,850,000 shares of restricted common stock for $108,500.

In February 2011, the Company borrowed $50,000 in the form of a one-year, 8% note, convertible at the Company’s option at $0.012 per share.

In March 2011, the Company borrowed $35,000 in the form of a one-year, 8% note, convertible at the holder’s option at 58% multiplied by the average of the three lowest closing bid prices for the Company’s common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company.

In February 2011, the Company’s subsidiary, Specialty Reports, Inc, sold 2 shares of its Series B Convertible Preferred Stock to an accredited investor for $10,000.  Each Series B share is convertible at the holder’s option at any time into either 2,222 shares of Specialty Reports, Inc. common stock, or 200,000 shares of Sparta Commercial Services common stock.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: March 22, 2011	By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: March 22, 2011	By:	/s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer