Form 10-Q/A
period 2011-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2011-04-26
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q/A
FOR THE QUARTER ENDED JANUARY 31, 2011

INTRODUCTORY NOTE

This report on Form 10-Q/A (the “Amendment”) revises our Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 to discuss impact of ASU 2010-20, Receivables (Topic 310) in the Note D to the financial statements and to add a description of ASU 2010-20, Receivables (Topic 310) , to the Recent Accounting Pronouncements section of the notes to the financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$26,856	$11,994
RISC loan receivables, net of reserve of $96,517 and $132,000, respectively (NOTE D)	1,106,378	1,761,474
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $231,322 and $219,492 respectively, and loss reserve of $14,889 and $15,865, respectively (NOTE B)	269,494	305,265
Interest receivable	23,014	26,772
Purchased Portfolio (NOTE G)	26,004	33,559
Accounts receivable	127,625	98,322
Inventory (NOTE C)	6,443	14,622
Property and equipment, net of accumulated depreciation and amortization of $173,483 and $163,824, respectively (NOTE E)	17,764	27,423
Prepaid Expenses	147,296	0
Good will	10,000
Restricted cash	73,624	146,333
Other Assets	-	3,628
Deposits	48,967	48,967
Total assets	$1,883,465	$2,478,358

LIABILITIES AND DEFICIT

Liabilities:

Accounts payable and accrued expenses	$1,023,285	$794,811
Senior Secured Notes Payable (NOTE F)	1,220,584	2,010,989
Notes Payable Net of Beneficial Conversion Feature of $60,902 and 0, respectively (NOTE G)	1,337,354	864,399
Loans payable-related parties (NOTE H)	386,760	383,760
Other liabilities	70,217	20,513
Derivative Liabilities	454,612	0
Deferred revenue	3,600	7,650
Total liabilities	4,496,411	4,082,121

Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred Stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 157 shares issued and outstanding, respectively	1	1
Preferred Stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 42,000 shares issued and outstanding, respectively	-	42
Common stock, $.001 par value; 750,000,000 shares authorized, 465,250,800 and 392,782,210 shares issued and outstanding, respectively	465,251	392,782
Common stock to be issued, 40,495,585 and 23,967,965, respectively	40,496	23,967
Preferred Stock B to be issued, 5.4 and 0 shares, respectively	-	-
Subsidiary Common and Preferred Stock to be issued	1,067	-
Additional paid-in-capital	32,743,810	31,470,653
Subscriptions Receivable	(2,118,309)	(2,118,309)
Accumulated deficit	(34,028,971)	(31,385,400)
Total deficiency in stockholders' equity	(2,884,155)	(1,603,763)
Noncontrolling interest	271,208
Total Deficit	(2,612,947)	(1,603,763)
Total Liabilities and Deficit	$1,883,465	$2,478,358

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

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2011

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Common Stock to be issued		Subscription	Additional Paid in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance, April 30, 2010	125	12,500	157	1	42,000	42	392,782,210	392,782	23,966,965	23,967	(2,118,309)	31,470,654	(31,385,399)	-	(1,603,763)
Preferred Dividend												240,028			240,028
Beneficial conversion discount												121,667			121,667
Reclassification of warrant liability												(142,697)			(142,697)
Sale of Stock							22,453,512	22,452	11,483,710	11,484		344,783			378,719
Shares issued for financing cost							4,469,000	4,469	645,000	645		111,454			116,568
Shares issued for conversion of notes & interest							20,854,776	20,855	4,649,905	4,649		282,774			308,278
Stock Compensation							15,960,000	15,960	(250,000)	(250)		243,570			260,309
Shares issued for accounts payable							1,402,356	1,402				(1,402)			(0)
Conversion of Series C Preferred Stock					(42,000)	(42)	7,328,820	7,328				(7,328)			-
Employee options expense												80,308			80,308
Subsidiary's preferred series A issued for cash														197,000	197,000
Subsidiary's preferred series B issued for cash														140,000	140,000
Subsidiary's common stock issued for purchase of Cyclechex, LLC				24										10,000	10,000
Subsidiary's common stock to be issued														1,067	1,067
Net Loss													(2,643,570)	(76,859)	(2,720,430)
Balance January 31, 2011	125	12,500	157	25	-	-	465,250,800	465,250	40,495,580	40,495	(2,118,309)	32,743,810	(34,028,969)	271,208	(2,612,947)

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

In July 2010, the FASB issued Accounting Standards Update ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which required more information about credit quality. The ASU introduces the term “financing receivables”, which includes loans, trade accounts receivable, notes receivable, credit cards, leveraged leases, direct financing leases, and sales-type leases. The term does not include receivables measured at fair value or the lower of cost of fair value and debt securities among others. It also defines two levels of disaggregation for disclosure: portfolio segment and class of financing receivables. A portfolio segment is defined as the level at which an entity determines its allowance for credit losses. A class of financing receivable is defined as a group of finance receivables determined on the basis of their initial measurement attribute (i.e., amortized cost of purchased credit impaired), risk characteristics, and an entity’s method for monitoring and assessing credit risk. The ASU requires an entity to provide additional disclosures including, but not limited to, a roll forward schedule of the allowance for credit losses (with the ending allowance balance further disaggregated based on impairment methodology) and the related ending balance of the finance receivable presented by portfolio segment, and the aging of past due financing receivables at the end of the period, the nature and extent of troubled debt restructurings that occurred during the period and their impact on the allowance for credit losses, the nature and extend of troubled debt restructurings that occurred within the last year, that have defaulted in the current reporting period, and their impact on the allowance for credit losses, the nonaccrual status of financing receivables, and impaired financing receivables, presented by class. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010 for public companies. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning after December 15, 2010 for public companies. We adopted this pronouncement as disclosed in Note D.

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
$1,202,895

We consider our portfolio of retail (RISC) loan  receivables to be homogenous and consist of a single segment and class.  Consequently we analyze credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator.

We consider an RISC contract delinquent when an obligor fails to make a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included.  The following table summarizes the delinquency status of finance receivables as of January 31, 2011 and April 30, 2010:

	January 31,	April 30,
	2011	2010
		Audited
Delinquency Status
Current	$997,684	$1,693,698
31-60 days past due	79,784	98,831
61-90 days past due	54,112	63,305
91-120 days past due	13,022	3,389
	1,144,602	1,859,223
Paying deficiency receivables*	58,293	34,250
	$1,202,895	$1,893,473

* Paying deficiency are receivables resulting from RISC contract terminations which were terminated for less than the required termination amount and on which the customer is making payments pursuant to written or oral agreements with the Company. The Company’s policy is to write-off any deficiency receivable over 120 days old and on which the customer has not made any payments in the last 120 days.

RISC receivables totaling $40,855 and $33,426 at January 31, 2011 and April 30, 2010, respectively, have been placed on non-accrual status because of their bankruptcy status.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(UNAUDITED)

The following table presents a summary of the activity for the allowance for credit losses, for the nine months and year ended January 31, 2011 and April 30, 2010, respectively:

	Nine Months	Year
	Ended	Ended
	January 31,	April 30,
	2011	2010
		Audited

Balance at beginning of year	$132,000	$235,249
Provision for credit losses	-	91,500
Charge-offs	(35,483)	(194,749)
Recoveries*	-	-
Balance at end of period	$96,517	$132,000

* Recoveries are credited to deficiency receivables

Excluded from RISC receivables are contracts that were previously classified as RISC receivables but were reclassified as inventory because we have repossessed the vehicles securing the RISC Contracts.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is included in the allowance for credit losses:

	Nine Months	Year
	Ended	Ended
	January 31,	April 30,
	2011	2010
		Audited

Gross balance of repossessions in inventory	$31,926	$51,749
Allowance for losses on repossessed inventory	(25,483)	(37,127)
Net repossessed inventory	$6,443	$14,622

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

For the nine months ended January 31, 2011, the noncontrolling interest is summarized as follows:

Amount
Balance at May 1, 2010	$-
Issuance of Series A Preferred Stock	197,000
Issuance of Series B Preferred Stock	140,000
Issuance of SRI Common stock for purchase of Cyclechex, LLC	10,000
Noncontrolling interest’s share of losses	(76,859)
Preferred and common shares to be issued	1,067
Balance at January 31, 2011	$271,208

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

The table below summarizes the fair values of our financial liabilities as of January 31, 2011:

	Fair Value at	Fair Value Measurement Using
	January 31,
	2011	Level 1	Level 2	Level 3
Derivative liability	$454,612	-	-	$454,612

	$454,612	-	-	$454,612

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

In February  2011, the Company borrowed $50,000 \ in the form of a, one-year, 8% note, convertible at the Company’s option at $0.012 per share.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: April 26, 2011	By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: April 26, 2011	By:	/s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer