Form 10-K
period 2011-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2011-08-15
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, on October 31, 2010 was $5,809,841.

As of July 31, 2011, we had 541,566,723 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPARTA COMMERCIAL SERVICES, INC.

PART I

ITEM 1.                 BUSINESS

General Overview

Sparta Commercial Services, Inc. ("Sparta" "we," "us," or the "Company") is a Nevada corporation. Historically, we were an independent financial services provider, offering consumer retail installment sales contracts and both consumer and commercial lease financing to the powersports industry. During the fiscal year ended April 30, 2011, we formed Specialty Reports, Inc to provide vehicle history reports and mobile cell phone (“mobile apps”) to consumers and powersports dealers.

Our offices are located at 462 Seventh Avenue, 20th Floor, New York, NY 10018, telephone number:  (212) 239-2666. We maintain a website at www.spartacommercial.com.

Our Business

We are a now diversified company specializing in providing services to the powersports industry. We operate through two divisions: Specialty Reports and Financial Services.

Specialty Reports, formed in 2010, currently has four product offerings which are divided into two groups: the mobile applications group and the vehicle history report group.

The mobile applications group is currently marketing Specialty Mobile Apps, which is a customizable modular mobile application engine  developed for powersports and automobile dealers that allows them to login to our website and build their own custom dealer mobile application “mobile app”  in no time at all. Dealers can upload images, choose colors, customize the items displayed, and create a fully branded experience. Once created, the mobile application is generated, packaged, and made available on-line to the dealer's customers through the Apple iPhone App Store and the Android App Market. Additionally, as we build new features, and support more devices, customers will also be able to take advantage of these new platforms and features as well.

The vehicle history report group is currently marketing: Cyclechex Motorcycle History Reports©, RVchecks™, RV History Reports, and CarVin Car History Reports. These reports contain extremely valuable information for consumers, dealers, insurers, auction houses, and lenders, about whether a specific pre-owned vehicle has been in an accident or crash, the number of previous owners, the last recorded odometer reading, any salvage or damaged titles, the manufacturer’s original equipment, OEM recall data, and more. For consumers looking to buy a pre-owned vehicle or a retail vehicle dealer considering a trade-in or the purchase of other used vehicle, a Cyclechex Motorcycle History Report, RVchecks RV History Report or a CarVin Car History Report can be invaluable.  For those dealers who want to provide a higher level of confidence to a potential buyer about the true condition of the vehicle being considered for purchase, these reports are an outstanding sales support tool. We assemble the data for these reports from multiple sources, including, but not limited to, governmental agencies in order to provide the most current information available for the benefit of all interested parties. With a “no-hassle,” 100% money-back guarantee, and at only a modest cost, these Specialty Reports provide buyers and sellers an incomparable guide for decision making and a comfort level that would otherwise be unavailable.

Financial Services provides consumer financing for the acquisition or leasing of new and used 550cc+ motorcycles, select scooters and utility all-terrain vehicles (ATVs). Additionally through our Municipal Division we offer, on a pass through basis, an equipment leasing product to municipalities, including, but not limited to, the leasing of police motorcycles.

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

Business Overview

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

Specialty Reports has expanded on the Cyclechex product offering to include accident, crash, and title history information. All of this information is now offered on the Cyclechex web site, www.cyclechex.com, in the form of the copyrighted Cyclechex Motorcycle History Report©. Similar reports are offered on Recreational Vehicles on our web site, www.RVChecks.com. Subsequent to April 30, 2011, we introduced CarVin Report on our www.Carvinreport.com web site.

In June 2010, Specialty Reports entered into an exclusive five year agreement with the only U.S. government authorized third-party distributor of on-line data from National Motor Vehicle Title System (NMVTS) for NMVTIS data on motorcycles, scooters, ATVs and recreational vehicles.

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

Sparta Financial Services

The success of Sparta's Financial Services business model depends on the availability of capital, both debt and equity, with which to purchase vehicles for lease and retail installment sales contracts.  In the fall of 2008 and in 2009, our two senior lenders withdrew their credit lines due to the then financial crisis. From that time until the present, our financial services offerings have been limited due to the lack of availability of reasonably priced capital. These events did not impact on our municipal lease products.  In October 2010 we obtained, from a hedge fund, a lease warehouse facility wherein we purchase consumer leases for sale to this fund. We would provide all service and collection functions for the leases. To date, we have not utilized this facility as the terms and conditions result in unattractive lease terms to the consumer.  We are presently renegotiating the terms of this facility.

Subject to the availability of reasonably priced capital, Sparta’s financial service products have been designed to generate revenue from several sources:

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

Retail Installment Sales Contracts and Leases

Retail Installment Sales Contracts (RISC) Sparta purchases retail installment sales contracts from both franchised and independent powersports dealers who qualify as Authorized Sparta Dealers and/or as Authorized Private Label Dealers under Sparta's Private Label Programs. Sparta has developed policies and procedures for credit evaluation, collections, insurance follow up, and asset recovery.  Sparta imposes strict credit criteria to determine which retail installment sales contract applications to approve.  This credit criterion has been developed to be in compliance with the credit criterion required by our lenders.  The dealers understand that if they consummate a credit transaction with a customer on whose application we have given them a conditional approval that Sparta will purchase that contract if it is in full compliance with all terms and conditions of that approval and contained in our dealer agreement.

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

Credit Evaluation Process and Collateral Guidelines

To insure that Sparta's Credit Evaluation Process and Collateral Guidelines are consistently applied and that the credit/underwriting decision process provides rapid decisioning to our Authorized Sparta Dealers and our Authorized Private Label Dealers, Sparta has worked closely with a leading provider of interactive credit accessing and decisioning solutions, to develop our iPLUS® point of sale credit application decisioning and contract generating web based platform.

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

Portfolio Performance – Contracts and leases over 30 days delinquent were 1.88% of total portfolio balances at April 30, 2007, 2.85% at April 30, 2008, 3.70% at April 30, 2009, 7.51% at April 30, 2010 and 10.58% at April 30, 2011. Cumulative net losses and charge-offs as a percent of cumulative portfolio originations were 0.54% at April 30, 2007, 0.95% at April 30, 2008, 2.91% at April 30, 2009, 4.25% at April 30, 2010 and 4.78% at April 30, 2011.  Additionally, as of April 30, 2011, the Company maintained a cash reserve with its Senior Lender equal to 6.925% of the outstanding loan balance with that lender. The Company’s portfolio of contracts and leases has been in a run-off mode since the fall of 2008.

Sparta Approved Vehicle Models – Advance rates and other credit restrictions will be in effect for certain models and years based on the relevant facts and circumstances.

Market Information

According to the Motorcycle Industry Council’s 2009 Statistical Annual, from 1991 to their peak in 2006, annual sales of new 651CC+ motorcycles increased 439% to 543,000 units or approximately $6.8 billion while over the same period annual sales of all new motorcycles increased 325% to 1,190,000 units or approximately $11.9 billion. From 2007 through 2010, annual sales of new 651CC+ motorcycles declined 49.7% to 206,000 units or approximately $3.2 billion. There is no reliable data on the change in used motorcycle sales during the period.  Sparta estimates that the 2010 retail market for new and used 599cc+ motorcycles was approximately $6.1 billion.

According to the Motorcycle Industry Council’s 2009 Statistical Annual, 2008 ATV unit sales declined 28% from 2007 to 454,098 units and down from a peak of 812,970 in 2004.  For the first half of 2009 ATV unit sales declined 32% to 166,424 units from the first half of 2008. Sparta estimates that 2009 ATV unit sales declined approximately 30% from 2009 to 318,000 units and we estimate that 2010 sales remained at 2010 levels.

Data for the U.S. scooter market is inconsistent and unreliable as less than ½ of scooter manufacturers report their data. Of the available data, the reported unit market in 2008 was 76,748, but the Motorcycle Industry Council estimated market was 222,000 units. Early data for the first half of 2009, reported by Powersports Business in their 2009 Market Data Book, suggested a 67% decline in reported unit sales. Definitive data for all of 2009 and 2010 is not available.

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

·
Fair Debt Collection Practices Act.  The Fair Debt Collection Practices Act and applicable state law counterparts prohibit us from contacting customers during certain times and at certain places, from using certain threatening practices and from making false implications when attempting to collect a debt.

·
Truth in Lending Act.  The Truth in Lending Act requires us and the dealers we do business with to make certain disclosures to customers, including the terms of repayment, the total finance charge, and the annual percentage rate charged on each contract.

·
Consumer Leasing Act.  The Consumer Leasing Act applies to any lease of consumer goods for more than four months.  The law requires the seller to disclose information such as the amount of initial payment, number of monthly payments, total amount for fees, penalties for default, and other information before a lease is signed.

·
The Consumer Credit Protection Act of 1968.  The Act required creditors to state the cost of borrowing in a common language so that the consumer can figure out what the charges are, compare costs, and shop for the best credit deal.

·
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

·
Fair Credit Reporting Act.  The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency.

·
Gramm-Leach-Bliley Act.  The Gramm-Leach-Bliley Act requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters.

·
Soldiers' and Sailors' Civil Relief Act.  The Soldiers' and Sailor's Civil Relief Act requires us to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty, if requested to do so.

·
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

·
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

·	Bankruptcy. Federal bankruptcy and related state laws may interfere with or affect our ability to recover collateral or enforce a deficiency judgment.

·
Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the creation of a Bureau of Consumer Financial Protection.  The impact on the Company of the newly-created agency is unknown at this time as the agency is yet to be formed.

Employees

As of April 30, 2011, we had 10 full-time employees.

ITEM 1A.              RISK FACTORS

We are subject to certain risks and uncertainties in our business operations which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

We have an operating history of losses.

Through our fiscal year ended April 30, 2011, we have generated cumulative sales revenues of $4,524,402, have incurred significant expenses, and have sustained significant losses. Our net loss for the year ended April 30, 2011 was $3,663,867.  As of April 30, 2011, we had a deficit net worth of $2,946,315.

We had an agreement for a credit line with an institutional lender, who has acquired preferences and rights senior to those of our capital stock and placed restrictions on the payment of dividends.  As of April 30, 2011, this line had been terminated.

In July 2005, we entered into a secured senior credit facility with New World Lease Funding for a revolving line of credit.  New World received a security interest in substantially all of our assets with seniority over the rights of the holders of our preferred stock and our common stock.  Until the security interests are released, those assets will not be available to us to secure future indebtedness.   New World has ceased all lending operations.  As of April 30, 2011, we owed an aggregate of $974,362 (which is secured by $1,141,536 of consumer Retail Installment Sales Contracts and Leases and $64,686 of restricted cash) to New World.  In granting the credit line, New World also required that we meet certain financial criteria in order to pay dividends on any of our preferred shares and common shares.  We may not be able to repay our outstanding indebtedness under the credit line.

We have an agreement for a master lease funding agreement.

In September 2010, we entered into a two year $5 million master lease funding agreement. Under this agreement we originate and underwrite motorcycle leases pursuant to the credit criteria of the lender and sell the leases to the lender for a fee. This type of agreement is known as a pass-through. The Company is liable for ten percent of the lender’s losses on the leases sold to it up to $500,000. There can be no assurances that we can underwrite a sufficient number of leases to fully utilize the initial amount of the agreement, and if we do there can be no assurance that this lender will increase the amount of the agreement. As of April 30, 2011, we have not utilized this line.

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

The independent auditor’s report on our April 30, 2011 consolidated financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern.  We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable.  Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining credit lines or loans from various financial institutions where possible.  If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock.  We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock.  As of April 30, 2011, we have two series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

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

Our directors and executive officers beneficially own approximately 18.2% of our common stock as of April 30, 2011.  Accordingly, these persons and their respective affiliates have the ability to exert substantial control over the election of our Board of Directors and the outcome of issues submitted to our stockholders, including approval of mergers, sales of assets or other corporate transactions.  In addition, such control could preclude any unsolicited acquisition of our company and could affect the price of our common stock.

We are dependent on our management and the loss of any officer could hinder our implementation of our business plan.

We are heavily dependent upon management, the loss of any one of whom could have a material adverse effect on our ability to implement our business plan.  While we have entered into employment agreement with our Chief Executive Officer, this employment agreement could be terminated for a variety of reasons.  We do not presently carry key man insurance on the life of any employee.  If, for some reason, the services of management, or of any member of management, were no longer available to us, our operations and proposed businesses and endeavors may be materially adversely affected.  Any failure of management to implement and manage our business strategy may have a material adverse affect on us.  There can be no assurance that our operating and financial control systems will be adequate to support our future operations.  Furthermore, the inability to continue to upgrade the operating and financial control systems, the inability to recruit and hire necessary personnel or the emergence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition or results of operations.

In May 2010, our subsidiary, Specialty Reports, Inc. purchased the majority interest in a small internet based company, Cyclechex, LLC, and we may be unable to successfully incorporate its products into our business model.

Cyclechex LLC was engaged in the business of selling, via the internet, information describing the title history of motorcycles. Since May 2011, we have devoted a substantial amount of the Company’s resources to improving the amount and quality of the data offered the Cyclechex web site, launched new but similar products RV Checks, and CarVin Report and has attracted affiliates to the web sites all with the aim to be defacto go to sites for motorcycle and RV data. Additionally, we have commenced marketing, on an exclusive basis, mobile applications “apps” to vehicle dealers which will allow dealers to communicate with their customers and potential customers via cell phone applications. To date, Specialty Reports, Inc has operated at a loss. There can be no assurance that we can achieve this goal or that even if we do, that these products will be profitable.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

Our executive offices are located at 462 Seventh Avenue, 20th Floor, New York, NY 10018. We have an agreement for use of office space at this location under a lease expiring on November 30, 2012. The office space contains approximately 7,000 square feet.  The rent for the year ended April 30, 2011 was $330,765.  For the year ended April 30, 2012, the rent is $312,565, and for the seven months ending November 30, 2012, the rent is $184,947. We believe that our existing facilities will be adequate to meet our needs for the foreseeable future. Should we need additional space, management believes it will be able to secure additional space at commercially reasonable rates

ITEM 3.                 LEGAL PROCEEDINGS

As at April 30, 2011, we were not a party to any material pending legal proceeding.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

	High	Low
Fiscal Year 2011
First quarter (May 1, 2010 – July 31, 2010)	$0.03	$0.01
Second quarter (August 1, 2010 – October 31, 2010)	$0.03	$0.02
Third quarter (November 1, 2010 – January 31, 2011)	$0.03	$0.01
Fourth quarter (February 1, 2011 – April 30, 2011)	$0.03	$0.01
Fiscal Year 2010
First quarter (May 1, 2009 - July 31, 2009)	$0.10	$0.05
Second quarter (August 1, 2009 - October 31, 2009)	$0.09	$0.04
Third quarter (November 1, 2009 - January 31, 2010)	$0.06	$0.01
Fourth quarter (February 1, 2010 - April 30, 2010)	$0.04	$0.01

Holders

The approximate number of holders of record of our common stock as of April 30, 2011 was 3,014 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2011, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend which may be paid in cash or shares of common stock at our option.  We have not, as of April 30, 2011, distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2011, there was $4,527 of accrued Series A dividends payable.

As of April 30, 2011, we had 157 shares of Series B preferred stock outstanding.  The Series B shares accrue dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B shares.  As of April 30, 2011, no dividends were payable on Series B shares.

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

During the year ended April 30, 2011, the Company sold to one accredited investor an aggregate of $487,345 in one year 8% notes convertible at the Company’s option into common stock at prices ranging from $0.007 to $0.018 per share. During the fourth fiscal quarter, this investor sold one $25,000 note plus accrued interest thereon to a third party which party then exchanged the note with the Company for a new one year noninterest bearing note in the amount of $26,918. Such note is convertible at the holder’s option at the lower of $0.06 per share or 60% of the average of the three lowest closing prices for the 20 trading days prior to the day that the holder delivers a conversion notice to the Company.

During the year ended April 30, 2011, the Company sold to an accredited investor a convertible note in the amount of $35,000. The note is a nine month note and bear 8% interest. The note is convertible at the note holder’s option at the lower of (i) the price per share at which the Company sells or issues any shares of common, subject to certain exceptions, or (ii) 58% multiplied by the average of the lowest three lowest closing bid price for the common stock during the ten trading day period ending one trading day prior to the date of submission of the conversion notice. During the fourth fiscal quarter, a $50,000 note plus accrued interest thereon was fully converted into a total of 2,371,697 shares of the Company’s common stock.

During the year ended April 30, 2011, the Company sold 74,997,270 shares of its restricted common stock . These securities were sold to four accredited investors for an aggregate purchase price of $704,258.

During the year ended April 30, 2011, the Company agreed to issue an additional total of 585,000 shares of common stock to five note holders in consideration of their extending their notes.  310,000 of the shares remained as to be issued at fiscal year end.

During the three months ended April 30, 2011, pursuant to the terms of a consulting agreement, the Company issued a total of 3,100,000 shares of common stock.

In the three months ended July 31, 2011, three note holders converted $153,884 principal amount of notes plus accrued interest thereon into 26,857,060 shares of the Company’s common stock.

In July 2011, two individuals purchased 7,400,000 shares of the Company’s restricted common stock for $37,000.

In June and July 2011, the Company issued 1,305,339 shares of restricted common stock as payment for $16,750 in consulting services.

In May, 2011, the Company sold to an investor a $45,000, nine month, 8% note, convertible at the note holder’s option at a variable conversion price such that during the period during which the note is outstanding, convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company.

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

The following discussion and analysis should be read in conjunction with the information  set forth in the audited  financial statements for the years ended April 30, 2011 and April 30, 2010 and footnotes found in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

For the year ended April 30, 2011, our revenues decreased. We have continued to incur declining but significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $513,768 in fiscal 2011 compared to revenues of $713,363 in fiscal 2010. Fiscal 2011 revenues were primarily comprised of $240,923 in interest income from Retail Installment Sales Contracts, $112,465 in income from Operating and Finance Leases, $47,620 in Commissions on municipal lease transactions, $55,455 from subsidiary revenues, and $31,920 in interest income on notes receivable.

Costs and Expenses

We incurred employee compensation and benefit costs of $1,232,747 for the year ended April 30, 2011 compared with $1,061,074 in fiscal 2010. The increase is primarily related to additional personnel in connection with our new subsidiary, Specialty Reports, Inc and the acquisition of Cyclechex, LLC.

In connection with placement transactions, we expensed non-cash costs in the form of shares of common stock or warrants of $126,848 and $593,629 for the years ended April 30, 2011 and 2010, respectively. In connection with consulting services, we expensed non-cash costs in the form of shares of common stock or warrants of $297,100 and $260,000 for the years ended April 30, 2011 and 2010, respectively.  These amounts were charged to financing costs. Additionally, during the fiscal year ended April 30, 2011, we expensed $103,589 as the value of employee stock and option based compensation as compared to $76,289 in the prior fiscal year. During the year ended April 30, 2011, we charged a $230,644 beneficial discount for convertible note conversion options to financing costs as compared to $45,000 in fiscal 2010. At April 30, 2011 and 2010, accrued preferred dividends of $279,055 and $97,175, respectively, were charged to retained earnings.

We incurred consulting costs of $133,480 for the year ended April 30, 2011, as compared to $138,950 for the year ended April 30, 2010. This decrease was the result of reduced reliance on outside consultants. We incurred legal and accounting fees of $304,506 for the year ended April 30, 2011, as compared to $365,561 for the year ended April 30, 2010.

We incurred other operating expenses of $725,725 for the year ended April 30, 2011.  Notable expenses in this category are: general office expenses of $156,164; rent of $330,765; travel and entertainment of $41,172; utilities of $62,075; network expenses of $55,163; advertising and marketing of $45,934; maintenance contracts of $10,431; and taxes of $24,021.  We incurred other operating expenses of $617,717 for the year ended April 30, 2010.  Notable expenses in this category are: general office expenses of $99,159; rent of $312,633; loss reserve expense of $69,431; travel and entertainment of $36,118; utilities of $60,427; web development of $13,839; marketing of $10,654; maintenance contracts of $8,504; and taxes of $6,953.

Interest costs for the fiscal year ended April 30, 2011 were $394,384 as compared to $993,943 for the fiscal year ended April 30, 2010. Depreciation and amortization for the fiscal year ended April 30, 2011 was $92,394 as compared to $702,388 for the fiscal year ended April 30, 2010. The $609,994 decrease was due primarily to a decrease of $574, 203 in amortization expenses with the transaction DZ Bank and a $364,001 expense related to Black Scholes valuation of warrants issued as compensation.

Net Loss

Our net loss attributable to common stockholders for the year ended April 30, 2011 decreased $508,952 (12%) to $3,729,401 from a loss of $4,238,353 for the year ended April 30, 2010. The decrease in net loss attributable to common stockholders was primarily due to:  a $275,546 (11%) increase in total general and administrative expenses from $2,519,592 to $2,795,137; a $199,595 (28%) decrease in revenues from $713,363 to $513,768; a $599,559 (60%) decrease in interest expense and financing costs from $993,943 to $394,384; a $466,771 (79%) decrease in non-cash financing costs from $593,619 to $126,848: amortization of debt discount of $230,644 as compared to 0 last year, a $493,228 (1096%) increase in derivative liability expenses: and a $609,944 (87%) decrease in depreciation and amortization to $92,394 from $702,388. $593,529  of the prior year’s loss was due to the write off, at year end, of deferred financing and start-up costs in connection with the DZ facility which costs, had the facility been in place, would have been written-off during fiscal year 2011.

Our net loss per common share (basic and diluted) attributable to common stockholders was $0.01 for the year ended April 30, 2011 and $0.01 for the year ended April 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2011, we had a deficit net worth of $2,946,315. We generated a deficit in cash flow from operations of $2,019,830 for the year ended April 30, 2011. This deficit is primarily attributable to net loss from operations of $2,373,763, adjusted for: preferred dividends of $157,746, depreciation and amortization of $92,394, equity based compensation of $403,720, stock based financing costs of $126,928, changes in derivative liabilities of $538,228, beneficial conversion discount of convertible securities of $230,644, and to changes in the balances of current assets, consisting primarily of a decrease in restricted cash of $81,647, a decrease in interest receivable of $17,533, and an increase in accounts receivable of $17,520, and current liabilities, consisting primarily of an increase in accounts payable of $229,885. Cash flows provided by investing activities for the year ended April 30, 2011 were $1,073,097, comprising of $79,917 from the retirement of leased vehicles, and liquidation of Retail Installment Sales Contracts in the amount of $993,180. We met our cash requirements during the period through net proceeds from the issuances of convertible notes of $878,067, we repaid senior loans of $1,036,627 during the period, and we sold common and preferred stock for net proceeds of $1,101,086.

Our senior credit facility with New World Lease Funding was suspended by them in August 2008 due to the global financial crisis at the time. Subsequently, they have ceased all lending operations.

In September 2010, we entered into a two year $5 million master lease funding agreement. Under this agreement we originate and underwrite motorcycle leases pursuant to the credit criteria of the lender and sell the leases to the lender for a fee. This type of agreement is known as a pass-through. The company is liable for ten percent of the lender’s losses on the leases sold to it up to $500,000. There can be no assurances that we can underwrite a sufficient number of leases to fully utilize the initial amount of the agreement, and if we do there can be no assurance that this lender will increase the amount of the agreement. To date, we have not sold any leases to this lender as the yields required by the lender are not competitive in the current market for powersports financing. We are in discussion with this lender to modify their requirements.

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

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our April 30, 2011 and 2010 consolidated financial statements included in this Annual Report states that our historical losses and the lack of revenues raise substantial doubts about our ability to continue as a going concern, due to the losses incurred and lack of significant operations. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended April 30, 2011, we have relied on the services of outside consultants for services and currently have eleven full-time employees.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Revenues in our Specialty Reports, Inc. subsidiary are recognized on a cash basis.

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

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sparta Commercial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Sparta Commercial Services, Inc., as of April 30, 2011 and 2010, and the related consolidated statements of losses, deficit and cash flows for each of the two years in the period ended April 30, 2011. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sparta Commercial Services, Inc. at April 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note Q to the accompanying consolidated financial statements, the company has suffered recurring losses from operations that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note Q. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ R B S M LLP

New York, New York
August 15, 2011

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	April 30, 2011	April 30, 2010

ASSETS
Cash and cash equivalents	$10,786	$11,994
RISC loan receivables, net of reserve of $45,015 and $132,000, respectively (NOTE D)	855,278	1,761,474
Motorcycles and other vehicles under operating leases, net (NOTE B)	231,564	305,265
Interest receivable	9,239	26,772
Purchased Portfolio (NOTE F)	24,544	33,559
Accounts receivable	66,387	98,322
Inventory (NOTE C)	13,126	14,622
Property and equipment, net of accumulated depreciation of $176,677 and $163,824, respectively (NOTE E)	14,570	27,423
Deferred Expenses	138,405	-
Goodwill	10,000	-
Restricted cash	64,686	146,333
Other Assets	-	3,628
Deposits	48,967	48,967
Total assets	$1,487,553	$2,478,358

LIABILITIES AND DEFICIT

Liabilities:

Accounts payable and accrued expenses	1,133,721	794,811
Senior Secured Notes Payable (NOTE F)	974,362	2,010,989
Notes Payable Net of Beneficial Conversion Feature of $52,272 and 0 respectively (NOTE G)	1,377,065	864,399
Loans payable-related parties (NOTE H)	386,760	383,760
Other liabilities	75,409	20,513
Derivative Liabilities	484,301	-
Deferred revenue	2,250	7,650
Total liabilities	4,433,868	4,082,121

Deficit:
Preferred Stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 shares issued and outstanding, respectively	12,500	12,500
Preferred Stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 shares issued and outstanding, respectively	-	-
Preferred Stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 42,000 shares issued and outstanding as of April 30, 2011 and 2010, respectively	-	42
Common stock, $.001 par value; 740,000,000 shares authorized, 479,104,770 and 392,782,210 shares issued and outstanding as of April 30, 2011 and 2010, respectively	479,105	392,782
Common stock to be issued, 73,899,200 and 23,967,965 respectively	73,899	23,967
Preferred Stock B to be issued, 25.34 and 9.64 shares, respectively	-	-
Additional paid-in-capital	33,430,502	31,470,653
Subscriptions receivable, Preferred Stock Series B	(2,118,309)	(2,118,309)
Accumulated deficit	(35,114,801)	(31,385,400)
Total deficiency in stockholders' equity	(3,237,104)	(1,603,763)
Noncontrolling Interest	290,789	-
Total deficit	(2,946,315)	(1,603,763)
Total Liabilities and deficiency in stockholders’ equity	$1,487,553	$2,478,358

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF LOSSES

	Year Ended
	April 30,
	2011	2010
Revenue
Rental Income, Leases	$112,465	$190,035
Interest Income, Loans	240,923	443,026
Other	160,380	80,302
Total revenue	513,768	713,363

Operating expenses:
General and administrative	2,795,137	2,519,592
Depreciation and amortization	92,394	702,388
Total operating expenses	2,887,531	3,221,980

Loss from operations	(2,373,763)	(2,508,616)

Other expense:
Interest expense and financing cost, net	521,232	1,587,562
Amortization of debt discount	230,644	45,000
Change in derivative liability	538,228	-
Total other expenses	1,290,104	1,632,562

Net loss	$(3,663,867)	$(4,141,178)

Net Loss attributed to noncontrolling interest	92,211	-

Preferred dividend	(157,746)	(97,175)

Net loss attributed to common stockholders	$(3,729,401)	$(4,238,353)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted loss per share attributed to
common stockholders	$(0.01)	$(0.01)

Weighted average shares outstanding	436,097,734	300,447,151

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF DEFICIT
FOR THE TWO YEARS ENDED APRIL 30, 2011

										Common Stock
	Series A Preferred Stock			Series B Preferred Stock		Series C Preferred Stock		Common Stock		to be issued				Additional
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions Receivable	Deferred Compensation	Paid in Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance, April 30, 2009	125		$12,500					170,730,063	$170,729	16,735,453	$16,735			$20,820,671	$(27,147,046)		$(6,126,409)

Cancellation of shares								(400)	(0)					0			-
correction														18,927			18,927
Beneficial conversion discount														45,000			45,000
Sale of Preferred Stock B				157	-									1,320,000			1,320,000
Preferred Stock C issued for accounts payable						42,000	42							419,958			420,000
Sale of Stock								7,301,908	7,301	3,596,067	3,596			214,102			224,999
Shares issued upon warrant exercise								31,566,176	31,566					2,086,743			2,118,309
Subscriptions receivable																	(2,118,309)
Shares issued upon conversion of preferred								10,733,974	10,734	(10,733,980)	(10,733)						1
Shares issued for financing cost								4,320,000	4,320	409,265	409			221,651			226,380
Shares issued for accrued interest								200,000	200	(200,000)	(200)						-
Shares issued for conversion of notes and interest								152,948,452	152,950	14,660,160	14,660			5,371,384			5,538,994
Stock compensation recorded								5,500,000	5,500	(500,000)	(500)			155,000			160,000
Shares issued for settlement of accounts payable								2,815,371	2,815					163,939			166,754
Employee options expense														76,289			76,289
Warrant compensation														367,239			367,239
Shares issued for accrued payroll								6,666,666	6,666					93,334			100,000
Reclassification of loan receivable related to Preferred B redemption												(2,118,309)					(2,118,309)
Redemption of Preferred B stock																	-
Purchase of treasury stock																	-
Preferred Stock B issued for dividend payable														96,416			96,416
Net Loss															(4,238,353)		(4,238,353)
Balance, April 30, 2010	125		12,500	157	-	42,000	42	392,782,210	392,781	23,966,965	23,967	(2,118,309)	-	31,470,653	(31,385,399)		(1,603,764)
Preferred Dividend														157,746			157,746
Beneficial conversion discount														311,494			311,494
Reclassification of warrant liability														25,027			25,027
Sale of Stock								30,065,289	30,063	44,931,990	44,932			629,261			704,256
Shares issued for financing cost								5,311,000	5,311	395,000	395			121,222			126,928
Shares issued for conversion of notes & interest								23,226,473	23,227	4,649,905	4,649			344,018			371,894
Stock Compensation								19,060,000	19,060	(44,660)	(44)			281,115			300,131
Shares issued for settlement of accounts payable								1,330,856	1,331					(6,336)			(5,005)
Conversion of Series C Preferred Stock						(42,000)	(42)	7,328,820	7,329					(7,287)			-
Employee options expense														103,589			103,589
Subsidiary's preferred series A issued for cash																197,000	197,000
Subsidiary's preferred series B issued for cash																165,000	165,000
Subsidiary's common stock issued for purchase of Cyclechex, LLC																6,000	6,000
Subsidiary's Preferred B stock to be issued																15,000	15,000
Net Loss															(3,729,402)	(92,211)	(3,821,613)
Balance April 30, 2011	125	S	12,500	157	-	-	-	479,104,648	$479,105	73,899,200	$73,899	$(2,118,309)	-	$33, 430,502	$(35,114,801)	290,789	$(2,946,315)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year end	Year end
	April 30, 2011	April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,663,867)	$(4,141,178)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and Amortization	92,394	702,387
Allowance for loss reserves	(93,200)	69,431
Amortization of debt discount	230,644	45,000
Equity based compensation	403,720	336,288
Stock based finance cost	126,928	593,619
Change in derivative liabilities	538,228	-
(Increase) decrease in operating assets and liabilities:
Inventory	1,496	(2,108)
Interest receivable	17,533	22,387
Accounts receivable	17,520	(80,423)
Prepaid expenses and other assets	(11,772)	(3,628)
Restricted cash	81,647	202,530
Purchased Portfolio	9,015	39,076
Increase (decrease) in:
Accounts payable and accrued expenses	229,885	(288,649)
Net cash used in operating activities	(2,019,830)	(2,505,268)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net liquidation of leased vehicles	79,917	370,386
Net Liquidation of RISC contracts	993,180	1,589,776
Net cash provided by investing activities	1,073,097	1,960,162

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	724,086	224,999
Sale of preferred stock	-	1,320,000
Sale of subsidiary preferred stock, net of non-controlling interest	377,000	-
Net Payments to senior lender	(1,036,627)	(1,683,849)
Net Proceeds from convertible notes	878,067	744,800
Net Loan proceeds from other related parties	3,000	5,500
Net cash provided by financing activities	945,526	611,450
Net Increase (decrease) in cash	(1,208)	66,343

Unrestricted cash and cash equivalents, beginning of period	$11,994	(54,349)
Unrestricted cash and cash equivalents , end of period	$10,786	$11,995

Cash paid for:
Interest	$211,628	$357,303
Income taxes	$1,961	$4,897

Non-Cash Investing and Funding Activities (Note O)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The Company is in the business as an originator and indirect lender for retail installment loan and lease financing for the purchase or lease of new and used motorcycles (specifically 550cc and higher) and utility-oriented 4-stroke all terrain vehicles (ATVs).

In December 2008, the Company formed Sparta Funding, LLC (“Sparta Funding”), a Delaware limited liability company, for which the Company is the sole member. Sparta Funding was formed as a special purpose company to borrow funds, but was never utilized. Sparta Funding was dissolved in November 2010.

In May 2010, the Company formed Specialty Reports, Inc, a Nevada Corporation (“SRI”), for the purpose of acquiring all of the assets of Cyclechex, LLC, a Florida limited liability company (“Cyclechex”). Cyclechex’s sole business was an e-commerce business which acquired the relevant motorcycle data and sold the data in the form of motorcycle history reports over the internet to consumers and dealers. As part of the transaction, the Company issued 24% of SRI common stock to the sole owner of Cyclechex.

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

Revenues from the Company’s majority owned subsidiary, Specialty Reports, Inc., are recognized on a cash basis.

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

The Company purchases Retail Installment Sales Contracts (“RISC”) from motorcycle dealers. The RISCs are secured by liens on the titles to the vehicles. The RISCs are accounted for as loans.  Upon purchase, the RISCs appear on the Company’s balance sheet as RISC loan receivable current and long term. Interest income on these loans is recognized when it is earned. During the fiscal years ended April 30, 2011 and April 30, 2010, the Company did not purchase any Retail Installment Sales Contracts.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

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

The Company charges fees to manufacturers and other customers related to creating a private label version of the Company’s financing program including web access, processing credit applications, consumer contracts and other related documents and processes. Fees received are amortized and booked as income over the length of the contract. At April 30, 2011 and 2010, the Company had recorded deferred revenue related to these contracts of $2,250 and $7,650, respectively.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

ASC 740-10, “Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740, there has been no adjustment to the Company’s consolidated financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2011.

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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  At April 30, 2011, the Company has no items of other comprehensive income.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

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
APRIL 30, 2011 AND 2010

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the years ended April 30, 2011 and 2010, the Company incurred advertising costs of $3,283 and $4,170, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.01 and $0.01 for the years ended April 30, 2011 and 2010, respectively. At April 30, 2011 and 2010, 217,658,863 (including 73,899,200 shares to be issued disclosed on the balance sheet) and 54,987,623 (including 23,967,965 shares to be issued included on the balance sheet) potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

Recent Accounting Pronouncements

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

NOTE B - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at April 30, 2011 and 2010 consist of the following:

	2011	2010
Motorcycles and other vehicles	$459,099	$540,623
Less: accumulated depreciation	(217,885)	(219,492)
Motorcycles and other vehicles, net of accumulated depreciation	241,214	321,131
Less: estimated reserve for residual values	(9,650)	(15,865)
Motorcycles and other vehicles under operating leases, net	$231,564	$305,266

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

At April 30, 2011, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the years ended April 30, 2011 and 2010 was $60,216 and $90,940, respectively. All of the assets are pledged as collateral for the note described in Note F.

The following is a schedule by years of minimum future rentals (excluding residual values of $146,568) on non-cancelable operating leases as of April 30, 2011:

Year ending April 30,
2012	$29,462
2013	28,827
2014	7,573
Total	$65,862

NOTE C - INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At April 30, 2011 and 2010, the Company had repossessed vehicles which are held for resale totaling $13,126 and $14,622, respectively.

NOTE D – RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried net of reserves, were $855,278 and $1,761,474 at April 30, 2011 and 2010, respectively.  As of April 30, 2011 and 2010, the Company had deficiency receivables of $15,320 and $34,250, respectively. At April 30, 2011 and 2010, the reserve for doubtful RISC loan receivables was $45,015 and $132,000, respectively.

The following is a schedule by years of future payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note F.

Year ending April 30,
2012	$507,497
2013	438,800
2014	94,619
2015	-
2016	-
Total Due	$1,040,916

We consider our portfolio of retail (RISC) loan receivables to be homogenous and consist of a single segment and class.  Consequently we analyze credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

We consider an RISC contract delinquent when an obligor fails to make a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The following table summarizes the delinquency status of finance receivables as of April 30, 2011 and April 30, 2010:

	April 30,	April 30,
	2011	2010

Current	$801,953	$1,693,698
31-60 days past due	37,854	98,831
61-90 days past due	22,394	63,305
91-120 days past due	22,773	3,389
	884,974	1,859,223
Paying deficiency receivables*	15,320	34,250
	$900,294	$1,893,473

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

RISC receivables totaling $45,854 and $33,426 at April 30, 2011 and April 30, 2010, respectively, have been placed on non-accrual status because of their bankruptcy status.

The following table presents a summary of the activity for the allowance for credit losses, for the fiscal years ended April 30, 2011 and April 30, 2010, respectively:

	April 30,	April 30,
	2011	2010

Balance at beginning of year	$132,000	$235,249
Provision for credit losses	9,179	91,500
Charge-offs	(96,164)	(194,749)
Recoveries*	-	-
Balance at end of period	$45,015	$132,000

* Recoveries are credited to deficiency receivables

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

Excluded from RISC receivables are contracts that were previously classified as RISC receivables but were reclassified as inventory because we have repossessed the vehicles securing the RISC Contracts.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is included in the allowance for credit losses:

	April 30,	April 30,
	2011	2010

Gross balance of repossessions in inventory	$14,138	$51,749
Allowance for losses on repossessed inventory	(1,012)	(37,127)
Net repossessed inventory	$13,126	$14,622

NOTE E - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2011 and 2010 consist of the followings:

	2011	2010
Computer equipment, software and furniture	$191,247	$191,247
Less: accumulated depreciation	(176,677)	(163,824)
Net property and equipment	$14,570	$27,423

Depreciation expense related to property and equipment was $12,853 and $17,919 for the years ended April 30, 2011 and 2010, respectively.

NOTE F - SENIOR SECURED NOTES PAYABLE

(a)
The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at April 30, 2011 is 10.33%.

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
APRIL 30, 2011 AND 2010

Once the Company has paid $150,000 to the holder from Purchased Portfolio proceeds, the Company is obligated to pay fifty percent of all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales until the Company and the holder mutually agree the Purchase Portfolio has no remaining proceeds.

The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 which was extended to May 1, 2011, and has granted the note holder a security interest in the Purchased Portfolio. On January 31, 2011, the holder converted $50,000 of the outstanding balance of the Note into 4,545,455 shares of the Company’s restricted common stock. The Company and the note holder have been in discussions regarding the repayment of the outstanding balance of the Senior Secured Note which was $40,007 at April 30, 2011.

At April 30, 2011, the notes payable mature as follows:

Year ended April 30,	Amount
2012	$527,142
2013	363,927
2014	83,293
2015	-
2016	-
Total Due	$974,362

NOTE G – NOTES PAYABLE

Notes Payable	April 30, 2011	April 30, 2010
Convertible notes (a)	$839,938	$280,000
Notes payable (b)	60,000	100,000
Bridge loans (c)	206,000	161,000
Collateralized note (d)	220,000	220,000
Convertible note (e)	103,399	103,399
Subtotal	1,429,337	864,399
Less, Debt discount	(52,272)	-
Total	$1,377,065	$864,399

(a)
As of April 30, 2011, the Company had outstanding convertible unsecured notes with an original aggregate principal amount of $839,938, which accrue interest at rates ranging from 8% to 15% per annum.   The majority of the notes are convertible into shares of common stock, at the Company’s option, ranging from $0.012 to $0.021 per share

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

During the fiscal year ended April 30, 2011, the Company sold to an accredited investor five notes for a total of $170,000, $50,000 of which plus $50,000, which the investor had purchased in the prior fiscal year, the investor converted into 9,936,315 shares of the Company’s common stock.  The remaining three of the notes, in the amounts of $40,000, $45,000 and $35,000 are convertible at the note holder’s option at a variable conversion price such that during the period during which the notes are outstanding, with one note convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”), and the other note convertible at the lower of (i) $0.02 per share or (ii) the Discount Conversion Rate; provided, however, that, the conversion rate is subject to adjustment upon a merger, consolidation or other similar event, and, if the Company issues or sells any shares of common stock for no consideration or for a consideration per share that is less than the conversion price of the note, or issues or grants convertible securities (including warrants, rights, and options but not including employee stock option plans), with an conversion price that is less than the conversion price of the note, then the conversion price of the note will immediately be reduced to the consideration per share received in such stock issuance or the conversion price of the convertible securities issuance. The Company has reserved up to 60,217,236 shares of its common stock for conversion pursuant to the terms of the three notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full.

A 10% note issued in the prior fiscal year in the amount of $10,000 is convertible at $0.012 per share at the holder’s option.

During the year April 30, 2011, the Company sold to an accredited investor eighteen, one-year, unsecured notes in the aggregate amount of $529,695, of which $42,350 was repaid,  The notes bare 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. At the Company’s option, the notes are convertible into shares of common stock ranging from $0.01 to $0.018 per share. Additionally during this period, this investor converted $75,000 of notes payable into four million shares of the Company’s common stock, and the investor sold $100,000 principal amount of notes to a third party who exchanged the notes with the Company for four new one-year non-interest paying notes in the aggregate amount of $106,274.

During the year April 30, 2011, the Company sold to an accredited investor a two week $30,000 note without interest and issued the investor 200,000 shares of the Company’s common stock as inducement for the loan. For each month or portion thereof that the note remains unpaid, the company shall issue the investor another 200,000 shares of restricted common stock.

The four, one-year, zero interest, notes in the initial principal amount of $106,274 are convertible at the holder’s option into shares of the company’s common stock as a conversion price equal to the lesser of: (a) $0.06 per share or (b) 60% of the average of the three lowest closing prices for the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the note.  Notwithstanding the forgoing, the conversion price shall be no lower than $0.005. In the event the notes are not paid when due, the interest rate is increased to eighteen percent until the note is paid in full.  During the fiscal year ended April 30, 2011, the note holder converted $64,260 principal amount of these notes into 6,094,533 shares of the Company’s common stock.

During the fiscal year ended April 30, 2011, four note holders holding $80,000 in notes (all of which had been classified as notes payable (b) at April 30, 2010) sold their notes and the accrued interest thereon to two accredited investors, and simultaneously, the Company then exchanged one “old” $25,000 note for a $25,000 new 0% one-year note convertible at the holder’s option into common stock at the lesser of $0.06 per share or sixty percent of the average of the three lowest closing prices of the Company’s common stock for the twenty successive trading days immediately preceding the day the holder elects to convert all or part of the note. In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full. The note holder converted this note into 1,915,226 shares of the Company’s common stock during the nine month period.) Additionally, the Company exchanged with the other investor four “old” notes aggregating $55,000 for four new one-year 8% notes aggregating $81,947.94. The notes are convertible at the holder’s option at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock for the three trading days prior to the day on which the Company receives a Notice of Conversion. In the event the notes are not paid when due, the interest rate is increased to twenty-four percent until the note is paid in full. During the year ended April 30, 2011, the note holder converted $38,869 principal amount of notes into 3,167,034 shares of the Company’s common stock.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

During the fiscal year ended April 30, 2011, the Company sold to two accredited investors each, a one-year, $25,000, 10% convertible note.  The notes are subject to a repayment schedule such that the principal amount of the notes shall be repaid monthly, on the fifth business day of the month commencing December 2010, from the lease commission income received by the Company from Vion Operations LLC in the prior month. The amount of such monthly repayment shall be the greater of: (i) ten (10%) of the lease commission income received by the Company from Vion Operations LLC in the prior month, or (ii) the amount in a schedule to the note. The notes are secured by a lien on the Company’s receivables from Vion.  Upon the occurrence of an event of default, the interest rate on the unpaid principal balance shall be increased to an annual rate of twenty (20%) percent. The note holders, at their option, may convert the principal plus accrued interest thereon at conversion price of $0.0163 per share. During the fiscal year ended April 30, 2011, each of the note holders has been repaid $6,250 pursuant to the terms of the notes.

(b)
As of April 30, 2010, the Company had outstanding unsecured notes with an original principal amount of $100,000, which accrue interest ranging from 6% to 15% per annum. In July 2010, $80,000 of these notes were purchased by a third party who exchanged the notes with the Company for new convertible notes all of which are current and are included in (a) above.  The remaining $20,000 note is current but is accruing interest at a default rate of 15% and is also accruing penalty shares at the rate of 20,000 shares per month and this note has been reclassified as a Bridge loan (see c). During the fiscal year ended April 30, 2011, the Company sold to seven accredited investors a total of $95,000 two month loans bearing interest at 12% and issued a total of 850,000 shares of restricted common stock valued at $22,500 as inducements for the loans.  All of the loans have been extended to May 1, 2011. The Company will issue an additional 850,000 shares of restricted common stock for such extensions. In December 2010, two of the note holders converted a total of $35,000 principal amount of notes into 7 shares of the Series B preferred stock of the Company’s subsidiary, Specialty Reports, Inc., and converted the interest on the notes into 104,450 shares of the Company’s common stock.

(c)
During the year ended April 30, 2007, the Company sold to five accredited investors bridge notes in the aggregate amount of $275,000. The bridge notes were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provided that 100,000 shares of the Company's unregistered common stock are to be issued as “Equity Kicker” for each $100,000 of notes purchased, or any prorated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days, in which event the lenders were entitled for “additional equity” equal to 60% of the “Equity Kicker” shares. In the event of default on repayment by the Company, the notes provided for a 50% increase in the “Equity Kicker” and the “Additional Equity” for each month, as penalty, that such default has not been cured, and for a 20% interest rate during the default period.  The repayments, in the event of default, of the notes are to be collateralized by certain security interest.  The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to September 30, 2009, with simple interest rate of 10%, and Additional Equity in the aggregate amount of 165,000 unregistered shares of common stock to be issued. Thereafter, the Company was in default on repayment of these notes.  During the year ended April 30, 2009, $99,000 of these loans was repaid and during 2010, $15,000 of these notes and accrued interest thereon was converted into approximately 463,000 shares of the Company’s common stock. The holders of the remaining notes agreed to contingently convert those notes plus accrued interest into approximately 8,000,000 shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on a senior credit facility.  In July 2010, the Company sold to an accredited investor a one week 10%, $25,000 note and issued 25,000 shares of its restricted common stock as inducement for the note.  The note is convertible at the holder’s option into shares of common stock at $0.005 per share. In the event the note is not paid when due, the interest rate is increased to twenty percent until the note is paid in full and the Company is required to issue 50,000 shares of common stock per month until the note is paid in full. During the quarter ending July 31, 2010 one $20,000 note (which was classified as Notes Payable (see b above) was  reclassified as a Bridge Loan) and is accruing interest at a default rate of 15% and is also accruing penalty shares at the rate of 20,000 shares per month.  All of these notes have been extended to May 1, 2011.

(d)
During the year ended April 30, 2009, the Company sold a secured note in the amount of $220,000. The note bore 12.46% simple interest. The note matured on January 29, 2010 and has been extended to September 1, 2011 and is secured by a second lien on a pool of motorcycles. In July 2010, the note holder agreed to convert the note and all accrued interest thereon into approximately 12,000,000 shares of the Company’s common stock upon the Company demonstrating that it can meet all conditions precedent to begin drawing down on a senior credit facility. As of April 30, 2011, the balance outstanding was $220,000 since the Company has not met the conditions to precedent to convert the note to common shares.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

NOTE H - LOANS PAYABLE TO RELATED PARTIES

During the year ended April 30, 2011, the Company borrowed $5,000 from a Director of the Company on a demand basis without interest and repaid $2,000 leaving a balance outstanding of $373,000 to that Director. Additionally, during the fiscal year ending April 30, 2008, the Company borrowed $13,760 from an officer which remains outstanding.

At April 30, 2011 and 2010, included in accounts receivable, are $10,189 and $10,189, respectively, due from American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer, for the purchase of motorcycles.

NOTE I - EQUITY INSTRUMENTS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value per share, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 740,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of April 30, 2011 and April 30, 2010, respectively.  The Company had 157 and 157 shares of Series B preferred stock issued and outstanding as of April 30, 2011 and April 30, 2010 and 25.34 and 9.64 shares to be issued in lieu of cash dividends, respectively.  The Company had 0 and 42,000 shares of Series C preferred stock issued and outstanding as of April 30, 2011 and April 30, 2010, respectively.  The Company had 479,104,770 and 392,782,210 shares of common stock issued and outstanding and shares committed to be issued of 73,899,200 and 23,967,965 as of April 30, 2011 and April 30, 2010, respectively.

Preferred Stock Series A.

The Series A preferred stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi-annually in arrears, and is convertible into shares of common stock at the rate of one preferred share into 641 shares of common stock.  There were no transactions of the Series A Preferred Stock during the year ended April 30, 2011.

Preferred Stock Series B

On July 24, 2009, the Company designated 1,000 shares as Series B Preferred Stock.  The Series B Preferred Stock, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to the Company’s common stock and any other class or series of preferred stock, and junior to all of the Company’s existing and future indebtedness.  The Series B Preferred Stock accrues dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B Preferred Stock.  The Company’s common stock may not be redeemed while shares of Series B Preferred Stock are outstanding.  The Series B Preferred Stock certificate of designations provides that, without the approval of a majority of the shares of Series B Preferred Stock, the Company cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B Preferred Stock, liquidate, dissolve or wind-up the Company’s business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock.  The Series B Preferred Stock have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of the Company’s business.  The shares of Series B Preferred Stock are redeemable at the Company’s option on or after the fifth anniversary of the date of its issuance.  There were no transactions of the Series B Preferred Stock during the year ended April 30, 2011. As of April 30, 2011, the Company has accrued 25.34 shares of Series B Preferred Stock to be paid in lieu of a 10% cash dividend.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010
Preferred Stock Series C

In November 2009, the Company authorized a new series of 200,000 shares of preferred stock designated as Series C Convertible Preferred Stock, each share having a par value of $0.001 per share.  The Series C Preferred Stock shall, upon liquidation, winding-up or dissolution, rank: (a) senior to the Company's common stock and any other class or series of preferred stock of the Company which by their terms are junior to the Series C Preferred Stock (collectively, together with any warrants, rights, calls or options exercisable for or convertible into such Preferred Stock, the “Junior Shares”); (b) junior to all existing and future indebtedness of the Company; and (c) junior to the Company's Series A and Series B Preferred Stock.  The Series C Preferred Stock is not entitled to receive any dividends, has a liquidation value of $10.00 per share, redeemable at the Company’s option at $10.00 per share, and is convertible at the option of the holder into shares of common stock as follows: the number of such shares of common stock to be received for each share of Series C Preferred Stock so converted shall be determined by (A) dividing the number of shares of Series C Preferred Stock to be converted by the weighted average closing price per share of the Company's common stock for the ten (10) trading days immediately preceding the date on which the Company agrees to issue shares of Series C Preferred Stock to such holder multiplied by (B) the Series C liquidation value. There were 0 and 42,000 shares issued and outstanding at April 30, 2011 and 2010, respectively.

During the fiscal year ended April 30, 2011, all of the outstanding shares of Series C Preferred stock were converted into 7,328,820 shares of the Company’s common stock

Common Stock

During the fiscal years ended April 30, 2011 and 2010, the Company expensed $403,720 and $306,289, respectively, for non-cash charges related to stock and option compensation expense.

During the fiscal year ended April 30, 2011, the Company:

·	issued 27,876,378 shares of its common stock upon the conversion of $341,241 of notes and interest payable, 4,649,910 of the shares were classified as to be issued,
·	issued 5,231,293 shares of common stock which had been accrued in the prior fiscal year,

·
sold and issued 74,997,279 shares of common stock for $724,086 and issued three year warrants to purchase 12,974,290 shares of common stock at $0.07 per share. 44,931,990 of the shares were classified as to be issued,

·	issued, pursuant to notes and penalty provisions of notes, 5,706,000 shares of unregistered common stock, valued at $126,928, 395,000 of the shares were classified as shares to be issued,

·
issued to members of its Advisory Council, three consultants, and pursuant to three consulting agreements a total of 19,060,000 shares of its common stock valued at $297,480, 1,000,000  of the shares had been accrued in the prior year,

·	issued, pursuant to prior agreements with two creditors, 1,402,356 shares of common stock and cancelled 71,500 shares which had been issued in the prior fiscal year to another creditor,

·
issued to stock options, exercisable at $0.025 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2011, and 40% on May 12, 2011, to the following officers and directors:  Anthony Havens, 6,672,500 options; Kristian Srb, 2,465,000 options; Richard Trotter, 4,016,250 options; Jeffrey Bean, 956,250 options; Anthony Adler, 3,995,000 options; and Sandra Ahman, 3,145,000 options,

·
issued to four employees under the Company’s 2005 Stock Incentive Compensation Plan options to purchase a total of 2,150,000 shares of common stock at $0.022 per share until December 1, 2018, subject to vesting at the rate of 40% on the grant date, 20% on December 1, 2011, 20% on December 1, 2012 and 20% on December 1, 2013,

·	issued 7,328,820 shares of common stock upon the conversion of all of the outstanding shares of the Company’s Series C Preferred Stock,

·
the Company’s majority owned subsidiary, Specialty Reports, Inc., sold 39.4 shares of its Series A Preferred stock to twelve accredited investors for $197,000.  The Series A Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,632 shares of Specialty Reports, Inc common stock, or 277,778 shares of Sparta Commercial Services common stock, and, Specialty Reports, Inc. sold 35 shares of its Series B Preferred stock to eight accredited investors for $180,000.  The Series B Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,222 shares of Specialty Reports, Inc common stock, or 200,000 shares of Sparta Commercial Services common stock.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

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

During the fiscal year ended April 30, 2011, SRI sold 39.4 shares of its Series A Preferred stock to twelve accredited investors for $197,000.  The Series A Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,632 shares of Specialty Reports, Inc common stock, or 277,778 shares of Sparta Commercial Services common stock, and, SRI sold 35 shares of its Series B Preferred stock to eight accredited investors for $180,000.   The Series B Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by SRI at any time after one year. Each share is convertible at the holder’s option at any time into either 2,222 shares of SRI common stock, or 200,000 shares of Sparta Commercial Services common stock.

For the fiscal year ended April 30, 2011, the noncontrolling interest is summarized as follows:

Amount
Balance at May 1, 2010	$-
Issuance of Series A Preferred Stock	197,000
Issuance of Series B Preferred Stock	165000
Series B Preferred Stock to be issued	15,000
Issuance of SRI Common stock for purchase of Cyclechex, LLC	6,000
Noncontrolling interest’s share of losses	(92,211)
Balance at April 30, 2011	$290,789

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

The table below summarizes the fair values of our financial liabilities that are required to be carried on a recurring basis as of April 30, 2011:

	Fair Value at	Fair Value Measurement Using
	April 30,
	2011	Level 1	Level 2	Level 3
Derivative liability	$484,301	-	-	$484,301

	$484,301	-	-	$484,301

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

NOTE L - INCOME TAXES

At April 30, 2011 and 2010, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $27,911,415 and $24,313,564, respectively, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Also, due to change in the control after reverse acquisition of Sparta Commercial Services, Inc., the Company's past accumulated losses to be carried forward may be limited.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

Components of deferred tax assets as of April 30, 2011 and 2010 are as follows:

	April 30,
	2011	2010
Noncurrent:
Net operating loss carry forward	$7,815,196	$6,807,978
Valuation allowance	(7,815,196)	(6,807,978)
Net deferred tax asset	$-	$-

The valuation allowance and increased by $1,007,218 and $52,022 during the years ended April 30, 2011 and 2010, respectively.

NOTE M - STOCK OPTIONS AND WARRANTS

On April 29, 2005, the Company issued to the Chief Operating Officer non qualified stock options to purchase 875,000 shares of the Company's common stock, subject to vesting conditions, at an exercise price of $0.605 per share. The options have a five year life from vesting. 350,000 of these options have expired.

During December 2005, the Company granted options to purchase an aggregate of 160,000 shares of common stock to two employees. The options have been valued at $75,795 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 177%, (3) risk-free interest rate of 4.38%, and (4) expected life of 3 years. The options were exercisable for ten years at an exercise price of $0.59, subject to vesting over a 38 month period.  The options earlier terminated in fiscal 2010 in connection with separation from employment.

During the year ended April 30, 2007, the Company granted options to purchase an aggregate of 4,500,000 shares of common stock to one employee and one Director. At grant date, 1,000,000 options vested immediately. The vested and unvested options were initially valued at $636,433 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 131%; (3) risk-free interest rate of 5.04% and 5.24%, vest over a 36 month period and expire if unexercised in five years.

During the year ended April 30, 2008, the Company granted options to purchase an aggregate of 1,170,000 shares of common stock to thirteen employees. As a result of separation from employment, 870,000 unexercised options were cancelled. The remaining vested and unvested options had an initial value of $23,019 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 143%; (3) risk-free interest rate of 4.76%, vest over a 48 month period and expire if unexercised in ten years.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

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

During the year ended April 30, 2010, in connection with the sale of short term notes, the Company issued three year warrants to purchase 4,953,264 shares of its common stock at $0.15 per share. The warrants have been valued at $346,726 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 281%, (3) risk-free interest rate of 1.42%, and (4) expected life of 3 years.

During the year ended April 30, 2010, in connection with the sale of common stock, the Company issued three year warrants to purchase 1,409,866 shares of its common stock at $0.15 per share and three year warrants to purchase 10,123,334 shares of its common stock at $0.07 per share.

During the year ended April 30, 2011, the Company issued stock options, exercisable at $0.025 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2011, and 40% on May 12, 2011, to the following officers and directors:  Anthony Havens, 6,672,500 options; Kristian Srb, 2,465,000 options; Richard Trotter, 4,016,250 options; Jeffrey Bean, 956,250 options; Anthony Adler, 3,995,000 options; and Sandra Ahman, 3,145,000 options.  The vested and unvested options were initially valued at $409,790 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 271; (3) risk-free interest rate of 0.89%, vest over a 36 month period and expire if unexercised in five years.

During the year ended April 30, 2011, the Company issued to four employees under the Company’s 2005 Stock Incentive Compensation Plan options to purchase a total of 2,150,000 shares of common stock at $0.022 per share until December 1, 2018, subject to vesting at the rate of 40% on the grant date, 20% on December 1, 2011, 20% on December 1, 2012 and 20% on December 1, 2013. The vested and unvested options were initially valued at $42,961 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 250; (3) risk-free interest rate of 2.33%, vest over a 48 month period and expire if unexercised in ten years.

During the year ended April 30, 2011, in connection with the sale of common stock, the Company issued three year warrants to purchase 12,974,299 shares of its common stock at $0.07 per share, to six accredited investors. The warrants have been valued at $340,521 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility ranging from 280 to 395, (3) risk-free interest rate ranging from 1.05% to 1.51%, and (4) expected life of 3 years.

During the year ended April 30, 2011, the Company issued five warrants to purchase an aggregate of 1,798,295 shares of common stock to a consultant. The warrants have been valued at $105,235 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility ranging from 150 to 402, (3) risk-free interest rate ranging from 1.64 % to 1.95%, and (4) expected life of 5 years. The warrants have an exercise price of $0.05 and are fully vested.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

The following table summarizes common stock options issued to officers, directors and employees outstanding and the related exercise price.

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
28,725,000	3.19	$0.06	10,435,100	$0.12

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2009	6,025,000	$0.24
Granted	-	-
Exercised	-	-
Canceled or expired	(525,000)	0.27
Outstanding at April 30, 2010	5,500,000	$0.23
Granted	23,400,000	0.025
Exercised	-	-
Canceled or expired	(175,000)	0.605
Outstanding at April 30, 2011	23,225,000	$0.06

The weighted-average fair value of stock options granted during the years ended April 30, 2011 and 2010 was $0.02 and $0.00, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant Assumptions (weighted average):	2011	2010
Risk free interest rate at grant date:	1.023%	-
Expected stock price volatility	252%	-
Expected dividend payout	0	-
Expected options life in years(a)	2.91	-

(a) The expected option/warrant life is based on vested dates.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

There were no options granted during the year ended April 30, 2010

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15	7,057,574	1.16	$0.15	7,057,574	$0.15
$0.11	250,000	2.06	$0.11	250,000	$0.11
$0.07	23,097,633	2.20	$0.07	23,097,633	$0.07
$0.066	500,000	1.51	$0.066	250,000	$0.066
$0.05	1,575,000	1.66	$0.05	1,575,000	$0.05
$0.0438	1,632,833	1.76	$0.0438	1,632,833	$0.0438
$0.017	1,798,295	4.71	$0.017	1,798,295	$0.017
	35,911,335	1.95	$0.08	35,661,335	$0.08

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2009	6,407,814	$0.108
Granted	17,236,444	$0.102
Exercised	-	$-
Canceled or expired	(350,000)	$0.061
Outstanding at April 30, 2010	23,294,278	$0.10
Granted	14,772,594	$0.06
Exercised	-	$-
Canceled or expired	(2,155,537)	$0.18
Outstanding at April 30, 2011	35,911,335	$0.07

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

The weighted-average fair value of stock warrants granted to non-employees during the years ended April 30, 2011 and 2010 was $0.05 and $0.05, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2011	2010
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.37%	1.42%
Expected stock price volatility	332%	281%
Expected dividend payout		-
Expected option life-years	3 yrs	3 yrs

The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $105,235 and $260,000 for the years ended April 30, 2011 and 2010, respectively.

NOTE N- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In October 2004, the Company entered into a lease agreement with an unrelated party for office space in New York City from December 1, 2004 through November 30, 2007. This lease was renewed on October 24, 2007 or an additional 5 years. Total lease rental expense for the years ended April 30, 2011 and 2010, was $330,765 and $312,633, respectively. The Company has determined not to record deferred rent in order to recognize rent expense over the term of the lease on a straight line basis, as the amount has been determined to be immaterial to the overall consolidated financial statements.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

The Company entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens, our Chief Executive Officer. The employment is for a term of five years. The employment term is to be automatically extended for one five-year period, and additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. The agreement was automatically extended for five years on July 12, 2009  He is entitled to six weeks of paid vacation per year, and health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He did not receive any equity compensation as part of this agreement.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE O - NON-CASH FINANCIAL INFORMATION

During the year ended April 30, 2011, the Company:

•
issued 21,250,000 stock options to six officers and directors, exercisable at $0.025 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2011, and 40% on May 12, 2011. The vested and unvested options were initially valued at $409,790.

•
issued to four employees under the Company’s 2005 Stock Incentive Compensation Plan options to purchase a total of 2,150,000 shares of common stock at $0.022 per share until December 1, 2018, subject to vesting at the rate of 40% on the grant date, 20% on December 1, 2011, 20% on December 1, 2012 and 20% on December 1, 2013. The vested and unvested options were initially valued at $42,961.

•
in connection with the sale of common stock,  issued three year warrants to purchase 12,974,299 shares of its common stock at $0.07 per share, to six accredited investors. The warrants have been valued at $340,521.

•	issued five warrants to purchase an aggregate of 1,798,295 shares of common stock to a consultant. The warrants have been valued at $105,235.

•	issued, pursuant to notes and penalty provisions of notes, 5,706,000 shares of unregistered common stock, valued at $116,788, 395,000 of the shares were classified as shares to be issued.
•
issued to members of its Advisory Council, three consultants, and pursuant to three consulting agreements a total of 19,060,000 shares of its common stock valued at $279,785, 1,000,000  of the shares had been accrued in the prior year.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

NOTE P - SUBSEQUENT EVENTS

Subsequent to April 30, 2011:

•	three note holders converted $153,884 principal amount of notes plus accrued interest thereon into 26,857,060 shares of the Company’s common stock,

•	two individuals purchased 7,400,000 shares of the Company’s restricted common stock for $37,000,

•	the Company issued 500,000 shares of restricted common stock in consideration of a loan extension,

•	the Company issued 1,305,339 shares of restricted common stock as payment for $16,750 in consulting services,

•
sold to an investor a $45,000, nine month, 8% note, convertible at the note holder’s option at a variable conversion price such that during the period during which the note is outstanding,  convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company,

•	2,679,000 shares valued at $33,596 were issued pursuant to terms of various notes, and

•	12,439,343 shares listed as to be issued at April 30, 2011 were issued.

NOTE Q - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the period October 1, 2001 (date of inception) through April 30, 2011, the Company has incurred a net loss of $3,663,867 during the year ended April 30, 2011.  As of April 30, 2011, the Company’s had a deficit net worth of $2,946,315 and accumulated deficit of  $35,114,801. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2011.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2011, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

RBSM LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of April 30, 2011.

Changes in Internal Controls

During the fiscal quarter ended April 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

Not applicable.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of August 1, 2011.

Name	Age	Position
Anthony L. Havens	57	Chief Executive Officer, President, and Chairman
Kristian Srb	56	Director
Jeffrey Bean	58	Director
Anthony W. Adler	71	Executive Vice President and Principal Financial Officer
Richard P. Trotter	68	Chief Operating Officer
Sandra L. Ahman	48	Vice President, Secretary and Director

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

Code of Ethics

We have adopted a "code of ethics", as defined by the SEC, which applies to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta's executive officers, directors, and persons who beneficially own more than ten percent of Sparta's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta's common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person.  Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2011, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended April 30, 2011 ("Named Executive Officers").

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)	Stock Awards ($)(b)	Option Awards ($)(b)(c)	All Other Compensation ($)(d)	Total ($)

Anthony L. Havens	2011	280,000	89,514	0	128,671	11,005	509,190
Chief Executive Officer	2010	280,000	0	0	0	0	280,000
Anthony W. Adler	2011	185,000	0	0	77,039	0	262,039
Executive Vice President and Principal Financial Officer	2010	185,000	0	0	141,280	0	326,280
Richard P. Trotter	2011	200,000	0	0	77,448	0	277,448
Chief Operating Officer	2010	200,000	0	0	0	0	200,000

(a)
For Mr. Adler, includes accrued; unpaid net salary of $112,286 and $80,627 at year end 2011 and 2010, respectively, and $19,539 in salary and $30,461 in unreimbursed business expenses foregone in exchange of 3,333,333 shares of common stock in fiscal 2010. For Mr. Trotter, includes accrued; unpaid net salary of $152,279 and $116,419 at year end 2011 and 2010, respectively, and $8,763 in salary and $41,237 in unreimbursed business expenses foregone in exchange of 3,333,333 shares of common stock in fiscal 2010.

(b)
Represents the stock-based compensation recognized in accordance with ASC 718. Stock-based awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of stock-based awards are discussed in Note M to the consolidated financial statements.

(c)
On May 12, 2010, the Company issued stock options to its key executives, exercisable at $0.025 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2011, and 40% on May 12, 2012, of which 6,672,500 options were issued to Mr. Havens, 3,995,000 options were issued to Mr. Adler, and 4,016,250 options were issued to Mr. Trotter.

(d)	This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000. In fiscal 2011, for Mr. Havens, this includes $11,005 for garage rental.

In general, compensation payable to a Named Executive Officer consists of a base salary,  a stock or stock option award, and may also include a cash bonus.  During our 2011 fiscal year, we had in effect a written employment agreement with the Mr. Havens.  Our compensation system has generally not been tied to performance based conditions other than the passage of time.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as at April 30, 2011.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Anthony L. Havens (1)	1,334,500	5,338,000	0.025	5/12/2015	-	-
Anthony W. Adler (2)	4,000,000	-	0.1914	9/21/2011
Anthony W. Adler (1)	799,000	3,196,000	0.025	5/12/2015	-	-
Richard P. Trotter (1)	803,250	3,213,000	0.025	5/12/2015	-	-
Richard P. Trotter (3)	175,000	-	0.605	4/29/2012	-	-
Richard P. Trotter (3)	175,000	-	0.605	4/29/2013	-	-
Richard P. Trotter (3)	175,000	-	0.605	4/29/2014	-	-

(1)	Granted pursuant to an option agreement dated May 12, 2010. The options are exercisable, subject to vesting, for a period of five years from the grant date at $0.025 per share.
(2)	Granted pursuant to an option agreement dated September 22, 2006. The options are exercisable for a period of five years from the vesting date at $0.1914 per share.
(3)	Granted pursuant to an option agreement dated April 29, 2005.

Compensation of Directors

In fiscal 2011, non-employee directors were compensated for their services in the amounts set forth below.

Name	Fees earned or paid in cash ($)	Stock awards ($)(a)	Option awards ($)(a)	All other compensation ($)	Total ($)
Jeffrey Bean	0	0	18,440	–	18,440
Kristian Srb	0	0	47,534	–	47,534

(a)
Represents the stock-based compensation recognized in accordance with ASC 718. Stock-based awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of stock-based awards are discussed in Note M to the consolidated financial statements.

(b)
On May 12, 2010, the Company issued to stock options, exercisable at $0.025 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2011, and 40% on May 12, 2012, as follows:  956,250 options to Mr. Bean; and 2,465,000 options to Mr. Srb.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of April 30, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by securities holders	2,450,000	$0.03	6,050,000
Equity compensation plans not approved by security holders	32,031,128	$0.06	6,125,192
Total	34,481,128	$0.06	12,175,192

(a)	For purposes of the table, does not include shares issued and outstanding pursuant to the Company’s 2009 Consultant Stock Plan, nor 100,000 shares vested pursuant to a restricted stock grant.
(b)	Calculation excludes shares issued pursuant to stock grants.

Plans in the Shareholder Approved Category

In July 2004, we adopted our 2005 Stock Incentive Compensation Plan.  The plan authorizes our Board of Directors to grant securities, including stock options, to employees, directors and others, in the aggregate amount of 8,500,000 shares of common stock. Securities issued under the plan may be stock awards, non-qualified options, incentive stock options, or any combination of the foregoing.  In general, stock options granted under the plan have a maximum duration of ten years from the date of the grant and are not transferable. The per share exercise price of any incentive stock option granted under the plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over ten percent or more of our capital stock are granted at 110% of fair market value of the underlying common stock on the date of grant and expire five years after the date of grant. No options may be granted after July 1, 2014.  During the year ended April 30, 2011, 2,150,000 options were granted and no options were exercised or terminated.  As of April 30, 2011, options to purchase 2,450,000 shares of common stock were outstanding under the plan.

Plans Not in the Shareholder Approved Category

On November 1, 2004, pursuant to an employment agreement with Richard P. Trotter, our Chief Operating Officer, we granted an award of 125,000 shares of our common stock, subject to vesting and subject to continued employment.  As of April 30, 2011, Mr. Trotter was vested with 125,000 shares, of which only 25,000 shares have been issued to date.

On April 29, 2005, pursuant to an option agreement with Richard Trotter, our Chief Operating Officer, we issued stock options to purchase up to 875,000 shares of our common stock. The stock options are exercisable for five years from the vesting date at $0.605 per share.  The options vested in increments of 175,000 options on each of April 29, 2005, 2006, 2007, 2008, and 2009.  Options to purchase an aggregate of 350,000 shares expired in 2010 and 2011.

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

On May 12, 2010, we issued stock options, exercisable at $0.025 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2011, and 40% on May 12, 2011, to the following officers and directors:  Anthony Havens, 6,672,500 options; Kristian Srb, 2,465,000 options; Richard Trotter, 4,016,250 options; Jeffrey Bean, 956,250 options; Anthony Adler, 3,995,000 options; and Sandra Ahman, 3,145,000 options.

During the five months ended April 30, 2011, we issued to a consultant five year warrants to purchase a total of 1,798,295 shares of common stock exercisable at $0.017 per share.

In May 2009, the Company’s Board of Directors authorized a 2009 Consultant Stock Plan covering 10,000,000 shares of the Company’s common stock for purposes of compensation of certain consultants. During fiscal 2011, the Company issued 1,402,356 shares under the plan, and 71,500 shares were cancelled. As of April 30, 2011, 6,125,192 shares were available for issuance pursuant to the plan.

Common Stock Ownership

The table below sets forth information regarding the beneficial ownership of our common stock as of April 30, 2011 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

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

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	32,936,750	6.8
Kristian Srb (2)	34,750,550	7.2
Jeffrey Bean (3)	1,119,850	0.2
Anthony W. Adler (4)	10,730,333	2.2
Richard P. Trotter (5)	6,393,083	1.3
Sandra L. Ahman (6)	2,467,865	.5
All current directors and named officers as a group (6 in all)	88,398,431	18.2

(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 462 Seventh Ave, 20th Floor, New York, NY 10018.
(1)
Mr. Havens' minor son owns approximately 2,000,000 shares of common stock in a trust account. Mr. Havens is not the trustee for his son's trust account, and does not have the sole or shared power to vote or direct the vote of such shares.  Mr. Havens disclaims beneficial ownership of such shares held in his son's trust account.

Includes1,334,500 vested options, and 2,669,000 options subject to vesting on May 12, 2011, exercisable at $0.025 per share until May 12, 2015.
(2)
Includes 62,500 shares of common stock held by Mr. Srb's minor daughter, for which Mr. Srb may be deemed to have beneficial ownership of such shares. Includes 493,000 vested options, and 986,000 options subject to vesting on May 12, 2011, and exercisable at $0.025 per share until May 12, 2015.

(3)
Includes 500,000 vested stock options, exercisable at $0.12 per share until October 23, 2011, and 191,250 vested options, and 382,500 options subject to vesting on May 12, 2011, exercisable at $0.025 per share until May 12, 2015.

(4)
Includes 4,000,000 vested stock options, exercisable at 0.1914 per share until September 22, 2011, and 3,333,333 shares held by The Anthony W. Adler Irrevocable Trust, dated October 1, 2009.  Includes 799,000 vested options, and 1,598,000 options subject to vesting on May 12, 2011, exercisable at $0.025 per share until May 12, 2015.

(5)
Includes 125,000 vested shares, of which only 25,000 of such vested shares have been issued to date, 525,000 vested stock options, exercisable at $0.605 per share and expiring at the rate of 175,000 on each of April 29,  2012, 2013, and 2014, and 3,333,333 shares held by The Richard and Kay Trotter Trust Established March 18, 2009.  Includes 803,250 vested options, and 1,606,500 options subject to vesting on May 12, 2011, exercisable at $0.025 per share until May 12, 2015.

(6)	Includes 629,000 vested options, and 1,258,000 options subject to vesting on May 12, 2011, exercisable at $0.025 per share until May 12, 2015.

Changes in Control

We do not have any arrangements that may result in a change in control.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended April 30, 2011 and 2010, we received non-interest bearing demand loans in the aggregate amount of $5,000 and $31,320 respectively, of which $2,000 and $17,320, respectively were repaid from Kristian Srb, one of our directors. As of April 30, 2011, we owed Mr. Srb $373,000.

On October 31, 2008, the Company purchased certain loans secured by a portfolio of all American Motorcycle Leasing Corp's motorcycle leases for a total purchase price of $100,000. At April 30, 2010 and 2011, included in accounts receivable, are $10,169 and $10,169 respectively, due from American Motorcycle Leasing Corp.   From time to time, we have engaged in certain transactions with American Motorcycle Leasing Corp. A director of the Company serves on American Motorcycle Leasing Corp.’s board of directors.  The Company’s Chief Executive Officer was formerly a control person of American Motorcycle Leasing Corp.  Certain of our officers, directors, and employees have worked for American Motorcycle Leasing Corp. and may continue to do so on a limited basis for the near future, and have had equity interests in American Motorcycle Leasing Corp.  While our business plans differ from those of American Motorcycle Leasing Corp., we operate in the same industry as American Motorcycle Leasing Corp. and issues could arise with respect to the taking of corporate opportunities of each other.  Any competition with American Motorcycle Leasing Corp. could adversely affect our business, operating results and financial condition.  Accordingly, we may be subject to legal proceedings and claims, including claims of alleged infringement of the intellectual property, competition, conflict of interest, and other business governance related claims.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by RBSM LLP, our principal independent registered public accounting firm, during the fiscal years ended April 30, 2011 and 2010 were $116,838 and  $126,810, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2011 and 2010 were $0.  Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2011 and 2010 were $0. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services our principal independent registered public accounting firm for the fiscal years ended April 30, 2011 and 2010.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm.  All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2011 and 2010 were pre-approved.  The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of audit and non-audit services was compatible with maintaining the auditor's independence.

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           List of documents filed as a part of this report:

(1)         Index to Consolidated Financial Statements

        Report of Registered Independent Certified Public Accounting Firm
        Consolidated Balance Sheets as of April 30, 2011 and 2010
        Consolidated Statements of Losses for the years ended April 30, 2011 and 2010
        Consolidated Statement of Deficit for the two years ended April 30, 2011
        Consolidated Statements of Cash Flows for the years ended April 30, 2011 and 2010
        Notes to Consolidated Financial Statements

(2)           Index to Financial Statement Schedules

Not required.

(3)           Index to Exhibits

Exhibit Number	Description of Exhibit
3(i)(1)	Articles of Incorporation of Tomahawk Oil and Minerals, Inc. (Incorporated by reference to Exhibit 3(i) (1) of Form 10-KSB filed on August 13, 2004)
3(i)(2)	Certificate of Amendment of Articles of Incorporation, November 1983 (Incorporated by reference to Exhibit 3(i) (2) of Form 10-KSB filed on August 13, 2004)
3(i)(3)	Certificate of Amendment of Articles of Incorporation for name change, August 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on August 27, 2004)
3(i)(4)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on September 17, 2004)
3(i)(5)	Certificate of Amendment of Articles of Incorporation for decrease in authorized capital, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on December 23, 2004)
3(i)(6)	Certificate of Designation for Series A Redeemable Preferred Stock, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2005)
3(i)(7)	Certificate of Designation for Series B Preferred Stock (Incorporated by reference to Exhibit B to Preferred Stock Purchase Agreement, dated as of July 29, 2009 (see Exhibit 10.21 below)
3(i)(8)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 21, 2009 (Incorporated by reference to Exhibit 3(i)(8) of Form S-1 filed on October 2, 2010)
3(i)(9)	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 5.03(i) of Form 8-K filed on November 19, 2009)
3(ii)(1)	By-laws (Incorporated by reference to Exhibit 3(ii) (1) of Form 10-KSB filed on August 13, 2004)
3(ii)(2)	By-laws Resolution (Incorporated by reference to Exhibit 3(ii) (2) of Form 10-KSB filed on August 13, 2004)
3(ii)(3)	Board of Directors Resolutions amending By-laws (Incorporated by reference to Exhibit 3(ii) of Form 10-QSB filed on December 15, 2004)
10.1	Lease for office facilities (Incorporated by reference to Exhibit 10 of Form 10-QSB filed on December 15, 2004)
10.2+	Form of Employment Agreement with Anthony Havens (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on August 13, 2004)
10.3+	Employment Agreement with Richard Trotter (Incorporated by reference to Exhibit 10 of Form 8-K filed on October 29, 2004)
10.4+	Option Agreement with Richard Trotter (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 5, 2005)
10.5+	Employment Agreement with Anthony W. Adler (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 2, 2006)
10.6+	Stock Option Agreement with Jeffrey Bean, dated October 23, 2006 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 24, 2006)
10.7+	2005 Stock Incentive Compensation Plan (Incorporated by reference to Exhibit 4 of Form 10-KSB filed on August 13, 2004)
10.8	2010 Consultant Stock Plan (Incorporated by reference to Exhibit 99.1 of Form S-8 filed on May 12, 2010)
10.9	Master Loan and Security Agreement - Motor Vehicles (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 28, 2005)
10.10	Master Loan and Security Agreement (Installment Sale Contract) (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 28, 2005
10.11	Form of Loan Agreement, December 2005 (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on March 22, 2006)
10.12	Form of Promissory Note (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on December 18, 2006)
10.13	Form of Promissory Note (Incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on December 18, 2006)
10.14	Form of Convertible Debenture (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on December 21, 2007)
10.15
Preferred Stock Purchase Agreement, dated as of July 29, 2009, by and among Sparta Commercial Services, Inc. and Optimus Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 30, 2009)

10.16
Motorcycle Lease Warehousing Master Lease Funding Agreement dated September 28, 2010 between registrant and Vion Operations LLC (Incorporated by reference to Exhibit 10 of Form 8-K filed on September 29, 2010)

10.17
Motorcycle Lease Warehousing Master Services Agreement dated September 28, 2010 between registrant and Vion Operations LLC (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 29, 2010)

11	Statement re: computation of per share earnings is hereby incorporated by reference to Part II, Item 8 of this report
14.1*	Code of Ethics
21.1*	List of Subsidiaries
23.1*	Consent of RBSM LLP
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
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

Date: August 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President
and Chairman of the Board

Date: August 15, 2011

By:	/s/ Anthony W. Adler
Anthony W. Adler
Executive Vice President, and
Interim Principal Financial Officer

Date: August 15, 2011

By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: August 15, 2011

By:	/s/ Kristian Srb
Kristian Srb
Director

Date: August 15, 2011

By:	/s/ Jeffrey Bean
Jeffrey Bean
Director

Date: August 15, 2011