Form 10-Q
period 2011-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2011-09-19
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 504 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of September 14, 2011, we had 543,429,634 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	Quarter Ended July 31, 2011	Year end April 30, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	58,024	$10,786
RISC loan receivables, net of reserve of $34,500 and $45,015, respectively (NOTE D)	657,255	855,278
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $194,784 and $217,885 respectively, and loss reserve of $9,560 and $9,650, respectively (NOTE B)	232,025	231,564
Interest receivable	15,137	9,239
Purchased Portfolio (NOTE F)	23,330	24,544
Accounts receivable	34,869	66,387
Inventory (NOTE C)	22,369	13,126
Property and equipment, net of accumulated depreciation and amortization of $179,671 and $176,677, respectively (NOTE E)	11,576	14,570
Deferred Expenses	113,981	138,405
Good Will	10,000	10,000
Restricted cash	54,879	64,686
Other Assets		-
Deposits	48,967	48,967
Total assets	$1,282,413	$1,487,553

LIABILITIES AND DEFICIT

Liabilities:

Accounts payable and accrued expenses	1,190,233	1,133,721
Senior secured notes payable (NOTE F)	853,609	974,362
Notes payable net of beneficial conversion feature of $75,090 and $52,272, respectively (NOTE G)	1,387,399	1,377,065
Loans payable-related parties (NOTE H)	386,760	386,760
Other liabilities	67,691	75,409
Derivative liabilities	178,595	484,301
Deferred revenue	900	2,250
Total liabilities	4,065,188	4,433,868

Deficit:
Preferred Stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred Stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 157 shares issued and outstanding, respectively	1	1
Preferred Stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 42,000 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 740,000,000 shares authorized, 530,285,000 and 479,104,770 shares issued and outstanding, respectively	530,285	479,105
Common stock to be issued, 70,997,000 and 73,899,200 respectively	70,997	73,899
Preferred Stock B to be issued, 29.3 and 9.64 shares, respectively	-	-
Additional paid-in-capital	33,839,649	33,430,502
Subscriptions Receivable, preferred stock, Series B	(2,118,309)	(2,118,309)
Accumulated deficit	(35,480,272)	(35,114,801)
Total deficiency in stockholders' equity	(3,145,149)	(3,237,103)
Noncontrolling Interest	362,374	290,789
Total deficit	(2,782,775)	(2,946,314)
Total liabilities and deficit	$1,282,413	$1,487,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010
(UNAUDITED)

	Three Months Ended July 31,
	2011	2010
Revenue
Rental Income, Leases	$28,359	$29,753
Interest Income, Loans	35,041	75,717
Other	86,599	26,677
	149,999	132,147

Operating expenses:
General and administrative	575,431	718,668
Depreciation and amortization	17,023	19,561
Total operating expenses	592,454	738,229

Loss from operations	(442,455)	(606,082)

Other expense:
Interest expense and financing cost, net	148,970	171,471
(Gain) loss in changes in fair value of derivative liability	(257,302)	534,242
Total finance related expenses	(108,333)	705,713

Net loss	$(334,122)	$(1,311,795)

Net loss attributed to noncontrolling interest	8,415	8,769

Preferred dividend	(39,764)	(39,758)

Net loss attributed to common stockholders	$(365,471)	$(1,342,784)

Basic and diluted loss per share	$(0.00)	$(0.01)

Basic and diluted loss per share attributed to common stockholders	$(0.00)	$(0.01)

Weighted average shares outstanding	507,308,272	300,447,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
FOR THE THREE MONTHS ENDED JULY 31, 2011

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Common Stock to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions Receivable	Additional Paid in Capital	Accumulated Deficit	Non- controlling Interest	Total
Balance April 30, 2011	125	12,500	157	12,782	-	-	479,104,648	479,105	73,899,200	73,899	(2,118,309)	33,430,502	(35,114,801)	290,789	(2,946,317)
Preferred Dividend to be issued												39,120			39,120
Beneficial conversion discount												71,222			71,222
Sale of Stock							19,839,340	19,839	(2,902,010)	(2,902)		74,318			91,255
Shares issued for financing cost							3,179,000	3,179				38,542			41,721
Shares issued for conversion of notes & interest							26,856,980	26,857				127,037			153,894
Stock Compensation							1,305,340	1,305				15,445			16,750
Employee options expense												43,464			43,464
Sale of Subsidiary's Preferred B stock														80,000	80,000
Net Loss													(365,471)	(8,415)	(373,886)
Balance July 31, 2011	125	12,500	157	12,782	-	-	530,285,308	530,285	70,997,190	70,997	(2,118,309)	33,839,649	(35,480,272)	362,374	(2,782,775)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010
(UNAUDITED)

	Three Months Ended July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(334,122)	$(1,311,795)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and Amortization	17,023	13,298
Allowance for loss reserves	(10,515)	15,875
Amortization of deferred expenses	24,425	1,350
Amortization of Debt Discount	583	14,098
Shares issued for debt and accrued interest	3,646	15,648
Equity based compensation	60,214	146,007
Stock based finance cost	41,721	-
Non cash (gain) loss in fair value of derivative liabilities	(257,302)	534,242
(Increase) decrease in operating assets and liabilities:
Inventory	(9,243)	7,482
Interest receivable	(5,898)	1,726
Accounts receivable	31,518	42,829
Prepaid expenses and other assets	-	3,628
Restricted cash	9,806	34,825
Portfolio	1,214	(17,553)
Increase (decrease) in:
Accounts payable and accrued expenses	40,750	155,479
Net cash used in operating activities	(386,171)	(342,861)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Acquisition) liquidation of leased vehicles	(462)	16,550
Net Liquidation of RISC contracts	208,539	220,317
Net cash provided by investing activities	208,077	236,866

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of subsidiary stock	80,000	40,000
Net proceeds from sale of common stock	82,840	89,999
Proceeds from secured lender	112,766	-
Net payments to senior lender	(233,518)	(279,145)
Net proceeds from convertible notes	198,244	246,948
Payments on convertible notes	(15,000)	-
Net cash provided by financing activities	225,332	97,802
Net Increase (decrease) in cash	$47,238	$(8,193)

Unrestricted cash and cash equivalents, beginning of period	10,786	$11,994
Unrestricted cash and cash equivalents , end of period	$58,024	$3,801

Cash paid for:
Interest	$43,913	$55,513
Income taxes	-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2011 and for the three month periods ended July 31, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2011 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

The Company is in the business as an originator and indirect lender for retail installment loan and lease financing for the purchase or lease of new and used motorcycles (specifically 550cc and higher) and utility-oriented 4-stroke all terrain vehicles (ATVs).

In May 2011, the Company formed Specialty Reports, Inc, a Nevada Corporation (“SRI”), for the purpose of acquiring all of the assets of Cyclechex, LLC, a Florida limited liability company (“Cyclechex”).  Cyclechex’s sole business was an e-commerce business which acquired the relevant motorcycle data and sold the data in the form of motorcycle history reports over the internet to consumers and dealers.  As part of the transaction, the Company agreed to issue 24% of SRI common stock to the sole owner of Cyclechex.

The results of operations for the three months ended July 31, 2011 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2012.

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
JULY 31, 2011
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

The sales of the reports and mobile applications by the Company’s subsidiary, Specialty Reports, Inc., are recognized on a cash basis.

Inventories

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

Website Development Costs

The Company recognizes website development costs in accordance with ASC 350-50, “Accounting for Website Development Costs.”  As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website.  Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life.  Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses.

Cash Equivalents

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of ASC 740-10, “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

ASC 740-10, “Accounting for Uncertainty in Income Taxes,” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2011 or the three months ended July 31, 2011.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

Impairment of Long-Lived Assets

In accordance ASC 360-10, “Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, equipment, motorcycles and other vehicles and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows or quoted market prices in active markets if available, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  At July 31, 2011 and April 30, 2011, the Company has no items of other comprehensive income.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)
Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred.  During the three months ended July 31, 2011 and the year ended April 30, 2011, the Company incurred $920 and $3,283 in advertising costs, respectively.

Net Loss Per Share

The Company uses ASC 260-10, “Earnings Per Share,” for calculating the basic and diluted loss per share.  The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Per share basic and diluted net loss attributable to common stockholders amounted to $0.00 and $0.01 for the three months ended July 31, 2011 and 2010, respectively.  At July 31, 2011 and 2010, 189,751,620 and 98,589,643 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $365,471 and $1,342,784 during the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.  The Company had a negative net worth of $2,782,775 at July 31, 2011.

Reclassifications

Certain reclassifications have been made to conform to prior periods’ data to the current presentation.  These reclassifications had no effect on reported losses.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

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

NOTE B – MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at July 31, 2011 and April 30, 2011 consist of the following:

	July 31, 2011	April 30, 2011
Motorcycles and other vehicles	$436,459	$459,099
Less: accumulated depreciation	(194,784)	(217,885)
Motorcycles and other vehicles, net of accumulated depreciation	241,675	241,214
Less: estimated reserve for residual values	(9,650)	(9,650)
Motorcycles and other vehicles under operating leases, net	$232,025	$231,564

Depreciation expense for vehicles for the three months ended July 31, 2011 and for the fiscal year ended April 30, 2011 was $14,028 and $60,216, respectively.  Depreciation expense for vehicles for the three ended July 31, 2010 was $16,342.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)
NOTE C – INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease.  Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis.  At July 31, 2011, the Company’s inventory of repossessed or returned vehicles valued at market was $22,369, which will be resold.

NOTE D – RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $691,755 and $900,294 at July 31, 2011 and April 30, 2011, respectively, including deficiency receivables of $13,565 and $15,320, respectively.  The following is a schedule by years of future principal payments related to these receivables.  Certain of the assets are pledged as collateral for the note described in Note F.

Year ending July 31,
2012	$460,595
2013	228,653
2014	2,506
2015	-
$691,755

We consider our portfolio of retail (RISC) loan receivables to be homogenous and consist of a single segment and class.  Consequently we analyze credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator.

We consider an RISC contract delinquent when an obligor fails to make a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included.  The following table summarizes the delinquency status of finance receivables as of July 31, 2011 and April 30, 2011:

	July 31, 2011	April 30, 2011 Audited
Delinquency Status
Current	$622,244	$801,953
31-60 days past due	38,670	37,854
61-90 days past due	11,135	22,394
91-120 days past due	6,141	22,773
	678,190	884,974
Paying deficiency receivables*	13,565	15,320
	$691,755	$900,294

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

RISC receivables totaling $30,066 and $40,855 at July 31, 2011 and April 30, 2011, respectively, have been placed on non-accrual status because of their bankruptcy status.

The following table presents a summary of the activity for the allowance for credit losses, for the three months and year ended July 31, 2011 and April 30, 2011, respectively:

	Three Months Ended July 31, 2011	Year Ended April 30, 2011 Audited
Balance at beginning of year	$45,015	$132,000
Provision for credit losses	(10,515)	9,179
Charge-offs	-	(96,164)
Recoveries*	-	-
Balance at end of period	$34,500	$45,015

* Recoveries are credited to deficiency receivables

Excluded from RISC receivables are contracts that were previously classified as RISC receivables but were reclassified as inventory because we have repossessed the vehicles securing the RISC Contracts.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is included in the allowance for credit losses:

	Three Months Ended July 31, 2011	Year Ended April 30, 2011 Audited
Gross balance of repossessions in inventory	$26,741	$14,138
Allowance for losses on repossessed inventory	(4,372)	(1,012)
Net repossessed inventory	$22,369	$13,126

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

NOTE E – PROPERTY AND EQUIPMENT

Major classes of property and equipment at July 31, 2011 and April 30, 2011 consist of the followings:

	July 31, 2011	April 30, 2011
Computer equipment, software and furniture	$191,247	$191,247
Less: accumulated depreciation and amortization	(179,671)	(176,677)
Net property and equipment	$11,576	$14,570

Depreciation expense for property and equipment was $2,994 and $3,220, respectively for the three months ended July 31, 2011 and 2010, and $12,853 for the year ended April 30, 2011.

NOTE F – PURCHASED PORTFOLIO AND SECURED SENIOR NOTE

(a)
The Company finances certain of its leases through a third party.  The repayment terms are generally one year to five years and the notes are secured by the underlying assets.  The weighted average interest rate at July 31, 2011 is 10.48%.

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

To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the note holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the note holder.

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

As of July 31, 2011, the Company carries the Purchased Portfolio at $23,330 representing its $100,000 cost, which is less than its estimated market value, less collections through the period.  On January 31, 2011, the note holder converted $50,000 principal amount of the note into 4,545,455 shares of the Company’s common stock which shares were classified as to be issued at July 31, 2011.  The Company carries the liability for the Senior Secured Note at $39,189, which is net of note reductions.

(c)	In July 2011, the Company borrowed $100,842 from an investor and collateralized the loan with certain unpledged leases.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

At July 31, 2011, these notes payable to the three creditors mature as follows:

12 Months Ended July 31,	Amount
2012	$494,949
2013	243,784
2014	114,876
2015	-
$853,609

Notes payable to Senior Secured lender at April 30, 2011 were $934,355.

NOTE G – NOTES PAYABLE

Notes Payable	July 31, 2011	April 30, 2011
Convertible notes (a)	$873,090	$839,938
Notes payable (b)	60,000	60,000
Bridge loans (c)	206,000	206,000
Collateralized note (d)	220,000	220,000
Convertible note (e)	103,399	103,399
Sub Total	1,462,489	1,429,337
Less Beneficial Conversion Discount	(75,090)	(52,272)
Total	$1,387,399	$1,377,066

(a)
As of July 31, 2011, the Company had outstanding convertible unsecured notes with an aggregate principal amount of $873,090, which accrue interest at rates ranging from 8% to 15% per annum.  The majority of the notes are convertible into shares of common stock, at the Company’s option, ranging from $0.006 to $0.021 per share.

During the three months ended July 31, 2011, the Company sold to an accredited investor a $45,000 note which is convertible at the note holder’s option at a variable conversion price such that during the period during which the notes are outstanding, with one note convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”), and the other note convertible at the lower of (i) $0.02 per share or (ii) the Discount Conversion Rate; provided, however, that, the conversion rate is subject to adjustment upon a merger, consolidation or other similar event, and, if the Company issues or sells any shares of common stock for no consideration or for a consideration per share that is less than the conversion price of the note, or issues or grants convertible securities (including warrants, rights, and options but not including employee stock option plans), with an conversion price that is less than the conversion price of the note, then the conversion price of the note will immediately be reduced to the consideration per share received in such stock issuance or the conversion price of the convertible securities issuance. The Company has reserved up to 32,327,586 shares of its common stock for conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full. Also, during the three months ended July 31, 2011, this investor converted $72,000 principal amount of notes and accrued interest there on into 13,572,935 shares of the Company’s common stock.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

During the three months ended July 31, 2011, the Company sold to an accredited investor four, one-year, unsecured notes in the aggregate amount of $155,745.  The notes bare 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. At the Company’s option, the notes are convertible into shares of common stock at prices ranging from $0.00577 to $0.0072 per share.

During the three months ended July 31, 2011, a note holder converted $38,579 principal amount of notes and accrued interest there on into 6,564,650 shares of the Company’s common stock.

During the three months ended July 31, 2011, another note holder converted $40,096 principal amount of notes into 6,564,650shares of the Company’s common stock.

During the three months ended July 31, 2011, the Company made a total of $15,000 in payments on two notes pursuant to their terms.

(b)
During the nine months ended July 31, 2010, the Company sold to seven accredited investors a total of $95,000 two month loans bearing interest at 12% and issued a total of 850,000 shares of common stock valued at $22,500 as inducements for the loans.  All of the loans have been extended to September 30, 2011. The Company has issued an additional 1,600,000 shares of common stock for such extensions. In December 2010, two of the note holders converted a total of $35,000 principal amount of notes into 7 shares of the Series B preferred stock of the Company’s subsidiary, Specialty Reports, Inc., and converted the interest on the notes into 104,450 shares of the Company’s common stock.

(c)
During the year ended April 30, 2007, the Company sold to five accredited investors bridge notes in the aggregate amount of $275,000. The bridge notes were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provided that 100,000 shares of the Company's unregistered common stock are to be issued as “Equity Kicker” for each $100,000 of notes purchased, or any prorated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days, in which event the lenders were entitled to “additional equity” equal to 60% of the “Equity Kicker” shares. In the event of default on repayment, the notes provided for a 50% increase in the “Equity Kicker” and the “Additional Equity” for each month that such default has not been cured and for a 20% interest rate during the default period.  The repayments, in the event of default, of the notes are to be collateralized by certain security interest.  The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to September 30, 2009, with simple interest rate of 10%, and Additional Equity in the aggregate amount of 165,000 unregistered shares of common stock to be issued. Thereafter, the Company was in default on repayment of these notes.  During the year ended April 30, 2009, $99,000 of these loans was repaid and during the fiscal year ended April 30, 2010, $15,000 of these notes and accrued interest thereon was converted into approximately 463,000 shares of the Company’s common stock. The holders of the remaining notes agreed to contingently convert those notes plus accrued interest into approximately 8,000,000 shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on a senior credit facility.  In July 2010, the Company sold to an accredited investor a one week 10%, $25,000 note and issued 25,000 shares of common stock as inducement for the note.  The note is convertible at the holder’s option into shares of common stock at $0.005 per share. In the event the note is not paid when due, the interest rate is increased to 20% until paid in full and the Company is required to issue 50,000 shares of common stock per month until the note is paid in full. During the quarter ending July 31, 2010, one $20,000 note (which was classified as Notes Payable (see b above) has been reclassified as a Bridge Loan) was due August 8, 2009 and is accruing interest at a default rate of 15% and is also accruing penalty shares at the rate of 20,000 shares per month.  All of these notes have been extended to May 1, 2011.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

(d)
During the year ended April 30, 2009, the Company sold a secured note in the amount of $220,000. The note bore 12.46% simple interest. The note matured on January 29, 2010 and has been extended to September 1, 2011 and is secured by a second lien on a pool of motorcycles. In July 2010, the note holder agreed to convert the note and all accrued interest thereon into approximately 12,000,000 shares of the Company’s common stock upon the Company demonstrating that it can meet all conditions precedent to begin drawing down on a senior credit facility.  As of July 31, 2011, the balance outstanding was $220,000 since the Company has not met the conditions to precedent to convert the note to common shares.

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

NOTE H – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2011, aggregated loans payable, without demand and with no interest, to officers and directors were $386,760.  At July 31, 2011 and April 30, 2011, included in accounts receivable, are $10,190 and $10,190, respectively, due from American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer.

NOTE I – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value per share, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 740,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of July 31, 2011 and April 30, 2011, respectively.  The Company had 157 and 157 shares of Series B preferred stock issued and outstanding as of July 31, 2011 and April 30, 2011, respectively.  The Company had no and no shares of Series C preferred stock issued and outstanding as of July 31, 2011 and April 30, 2011, respectively.  The Company has 530,285,000 and 479,104,770 shares of common stock issued and outstanding as of July 31, 2011 and April 30, 2011, respectively.

Preferred Stock, Series A

During the quarter ended July 31, 2011, there were no transactions in Series A Preferred, however, at July 31, 2011, there were $4,718 of accrued dividends payable on the Series A Preferred, compared to the accrual of $4,527 at April 30, 2011.  At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

Preferred Stock, Series B

During the quarter ended July 31, 2011, there were no transactions in Series B Preferred Stock, however, at July 31, 2011, there were $39,573 of dividends accrued and re-classed as 3.96 shares of Series B Preferred Stock payable. There were 25.3 shares of Series B Preferred payable at April 30, 2011 representing a total of $253,416 in accrued dividends.

Preferred Stock Series C

There were no shares of Series C Preferred Stock outstanding at July 31, 2011 or at April 31, 2011.

Common Stock

During the three months ended July 31, 2011, the Company expensed $60,214 for non-cash charges related to stock and option compensation expense.

During the three months ended July 31, 2011, the Company:

●	issued 12,439,343 shares of common stock which had been classified as to be issued at April 30, 2011,
●	sold 16,937,333 shares of common stock to five accredited investors for $91,266, of which 9,537,333 shares remained to be issued at July 31, 2011,
●	issued 26,856,980 shares of common stock upon the conversion of $150,675 principal amount of convertible notes and accrued interest thereon,
●	issued 3,179,000 shares of common stock valued at $41,721 pursuant to terms of various notes,
●	issued 1,305,340 shares of common stock valued at $16,750 pursuant to consulting agreements, and
●
the Company’s majority owned subsidiary, Specialty Reports, Inc., sold 16 shares of its Series B Preferred stock to five accredited investors for $80,000. The Series B Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,222 shares of Specialty Reports, Inc common stock, or 200,000 shares of Sparta Commercial Services common stock.

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

For the three months ended July 31, 2011, the noncontrolling interest is summarized as follows:

Amount
Balance at April 30, 2011	$290,789
Issuance of Series B Preferred Stock	80,000
Noncontrolling interest’s share of losses	(8,415)
Balance at July 31, 2011	$362,374

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
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

The table below summarizes the fair values of our financial liabilities as of July 31, 2011:

		Fair Value Measurement Using
	Fair Value at July 31, 2011	Level 1	Level 2	Level 3
Derivative liabilities	$178,595	-	-	$178,595

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

NOTE  L – SUBSEQUENT EVENTS

In August 2011, the Company
•	sold 2,520,000 shares of common stock for $12,600 to a qualified investor,
•
borrowed $25,000 from a qualified investor pursuant to a 21 day  10%, note and agreed to issue the investor 800,000 shares of common stock as an inducement. Pursuant to the terms of the note, the Company is required to issue the investor 800,000 shares of common stock for each month or portion thereof the note is past due, and

•	borrowed $50,000 for one year at 8%, convertible at the company’s option into common stock at $0.00576 per share.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

NOTE M – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated  financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying, unaudited, financial statements during the period July 1, 2001 (date of inception) through July 31, 2011, the Company incurred loss of $35,480,272.  Of these losses, $365,471 was incurred in the three months ending July 31, 2011.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended April 30, 2011 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended July 31, 2011 to the Three Months Ended July 31, 2010

For the three months ended July 31, 2011 and 2010, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses

Revenues

Revenues totaled $149,999 during the three months ended July 31, 2011 as compared to $132,147 during the three months ended July 31, 2010.  Current period revenue was comprised of $28,359 in lease revenue, $35,041 in interest income from RISC loans, and $86,599 in other income.  Prior period revenue was comprised of $29,753 in lease revenue, $75,717 in interest income from RISC loans, and $26,677 in other income.  This increase in revenues was due to the continued run-off of our RISC loan portfolio which declined $40,676 (54%) in the quarter and we had a nominal $1,394 (5%) decrease in our lease portfolio both off-set by a $59,921 (225%) increase in other income primarily from sales generated by our majority owned subsidiary.  Prior period RISC portfolio run-off was $63,148 (46%) while the lease portfolio declined $23,315 (44%). Other income increased $1,807 (7%). The run-off of our portfolios will continue until we are able to obtain one or more new credit facilities with which to commence underwriting and acquiring loans and leases for own account.

Costs and Expenses

General and administrative expenses were $575,431 during the three months ended July 31, 2011, compared to $718,668 during the three months ended July 31, 2010. The $143,237 (20%) decline was primarily due to a reduction in payroll, consulting and professional fees, and cost conservation measures. Expenses incurred during the current three month period consisted primarily of the following expenses: compensation and related costs, $273,111; accounting, audit and professional fees, $61,273; consulting fees, $62,436; rent, utilities and telecommunications expenses $66,228; travel and entertainment, $3,658; and stock based compensation, $60,214.  Expenses incurred during the comparative three month period in 2010 consisted primarily of the following expenses: compensation and related costs, $297,498; accounting, audit and professional fees, $89,512; consulting fees, $32,185; rent, utilities and telecommunication expenses $88,269; travel and entertainment, $14,135; and stock based compensation, $146,007.

Net Loss

We incurred a net loss before preferred dividends and non-controlling interest of $334,122 for our three months ended July 31, 2011 as compared to a net loss of $1,311,795 for the corresponding interim period in 2010, a $977,673 or 74% decrease.  The decrease in our net loss before preferred dividends for our three month interim period ended July 31, 2011 was attributable primarily to a $791,544 or 148% change in the fair value of derivative liabilities, the $17,852 (14%) increase in revenues and a $145,776 (208%) decrease in other expenses.

The Company’s policy is to repossess any loans or leases which are 90 days past due and to write off accounts which are over 120 days past due. At July 31, 2011, the Company’s delinquent accounts 60 days or more past due were 3.5% of the outstanding balance as compared to 4.1% at July 31, 2010 and 5.1% at April 30, 2011. This level of delinquencies reflects both the continued run-off of the portfolios and the general economic climate.

During the quarter ended July 31, 2011, the Company charged off $10,512 of accounts over 120 days representing a loss of 0.7% of the average outstanding combined lease and loan portfolios for the period. For the three months ended July 31, 2010 the equivalent charge offs were $15,875 or 0.6% of the average outstanding combined lease and loan portfolios for the period. While comparable period charge-offs declined slightly on a percentage basis, the current period delinquencies over 60 days indicate that charge-offs may increase in subsequent periods. The Company maintains loss reserves of 5% and 4% for our RISC loan and lease portfolios, respectively, which we believe are adequate.

We also incurred non-cash preferred dividend expense of $39,764 for our three month period ended July 31, 2011, compared with a similar dividend expense of $39,758 in the corresponding interim period of 2010.

Our net loss attributable to common stockholders decreased to $365,471 for our three month period ended July 31, 2011 as compared to a net loss of $1,342,784 for the corresponding period in 2010.  The $977,313 or 73% decrease in net loss attributable to common stockholders for our three month period ended July 31, 2011 was due primarily to the 148% change in the fair value of  derivative liabilities and the 20% decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2011, we had a negative net worth of $2,782,775.  We generated a deficit in cash flow from operations of $386,170 for the three months ended July 31, 2011.  This deficit is primarily attributable to our net loss from operations of $334,122, partially offset by, other non-cash charges totaling $137,097, a non-cash credit of $257,302 for the change in the fair value of derivative liabilities, and to changes in the balances of current assets and liabilities.  Accounts payable and accrued expenses increased by $40,750, receivables decreased $25,620, inventory increased $9,243, and portfolio assets increased by $1,214.

Cash flows provided by investing activities for the three months ended July 31, 2011 was $208,077 primarily due to the net proceeds of RISC contracts.

We met our cash requirements during the three month period through net proceeds from the sale of common and preferred equity in the amount of $162,840, and net proceeds from convertible notes of $183,244.  We made payments on senior secured debt financing of $233,518 and borrowed $112,766 from a secured lender.  Additionally, we have received limited revenues from leasing and financing motorcycles and other vehicles, fees from our municipal lease program, and from our subsidiary, Specialty Reports, Inc., and our Preferred Provider Program.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At July 31, 2011 we had 10 full time employees.  If we are able to fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months.  As we continue to expand, we will incur additional cost for personnel.  This projected increase in personnel is dependent upon our obtaining sources of financing originating loans and leases and generating revenues there from.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2011 and 2010 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations.  If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock.  We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

In order to improve the Company’s liquidity, the Company’s management is actively pursuing additional financing through discussions with investment bankers and private investors.  There can be no assurance the Company will be successful in its effort to secure additional financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, and in light of the material weaknesses found in our internal controls, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In our assessment of the effectiveness of internal control over financial reporting, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations. . A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2011, filed August 15, 2011, and is incorporated herein by reference.  Certain descriptions of those risk factors have been amended and are set forth below

We have an operating history of losses.

Through our fiscal year ended April 30, 2011, we have generated cumulative sales revenues of $4,524,402, have incurred significant expenses, and have sustained significant losses. Our net loss for the year ended April 30, 2011 was $3,663,867.  As of April 30, 2011, we had a deficit net worth of $2,946,315. Through our fiscal quarter ended July 31, 2011, we have generated cumulative sales revenues of $4,674,401, have incurred significant expenses, and have sustained significant losses. Our net loss for the quarter ended July 31, 2011 was $365,471.  As of July 31, 2001, we had a deficit net worth of $2,782,775.

We had an agreement for a credit line with an institutional lender, who has acquired preferences and rights senior to those of our capital stock and placed restrictions on the payment of dividends.  This line had been terminated.

In July 2005, we entered into a secured senior credit facility with New World Lease Funding for a revolving line of credit.  New World received a security interest in substantially all of our assets with seniority over the rights of the holders of our preferred stock and our common stock.  Until the security interests are released, those assets will not be available to us to secure future indebtedness.   New World has ceased all lending operations and its assets have been taken over by its creditors.  As of July 31, 2011, we owed an aggregate of $713,579 (which is secured by $933,339 of consumer Retail Installment Sales Contracts and Leases and $54,879 of restricted cash) to New World.  In granting the credit line, New World also required that we meet certain financial criteria in order to pay cash dividends on any of our preferred shares and common shares.  We may not be able to repay our outstanding indebtedness under the credit line.

We have an agreement for a master lease funding agreement.

In September 2010, we entered into a two year $5 million master lease funding agreement. Under this agreement we originate and underwrite motorcycle leases pursuant to the credit criteria of the lender and sell the leases to the lender for a fee. This type of agreement is known as a pass-through. The Company is liable for ten percent of the lender’s losses on the leases sold to it up to $500,000. There can be no assurances that we can underwrite a sufficient number of leases to fully utilize the initial amount of the agreement, and if we do there can be no assurance that this lender will increase the amount of the agreement. As of July 31, 2011, we have not utilized this line.

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

During the three months ended July 31, 2011, the Company sold to an accredited investor four one-year, unsecured notes in the aggregate amount of $155,745.  The notes bare 8% simple interest, payable in cash or shares at the Company’s option, with principal and accrued interest payable at maturity. At the Company’s option, the notes are convertible into shares of common stock at prices ranging from $0.00577 to $0.0072 per share.

During the three months ended July 31, 2011, the Company sold to one accredited investor a $45,000 nine month, 8% notes convertible at the holder’s option into such number of shares of the Company’s common stock as determined by a forty-two percent discount from the average of the three lowest closing prices of the Company’s common stock for the ten trading days immediately preceding the day the holder notices the Company of its intent to convert.  The conversion price is subject to standard anti-dilutive provisions. The Company has reserved up to 32,237,586 shares of its common stock in the event of conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full.

During the three months ended July 31, 2011, the Company sold to five accredited investors 16,937,333 shares of common stock for $91,256 of which 9,537,333 shares were classified as to be issued at July 31, 2011

During the three months ended July 31, 2011, three note holders converted $150,675 on notes and accrued interest thereon into 26,857,060 shares of common stock.

During the three months ended July 31, 2011, the Company issued 500,000 shares to existing note holders in consideration of the extension of the maturity dates of notes.

During the three months ended July 31, 2011, the Company’s subsidiary, Specialty Reports, Inc, sold 16 shares of its Series B Convertible Preferred Stock to five accredited investor for $80,000.  Each Series B share is convertible at the holder’s option at any time into either 2,222 shares of Specialty Reports, Inc. common stock, or 200,000 shares of Sparta Commercial Services common stock.

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

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

Date: September 19, 2011	By: /s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: September 19, 2011	By: /s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer