Form 10-Q
period 2011-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2011-12-20
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

As of December 15, 2011, we had 586,367,807 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2011	April 30, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$12,420	$10,786
RISC loan receivables, net of reserve of $43,846 and $45,015, respectively (NOTE D)	507,125	855,278
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $132,088 and $217,885 respectively, and loss reserve of $10,423 and $9,650, respectively (NOTE B)	256,383	231,564
Interest receivable	13,080	9,239
Purchased Portfolio (NOTE F)	8,649	24,544
Accounts receivable	81,003	66,387
Inventory (NOTE C)	23,282	13,126
Property and equipment, net of accumulated depreciation and amortization of $182,651 and $176,677, respectively (NOTE E)	14,678	14,570
Deferred expenses	89,556	138,405
Goodwill	10,000	10,000
Restricted cash	54,928	64,686
Deposits	48,967	48,967
Total assets	$1,120,071	$1,487,553

LIABILITIES AND DEFICIT

Liabilities:

Accounts payable and accrued expenses	$1,435,229	1,133,721
Senior Secured Notes Payable (NOTE F)	755,896	974,362
Notes Payable, net of discount of $76,769 and $52,272, respectively (NOTE G)	1,603,220	1,377,065
Loans payable-related parties (NOTE H)	386,760	386,760
Other liabilities	112,486	75,409
Derivative Liabilities	223,831	484,301
Deferred revenue	-	2,250
Total liabilities	4,517,423	4,433,868

Deficit:
Preferred Stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred Stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 157 shares issued and outstanding, respectively	1	1
Preferred Stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 740,000,000 shares authorized, 553,253,019 and 479,104,648 shares issued and outstanding, respectively	553,253	479,105
Common stock to be issued, 74,422,310 and 73,899,200 respectively	74,422	73,899
Preferred Stock B to be issued, 33.26 and 25.24 shares, respectively	-	-
Additional paid-in-capital	33,848,626	33,430,502
Subscriptions Receivable, preferred stock, Series B	(2,118,309)	(2,118,309)
Accumulated deficit	(36,154,380)	(35,114,801)
Total deficiency in stockholders' equity	(3,783,887)	(3,237,103)
Noncontrolling Interest	386,534	290,789
Total Deficit	(3,397,352)	(2,946,314)
Total Liabilities and Deficit	$1,120,071	$1,487,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010
(UNAUDITED)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Revenue
Rental Income, Leases	$33,951	$28,257	$62,310	$58,009
Interest Income, Loans	31,031	63,770	66,072	139,487
Other	84,356	72,809	170,954	99,486
Total Revenues	149,338	164,835	299,337	296,982

Operating expenses:
General and administrative	795,062	655,087	1,370,493	1,373,755
Depreciation and amortization	19,696	17,663	36,719	37,224
Total operating expenses	814,759	672,750	1,407,212	1,410,980

Loss from operations	(665,420)	(507,915)	(1,107,875)	(1,113,998)

Other (income) expense:
Interest expense and financing cost, net	136,923	184,564	285,893	281,033
(Gain) loss in changes in fair value of derivative liability	(157,705)	(248,137)	(415,007)	361,105
Total other (income) expense	(20,782)	(63,573)	(129,114)	642,138

Net loss	(644,639)	(444,342)	(978,761)	(1,756,136)

Net loss attributed to noncontrolling interest	10,294	55,839	18,709	64,608

Preferred dividend	(39,764)	(114,349)	(79,527)	(154,107)

Net loss attributed to common stockholders	$(674,109)	$(502,852)	$(1,039,580)	$(1,845,636)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted loss per share attributed to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	545,397,009	422,564,394	525,438,799	411,634,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
FOR THE SIX MONTHS ENDED OCTOBER 31, 2011

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be issued		Subscriptions	Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance April 30, 2011	125	12,500	157	12,782	479,104,648	479,105	73,899,200	73,899	(2,118,309)	33,430,502	(35,114,801)	290,789	(2,946,317)
Preferred Dividend to be issued										79,120			79,120
Derivative liability reclassification										(130,040)			(130,040)
Sale of Stock					28,007,450	28,007	(7,472,400)	(7,472)		83,320			103,855
Shares issued for financing cost					4,582,000	4,582	2,915,000	2,915		71,147			78,644
Shares issued for conversion of notes & interest					38,493,050	38,493	5,080,510	5,080		200,294			243,867
Stock Compensation					3,065,810	3,065				27,784			30,849
Employee options expense										86,928			86,928
Sale of Subsidiary's Preferred B stock												114,455	114,455
Net Loss											(1,039,579)	(18,709)	(1,058,289)
Balance October 31, 2011	125	12,500	157	12,782	553,253,019	553,253	74,422,310	74,422	(2,118,309)	33,848,626	(36,154,380)	386,534	(3,397,352)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENCED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010
(UNAUDITED)

	Six Months Ended
	October 31
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,039,580)	$(1,845,636)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and Amortization	34,468	159,577
Allowance for loss reserves	(396)	36,459
Amortization of deferred expenses	48,849	-
Shares issued for Debt and finance cost	78,644	101,568
Shares issued for interest expense	53,267	-
Equity based compensation	117,777	216,024
Change in fair value of derivative liability	(415,007)	487,135
Loss allocable to non-controlling interest	(18,709)	(64,608)
Dividend on preferred stock	79,120	-
(Increase) decrease in operating assets and liabilities:
Inventory	(10,156)	(3,103)
Interest receivable	(3,841)	4,254
Accounts receivable	(14,616)	(6,912)
Prepaid expenses	-	(117)
Other assets	9,758	56,864
Portfolio	15,895	5,051
Increase (decrease) in:
Accounts payable and accrued expenses	338,587	198,565
Net cash used in operating activities	(725,940)	(654,879)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of leased vehicles	(56,337)	45,603
Net liquidation of RISC contracts	349,322	496,461
Purchase of equipment	(6,082)	-
Net cash provided by investing activities	286,903	542,064

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of subsidiary stock	114,454	303,059
Net proceeds from sale of common stock	103,855	176,219
Proceeds from secured lender
Net Payments to senior lender	(218,466)	(535,936)
Net Proceeds from convertible notes	470,745	192,262
Payments on notes payable	(29,918)
Net Proceeds from other notes	-	3,000
Net cash provided by financing activities	440,670	138,603
Net Increase in cash and cash equivalents	$1,634	$25,789

Unrestricted cash and cash equivalents, beginning of period	$10,786	11,994
Unrestricted cash and cash equivalents , end of period	$12,420	$37,783

Cash paid for:
Interest	$67,478	$115,747
Income taxes	$2,673	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2011 and for the three and six month periods ended October 31, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2011 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

The Company is in the business as an originator and indirect lender for retail installment loan and lease financing for the purchase or lease of new and used motorcycles (specifically 550cc and higher) and utility-oriented 4-stroke all terrain vehicles (ATVs).  The Company’s subsidiary, Specialty Reports, Inc. (“SRI”) is an e-commerce business which provides vehicle (motorcycle, RV and automobile) history reports over the internet to consumers and dealers under the trade names: Cyclechex Motorcycle History Report, RVChex Recreation Vehicle History Report, and CarVin Report Vehicle History Report. SRI, also, markets a mobile application to vehicle dealers under the trade name Specialty Mobile App.

The results of operations for the three and six months ended October 31, 2011, are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2012.

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
OCTOBER 31, 2011
(UNAUDITED)

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

The sales of the vehicle history reports and dealer mobile applications by the Company’s subsidiary, SRI, are recognized on a cash basis.

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
OCTOBER 31, 2011
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

ASC 740-10, “Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2011 or the three months or six months ended October 31, 2011.

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
OCTOBER 31, 2011
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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At October 31, 2011 and April 30, 2011, the Company has no items of other comprehensive income.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the six months ended October 31, 2011 and the year ended April 30, 2011, the Company incurred advertising costs of $9,088 and $3,283, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.00 and $0.00 for the three months ended October 31, 2011 and 2010, respectively, and $0.00 and $0.00 for the six months ended October 31, 2011 and 2010, respectively. At October 31, 2011 and 2010, 193,182,260 and 163,132,698 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss attributed to common stockholders of $1,039,579 and $3,729,401 during the six months ended October 31, 2011 and the year ended April 30, 2011, respectively. The Company’s liabilities exceed its assets by $3,397,352 as of October 31, 2011.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

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

NOTE B – MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at October 31, 2011 and April 30, 2011 consist of the following:

	October 31,	April 30,
	2011	2011

Motorcycles and other vehicles	$392,662	$459,098
Less: accumulated depreciation	(125,856)	(217,855)
Motorcycles and other vehicles, net of accumulated depreciation	266,806	241,213
Less: estimated reserve for residual values	(10,423)	(9,650)
Motorcycles and other vehicles under operating leases, net	$256,383	$231,563

Depreciation expense for vehicles for the three and six months ended October 31, 2011 was $16,716 and $30,745, respectively. Depreciation expense for vehicles for the three and six months ended October 31, 2010 was $14,443 and $30,785, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

NOTE C – INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At October 31, 2011 and April 30, 2011, the Company’s inventory of repossessed or returned vehicles valued at market was $23,282 and $13,126, respectively.

NOTE D – RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $550,971 and $900,293 at October 31, 2011 and April 30, 2011, respectively, including deficiency receivables of $15,750and $15,320, respectively. The following is a schedule by years of future principal payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note F.

12 Months Ended October 31,
2012	$396,216
2013	154,755
2014	-
$550,971

We consider our portfolio of retail (RISC) loan receivables to be homogenous and consist of a single segment and class.  Consequently we analyze credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator.

We consider an RISC contract delinquent when an obligor fails to make a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included.  The following table summarizes the delinquency status of finance receivables as of October 31, 2011 and April 30, 2011:

	October 31, 2011	April 30, 2011
Delinquency Status
Current	$484,375	$801,953
31-60 days past due	33,719	37,854
61-90 days past due	6,958	22,394
91-120 days past due	10,169	22,773
	535,221	884,974
Paying deficiency receivables*	15,750	15,320
	$550,971	$900,294

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

RISC receivables totaling $40,089 and $40,855 at October 31, 2011 and April 30, 2011, respectively, have been placed on non-accrual status because of their bankruptcy status.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

The following table presents a summary of the activity for the allowance for credit losses, for the six months and year ended October 31, 2011 and April 30, 2011, respectively:

Allowance for credit losses	Six Months Ended October 31, 2011	Year Ended April 30, 2011 Audited
Balance at beginning of year	$45,015	$132,000
Provision for credit losses	(10,515)	9,179
Charge-offs	9,346	(96,164)
Recoveries*	-	-
Balance at end of period	$43,846	$45,015

* Recoveries are credited to deficiency receivables

Excluded from RISC receivables are contracts that were previously classified as RISC receivables but were reclassified as inventory because we have repossessed the vehicles securing the RISC Contracts.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is included in the allowance for credit losses:

Inventory of repossessed vehicles	Six Months Ended October 31, 2011		Year Ended April 30, 2011 Audited
Gross balance of repossessions in inventory	$23 ,282		$14,138
Allowance for losses on repossessed inventory	-		(1,012)
Net repossessed inventory	$23,282	*	$13,126

•	The rough wholesale value of inventory at October 31, 2011 was $30,912, therefore no allowance was necessary.

NOTE E – PROPERTY AND EQUIPMENT

Major classes of property and equipment at October 31, 2011 and April 30, 2011 consist of the followings:

	October 31, 2011	April 30, 2011
Computer equipment, software and furniture	$197,329	$191,247
Less: accumulated depreciation and amortization	(182,651)	(176,677)
Net property and equipment	$14,678	$14,570

Depreciation and amortization expense for property and equipment was $2,980 and $5,974 for the three months and six months ended October 31, 2011, respectively, and $12,853 for the year ended April 30, 2011. Depreciation and amortization expense for the three and six months ended October 31, 2010 were $3,220 and $6,429, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

NOTE F – NOTES PAYABLE TO SENIOR LENDER

(a)	The Company finances certain of its leases through a third party. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at October 31, 2011 is 10.48%.

(b)	On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000. The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of additional Purchase Portfolio documentation. Proceeds from the Purchased Portfolio started accruing to the Company beginning November 1, 2008.

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

As of October 31, 2011, the Company carries the Purchased Portfolio at $8,650 representing the balance of its $100,000 cost, which is less than its estimated market value, less collections through the period. On January 31, 2011, this note holder converted $50,000 principal amount of the note into 4,545,455 shares of the Company’s common stock which shares were classified as to be issued at October 31, 2011. The Company carries the liability for the Senior Secured Note at $27,927, which is net of note reductions.

(c)	From July through October 2011, the Company borrowed $178,720, net of repayments, from an investor and collateralized the loan with certain unpledged leases.

At October 31, 2011, the senior bank notes payable mature as follows:

12 Months Ended
October 31,	Amount
2012	$435,470
2013	113,780
2014	-
$549,250

Notes payable to Senior Lender at April 30, 2011 were $934,355.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

NOTE G – NOTES PAYABLE

Notes Payable	October 31, 2011	April 30, 2011
Convertible notes (a)	$1,075,590	$839,938
Notes payable (b)	75,000	60,000
Bridge loans (c)	206,000	206,000
Collateralized note (d)	220,000	220,000
Convertible note (e)	103,399	103,399
Sub Total	1,679,989	1,429,337
Less Beneficial Conversion Discount	(76,769)	(52,272)
Total	$1,603,220	$1,377,065

(a) As of October 31, 2011, the Company had outstanding convertible unsecured notes with an aggregate principal amount of $1,075,590, which accrue interest at rates ranging from 8% to 25% per annum.  The majority of the notes are convertible into shares of common stock, at the Company’s option, ranging from $0.00312 to $0.021 per share.

During the six months ended October 31, 2011, the Company sold to an accredited investor two nine month notes in the amounts of $45,000 and $35,000 each. The notes are convertible at the note holder’s option at a variable conversion price such that during the period during which the notes are outstanding, with one note convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”), provided, however, that, the conversion rate is subject to adjustment upon a merger, consolidation or other similar event, and, if the Company issues or sells any shares of common stock for no consideration or for a consideration per share that is less than the conversion price of the note, or issues or grants convertible securities (including warrants, rights, and options but not including employee stock option plans), with an conversion price that is less than the conversion price of the note, then the conversion price of the note will immediately be reduced to the consideration per share received in such stock issuance or the conversion price of the convertible securities issuance. The Company has reserved up to 111,937,586 shares of its common stock for conversion of the notes pursuant to the terms of the notes.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the notes are paid in full. Also, during the six months ended October 31, 2011, this investor converted $92,000 principal amount of other notes outstanding and accrued interest there on into 23,569,085 shares of the Company’s common stock.

During the six months ended October 31, 2011, the Company sold to an accredited investor eight, one-year, unsecured notes in the aggregate amount of $335,745.  The notes bare 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. At the Company’s option, the notes are convertible into shares of common stock at prices ranging from $0.00312 to $0.0072 per share.

In September, 2011, the Company sold to an accredited investor a $30,000, 15%, three year note which requires the Company to make thirty-six monthly payments of $1,040 each. The note holder may convert the outstanding balance of the note at any time at $0.00825 per share.

During the six months ended October 31, 2011, a three note holders converted $180,175 principal amount of notes and accrued interest there on into 38,493,129 shares of the Company’s common stock.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

(b) During the six months ended October 31, 2011, the Company made a total of $28,000 in payments on two notes pursuant to their terms.

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

During the six months ended October 31, 2011, another note holder converted a $10,000 note plus accrued interest thereon into 2.49 shares of Series A Preferred stock of our subsidiary Specialty Reports, Inc.

In August 2011, the Company sold to an accredited investor a one month, 10%, note in the amount of $25,000. As an inducement the Company issued 800,000 shares of its restricted common stock to the note holder valued at $6,160. Pursuant to the terms of the note, for each month, or portion thereof, that the note remains un paid, the Company is required to issue as a penalty 800,000 shares of its restricted common stock. As of October 31, 2011 the note was outstanding.

(c) During the year ended April 30, 2007, the Company sold to five accredited investors bridge notes in the aggregate amount of $275,000. The bridge notes were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provided that 100,000 shares of the Company's unregistered common stock are to be issued as “Equity Kicker” for each $100,000 of notes purchased, or any prorated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days, in which event the lenders were entitled to “additional equity” equal to 60% of the “Equity Kicker” shares. In the event of default on repayment, the notes provided for a 50% increase in the “Equity Kicker” and the “Additional Equity” for each month that such default has not been cured and for a 20% interest rate during the default period.  The repayments, in the event of default, of the notes are to be collateralized by certain security interest.  The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to September 30, 2009, with simple interest rate of 10%, and Additional Equity in the aggregate amount of 165,000 unregistered shares of common stock to be issued. Thereafter, the Company was in default on repayment of these notes.  During the year ended April 30, 2009, $99,000 of these loans was repaid and during the fiscal year ended April 30, 2010, $15,000 of these notes and accrued interest thereon was converted into approximately 463,000 shares of the Company’s common stock. The holders of the remaining notes agreed to contingently convert those notes plus accrued interest into approximately 8,000,000 shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on a senior credit facility.  In July 2010, the Company sold to an accredited investor a one week 10%, $25,000 note and issued 25,000 shares of common stock as inducement for the note.  The note is convertible at the holder’s option into shares of common stock at $0.005 per share. In the event the note is not paid when due, the interest rate is increased to 20% until paid in full and the Company is required to issue 50,000 shares of common stock per month until the note is paid in full. During the quarter ending July 31, 2010, one $20,000 note (which was classified as Notes Payable (see b above) has been reclassified as a Bridge Loan) was due August 8, 2009 and is accruing interest at a default rate of 15% and is also accruing penalty shares at the rate of 20,000 shares per month. $118,750 of these notes have been extended to December 31, 2011 and the Company is in negotiations with the other note holders to extend their notes.

(d) During the year ended April 30, 2009, the Company sold a secured note in the amount of $220,000. The note bore 12.46% simple interest. The note matured on January 29, 2010 and has been extended to December 31, 2011 and is secured by a second lien on a pool of motorcycles. In July 2010, the note holder agreed to convert the note and all accrued interest thereon into approximately 12,000,000 shares of the Company’s common stock upon the Company demonstrating that it can meet all conditions precedent to begin drawing down on a senior credit facility.  As of October 31, 2011, the balance outstanding was $220,000 since the Company has not met the conditions to precedent to convert the note to common shares.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

(e) On September 19, 2007, the Company sold to one accredited investor for the purchase price of $150,000 securities consisting of a $150,000 convertible debenture due December 19, 2007, 100,000 shares of unregistered common stock, and 400,000 common stock purchase warrants. The debentures bear interest at the rate of 12% per year compounded monthly and are convertible into shares of the Company's common stock at $0.0504 per share. The warrants may be exercised on a cashless basis and are exercisable until September 19, 2007 at $0.05 per share. In the event the debentures are not timely repaid, the Company is to issue 100,000 shares of unregistered common stock for each thirty day period the debentures remain outstanding. The Company has accrued interest and penalties as per the terms of the note agreement.  In May 2008, the Company repaid $1,474 of principal and $3,526 in accrued interest. Additionally, from April 26, 2008 through April 30, 2009, a third party to the note paid, on behalf of the Company, $41,728 of principal and $15,272 in accrued interest on the note, and the note holder converted $3,399 of principal and $6,601 in accrued interest into 200,000 shares of our common stock. The Company is in negotiations with this note holder to extend the note.

NOTE H – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2011 and April 30, 2011, aggregated loans payable, without demand and with no interest, to officers and directors were $386,760. At October 31, 2011 and April 30, 2011, included in accounts receivable are $10,189 and $10,189, respectively, due from American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer.

NOTE I – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 stated value per share, and 200,000 shares were designated as Series C Preferred Stock with a $10 per share liquidation value, and 740,000,000 shares of common stock with $0.001 par value per share. The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of October 31, 2011 and April 30, 2011, respectively.  The Company had 157 and 157 shares of Series B preferred stock issued and outstanding as of October 31, 2011 and April 30, 2011, respectively.  The Company had no and no shares of Series C preferred stock issued and outstanding as of July 31, 2011 and April 30, 2011, respectively.  The Company has 553,253,019 and 479,104,648 shares of common stock issued and outstanding as of October 31, 2011 and April 30, 2011, respectively.

Preferred Stock Series A

No shares of Preferred Stock Series A were issued during the quarter ended October 31, 2011. However, a $191 preferred stock dividend, payable in Preferred Stock Series A, was declared during the quarter.

Preferred Stock Series B

No shares of Preferred Stock Series B were issued during the quarter ended October 31, 2011. However, a $39,572 preferred stock dividend, payable in Preferred Stock Series B, was declared during the quarter.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

Preferred Stock Series C

No shares of Preferred Stock Series C were issued during the quarter ended October 31, 2011.

Common Stock

During the six months ended October 31, 2011 and the six months ended October 31, 2010, the Company expensed  $117,777 and $220,665 , respectively, for non-cash charges related to stock and option compensation expense.

During the six months ended October 31, 2011 the Company:

●	issued 12,864,343 shares of common stock which had been classified as to be issued at April 30, 2011,
●	sold 20,534,852 shares of common stock to six accredited investors for $103,856 of which 4,966,940 remain to be issued at October 31, 2011,
●	issued 38,493,129 shares of common stock upon the conversion of $180,175 principal amount of convertible notes and accrued interest thereon,
●	issued 4,157,000 shares of common stock valued at $47,730 pursuant to terms of various notes,
●	issued 3,065,804 shares of common stock valued at $30,850 pursuant to consulting agreements, and
●
the Company’s majority owned subsidiary, Specialty Reports, Inc., sold 2.49 shares of its Series A Preferred stock to one accredited investor for $12,455.  The Series A Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,632 shares of Specialty Reports, Inc common stock, or 277,778 shares of Sparta Commercial Services common stock. And it sold 20.2 shares of its Series B Preferred stock to eight accredited investors for $102,000. The Series B Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,222 shares of Specialty Reports, Inc common stock, or 200,000 shares of Sparta Commercial Services common stock.

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

For the six months ended October 31, 2011, the noncontrolling interest is summarized as follows:

Amount
Balance at April 30, 2011	$290,789
Issuance of Series A Preferred Stock	12,455
Issuance of Series B Preferred Stock	102,000
Noncontrolling interest’s share of losses	(18,709)
Balance at October 31, 2011	$386,534

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

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

The table below summarizes the fair values of our financial liabilities as of October 31, 2011:

	Fair Value at	Fair Value Measurement Using
	October 31,
	2011	Level 1	Level 2	Level 3
Derivative liability	$223,831	-	-	$223,831

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

NOTE L – SUBSEQUENT EVENTS

In November 2011 the Company:

•	Issued to a note holder 3,448,276 shares of common stock upon the conversion of $10,000 of notes payable,
•	Issued to a note holder 5,080,512 shares of common stock upon the conversion of $56,530 in accrued interest,
•	Issued 381,000 shares of common stock valued at $2,096 pursuant to terms of notes outstanding,
•	Issued to members of its Advisory Council 3,500,000 shares of common stock valued at $19,250,
•	Issued to four consultants 7,255,000 shares of common stock valued at $39,902,
•	Sold to an accredited investor a $30,000, one year, 8% note, convertible at the Company’s option into common stock at $0.00415 per share, and
•	Sold to two accredited investors 15,804,598 shares of common stock for $55,000.
•
The Company’s subsidiary, Specialty Reports, Inc., sold 8.2 shares of Series B convertible preferred stock to four accredited investors. The Series B convertible preferred stock is convertible at the holder’s option into either 2,222 shares of Specialty Reports, Inc. common stock or 2,000,000 shares of the Company’s common stock.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

NOTE M – GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period October 1, 2001 (date of inception) through October 31, 2011, the Company incurred loss of $36,154,380. Of these losses, $1,039,580 was incurred in the six months ending October 31, 2011 and $1,845,636 in the six months ending October 31, 2010. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 31, 2011 to the Three Months Ended October 31, 2010

For the three months ended October 31, 2011 and 2010, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $149,338 during the three months ended October 31, 2011 as compared to $164,835 during the three months ended October 31, 2010. Current period revenue was comprised of $33,951 in lease revenue, $31,031 in interest income from RISC loans, and $84,356 in other revenues which primarily relates to SRI. Prior period revenue was comprised of $28,257 in lease revenue, $63,770 in interest income from RISC loans, and $72,809 in other revenues.

Costs and Expenses

General and administrative expenses were $795,062 during the three months ended October 31, 2011, compared to $655,087 during the three months ended October 31, 2010, an increase of $139,975 or 21.4%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $381,571 Accounting, audit and professional fees, $52,148; Consulting fees, $54,415; Rent, utilities and telecommunication expenses $117,924; Travel and entertainment, $4,481;  stock and option based compensation, $57,563; advertising, 23,184; and taxes, 28,712. Expenses incurred during the comparative three month period in 2010 consisted primarily of the following expenses: Compensation and related costs, $275,898; Accounting, audit and professional fees, $61,145; Consulting fees, $45,274; Rent, utilities and telecommunication expenses $98,970; Travel and entertainment, $7,898; stock and option based compensation, $74,658: advertising, $9,203 and taxes, $23,297.

Net Loss

We incurred a net loss before preferred dividends of $644,639 for our three months ended October 31, 2011 as compared to $444,342 for the corresponding interim period in 2010, a $200,297 or 45.1% increase. The increase in our net loss before preferred dividends for our three month interim period ended October 31, 2011 was attributable primarily to a $90,432 or 36.4% reduction in derivative liability.  Additionally there was a $47,641 or 25.88% decrease in interest expense and financing costs partially off-setting a $139,975 or 21.4% increase in general and administrative costs.  Our net loss attributable to common stockholders increased to $674,109 for our three month period ended October 31, 2011 as compared to $502,852 for the corresponding period in 2010. The $171,257 or 34.0% increase in net loss attributable to common stockholders for our three month period ended October 31, 2011 was due primarily to the factors described above partially off-set by a $45,545 or 81.6% decrease in net loss attributed to the net loss of non-controlling interest and a $74,585 or 65.2% decrease in preferred dividends. The decrease in preferred dividend expense was attributable to the Series B Preferred Stock dividend adjustment, in the quarter ending July 31, 2010, for under accrual of the dividend in the prior year.

Comparison of the Six Months Ended October 31, 2011 to the Six Months Ended October 31, 2010

For the six months ended October 31, 2011 and 2010, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $299,337 during the six months ended October 31, 2011 as compared to $296,982 during the six months ended October 31, 2010. Current period revenue was comprised of $62,310 in lease revenue, $66,072 in interest income from RISC Loans, and $170,954 in other revenues which primarily relates to SRI. Prior period revenue was comprised of $58,009 in lease revenue, $139,487 in interest income from RISC Loans, and $99,486 in other revenues. .

Costs and Expenses

General and administrative expenses were $1,370,493 during the six months ended October 31, 2011, compared to $1,373,755 during the six months ended October 31, 2010, a decrease of $3.262, or 0.2%. Expenses incurred during the current six month period consisted primarily of the following expenses: Compensation and related costs, $668,193; Accounting, audit and professional fees, $113,709; Consulting fees, $93,341; Rent, utilities and telecommunication expenses $183,498; Travel and entertainment, $8,148;  stock and option based compensation, $117,777, advertising and marketing, $53,026, and taxes, $29,704. Expenses incurred during the comparative six month period in 2010 consisted primarily of the following expenses:  Compensation and related costs, $573,396; Accounting, audit and professional fees, $150,657; Consulting fees, $77,459; Rent, utilities and telecommunication expenses $187,239; Travel and entertainment, $22,033; stock and option based compensation, $220,665; advertising and marketing, $16,134, and taxes, $23,479. For the six months ended October 31, 2011, we incurred a non-cash charge of $78,643 related to shares of common stock and warrants issued for financing cost. For the six months ended October 31, 2010, we incurred a non-cash charge of $105,777 which related to shares of common stock and warrants issued for financing cost. For the six months ended October 31, 2011, we incurred a non-cash credit of $415,007 related to the change in fair value of derivative liabilities. For the six months ended October 31, 2010, we incurred a non-cash charge of $361,105 related to the change in fair value of derivative liabilities.

Net Loss

We incurred a net loss before preferred dividends of $978,761 for our six months ended October 31, 2011 as compared to $1,746,137 for the corresponding interim period in 2010. The $777,377 or 44.3% decrease in our net loss before preferred dividends for our six month interim period ended October 31, 2011 was attributable primarily to the $776,112, 215%, change in the fair value of derivative liabilities from a $361,105 charge in the prior six months to a $$415,007 credit in the current six month period. This change was primarily due to the decline in the Company’s common stock price. We also incurred non-cash preferred dividend expense of $79,527 for our six month period ended October 31, 2011 as compared with a non-cash expense of $154,107 in the corresponding interim period of 2010. The decrease in preferred dividend expense was attributable to the Series B Preferred Stock dividend adjustment, in the quarter ending July 31, 2010, for under accrual of the dividend in the prior year. Additionally, the net loss attributed to non controlling interest declined $45,899, 71% to $18,709 in the current six months from $64,608 in the six months ended October 31, 2010.

Our net loss attributable to common stockholders decreased to $1,039,580 for our six month period ended October 31, 2011 as compared to $1,845,638 for the corresponding period in 2010. The $806,059 decrease in net loss attributable to common stockholders for our six month period ended October 31, 2011 was due to the decrease in net loss and the decrease in preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2011, we had a deficit net worth of $3,397,352. We generated a deficit in cash flow from operations of $725,940 for the six months ended October 31, 2011. This deficit is primarily attributable to our net loss from operations of $1,039,580 which included $434,112 in non-cash credits,  partially offset by depreciation of $34,468 and amortization of  $48,849, other non-cash charges totaling $328,808 and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses increased by $338,587, other receivables and inventory increased $28,623 and portfolio assets declined by $15,895.

Cash flows provided by investing activities for the six months ended October 31, 2011 was $286,903, due to the net proceeds of RISC contracts of $349,322 less net purchases of motorcycles under operating leases of $56,377and $6,082 in equipment purchases.

We met our cash requirements during the six month period through net proceeds of notes and convertible notes  payable of $470,745, the net proceeds from the sale of common and preferred equity in the amount of $103,854, and the net proceeds from the sale of common and preferred equity of a subsidiary in the amount of $114,454. We made net payments on senior secured debt financing of $218,466 and payments on notes payable in the amount of $29,918. Additionally, we have received limited revenues from leasing and financing motorcycles and other vehicles, fees from our municipal lease program, and from our Preferred Provider Program.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At October 31, 2011 we had 9 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

We estimate that we will need approximately $2,000,000 in addition to our normal operating cash flow to conduct operations during the next twelve months.  September 2010, we entered into a two year $5 million master lease funding agreement. Under this agreement we originate and underwrite motorcycle leases pursuant to the credit criteria of the lender and sell the leases to the lender for a fee. This type of agreement is known as a pass-through. The company is liable for ten percent of the lender’s losses on the leases sold to it up to $500,000. There can be no assurances that we can underwrite a sufficient number of leases to fully utilize the initial amount of the agreement, and if we do there can be no assurance that this lender will increase the amount of the agreement. To date, we have not sold any leases to this lender as the yields required by the lender are not competitive in the current market for powersports financing. We are in discussion with this lender to modify their requirements.  Based on the above, on capital received from equity financing to date, we believe that we have a reasonable chance to raise sufficient capital resources to meet projected cash flow deficits through the next twelve months.  However, there can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

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

The present officers and directors own approximately 15% of the outstanding shares of common stock, without giving effect to shares underlying convertible securities, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of Sparta, the appointment of officers, and the determination of officers’ salaries. Shareholders have no cumulative voting rights.

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

Revenues generated by our subsidiary, Specialty Reports, Inc., are recognized on a cash basis.

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

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or which are currently deemed immaterial may also impair our business operations.  A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2011, filed August 15, 2011, and is incorporated herein by reference.  Certain descriptions of those risk factors have been amended and are set forth below

We have an operating history of losses.

Through our fiscal year ended April 30, 2011, we have generated cumulative sales revenues of $4,524,402, have incurred significant expenses, and have sustained significant losses. Our net loss for the year ended April 30, 2011 was $3,663,867.  As of April 30, 2011, we had a deficit net worth of $2,946,315. Through our fiscal quarter ended October 31, 2011, we have generated cumulative sales revenues of $4,823,739, have incurred significant expenses, and have sustained significant losses. Our net loss for the six months ended October 31, 2011 was $1,039,580.  As of October 31, 2001, we had a deficit net worth of $3,397,352.

We had an agreement for a credit line with an institutional lender, who has acquired preferences and rights senior to those of our capital stock and placed restrictions on the payment of dividends.  This line had been terminated.

In July 2005, we entered into a secured senior credit facility with New World Lease Funding for a revolving line of credit.  New World received a security interest in substantially all of our assets with seniority over the rights of the holders of our preferred stock and our common stock.  Until the security interests are released, those assets will not be available to us to secure future indebtedness.   New World has ceased all lending operations and its assets have been taken over by its creditors.  As of October 31, 2011, we owed an aggregate of $549,250 (which is secured by $817,777 of consumer Retail Installment Sales Contracts and Leases and $54,928 of restricted cash) to New World.  In granting the credit line, New World also required that we meet certain financial criteria in order to pay cash dividends on any of our preferred shares and common shares.  We may not be able to repay our outstanding indebtedness under the credit line.

We have an agreement for a master lease funding agreement.

In September 2010, we entered into a two year $5 million master lease funding agreement. Under this agreement we originate and underwrite motorcycle leases pursuant to the credit criteria of the lender and sell the leases to the lender for a fee. This type of agreement is known as a pass-through. The Company is liable for ten percent of the lender’s losses on the leases sold to it up to $500,000. There can be no assurances that we can underwrite a sufficient number of leases to fully utilize the initial amount of the agreement, and if we do there can be no assurance that this lender will increase the amount of the agreement. As of October 31, 2011, we have not utilized this line and are in negotiations to modify the terms of this institution’s requirements.

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

During the three months ended October 31, 2011, the Company sold to an accredited investor four one-year, unsecured notes in the aggregate amount of $180,000.  The notes bare 8% simple interest, payable in cash or shares at the Company’s option, with principal and accrued interest payable at maturity. At the Company’s option, the notes are convertible into shares of common stock at prices ranging from $0.00312 to $0.00576 per share.

During the three months ended October 31, 2011, the Company sold to one accredited investor a $35,000 nine month, 8% notes convertible at the holder’s option into such number of shares of the Company’s common stock as determined by a forty-two percent discount from the average of the three lowest closing prices of the Company’s common stock for the ten trading days immediately preceding the day the holder notices the Company of its intent to convert.  The conversion price is subject to standard anti-dilutive provisions. The Company has reserved up to 76,610,000 shares of its common stock in the event of conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full.

During the three months ended October 31, 2011, the Company sold to an accredited investor a $30,000, 15%, three year note which requires the Company to make thirty-six monthly payments of $1,040 each. The note holder may convert the outstanding balance of the note at any time at $0.00825 per share.

During the three months ended October 31, 2011, the Company sold to an accredited investor a one month, 10%, note in the amount of $25,000. As an inducement the Company issued 800,000 shares of its restricted common stock to the note holder valued at $6,160. Pursuant to the terms of the note, for each month, or portion thereof, that the note remains un paid, the Company is required to issue as a penalty 800,000 shares of its restricted common stock. As of October 31, 2011 the note was outstanding.

During the three months ended October 31, 2011, two note holders converted $29,500 of notes and accrued interest thereon into 12,130,913 shares of common stock.

During the three months ended October 31, 2011, the Company sold to two accredited investors 8,168,112 shares of common stock for $37,600.

During the three months ended October 31, 2011, the Company issued 1,058,000 shares to existing note holders in consideration of the terms of their notes of which 170,000 remained to be issued at October 31, 2011.

During the quarter ended October 31, 2011, the Company issued, to three consultants 1,760,465 shares of its common stock.

During the three months ended October 31, 2011, the Company’s subsidiary, Specialty Reports, Inc, sold 4.4 shares of its Series B Convertible Preferred Stock to three accredited investor for $22,000.  Each Series B share is convertible at the holder’s option at any time into either 2,222 shares of Specialty Reports, Inc. common stock, or 200,000 shares of Sparta Commercial Services common stock. In addition, during the three months ended October 31, 2011, a note holder of the Company converted a $10,000 note plus accrued interest thereon into 2.49 shares of Series A Preferred stock of Specialty Reports, Inc.  Each Series A share is convertible at the holder’s option at any time into either 2,632 shares of Specialty Reports, Inc. common stock, or 277,778 shares of Sparta Commercial Services common stock.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                 (REMOVED AND RESERVED)

Not applicable.

ITEM 5.                 OTHER INFORMATION

None

ITEM 6.   EXHIBITS

The following exhibits are filed with this report:
Exhibit No.	Description
10.1
Motorcycle Lease Warehousing Master Lease Funding Agreement dated September 28, 2011 between registrant and Vion Operations LLC (incorporated by reference to Exhibit 10 of Form 8-K filed on September 29, 2011)

10.2
Motorcycle Lease Warehousing Master Services Agreement dated September 28, 2011 between registrant and Vion Operations LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 29, 2011)

11
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

SPARTA COMMERCIAL SERVICES, INC.

Date: December 20, 2011	By: /s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: December 20, 2011	By: /s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer