Form 10-Q
period 2012-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2012-03-21
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of March 15, 2012, we had 643,872,334 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2012	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,234	$10,786
RISC loan receivables, net of reserve of $22,052 and $45,015, respectively (NOTE D)	418,903	855,278
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $117,746 and $217,885 respectively, and loss reserve of $11,470 and $9,650, respectively (NOTE B)	265,546	231,564
Interest receivable	10,345	9,239
Purchased portfolio (NOTE F)	7,485	24,544
Accounts receivable	110,283	66,387
Inventory (NOTE C)	13,975	13,126
Property and equipment, net of accumulated depreciation and amortization of $185,525 and $176,677, respectively (NOTE E)	11,804	14,570
Deferred expenses	-	138,405
Good will	10,000	10,000
Restricted cash	60,296	64,686
Other Assets	9,355	-
Deposits	48,967	48,967
Total assets	$980,193	$1,487,553

LIABILITIES AND DEFICIT

Liabilities:

Accounts payable and accrued expenses	$1,502,029	$1,133,721
Senior secured notes payable (NOTE F)	656,248	974,362
Notes payable net of beneficial conversion feature of $42,824 and $52,272, respectively (NOTE G)	1,676,061	1,377,065
Loans payable-related parties (NOTE H)	386,760	386,760
Other liabilities	134,227	75,409
Derivative liabilities	186,916	484,301
Deferred revenue		2,250
Total liabilities	4,542,241	4,433,868

Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred Stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 157 shares issued and outstanding, respectively	1	1
Preferred Stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 750,000,000 shares authorized, 614,310,140 and 479,104,648 shares issued and outstanding, respectively	614,309	479,105
Common stock to be issued, 81,996,390 and 73,899,200, respectively	81,996	73,899
Preferred stock B to be issued, 37.21 and 25.34 shares, respectively	-	-
Additional paid-in-capital	34,114,973	33,430,502
Subscriptions receivable	(2,118,309)	(2,118,309)
Accumulated deficit	(36,807,819)	(35,114,801)
Total deficiency in stockholders' equity	(4,102,346)	(3,237,103)
Noncontrolling interest	540,298	290,789
Total Deficit	(3,562,048)	(2,946,314)
Total Liabilities and Deficit	$980,193	$1,487,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 AND 2011
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Revenue
Rental Income, Leases	$36,818	$27,775	$99,128	$85,784
Interest Income, Loans	21,206	51,310	87,278	190,797
Other	81,854	30,080	252,808	129,566
Total	139,877	109,165	439,213	406,147

Operating expenses:
General and administrative	552,785	684,528	1,923,278	2,048,283
Depreciation and amortization	20,794	17,105	57,513	54,329
Total operating expenses	573,579	701,633	1,980,791	2,102,612

Loss from operations	(433,702)	(592,467)	(1,541,578)	(1,696,465)

Other expense:
Interest expense and financing cost, net	165,385	88,021	372,635	263,279
Non-cash financing costs	19,794	35,087	98,437	140,863
Change in derivative liability	(2,970)	18,130	(417,977)	379,235
Total Finance Related Expenses	182,209	141,237	53,095	783,377

Net loss	(615,911)	(733,705)	(1,594,672)	(2,479,842)

Net loss attributed to noncontrolling interest	2,236	12,252	20,945	76,859

Preferred dividend	(39,776)	(86,481)	(119,291)	(240,588)

Net loss attributed to common stockholders	$(653,450)	$(807,934)	$(1,693,018)	$(2,643,570)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted loss per share attributed to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	587,094,536	451,985,519	544,816,973	424,970,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2012

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be issued		Subscriptions	Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance April 30, 2011	125	$12,500	157	$12,782	479,104,648	$479,105	73,899,200	$73,899	$(2,118,309)	$33,430,502	$(35,114,801)	$290,789	$(2,946,317)
Preferred Dividend to be issued										118,693			118,693
Derivative liability reclassification										(130,040)			(130,040)
Sale of Stock					28,007,450	28,007	(7,472,400)	(7,472)		122,515			143,050
Shares issued for financing cost					10,925,000	10,925	15,587,590	15,570		118,269			144,764
Shares issued for conversion of notes & interest					73,452,110	73,452				200,294			273,745
Stock Compensation					22,820,932	22,820				123,753			146,573
Employee options expense										130,988			130,988
Sale of Subsidiary's Preferred A & B stock												270,455	270,455
Net Loss											(1,693,018)	(20,945)	(1,713,963)
Balance January 31, 2012	125	$12,500	157	$12,782	614,310,140	$614,309	82,014,390	$81,997	$(2,118,309)	$34,114,973	$(36,807,817)	$540,298	$(3,562,048)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2012 AND 2011
(UNAUDITED)

	Nine Months Ended
	January 31
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,693,018)	$(2,479,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred dividends	118,693	-
Depreciation and amortization	69,211	54,329
Allowance for loss reserves	(21,143)	(36,459)
Change in warrant liability	(297,385)	(142,697)
Change in equity of subsidiary	1,129	262,275
Beneficial conversion discount	-	54,097
Equity based compensation	277,990	80,308
Stock based finance cost	144,764	375,288
Non cash derivative liability cost	(130,040)	454,612
Loss allocable to non-controlling interest	(20,945)	76,859
Shares issued upon conversion of Series C Preferred Stock	-	(42)
(Increase) decrease in operating assets:
Inventory	(849)	8,179
Interest receivable	(1,106)	3,758
Accounts receivable	(43,896)	(29,303)
Prepaid expenses and other assets	(9,355)	3,628
Restricted cash	4,390	72,709
Portfolio	17,059	7,555
Increase (decrease) in operating liabilities:
Deferred revenue/expense	138,405	(151,345)
Accounts payable and accrued expenses	418,501	278,179
Net cash used in operating activities	(1,027,596)	(1,107,912)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,082)	-
Net purchase of leased vehicles	(84,468)	(7,922)
Net liquidation of RISC contracts	459,338	690,578
Net cash provided by investing activities	368,789	682,656

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock of subsidiary	270,455	-
Proceeds from sale of common stock	143,050	973,985
Payments to senior lender	(318,114)	(790,405)
Proceeds from convertible notes	547,865	253,540
Proceeds from other notes	18,000	3,000
Net cash provided by financing activities	661,256	440,120
Net increase in cash	$2,449	$14,863

Unrestricted cash and cash equivalents, beginning of period	10,786	11,994
Unrestricted cash and cash equivalents , end of period	13,235	26,857

Cash paid for:
Interest	$91,888	$164,371
Income taxes	$3,059	$1,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2012 and for the three and nine month periods ended January 31, 2012 and 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2011 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

The Company has been in the business as an originator and indirect lender for retail installment loan and lease financing for the purchase or lease of new and used motorcycles (specifically 550cc and higher) and utility-oriented 4-stroke all-terrain vehicles (ATVs).  The Company’s subsidiary, Specialty Reports, Inc. (“SRI”) is an e-commerce business which provides vehicle (motorcycle, RV and automobile) history reports over the internet to consumers and dealers under the trade names: Cyclechex Motorcycle History Report, RVChex Recreation Vehicle History Report, and CarVin Report Vehicle History Report. SRI, also, markets a mobile application (“apps”) to vehicle dealers under the trade name Specialty Mobile Apps.

The results of operations for the three and nine months ended January 31, 2012 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2012.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company has originated leases on new and used motorcycles and other powersports vehicles from motorcycle dealers throughout the United States.  The Company’s leases are accounted for as either operating leases or direct financing leases.  At the inception of operating leases, no lease revenue is recognized and the leased motorcycles, together with the initial direct costs of originating the lease, which are capitalized, appear on the balance sheet as “motorcycles under operating leases-net”.  The capitalized cost of each motorcycle is depreciated over the lease term, on a straight-line basis, down to the Company’s original estimate of the projected value of the motorcycle at the end of the scheduled lease term (the “Residual”).  Monthly lease payments are recognized as rental income.

Direct financing leases are recorded at the gross amount of the lease receivable (principal amount of the contract plus the calculated earned income over the life of the contract), and the unearned income at lease inception is amortized over the lease term.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

The Company has purchased Retail Installment Sales Contracts (“RISC”) from motorcycle dealers.  The RISCs are secured by liens on the titles to the vehicles.  The RISCs are accounted for as loans.  Upon purchase, the RISCs appear on the Company’s balance sheet as RISC loan receivable current and long term.  Interest income on these loans is recognized when it is earned.

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

The Company’s subsidiary Specialty Reports, Inc. recognizes revenues on a cash basis.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

ASC 740-10, “Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2011 or the three months or nine months ended January 31, 2012.

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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  At January 31, 2012 and April 30, 2011, the Company has no items of other comprehensive income.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred.  During the nine months ended January 31, 2012 and the year ended April 30, 2011, the Company incurred $11,900 and  $3,283 in advertising costs, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.00 and $0.00 for the three months ended January 31, 2012 and 2011, respectively, and $0.00 and $0.01 for the nine months ended January 31, 2012 and 2011, respectively.  At January 31, 2012 and 2011, 277,738,425 and 157,815,866 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss of $1,693,018 and $3,729,402 during the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  The Company had a negative net worth of $3,562,048 at January 31, 2012.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation.  These reclassifications had no effect on reported losses.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

NOTE B – MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at January 31, 2012 and April 30, 2011 consist of the following:

	January 31,	April 30,
	2012	2011

Motorcycles and other vehicles	$394,762	$459,098
Less: accumulated depreciation	(117,746)	(217,885)
Motorcycles and other vehicles, net of accumulated depreciation	277,016	241,213
Less: estimated reserve for residual values	(11,470)	(9,650)
Motorcycles and other vehicles under operating leases, net	$265,546	$231,563

Depreciation expense for vehicles for the three and nine months ended January 31, 2012 was $17,920 and $48,665, respectively.  Depreciation expense for vehicles for the three and nine months ended January 31, 2011 was $13,855 and $44,670, respectively.

NOTE C – INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease.  Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis.  At January 31, 2012, the Company’s inventory of repossessed or returned vehicles valued at market was $13,975, which will be resold.

NOTE D – RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $440,955 and $900,293 at January 31, 2012 and April 30, 2011, respectively, including deficiency receivables of $19,557 and $15,320, respectively.  The following is a schedule by years of future principal payments related to these receivables.  Certain of the assets are pledged as collateral for the note described in Note F.

Year ending January 31,
2013	$353,186
2014	87,769
2015	-
2016	-
$440,955

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

We consider our portfolio of retail (RISC) loan  receivables to be homogenous and consist of a single segment and class.  Consequently we analyze credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator.

We consider an RISC contract delinquent when an obligor fails to make a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due.  Contracts less than 31 days delinquent are not included.  The following table summarizes the delinquency status of finance receivables as of January 31, 2012 and April 30, 2011:

	January 31,	April 30,
	2012	2011
Delinquency Status
Current	$305,054	$801,953
31-60 days past due	76,402	37,854
61-90 days past due	21,236	22,394
91-120 days past due	18,706	22,773
	421,398	884,974
Paying deficiency receivables*	19,557	15,320
	$440,955	$900,294

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

RISC receivables totaling $59,944 and $45,854 at January 31, 2012 and April 30, 2011, respectively, have been placed on non-accrual status because of their bankruptcy status.

The following table presents a summary of the activity for the allowance for credit losses, for the nine months and year ended January 31, 2012 and April 30, 2011, respectively:

	Nine Months	Year
	Ended	Ended
	January 31,	April 30,
	2012	2011

Balance at beginning of year	$45,015	$132,000
Provision for credit losses	8,302	9,179
Charge-offs	(31,265)	(96,164)
Recoveries*	-	-
Balance at end of period	$22,052	$45,015

* Recoveries are credited to deficiency receivables

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

Excluded from RISC receivables are contracts that were previously classified as RISC receivables but were reclassified as inventory because we have repossessed the vehicles securing the RISC Contracts.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is included in the allowance for credit losses:

	Nine Months	Year
	Ended	Ended
	January 31,	April 30,
	2012	2011

Gross balance of repossessions in inventory	$16,416	$14,138
Allowance for losses on repossessed inventory	(2,441)	(1,012)
Net repossessed inventory	$13,975	$13,126

NOTE E – PROPERTY AND EQUIPMENT

Major classes of property and equipment at January 31, 2012 and April 30, 2011 consist of the followings:

	January 31, 2012	April 30, 2011
Computer equipment, software and furniture	$197,329	$191,247
Less: accumulated depreciation and amortization	(185,525)	(176,677)
Net property and equipment	$11,804	$14,570

Depreciation and amortization expense for property and equipment was $2,874 and $8,848 for the three months and nine months ended January 31, 2012, respectively, and $12,853 for the year ended April 30, 2011.  Depreciation and amortization expense for the three and nine months ended January 31, 2011 were $3,220 and $9,659, respectively.

NOTE F – PURCHASED PORTFOLIO AND SECURED SENIOR NOTE

(a)
The Company finances certain of its leases through a third party.  The repayment terms are generally one year to five years and the notes are secured by the underlying assets.  The weighted average interest rate at January 31, 2012 is 10.48%.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

(b)
On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of additional Purchase Portfolio documentation which documentation has not been received to date.  Proceeds from the Purchased Portfolio started accruing to the Company beginning November 1, 2008. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the note holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the note holder. The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 and has granted the note holder a security interest in the Purchased Portfolio.  The due date of the note had been extended to May 1, 2011. The Company is in negotiations with this note holder to extend the note. Once the Company has paid $150,000 to the lender from Purchased Portfolio proceeds, the Company is obligated to pay fifty percent of all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales until the Company and the lender mutually agree the Purchase Portfolio has no remaining proceeds. As of January 31, 2012, the Company carries the Purchased Portfolio at $7,485 representing the balance of its $100,000 cost, which is less than its estimated market value, less collections through the period.  On January 31, 2011, this note holder converted $50,000 principal amount of the note into 4,545,455 shares of the Company’s common stock which shares were classified as to be issued at January 31, 2012.  The Company carries the liability for the Senior Secured Note at $26,451, which is net of note reductions.

(c)	From July through January 31, 2012, the Company borrowed $209,323, net of repayments, from an investor and collateralized the loan with certain leases purchased with the proceeds.

At January 31, 2012, the notes payable mature as follows:

12 Months Ended
January 31,	Amount
2013	$421,456
2014	175,046
2015	59,747
2016	-
$656,249

Notes payable to Senior Secured lender at April 30, 2011 were $974,362.

NOTE G – NOTES PAYABLE

Notes Payable	January 31, 2012	April 30, 2011
Convertible notes (a)	$1,114,485	$839,938
Notes payable (b)	75,000	60,000
Bridge loans (c)	206,000	206,000
Collateralized note (d)	220,000	220,000
Convertible note (e)	103,399	103,399
Sub Total	$1,718,884	$1,429,337
Less Beneficial Conversion Discount	(42,824)	(52,272)
Total	$1,676,061	$1,377,065

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

(a)
As of January 31, 2012, the Company had outstanding convertible unsecured notes with an aggregate principal amount of $1,114,485, which accrue interest at rates ranging from 8% to 25% per annum.  The majority of the notes are convertible into shares of common stock, at the Company’s option, ranging from $0.00238 to $0.021 per share.

During the nine months ended January 31, 2012, the Company sold to an accredited investor two nine month notes in the amounts of $45,000 and $35,000 each. The notes are convertible at the note holder’s option at a variable conversion price such that during the period during which the notes are outstanding, with one note convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”), provided, however, that, the conversion rate is subject to adjustment upon a merger, consolidation or other similar event, and, if the Company issues or sells any shares of common stock for no consideration or for a consideration per share that is less than the conversion price of the note, or issues or grants convertible securities (including warrants, rights, and options but not including employee stock option plans), with an conversion price that is less than the conversion price of the note, then the conversion price of the note will immediately be reduced to the consideration per share received in such stock issuance or the conversion price of the convertible securities issuance. The Company has reserved up to 111,937,586 shares of its common stock for conversion of the notes pursuant to the terms of the notes.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the notes are paid in full.

During the nine months ended January 31, 2012, the Company sold to an accredited investor twelve, one-year, unsecured notes in the aggregate amount of $437,760.  The notes bare 8% simple interest, payable in cash or shares, at the Company’s option, with principal and accrued interest payable at maturity. At the Company’s option, the notes are convertible into shares of common stock at prices ranging from $0.00238 to $0.0072 per share.

In September 2011, the Company sold to an accredited investor a $30,000, 15%, three year note which requires the Company to make thirty-six monthly payments of $1,040 each. The note holder may convert the outstanding balance of the note at any time at $0.00825 per share.

During the nine months ended January 31, 2012, a three note holders converted  notes and accrued interest there on aggregating $273,745 into 73,452,109 shares of the Company’s common stock.

During the nine months ended January 31, 2012, the Company made a total of $32,120 in payments on three notes pursuant to their terms.

(b)
During the nine months ended July 31, 2010, the Company sold to seven accredited investors a total of $95,000 two month loans bearing interest at 12% and issued a total of 850,000 shares of common stock valued at $22,500 as inducements for the loans.  All of the loans have been extended to September 30, 2011. The Company is in negotiations with the note holders to extend the notes. The Company has issued an additional 2,850,000 shares of common stock for such extensions. In December 2010, two of the note holders converted a total of $35,000 principal amount of notes into 7 shares of the Series B preferred stock of the Company’s subsidiary, Specialty Reports, Inc., and converted the interest on the notes into 104,450 shares of the Company’s common stock.

During the six months ended October 31, 2011, another note holder converted a $10,000 note plus accrued interest thereon into 2.49 shares of Series A Preferred stock of our subsidiary Specialty Reports, Inc.

In August 2011, the Company sold to an accredited investor a one month, 10%, note in the amount of $25,000. As an inducement the Company issued 800,000 shares of its restricted common stock to the note holder valued at $6,160. Pursuant to the terms of the note, for each month, or portion thereof, that the note remains un paid, the Company is required to issue as a penalty 800,000 shares of its restricted common stock. The Company is in negotiations with this note holder to extend or convert the note.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

(c)
During the year ended April 30, 2007, the Company sold to five accredited investor’s bridge notes in the aggregate amount of $275,000. The bridge notes were originally scheduled to expire on various dates through November 30, 2006, together with simple interest at the rate of 10%. The notes provided that 100,000 shares of the Company's unregistered common stock are to be issued as “Equity Kicker” for each $100,000 of notes purchased, or any prorated portion thereof. The Company had the right to extend the maturity date of notes for 30 to 45 days, in which event the lenders were entitled to “additional equity” equal to 60% of the “Equity Kicker” shares. In the event of default on repayment, the notes provided for a 50% increase in the “Equity Kicker” and the “Additional Equity” for each month that such default has not been cured and for a 20% interest rate during the default period.  The repayments, in the event of default, of the notes are to be collateralized by certain security interest.  The maturity dates of the notes were subsequently extended to various dates between December 5, 2006 to September 30, 2009, with simple interest rate of 10%, and Additional Equity in the aggregate amount of 165,000 unregistered shares of common stock to be issued.  During the year ended April 30, 2009, $99,000 of these loans was repaid and during the fiscal year ended April 30, 2010, $15,000 of these notes and accrued interest thereon was converted into approximately 463,000 shares of the Company’s common stock. The holders of the remaining notes agreed to contingently convert those notes plus accrued interest into approximately 8,000,000 shares of the Company’s common stock upon the Company’s ability to meet all conditions precedent to begin drawing down on a senior credit facility.  The Company is in negotiations with the note holders to extend the notes.

In July 2010, the Company sold to an accredited investor a one week 10%, $25,000 note and issued 25,000 shares of common stock as inducement for the note.  The note is convertible at the holder’s option into shares of common stock at $0.005 per share. In the event the note is not paid when due, the interest rate is increased to 20% until paid in full and the Company is required to issue 50,000 shares of common stock per month until the note is paid in full. During the quarter ending July 31, 2010, one $20,000 note (which was classified as Notes Payable (see b above) has been reclassified as a Bridge Loan) was due August 8, 2009 and is accruing interest at a default rate of 15% and is also accruing penalty shares at the rate of 20,000 shares per month. $118,750 of these notes has been extended to December 31, 2011 and the Company is in negotiations with the note holders to extend their notes.

(d)
During the year ended April 30, 2009, the Company sold a secured note in the amount of $220,000. The note bore 12.46% simple interest. The note was due on January 29, 2010 and has been extended to December 31, 2011 and is secured by a second lien on a pool of motorcycles. In July 2010, the note holder agreed to convert the note and all accrued interest thereon into approximately 12,000,000 shares of the Company’s common stock upon the Company demonstrating that it can meet all conditions precedent to begin drawing down on a senior credit facility.  As of January 31, 2012, the balance outstanding was $220,000 since the Company has not met the conditions to precedent to convert the note to common shares.

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

NOTE H –RELATED PARTIES TRANSACTIONS

As of January 31, 2012, aggregated loans payable, without demand and with no interest, to officers and directors were $386,760.  At January 31, 2012 and April 30, 2011, included in accounts receivable, are $10,190 and $10,190, respectively, due from American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

NOTE I – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 stated value per share, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 740,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of January 31, 2012 and April 30, 2011, respectively.  The Company had 157 and 157 shares of Series B preferred stock issued and outstanding as of January 31, 2012 and April 30, 2011, respectively.  The Company had no shares of Series C preferred stock issued and outstanding as of January 31, 2012 and April 30, 2011, respectively.  The Company had 614,310,140 and 479,104,648 shares of common stock issued and outstanding as of January 31, 2012 and April 30, 2011, respectively, and shares committed to be issued of  81,996,390 and 73,899,200 as of January 31, 2012 and April 30, 2011, respectively.

Preferred Stock, Series A

During the quarter ended January 31, 2012, there were no transactions in Series A Preferred, however, at January 31, 2012, there were $5,100 of accrued dividends payable on the Series A Preferred, compared to the accrual of $4,527 at April 30, 2011.  At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock, Series B

During the quarter ended January 31, 2012, there were no transactions in Series B Preferred Stock, however, at January 31, 2012, there were $372,134 of accrued dividends payable on the Series B Preferred, payable in Series B stock, compared to the accrual of $253,416 at April 30, 2011. At the Company’s option, the dividends may be paid in cash or shares of Series B Preferred Stock.

Preferred Stock Series C

During the fiscal year ended April 30, 2011, all of the outstanding shares of Series C Preferred were converted into 7,328,820 shares of the Company’s Common Stock.

Common Stock

During the nine months ended January 31, 2012 and the nine months ended January 31, 2011, the Company expensed $277,990 and $339,588, respectively, for non-cash charges related to stock and option compensation expense.

During the nine months ended January 31, 2012, the Company:

●	issued 73,452,110 shares of its common stock upon the conversion of $273,745of notes and interest payable,
●	issued 13,614,343 shares of common stock which had been accrued in the prior fiscal year,
●	sold and issued 28,007,450 shares of common stock for $164,600 and issued three year warrants to purchase 1,815,000 shares of common stock at $0.07 per share,
●	sold 19,104,590 shares of common stock for $105,000, all of the shares were classified as to be issued at January 31, 2012,
●	issued, pursuant to notes and penalty provisions of notes, 10,925,000 shares of unregistered common stock, valued at $102,444,
●	issued to members of its Advisory Council, four consultants and pursuant to three consulting agreements a total of 22,820,932 shares of its common stock valued at $146,573,
●	issued to a consultant, 1,773,055 five year warrants to purchase shares of the Company’s common stock at prices ranging from $0.01 to $0.017, and
●
the Company’s majority owned subsidiary, Specialty Reports, Inc., sold 2.49 shares of its Series A Preferred stock to one for $12,455.  The Series A Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,632 shares of Specialty Reports, Inc. common stock, or 277,778 shares of Sparta Commercial Services common stock, and, Specialty Reports, Inc. sold 51.6 shares of its Series B Preferred stock to sixteen accredited investors for $258,000.  The Series B Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,222 shares of Specialty Reports, Inc. common stock, or 200,000 shares of Sparta Commercial Services common stock.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

NOTE J – NONCONTROLLING INTEREST

In May 2010, the Company formed Specialty Reports, Inc., a Nevada Corporation (“SRI”), for the purpose of acquiring all of the assets of Cyclechex, LLC, a Florida limited liability company. Cyclechex, LLC’s sole business was an e-commerce business which acquired the relevant motorcycle data and sold the data in the form of Cyclechex Motorcycle History Reports© over the internet to consumers and dealers. As part of the transaction, the Company issued 24% of SRI common stock, valued at $10,000, to the sole owner of Cyclechex, LLC. In January 2012, the Company purchased, for a nominal amount, 140,000 (14%) shares of SRI common stock bringing the Company’s ownership to ninety percent.

During the nine months ended January 31, 2012, SRI sold 2.49 shares of its Series A Preferred stock to one for $12,455.  The Series A Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,632 shares of Specialty Reports, Inc. common stock, or 277,778 shares of Sparta Commercial Services common stock, and, Specialty Reports, Inc. sold 51.6 shares of its Series B Preferred stock to sixteen accredited investors for $258,000.  The Series B Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,222 shares of Specialty Reports, Inc. common stock, or 200,000 shares of Sparta Commercial Services common stock.

For the nine months ended January 31, 2012, the noncontrolling interest is summarized as follows:

Amount
Balance at April 30, 2011	$290,789
Issuance of Series A Preferred Stock	12,455
Issuance of Series B Preferred Stock	258,000
Noncontrolling interest’s share of losses	(20,945)
Balance at January 31, 2012	$540,298

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

The table below summarizes the fair values of our financial liabilities as of January 31, 2012:

	Fair Value at	Fair Value Measurement Using
	January 31,
	2012	Level 1	Level 2	Level 3
Derivative liability	$186,916	-	-	$186,916

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

NOTE L – SUBSEQUENT EVENTS

In February and March 2012, the Company:

·	issued 4,695,652 shares of common stock upon the conversion of $9,000 principal amount of one of the Company’s 8% notes and accrued interest thereon,
·	issued 381,000 shares of restricted common stock, valued at $2,096, to three note holders pursuant to provisions of their notes,
·	sold to two accredited investors a total of 19,384,591 shares of restricted common stock for $85,000, which shares have not yet been issued,
·	issued 381,000 shares of restricted common stock, valued at $8,001 to three note holders pursuant to provisions of their notes,
·	issued 15,804,598 shares which had previously been classified as to be issued,
·
issued to two consultants pursuant to agreements 8,300,000 shares valued at $83,000, ·  In February 2012, the Company’s subsidiary, Specialty Reports, Inc., sold 12 shares of its Series B Convertible Preferred stock to four accredited investors for $60,000.

NOTE M – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements during the period January 1, 2001 (date of inception) through January 31, 2012, the Company incurred loss of $36,807,819.  Of these losses, $1,693,018 was incurred in the nine months ending January 31, 2012 and $2,643,570  in the nine months ending January 31, 2011.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended January 31, 2012 to the Three Months Ended January 31, 2011

For the three months ended January 31, 2012 and 2011, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $139,877 during the three months ended January 31, 2012 as compared to $109,165 during the three months ended January 31, 2011.  Current period revenue was comprised of $36,818 in lease revenue, $21,206 in interest income from RISC loans, and $81,854 in other income.  Prior period revenue was comprised of $27,775 in lease revenue, $51,310 in interest income from RISC loans, and $30,080 in other income.  This increase in revenues was due to the continued run-off of our RISC loan portfolio which declined $88,222 (17.4%) in the quarter while we had a nominal $9,163 (3.6%) increase in our lease portfolio. Additionally, during the third quarter, other income increased $51,774 (172%) to $81,854 due primarily to revenues from Specialty Reports, Inc. Prior period RISC portfolio run-off was $88,222 (14.9%) while the lease portfolio increased $5,570 (2.1%).  Other income increased $5,523 (22.5%) to $30,080 due to revenues from Specialty Reports, Inc.. The run-off of our portfolios will continue until we are able to obtain one or more new credit facilities with which to commence underwriting for own account. We expect continued improvement in revenues from Specialty Reports, Inc.

Costs and Expenses

General and administrative expenses were $552,785 during the three months ended January 31, 2012, compared to $684,528 during the three months ended January 31, 2011, down $131,742 (19.2%) due primarily to a $89,221 (31%) decline in payroll and a $26,578 (66%) decline in legal and accounting expenses.  Expenses incurred during the current three month period consisted primarily of the following expenses: compensation and related costs, $197,669; accounting, audit and professional fees, $13,490; consulting fees, $8,580; rent, utilities and telecommunications expenses $63,740; travel and entertainment, $4,047; and stock based compensation, $160,212.  Expenses incurred during the comparative three month period in 2011 consisted primarily of the following expenses: compensation and related costs, $286,981; accounting, audit and professional fees, $40,068; consulting fees, $48,863; rent, utilities and telecommunication expenses $114,964; travel and entertainment, $10,293; and stock based compensation, $118,923.

Net Loss

We incurred a net loss before preferred dividends of $615,911 for our three months ended January 31, 2012 as compared to $733,705 for the corresponding interim period in 2011, a $117,794 or 16.05% decrease.  The decrease in our net loss before preferred dividends for our three month interim period ended January 31, 2012 was attributable primarily to a $30,712 or 28% increase in revenue and a $128,053 or 18.2% decrease in operating expenses which were partially offset by a $77,364 or 87.9% increase in interest and financing costs, a $15,293 or43.6% decrease in non-cash financing costs and a $21,100 or 116.4% decrease in value of derivative liabilities.

The Company’s policy is to repossess any loans or leases which are 90 days past due and to write off accounts which are over 120 days past due. At January 31, 2012, the Company’s delinquent accounts 60 days or more past due were 8.45% of the outstanding balance as compared to 5.68% at January 31, 2011 and 6.13% at April 30, 2011. This trend in increasing delinquencies reflects both the continued run-off of the portfolios and the general economic climate.

During the quarter ended January 31, 2012, the Company charged-off $34,982 of accounts over 120 days representing a loss of 4.6% of the average outstanding combined lease and loan portfolios for the period. For the three months ended January 31, 2011 the Company charged-off $48,312 of accounts over 120 days representing a loss of 0.78% of the average outstanding combined lease and loan portfolios for the period.  The current period increase in delinquencies over 60 days indicate that charge-offs may increase in subsequent periods. The Company maintains loss reserves of 7% and 5% for our RISC loan and lease portfolios, respectively, which we believe are adequate.

We also incurred non-cash preferred dividend expense of $39,776 for our three month period ended January 31, 2012, with a dividend expense of $86,481  in the corresponding interim period of 2011.  The decrease in preferred dividend expense was attributable to the under-accrual of series B Preferred stock dividend during the prior quarters in the prior fiscal year. Our net loss attributable to common stockholders decreased to $653,450 for our three month period ended January 31, 2012 as compared to $807,934 for the corresponding period in 2011.  The $154,484 or 19.1% decrease in net loss attributable to common stockholders for our three month period ended January 31, 2012 was due primarily to the $30,712 (28%) increase in revenues, the $128,053 (18.2%) decrease in operating expenses, the $46,705 (54%) decrease in preferred dividends, all partially off-set by the $40,972 (29.0%) increase in interest and finance related expenses.   In January 2012, the Company purchased, for nominal cost, fourteen percent of the common stock of Specialty Reports, Inc. (“SRI”) bringing the Company’ ownership to  ninety percent. This resulted in the Company’s recognizing ninety percent of SRI’s losses as opposed to the seventy-six percent recognized in prior periods.

Comparison of the Nine Months Ended January 31, 2012 to the Nine Months Ended January 31, 2011

For the nine months ended January 31, 2012 and 2011, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $439,213 during the nine months ended January 31, 2012 as compared to $406,147 during the nine months ended January 31, 2011.  Current period revenue was comprised of $99,128 in lease revenue, $87,278 in interest income from RISC Loans and $252,808 of other income.  Prior period revenue was comprised of $85,784 in lease revenue, $190,797 in interest income from RISC Loans and $129,566 of other income. This increase in revenues was due primarily to the $123,242 (95%) increase in other income, primarily from our Specialty Reports, Inc. subsidiary and the $13,344 (15.5%) increase in rental income from leases, both offset by the $103,519 (54.3%) decline in income from loans due to the continued run-off of our RISC loan portfolio which declined $436,376 (51.2%) in the nine months while our lease portfolio increased $33,982 (14.7%) in the same period. Prior period RISC portfolio run-off was $655,095 (37.2%) while the lease portfolio declined $34,986 (11.5%). This run-off of our portfolios will continue until we are able to obtain one or more new credit facilities with which to commence underwriting for own account. We expect to see continued increases in revenues from our Specialty Reports, Inc. subsidiary.

Costs and Expenses

General and administrative expenses were $1,923,278 during the nine months ended January 31, 2012, compared to $2,048,282 during the nine months ended January 31, 2011, a decrease of $125,005, or 6.1%.  Expenses incurred during the current nine month period consisted primarily of the following expenses: compensation and related costs, $865,862; accounting, audit and professional fees, $127,198; consulting fees, $101,922; rent, utilities and telecommunication expenses $247,238; travel and entertainment, $12,196; and non-cash stock based compensation, $277,990.  Expenses incurred during the comparative nine month period in 2011 consisted primarily of the following expenses: compensation and related costs, $860,287; accounting, audit and professional fees, $190,724; consulting fees, $126,322; rent, utilities and telecommunication expenses $302,204; travel and entertainment, $32,327; and non-cash stock based compensation, $339,588.

For the nine months ended January 31, 2012, we incurred: interest expenses and financing costs of $372,635,  a non-cash charge of $98,437 related to shares of common stock and warrants issued for financing cost and a non-cash gain of $417,977 for change in derivative liability.  For the nine months ended January 31, 2011, we incurred: interest expenses and financing costs of  $263,279,  a non-cash charge of $140,863 related to shares of common stock and warrants issued for financing cost and a non-cash charge of $379,235 for change in derivative liability.

Net Loss

We incurred a net loss before preferred dividends of $1,594,672 for our nine months ended January 31, 2012 as compared to $2,479,842 for the corresponding interim period in 2011.  The $885,170 or 35.7% decrease in our net loss before preferred dividends for our nine month interim period ended January 31, 2012 was attributable to:  a $33,066 or 8.1%, increase in revenue; a $125,005 or 6.1% decrease in general and administrative expenses; a $3,183 or 5.9% increase in depreciation and amortization;  a $109,356 or  41.5% increase in interest expense: a $42,426 or 30.1% decrease in non-cash financing costs; and a $797,212 or 210.2% decrease in derivative liability. The net loss was partially off-set by $20,945 loss attributed to non-controlling interest.   In January 2012, the Company purchased, for nominal cost, fourteen percent of the common stock of Specialty Reports, Inc. (“SRI”) bringing the Company’ ownership to  ninety percent. This resulted in the Company’s recognizing ninety percent of SRI’s losses as opposed to the seventy-six percent recognized in periods prior to the quarter ending January 31, 2012.

During the nine months ended January 31, 2012, the Company charged off $70,014 of accounts over 120 days representing a loss of 7.67% of the average outstanding combined lease and loan portfolios for the period. For the nine months ended January 31, 2011 the equivalent charge offs were $101,523 or 1.39% of the average outstanding combined lease and loan portfolios for the period. The current period increase in charge-offs are consistent with a portfolio in a run-off mode. The Company maintains loss reserves of 7% and 5% for our RISC loan and lease portfolios, respectively, which we believe are adequate.

We also incurred non-cash preferred dividend expense of $119,291 for our nine month period ended January 31, 2012 as compared with a non-cash expense of $240,588 in the corresponding interim period of 2011.  The decrease in preferred dividend expense was attributable to the $121,310 under accrual of preferred dividend during the same period in the 2010 fiscal year which was recognized in the 2011 nine month period.

Our net loss attributable to common stockholders decreased to $1,693,018 for our nine month period ended January 31, 2012 as compared to $2,643,570 for the corresponding period in 2011.  The $950,552 decrease in net loss attributable to common stockholders for our nine month period ended January 31, 2012 was due to the decrease in net loss and the decrease in preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2012, we had a negative net worth of $3,562,048.  We generated a deficit in cash flow from operations of $1,027,596 for the nine months ended January 31, 2012.  This deficit is primarily attributable to our net loss of $1,693,018 partially offset by depreciation and amortization of $69,211, net other non-cash charges totaling $73,063, and to changes in the balances of current assets and liabilities.  Accounts payable and accrued expenses increased by $418,501, receivables increased $45,002, inventory increased $848, portfolio assets declined by $17,059, and deferred revenue and expenses increased by $138,405.

Cash flows provided by investing activities for the nine months ended January 31, 2012 was $368,789 primarily due to the net proceeds of RISC contracts of $459,338 off-set by purchases of equipment and motorcycle and vehicle leases of $90,550.

We met our cash requirements during the nine month period through net proceeds from the sale of common stock in the amount of $143,050,  sale of preferred equity in our subsidiary in the amount of $270,455, and convertible and other notes of $565,865.  We made payments on senior secured debt financing of $318,114.  Additionally, we have received limited revenues from leasing and financing motorcycles and other vehicles, fees from our municipal lease program, and from our subsidiary, Specialty Reports, Inc., and our Preferred Provider Program.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At January 31, 2012 we had 10 full time employees.  If we are able to fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months.  As we continue to expand, we will incur additional cost for personnel.  This projected increase in personnel is dependent upon our obtaining sources of financing originating loans and leases and generating revenues there from.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Revenue Recognition

We have purchased Retail Installment Sales Contracts ("RISC") from motorcycle dealers and we originate leases on new and used motorcycles and other powersports vehicles from motorcycle dealers throughout the United States.

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

Through our fiscal year ended April 30, 2011, we have generated cumulative sales revenues of $4,524,402, have incurred significant expenses, and have sustained significant losses. Our net loss for the year ended April 30, 2011 was $3,663,867.  As of April 30, 2011, we had a deficit net worth of $2,946,315. Through our fiscal quarter ended January 31, 2012, we have generated cumulative sales revenues of $4,963,615, have incurred significant expenses, and have sustained significant losses. Our net loss attributed to common shareholders for the nine months ended January 31, 2012 was $1,693,018.  As of January 31, 2012, we had a deficit net worth of $3,562,048.

We had an agreement for a credit line with an institutional lender, who has acquired preferences and rights senior to those of our capital stock and placed restrictions on the payment of dividends.  This line had been terminated.

In July 2005, we entered into a secured senior credit facility with New World Lease Funding for a revolving line of credit.  New World received a security interest in substantially all of our assets with seniority over the rights of the holders of our preferred stock and our common stock.  Until the security interests are released, those assets will not be available to us to secure future indebtedness.   New World has ceased all lending operations and its assets have been taken over by its creditors.  As of January 31, 2012, we owed an aggregate of $420,475 (which is secured by $717,970 of consumer Retail Installment Sales Contracts and Leases and $54,932 of restricted cash) to New World.  In granting the credit line, New World also required that we meet certain financial criteria in order to pay cash dividends on any of our preferred shares and common shares.  We may not be able to repay our outstanding indebtedness under the credit line.

We had an agreement for a master lease funding agreement which terminated in January 2012.

In September 2010, we entered into a two year $5 million master lease funding agreement. Under this agreement we originate and underwrite motorcycle leases pursuant to the credit criteria of the lender and sell the leases to the lender for a fee. This type of agreement is known as a pass-through. The Company was liable for ten percent of the lender’s losses on the leases sold to it up to $500,000. We were unable to utilize this line due to the interest rate requirement of the lender and we were unable to successfully re negotiate the terms of this institution’s requirements. As a result, in January 2012, we and the lender mutually agreed to terminate the agreement with no present nor future obligations between the parties.

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

During the three months ended January 31, 2012, the Company sold to an accredited investor four one-year, unsecured notes in the aggregate amount of $102,015.  The notes bare 8% simple interest, payable in cash or shares at the Company’s option, with principal and accrued interest payable at maturity. At the Company’s option, the notes are convertible into shares of common stock at prices ranging from ($0.0023 t0 $0.0042 per share.

During the three months ended January 31, 2012, the Company sold to two accredited investors 15,804,598 shares of common stock for $55,000 all of which shares were classified as to be issued at January 31, 2012.

During the three months ended January 31, 2012, one note holder converted $59,000 of notes and accrued interest thereon into 29,878,553 shares of common stock.

During the three months ended January 31, 2012, the Company issued 5,830,512 shares of common stock which had been classified as to be issued in the prior quarter.

During the three months ended January 31, 2012, the Company issued to eight consultants 19,755,000 shares of its common stock, valued at $116,152.

During the three months ended January 31, 2012, the Company issued 1,250,000 shares to an existing note holder in consideration of the extension of the maturity dates of his note.

During the three months ended January 31, 2012, the Company’s subsidiary, Specialty Reports, Inc. (“SRI”), sold to twelve accredited investors 31.2 shares of Series B convertible preferred stock for $156,000. At the holder’s option, each share of Series B convertible preferred stock is convertible into either 2,222 shares of SRI common stock or 200,000 shares of the Company’s common stock.

From February 1, 2012 through March 15, 2012, the Company sold to two accredited investor 19,384,591 shares of restricted common stock for $85,000 which shares are un issued.
From February 1, 2012 through March 15, 2012, SRI sold to four accredited investors 12 shares of Series B convertible preferred stock for $60,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

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

SPARTA COMMERCIAL SERVICES, INC.

Date: March 21, 2012	By: /s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: March 21, 2012	By: /s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer