Form 10-K
period 2012-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2012-08-14
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, on October 31, 2011 was $2,631,186.

As of July 31, 2012, we had 9,873,732post-split shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPARTA COMMERCIAL SERVICES, INC.

PART I

ITEM 1.                 BUSINESS

General Overview

Sparta Commercial Services, Inc. ("Sparta" "we," "us," or the "Company") is a Nevada corporation. Historically, we were an independent financial services provider, offering consumer retail installment sales contracts and both consumer and commercial lease financing to the powersports industry. During the fiscal year ended April 30, 2011, we formed Specialty Reports, Inc to provide vehicle history reports to consumers, powersports, recreational vehicle, and automotive dealerships, and other entities such as credit unions, original equipment manufacturers, and auction houses; and to provide mobile applications (“mobile apps”) to powersports, automotive and marine dealerships.

Our offices are located at 462 Seventh Avenue, 20th Floor, New York, NY 10018, telephone number:  (212) 239-2666. We maintain a website at www.spartacommercial.com.

Segment Reporting

We classify our operations in two reportable segments: Information Technology Segment and Financial Services Segment.

Information Technology (“IT”)

The operations of our IT Segment are contained within our Specialty Reports, Inc. (“SRI”) subsidiary. SRI currently has four product offerings which are divided into two groups: the vehicle history report group and the mobile applications group.

The vehicle history report group is currently marketing: Cyclechex Motorcycle History Reports©, RVchecks™ RV History Reports, and CarVinReport Car History Reports. These reports contain extremely valuable information for consumers, dealers, insurers, auction houses, and lenders, about a vehicle’s history, such as disclosed damage, salvaged or rebuilt title brands, the number of previous owners, the last recorded odometer reading, the manufacturer’s original equipment, OEM recall data, and more. For consumers looking to buy a pre-owned vehicle or a retail vehicle dealer considering a trade-in or the purchase of other used vehicle, a Cyclechex Motorcycle History Report, RVchecks RV History Report or a CarVinReport Car History Report can be invaluable.  For those dealers who want to provide a higher level of confidence to a potential buyer about the true history of the vehicle being considered for purchase, these reports are an outstanding sales support tool. We assemble the data for these reports from multiple sources, including, but not limited to, governmental agencies, in order to provide the most current information available for the benefit of all interested parties. With a “no-hassle,” 100% money-back guarantee, and at only a modest cost, these Specialty Reports provide buyers and sellers peace of mind for decision making.

The mobile applications group is currently marketing two mobile app products: Specialty Mobile Apps (“SMA”) and iMobile Apps (“iMA”). SMA is a customizable modular mobile application engine developed for powersports and automobile, recreational vehicle and marine dealers that allows them to login to our website and utilize a fully-customized dealer mobile application “mobile app” on their own schedule. Dealers can upload images, change colors and icons, customize the items displayed, send push notifications to their customers (app users) and create a fully branded experience. The mobile application is generated, packaged, and made available on-line to the dealer's customers through the Apple App Store and on the Android Market. Additionally, as we build new features, and support more devices, customers will also be able to take advantage of these new platforms and features as well. In May 2012, we launched imobileapp.com.  iMA which, while similar to the SMA platform, is designed for multi-industry use  with both semi- and fully-customized applications available. Typical markets for the iMA platform are: Restaurants, Hotels, Medical & Dental Practices, Real Estate Agencies, and Attorneys.

Financial Services (“FS”)

Prior to the 2008-2009 world-wide financial crisis, at which time like many other businesses, our credit lines were cancelled, we provided consumer financing for the acquisition or leasing of new and used 550cc+ motorcycles, select scooters and utility all-terrain vehicles (ATVs). Through our Municipal Division we offered and continue to offer, on a pass through basis, an equipment leasing product for local and/or state agencies throughout the country seeking a better and more economical way to finance their essential equipment needs, from police motorcycles and cruisers, to EMS equipment and busses, to virtually any type of equipment required.

BUSINESS OVERVIEW-INFORMATION TECHNOLOGY

SRI

In May 2010, our subsidiary, SRI purchased substantially all of the assets of Cyclechex LLC, a Florida limited liability company, in consideration of an adjusted 10% equity interest in Specialty Reports

Cyclechex LLC, formed in 2007, was in the business of providing basic motorcycle information, obtained by inputting the vehicle’s vehicle identification number (“VIN”) on the Cyclechex web-site, and receiving information as to the vehicle’s year of manufacture, name of manufacturer and specific model. Specialty Reports has expanded on the Cyclechex product offering to include salvage, reported damage, and other title history information. All of this information is now offered on the Cyclechex web site, www.cyclechex.com, in the form of the copyrighted Cyclechex Motorcycle History Report©. Similar reports are offered on Recreational Vehicles on our web site, www.RVChecks.com. Subsequent to April 30, 2011, we introduced CarVinReport on our www.Carvinreport.com web site.

In June 2010, Specialty Reports entered into an exclusive five year agreement with a U.S. government authorized third-party distributor of on-line data from National Motor Vehicle Title System (NMVTS) for NMVTIS data on motorcycles, scooters, ATVs and recreational vehicles.

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

NMVTIS was created to:
·	prevent the introduction or reintroduction of stolen motor vehicles into interstate commerce;
·	protect states, consumers (both individual and commercial), and other entities from fraud;
·	reduce the use of stolen vehicles for illicit purposes including funding of criminal enterprises; and
·	provide consumer protection from unsafe vehicles.

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

This information is available to consumers and dealers on Specialty Reports’ website located at wwwcyclechex.com.  Cyclechex is similar to CARFAX® in that it provides on-line vehicle history reports, for a fee, based on the vehicle’s VIN.  However, neither CARFAX® nor AutoChek® offers information on motorcycles, scooters, ATVs or recreational vehicles.

SRI Products

      Vehicle History Reports Overview

          Consumer Benefits:

•	Purchase a report directly from the Cyclechex, RVchecks or CarVINreport website
•	Purchase a report via an Affiliate website

     Dealer Benefits:

•	Dealers purchase a “block” of history reports from Cyclechex, RVchecks or CarVINreport (with pricing incentives to purchase a larger quantity of reports)
•	This will facilitate the dealers' acceptance of trade-in vehicles and add value to the purchase of any pre-owned motorcycle, RV, automobile, or light truck
•	Dealers may absorb the cost of the report or re-sell the report to their customer

     Affiliate Program

•	Dealers and other industry sources may incorporate the Cyclechex, RVchecks, or CarVINreport website link in their sales and marketing strategies
•	Affiliates will earn commission on any Cyclechex, RVchecks, or CarVINreport history reports that are generated from their sites

 Cyclechex Motorcycle History Reports

Cyclechex is an internet provider of Motorcycle History Reports exclusively dedicated to the powersports industry. The Cyclechex Motorcycle History Report® was the first product offered by Specialty Reports Inc. The Cyclechex Motorcycle History Report (Cyclechex.com) contains extremely valuable information for consumers, motorcycle dealers, insurers, auction houses, and lenders, about whether a specific pre-owned motorcycle is a specific model year, make, and model; if it has reported damage, title history including the last recorded odometer reading, any salvage or damaged titles, the manufacturer’s original equipment, OEM recall data, and more.

For consumers looking to buy a pre-owned motorcycle or a retail motorcycle dealer considering a trade-in or the purchase of other used motorcycles, a Cyclechex Motorcycle History Report can be invaluable.  And for those dealers who want to provide a higher level of confidence to a potential buyer about the true history of the motorcycle being considered for purchase, the Cyclechex Motorcycle History Report is an outstanding sales support tool.

Cyclechex gathers its data from multiple sources, including, but not limited to, governmental agencies, in order to provide the most current information available for the benefit of all interested parties. With a “no-hassle,” 100% money-back guarantee, and at a modest cost, a Cyclechex Motorcycle History Reports provide buyers and sellers peace of mind for decision making.

RVChecks™ Recreational Vehicle History Reports

Our second product, RV History Reports (RVchecks.com), contains important and valuable information about any reported damage, salvage, and other relevant data concerning a particular pre-owned RV. This critical information is available to any interested party by entering a seventeen digit Vehicle Identification Number (“VIN”) at our website. Our system is able to extract information from multiple data sources, including, but not limited to, government agencies throughout the United States. RVchecks.com is committed to delivering up-to-date, accurate information to consumers, RV dealers, lenders, insurers, and other interested parties, and we offer a "no-hassle" 100% money-back guarantee.

CarVin Reports

CarVINreport.com is an online provider of Automobile History Reports and a third product offered by Specialty Reports Inc., The CarVINreport Car History Report (CarVINreport.com) contains extremely valuable information for consumers, dealers, insurers, auction houses, and lenders, about whether a specific pre-owned automobile has a Salvage or Rebuilt Title status, sustained Flood Damage, the last recorded odometer reading, the manufacturer's original equipment, OEM recall data, and more. For consumers looking to buy a pre-owned automobile or a retail automobile dealer considering a trade-in or the purchase of other used automobiles, a CarVINreport Car History Report can be invaluable. And for those dealers who want to provide a higher level of confidence to a potential buyer about the true condition of the automobile being considered for purchase, the CarVINreport Car History Report is an outstanding sales support tool.

The following websites are among those affiliated with Specialty Reports Inc. used to appropriately direct customer inquiries:

www.dmv.org
www.kbb.com
www.motorcycle-histories.com
www.motorcycleshippers.jcmotors.com
www.nadaguides.com
www.sellharleys.com

Each of our three vehicle history reports search government databases for over 90 types of vehicle title problems and over 28 million Salvage or Loss title records. Our reports provide some, if not all, of the following information:

          Crushed Vehicles
          Disclosed Damage
          Last Recorded Odometer Reading
          Manufacturers’ Recall History
          Manufacturers’ Specifications
          Multi-State Searches
          Rebuilt Titles
          Salvage-Stolen Titles
          Salvaged or Damaged Titles
          VIN Decoding

Specialty Mobile Apps (“SMA”) and iMobileApp (“iMA”).

Specialty Mobile Apps is a mobile application or computer software program (“app”) designed to help the user to perform singular or multiple related tasks on a handheld device such as a smartphone or tablet. The Specialty Mobile Apps software platform initially developed for motorcycle, RV, auto and marine dealers provides a mobile framework from which we can easily create interactive, customized mobile applications for our vertical markets. The product provides an online platform so that dealers may easily utilize their fully customized app and manage its content. Additionally, it allows SRI and our software development team to manage licenses and retrieve reporting information. In May 2012, we launched iMobileApp.com.  iMA which, while similar to the SMA platform, is designed for multi industry use with both semi- and fully-customized applications available. Typical markets for the iMA platform are: Restaurants, Hotels, Medical & Dental Practices, Real Estate Agencies, and Attorneys.

The basic features of the Specialty Mobile Apps and the iMobileApp are:

Content Management System (“CMS”). CMS is provided as a website that allows Dealers to upload images to their app, change text content, change colors, organize the order of tabs, and publish updates to their application.

Mobile client framework (“MCF”) MCF is software that is installed on the individual mobile devices and deployed to the various mobile devices through the Apple App Store, Android Market Place, and other such distribution channels.

Dealer (Customer) contact information The Dealer can elect to present the user with a registration screen on startup to collect information such as first-name, last-name, email address, and telephone number to allow for tracking of marketing information and to be able to push Individual notification messages for future functionality.

Multiple Location Support .Dealers will pay subscription fees multiplied by the number of store locations that they wish to include in their app.  Using the client customization portal the Dealer will be able to add locations to their application that will appear as content within the mobile app.

Hours of Operation. Each location is capable of having different time groups for hours of operation. For example, the given store may have the parts department open during one time frame, and the sales department open during another time frame. This information is entered by the Dealer in the CMS and then displayed to the end user.

Vehicle History Reports. Dealer will be able to allow users to request and retrieve vehicle history reports. The user will be required to create an account on the device or use an existing account. The account information is sent to Specialty Reports, Inc to create a user account in their system. The user can then add credits to their account by entering credit card information into the device. Reports are retrieved from the appropriate Specialty Reports system
(CarVinReport.com, RVChecks.com, or Cyclechex.com) and displayed to the user on their Smartphone; User will also be able to use QR (Quick Response, a two-dimensional bar code) codes to scan in VIN numbers that have been provided to the CMS system.

Quick Dial Quick Dial is a menu option the Dealer can choose to make available to its customers. By tapping the Quick Dial option the mobile device will display a list of phone numbers as a quick convenience to the user, The Dealer can add, remove, and edit phone numbers that appear in the Quick Dial screen from their CMS.

Messages. Messages can be specific to individuals (if the Dealer has enabled first-time user data collection), or broadcast to all users of the application. The messages appear in a style similar to email within the specific device.

Push Notifications. The device itself governs the display of push notifications. For example, both iPhone and Android have their own ways of providing notification messages to the screen of the device. By sending a push notification from the CMS to user Company's framework, integrates with the device’s push notification system to alert the user.

QR Code Scanner. The QR (Quick Recall) code scanner is technology that allows a user to take a photographic scan of a QR symbol and then interpret the digital contents and make a decision on what to do with the data. The Dealer is able to create QR codes from the CMS system and then specify the action that should occur for the URL if it is scanned with their mobile application. That could be opening a URL, running a vehicle history report, or any other appropriate function.

Marketing Materials. The CMS will allow Dealers to download stock artwork that helps them promote their products and services to their customers. Examples of this would be banners for website display.

Embeds Product Developer and SRI Branding. The “about screen” of the application contains information useful to the support of the product. It also contains a powered by the product developer’s logo and text. SRI can choose to use a different logo, but the Powered by the product developer’s text remains on the about screen.

App store and Google Android Distribution. All native applications will be deployed through the product developer’s app store and Android Market Place online accounts.

Marketing information. If dealer has enabled first-time user data collection then that information will be available to the dealer on their portal.

Platforms for SMA and iMA Programs

The products have been designed (and maintained/updated by our product development team) to allow it to work as the CMS for various smart phone platforms (now existing and potentially emerging in the future) including, but not limited to, the following devices:

▪ iPhone
▪ iPad
▪ Android devices
▪ Kindle Fire
▪ HTML5

THE SRI MARKET

Cyclechex

According to the Motorcycle Industry Council, there were 10,446,000 registered motorcycles in the United States in 2008. Power Sports Business’ January 26, 2012 issue, quotes the Motorcycle Industry Council as reporting 2011 retail sales of new motorcycles of all classes totaled 697,000 units up nominally from 2010. Power Sports Business’ April 4, 2011 issue cites R.L. Polk & Co. reporting the ratio of annual used motorcycle sales to new motorcycle sales in the United States was 3.8 to 1 in 2010 up from 2.9 to 1 in 2009 and 1.8 to 1 in 2008. We estimate this ratio was 3.7 in 2011. By extension, sales of used motorcycles in 2011 equated to approximately 2,578,900 units and averaged 2,277,600 units over the last four years. With minimal competition, management believes that the Cyclechex Motorcycle History Report® (“CMHR”) will become the “gold standard” for prospective purchasers of used motorcycles.

RVChecks

SRI provides vehicle history reports to the RV Industry. According to the Recreation Vehicle Industry Association (RVIA) RV Business Indicators report dated March 30, 2010, there are 8.2 million RVs (motor homes, travel trailers, sport utility RVs, truck campers and folding camping trailers) on the roads in the U.S.  According to a forecast by RV industry analyst and director of consumer surveys at the University of Michigan Dr. Richard Curtin, shipments of new RVs in 2011 are “expected to rise to 263,100 units, an increase of 8.6% from the 2010 total of 242,300. Shipments of new RVs reached their peak in 2006 of 390,500 units with a retail value of $14.7 billion. The most recent report on the used RV market was done by the University of Michigan in 2005 which concluded that approximately two used RVs were sold for each new one. This sentiment was echoed by Scott Stropaki of Statistical Surveys, Inc. Based on this information we can assume that approximately 484,000 used RVs were sold in 2010.

CarVin Reports

According to the CARMAX, Inc., February 28, 2011 10K, there are over 17,700 franchised new car dealers selling new and used cars and over 37,000 independent used car dealers in the U.S. The CARMAX 10K also reported that sales of used cars in the U.S. in 2010 totaled 37 million units.

Presently, CarFax® and AutoCheck® dominate the automobile history report market. However, their individual retail reports sell for $34.99 and $29.99 respectively compared to our $24.95 price. We have no intention to compete directly with these well established companies. We do, however, plan to respond aggressively to those dealers who may not have sufficient demand for reports to take advantage of volume discount pricing offered by the two majors.

Used Vehicle Market Summary:

In all three markets, it is possible that on any given vehicle there will be no reports purchased while it is also quite probable that there will be more than one report purchased on another vehicle as there may be more that one customer interested in that vehicle.

Annual sales of used motorcycles: ~ 2.5 million units

Annual sales of used Recreational Vehicles: ~ 480 thousand units

Annual sales of used cars: ~ 37 million units.

Mobile Apps

According to comScore, Inc., “...a global leader in measuring the digital world and preferred source of digital business analytics.” “For the three-month average period ending March (2012), 234 million Americans (75% of the U.S. population) age 13 and older used mobile devices.” “More than 106 million people in the U.S. (34% of the U.S. population) owned smart phones during the three months ending in March (2012), up 9% versus December (2011).” “82 percent of time spent with mobile media happens via apps.” SRI’s mobile apps are offered not only in the U.S., but also in the U.K. and Germany.

SMA

According to the 2010 Motorcycle Industry Council Motorcycle Statistical Annual Report, in 2009 there were approximately 5,400 franchised new motorcycle dealer outlets and another 7,800 independent used motorcycle dealer outlets.  As stated above, there are over 17,700 franchised new car dealers selling new and used cars and over 37,000 independent used car dealers in the U.S.  Our initial thrust will be, not only to the 23,000 plus franchised vehicle dealers, but also, directly to select manufacturers such as, Harley-Davidson, which has over 1,300 worldwide dealers.

iMA

According to the National Restaurant Association, 2012 restaurant sales are projected to be $632 billion from 970,000 locations in the U.S. Additionally, they state the 38% of adults surveyed “...would be likely to utilize a smart phone app if it was offered by a quick service restaurant. ($174 billion of the projected $632 billion in sales)”

A recent SK&A, a Cegedim Company market research study found 230,187 office-based physicians and group practices in the U.S. Of this number, 67,356, or 29%, were groups of three or more physicians.

There are over 1.2 million members of the National Association of Realtors.

According to the American Hotel and Lodging Association, there are 51,015 hotels/motels in the U.S. with 15 or more rooms.

SALES AND MARKETING

Marketing

Our marketing starts with product development. We create compelling  products that; (i)  in the case of our line of vehicle history reports, provide consumers information which will assist in purchase decisioning and assist the dealer or auction house in making a sale, and (ii) in the case of SMA and iMA, provide dealers and other businesses with a state-of-the-art consumer communications and marketing program.

For our three vehicle history report products, our primary marketing efforts are directed toward encouraging owners of web sites dealing with automobiles, motorcycles or recreational vehicles to become affiliates by linking their sites to ours. In doing this, they place a link, known as a banner, on their site which when “clicked” by a consumer automatically links the consumer to our appropriate web site. If that consumer then purchases a vehicle history report, the referring affiliate sight owner receives a pre-negotiated commission from us.  Three examples of our affiliates are NADA guides, DMV.org, and Kelley Blue Book.  Potential affiliates are contacted directly by our sales force or they are referred to us by word of mouth or targeted advertising in relevant trade publications. To date we have 60 signed affiliates. In December, 2010, Powersports Business chose Cyclechex as one of their “Nifty 50” winners, recognizing it as one of the top 50 new powersports products introduced during the year.

Our marketing strategy for our SMA is to target franchised dealers through the manufacturers. For instance, a major motorcycle manufacturer has over 1,000 world-wide authorized dealers. We are in discussions with this manufacturer to customize our app for his dealers. Additional marketing is done through targeted advertising as well as placement of favorable news stories in relevant trade publications. For the iMA product, we will target market to industry trade associations and major wholesalers to affiliate with them and joint market to their customers.

SRI has considerable opportunity to increase brand awareness and grow traffic through product development, targeted marketing programs and strategic partnerships.

Sales and Customer Support

Our sales team is responsible for generating advertising customers across our website and mobile applications.

We manage a field sales team from our New York office, with satellite locations in Denver, Houston and Tampa, to specifically target key manufacturers, dealers and auction houses.  Our field sales team develops direct relationships with these potential customers.

Customer service for all products is handled out of our New York office and supported by a representative in Tampa.

COMPETITION:

Presently, the two major providers of used automobile history reports, Carfax® and AutoCheck® do not provide motorcycle history reports. In fact, Carfax states on their website that their database contains records primarily of cars and light trucks and they “do not specialize in providing data for any other vehicle types at this time.” AutoCheck states on its web site “AutoCheck only reports on information for cars and light trucks.” Based on our existing roster of Cyclechex affiliates and current negotiations for additional affiliates, we do not see any company as a significant competitor at this time. We have not identified direct competition the RV space and do not intend to compete directly with either Carfax® or AutoCheck®.

While there are numerous entities offering customized mobile apps, we believe that SRI is the only company marketing a pre-packaged customizable mobile app to vehicle dealers and our price point is significantly below other vendors of customized apps. Because our roots are in marketing we believe that while not specifically unique, our IMA product can be effectively and competitively marketed.

BUSINESS OVERVIEW-SPARTA FINANCIAL SERVICES

The success of Sparta's Financial Services business model depends on the availability of capital, both debt and equity, with which to purchase vehicles for lease and retail installment sales contracts.  In the fall of 2008 and in 2009, our two senior lenders withdrew their credit lines due to the then financial crisis. From that time until the present, our financial services offerings have been limited due to the lack of availability of reasonably priced capital. These events did not impact on our municipal lease products.  In October 2010 we obtained, from a hedge fund, a lease warehouse facility wherein we could purchase consumer leases for sale to this fund. We would provide all service, collection and remarketing functions for the leases. The terms of this facility turned out to be such that we were unable to competitively offer leasing products to our dealers. After protracted unsuccessful negotiations to amend the terms of the facility we and the lender mutually agreed to terminate the facility in January 2012.

Subject to the availability of reasonably priced capital, Sparta’s financial service products have been designed to generate revenue from several sources:

·	Retail installment sales contracts and leases;
·	Municipal leasing of equipment;
·	Private label programs for manufacturers and distributors;
·	Ancillary products and services, such as private label GAP coverage; and
·	Remarketing of repossessed vehicles and off-lease vehicles.

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

Retail Installment Sales Contracts and Leases

Retail Installment Sales Contracts (RISC) Historically, Sparta had purchased retail installment sales contracts from both franchised and independent powersports dealers who qualified as Authorized Sparta Dealers and/or as Authorized Private Label Dealers under Sparta's Private Label Programs. Sparta has developed policies and procedures for credit evaluation, collections, insurance follow up, and asset recovery.  Sparta imposes strict credit criteria to determine which retail installment sales contract applications to approve.  This credit criterion was to be in compliance with the credit criterion required by our lenders at the time.

To insure that Sparta's Credit Evaluation Process and Collateral Guidelines were consistently applied and that the credit/underwriting decisioning process provided rapid decisions to our Authorized Sparta Dealers and the Authorized Private Label Dealers, Sparta developed a point of sale credit application and contract decisioning web based platform.  This system is named "iPLUS™" and is structured as an Application Service Provider ("ASP") and has the capability of providing the dealer with conditional approvals in less than sixty seconds, seven days a week, twenty-four hours a day.  This technology provides quick, consistent credit decisions for our dealer network and reduces the number of credit analysts required, thereby, reducing Sparta's personnel expense.

Leases – Sparta purchased qualified vehicles for lease to customers of its Authorized Sparta Dealers and/or Authorized Private Label Dealers.  While the steps in the leasing process are almost identical to those in the retail installment sales contract process, the major difference is that when a lease "approval" is transmitted to a dealer, the "approval" describes the terms and conditions under which Sparta will purchase a specific vehicle from the dealer and lease it to the applicant. Unlike a retail installment sales contract which finances a customer's purchase of a vehicle owned by the customer, the lease agreement contains the payment terms and conditions under which Sparta will allow the customer to use (lease) the vehicle, which is owned by Sparta, and also contains a vehicle purchase price option which provides the customer with the right to purchase the vehicle at the lease-end. Leases generally have lower monthly payments than similar retail installment sales contracts because a sales contract finances only part of the vehicle cost with the balance being financed by the lessor.

Municipal Leasing of Equipment, including Police Motorcycles

In February 2007, Sparta launched a Municipal Leasing Product designed expressly to meet the needs of law enforcement agencies throughout the U.S. Sparta estimates that the annual municipal market for new law enforcement motorcycles, alone, exceeds $300 million annually, based upon extensive discussions that the company conducted among Harley-Davidson, Honda, Kawasaki, and BMW dealers, with those brands being the most prominent in the municipal environment.  Sparta believes that most of these agencies have historically been purchasing these vehicles with few, if any, financing alternatives, therefore, we developed a leasing alternative for governmental organizations to acquire the motorcycles they need, and remain within their budgets at the same time. We have partnered with a wholly owned subsidiary of a state chartered bank which specializes in municipal financing. Under this relationship, the Company originates for this subsidiary and negotiates the leases on behalf of it and the municipality. The Company receives an upfront origination fee and a structured commission for each closed lease.

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

Credit Evaluation Process and Collateral Guidelines

To insure that Sparta's Credit Evaluation Process and Collateral Guidelines were and are consistently applied and that the credit/underwriting decision process provides rapid decisioning to our Authorized Sparta Dealers and our Authorized Private Label Dealers, Sparta has worked closely with a leading provider of interactive credit accessing and decisioning solutions, to develop our iPLUS® point of sale credit application decisioning and contract generating web based platform.

Collection Procedures

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

Portfolio Performance – Contracts and leases over 30 days delinquent were 1.88% of total portfolio balances at April 30, 2007, 2.85% at April 30, 2008, 3.70% at April 30, 2009, 7.51% at April 30, 2010, 10.58% at April 30, 2011, and 12.82% at April 30, 2012.  As the Company’s portfolio of contracts and leases continues to run-off, delinquency and loss data will not be comparable to companies with ongoing lease and contract originations. Cumulative net losses and charge-offs as a percent of cumulative portfolio originations were 0.54% at April 30, 2007, 0.95% at April 30, 2008, 2.91% at April 30, 2009, 4.25% at April 30, 2010, 4.78% at April 30, 2011, and 5.34% at April 30, 2012.  Additionally, as of April 30, 2012 the Company maintained a cash reserve with its Senior Lender equal to 19.02% of the outstanding loan balance with that lender. The Company’s portfolio of contracts and leases has been in a run-off mode since the fall of 2008.

Market Information

According to the Motorcycle Industry Council’s 2009 Statistical Annual, from 1991 to their peak in 2006, annual sales of new 651CC+ motorcycles increased 439% to 543,000 units or approximately $6.8 billion while over the same period annual sales of all new motorcycles increased 325% to 1,190,000 units or approximately $11.9 billion. From 2007 through 2011, annual sales of new 651CC+ motorcycles declined 49.7% to 206,000 units or approximately $3.2 billion. There is no reliable data on the change in used motorcycle sales during the period.  Sparta estimates that the 2011 retail market for new and used 599cc+ motorcycles was approximately $6.1 billion.

Sales and Marketing

Until such time as we are able to obtain new lines of credit at competitive terms, our consumer Financial Services sales and marketing efforts have been put on “hold”. Normally, vehicle financing products are sold primarily at the dealer level, rather than the consumer level.  Our strategy has been to utilize a direct sales force that promotes our products and services to qualified dealers, train them, and provide them with point-of-sale marketing materials.  We continue to market our Municipal Lease Program through direct emails and blast emails to motorcycle and automotive dealers as well as focused sales materials directed at selected equipment manufacturers.

Competition

The consumer finance industry is going through several changes due to current economic conditions and past lending practices. Broadly speaking, Sparta competed with commercial banks, savings & loans, industrial thrift and credit unions, and a variety of local, regional and national consumer finance companies. Additionally, some powersports manufacturers such as Harley-Davidson and BMW have captive subsidiaries that provide financing.

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

 A significant industry competitor    is GE Capital. GE Capital markets directly to dealers in the Powersports market and through Co Branded private label programs. GE recently has co-branded with Yamaha, Suzuki, Kawasaki, Moto Guzzi, Aprilia Brands and other national manufacturers and distributors of Powersports and recreational products such as Coachmen Industries. GE also offers dealer and distributor floor plan financing and private label credit cards.  To management’s knowledge, this firm does not offer leases for powersports vehicles.

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

Employees

As of April 30, 2012, we had 9 full-time employees.

ITEM 1A.              RISK FACTORS

We are subject to certain risks and uncertainties in our business operations which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

We have an operating history of losses.

Through our fiscal year ended April 30, 2012, we have generated cumulative sales revenues of $5,126,234, have incurred significant expenses, and have sustained significant losses. Our net loss for the year ended April 30, 2012 was $2,150,333.  As of April 30, 2012, we had a deficit net worth of $3,446,592.

We had an agreement for a credit line with an institutional lender, who has acquired preferences and rights senior to those of our capital stock and placed restrictions on the payment of dividends.  This line had been terminated.

In July 2005, we entered into a secured senior credit facility with New World Lease Funding for a revolving line of credit.  New World received a security interest in substantially all of our assets with seniority over the rights of the holders of our preferred stock and our common stock.  Until the security interests are released, those assets will not be available to us to secure future indebtedness.   New World has ceased all lending operations.  As of April 30, 2012, we owed an aggregate of $288,815, which is secured by $537,780 of consumer Retail Installment Sales Contracts and Leases and $54,937 of restricted cash, to New World.  In granting the credit line, New World also required that we meet certain financial criteria in order to pay dividends on any of our preferred shares and common shares.  We may not be able to repay our outstanding indebtedness under the credit line.

Our Financial Services business requires extensive amounts of capital and we will need to obtain additional financing in the near future.

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

We are new entrants into the Information Technology business.

We are new entrants into the businesses of providing vehicle history reports and building mobile apps. We indirectly compete with major, well capitalized, suppliers of automobile history reports. While these companies do not presently offer motorcycle or RV history reports, there is no guaranty they will not do so in the future.  The mobile app building business is characterized by many small “players”. While we believe we are better suited to market mobile apps than our competitors, there is no assurance that we can continue to do so.

Our auditor’s opinion expresses doubt about our ability to continue as a “going concern”.

The independent auditor’s report on our April 30, 2012 consolidated financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern.  We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable.  Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining credit lines or loans from various financial institutions where possible.  If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock.  We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Our intellectual property, including our license agreements and other agreements, which establish our rights to proprietary intellectual property developed in connection with our credit decisioning and underwriting software system, iPLUS®, our CycleChex, RVchecks and CarVin vehicle history reports and our SMA and iMA mobile apps are of great value to our business operations.  Infringement or misappropriation of our intellectual property could materially harm our business.  We rely on a combination of trade secret, copyright, trademark, and other proprietary rights laws to protect our rights to this valuable intellectual property.  Third parties may try to challenge our intellectual property rights.  In addition, our business is subject to the risk of third parties infringing or circumventing our intellectual property rights.  We may need to resort to litigation in the future to protect our intellectual property rights, which could result in substantial costs and diversion of resources.  Our failure to protect our intellectual property rights could have a material adverse effect on our business and competitive position.

We face significant competition in the financial services industry.

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

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock.  As of April 30, 2012, we have two series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

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

Our directors and executive officers beneficially own approximately 14.6% of our common stock as of April 30, 2012.  Accordingly, these persons and their respective affiliates have the ability to exert substantial control over the election of our Board of Directors and the outcome of issues submitted to our stockholders, including approval of mergers, sales of assets or other corporate transactions.  In addition, such control could preclude any unsolicited acquisition of our company and could affect the price of our common stock.

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

Cyclechex LLC was engaged in the business of selling, via the internet, information describing the title history of motorcycles. Since May 2010, we have devoted a substantial amount of the Company’s resources to improving the amount and quality of the data offered the Cyclechex web site, launched new but similar products RV Checks, and CarVin Report and has attracted affiliates to the web sites all with the aim to be defacto go to sites for motorcycle and RV data. Additionally, we have commenced marketing, on an exclusive basis, mobile applications “apps” to vehicle dealers which will allow dealers to communicate with their customers and potential customers via cell phone applications. To date, Specialty Reports, Inc has operated at a loss. There can be no assurance that we can achieve this goal or that even if we do, that these products will be profitable.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

Our executive offices are located at 462 Seventh Avenue, 20th Floor, New York, NY 10018. We have an agreement for use of office space at this location under a lease expiring on November 30, 2012. The office space contains approximately 7,000 square feet.  The rent for the year ended April 30, 2011 was $330,765.  For the year ended April 30, 2012, the rent was $283,867, and for the seven months ending November 30, 2012, the rent is $184,947. We are presently seeking new space, which management believes it will be able to secure at commercially reasonable rates.

ITEM 3.                 LEGAL PROCEEDINGS

As at April 30, 2012, we were not a party to any material pending legal proceeding.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

	High	Low
Fiscal Year 2012
First quarter (May 1, 2011 – July 31, 2011)	$1.50	$0.75
Second quarter (August 1, 2011 – October 31, 2011)	$0.75	$0.75
Third quarter (November 1, 2011 – January 31, 2012)	$0.75	$0.75
Fourth quarter (February 1, 2012 – April 30, 2012)	$1.50	$0.75
Fiscal Year 2011
First quarter (May 1, 2010 - July 31, 2010)	$2.25	$0.75
Second quarter (August 1, 2010 - October 31, 2010)	$2.25	$1.50
Third quarter (November 1, 2010 - January 31, 2011)	$2.25	$0.75
Fourth quarter (February 1, 2011 - April 30, 2011)	$2.25	$0.75

Holders

The approximate number of holders of record of our common stock as of April 30, 2012 was 3,018 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2012, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend which may be paid in cash or shares of common stock at our option.  We have not, as of April 30, 2012, distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2012, there was $5,287 of accrued Series A dividends payable.

As of April 30, 2012, we had 157 shares of Series B preferred stock outstanding.  The Series B shares accrue dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B shares.  As of April 30, 2012, no dividends were payable on Series B shares.

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

During the year ended April 30, 2012:

The Company sold to an accredited investor a convertible three notes in the aggregate amount of $117,500. The notes are nine month notes and bear 8% interest. The notes are convertible at the note holder’s option at the lower of (i) the price per share at which the Company sells or issues any shares of common, subject to certain exceptions, or (ii) 58% multiplied by the average of the lowest three lowest closing bid price for the common stock during the ten trading day period ending one trading day prior to the date of submission of the conversion notice. During the fiscal year, two of the notes totaling $80,000 plus accrued interest thereon were fully converted into a total of 389,915 shares of the Company’s common stock. Additionally, this investor converted $120,000 of notes issued during the prior fiscal year, plus accrued interest thereon, into 454,835 shares of the Company’s common stock.

Three investors converted a total of $93,365 of convertible notes and accrued interest thereon into 205,634 shares of the Company’s common stock. One investor converted $56,530 of accrued interest into 67,740 shares of common stock.

The Company sold 654,659 shares of its restricted common stock to ten accredited investors for an aggregate purchase price of $283,855. 70,468 of the shares were classified as to be issued at April 30, 2012.

The Company issued 165,858 shares for prior years’ stock purchases which shares were among those classified as to be issued at April 30, 2011.

Pursuant to the terms of five consulting agreements, the Company issued a total of 218,211 shares of common stock valued at $126,406.

The company issued to eight consultants, 196,734 shares of common stock valued at $81,153.

The Company agreed to issue 8,889 shares of common stock, which were classified as to be issued at April 30, 2012, valued at $10,000, for purchase assets.

The Company agreed to issue 21,476 shares of common stock, which were classified as to be issued at April 30, 2012, to an officer of the Company in lieu of salary in the amount of $64,427.

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

The following discussion and analysis should be read in conjunction with the information  set forth in the audited  financial statements for the years ended April 30, 2012 and April 30, 2011 and footnotes found in the Company's Annual Report on Form 10-K.

The Company did not qualify for segment reporting in prior years. The Company reports financial results for the following operating business segments:

Information Technology Segment (“IT”)

The operations of our IS Segment are contained within our Specialty Reports, Inc. (“SRI”) subsidiary.  SRI currently has four product offerings which are divided into two groups: the mobile applications group and the vehicle history report group.

The mobile applications group is currently marketing two mobile app products: Specialty Mobile Apps (“SMA”) and iMobile Apps (“iMA”). SMA is a customizable modular mobile application engine developed for powersports and automobile dealers. iMA which, while similar to the SMA platform, is designed for multi-industry use and for both the “build it yourself” market as well as semi- and fully-customized applications. Typical markets for the iMA platform are: Restaurants, Hotels, Medical & Dental Practices, Real Estate Agencies, and Attorneys.

The vehicle history report group is currently marketing: Cyclechex Motorcycle History Reports©, RVchecks™ RV History Reports, and CarVinReport Car History Reports. These reports contain extremely valuable information for consumers, dealers, insurers, auction houses, and lenders, about a vehicle’s history.

This segment’s net revenues in fiscal 2012 were $289,628, representing 48% of the Company’s consolidated net revenues.

Financial Services Segment (FS”)

This segment has provided consumer financing for the acquisition or leasing of new and used 550cc+ motorcycles, select scooters and utility all-terrain vehicles (ATVs). Through our Municipal Division we continue to offer, on a pass through basis, an equipment leasing product for local and/or state agencies throughout the country.

This segment’s net revenues in fiscal 2012 were $312,204, representing 52% of the Company’s consolidated net revenues.

RESULTS OF OPERATIONS

For the year ended April 30, 2012, our revenues increased approximately 17%. We have continued to incur declining but significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $601,832 in fiscal 2012 compared to revenues of $513,768 in fiscal 2011. Fiscal 2012 revenues were primarily comprised of $105,355 in interest income from Retail Installment Sales Contracts, $135,306 in income from Operating and Finance Leases, $289,628 in revenues from our IT products and $71,543 in other income.

Costs and Expenses

We incurred employee compensation and benefit costs of $1,007,866 for the year ended April 30, 2012 compared with $1,232,747 in fiscal 2011. The decrease is primarily related to reductions in executive salaries.

In connection with placement transactions, we expensed non-cash costs in the form of shares of common stock or warrants of $116,147 and $126,848 for the years ended April 30, 2012 and 2011, respectively. In connection with consulting services, we expensed non-cash costs in the form of shares of common stock or warrants of $207,353 and $297,100 for the years ended April 30, 2012 and 2011, respectively.  These amounts were charged to financing costs. Additionally, during the fiscal year ended April 30, 2012, we expensed $173,105 as the value of employee stock and option based compensation as compared to $103,589 in the prior fiscal year. During the year ended April 30, 2012, we recorded a gain of $126,303 from the change of beneficial discount for convertible note conversion options and amortization of debt discounts to financing costs as compared to a charge of $108,977 in fiscal 2011. Additionally, we recognized a reduction of the derivative liability of warrants and share conversion rights in the amount of $389,574 in fiscal 2012 as compared to a $659,895 liability increase in fiscal 2011. At April 30, 2012 and 2011, accrued preferred dividends of $158,190 and $157,746, respectively, were charged to retained earnings.

We incurred consulting costs of $133,638 for the year ended April 30, 2012, as compared to $133,480 for the year ended April 30, 2011. We incurred legal and accounting fees of $126,782 for the year ended April 30, 2012, as compared to $304,506 for the year ended April 30, 2011. The major reduction was a $163,958 decrease in legal expenses.

We incurred other operating expenses of $471,379 for the year ended April 30, 2012.  Notable expenses in this category are: general office expenses of $17,444; rent of $283,867; travel and entertainment of $16,017; utilities of $54,532; advertising, website and marketing of $88,992; maintenance contracts of $7,168; and taxes of $31,565.

We incurred other operating expenses of $725,725 for the year ended April 30, 2011.  Notable expenses in this category are: general office expenses of $156,164; rent of $330,765; travel and entertainment of $41,172; utilities of $62,075; network expenses of $55,163; advertising and marketing of $45,934; maintenance contracts of $10,431; and taxes of $24,021.

Interest and financing costs for the fiscal year ended April 30, 2012 were $486,242 as compared to $394,384 for the fiscal year ended April 30, 2011. Depreciation and amortization for the fiscal year ended April 30, 2012 was $76,510 as compared to $92,394 for the fiscal year ended April 30, 2011

Net Loss

Our net loss attributable to common stockholders for the year ended April 30, 2012 decreased $1,579,070 (422%) to $2,150,333 from a loss of $3,729,402 for the year ended April 30, 2011. The decrease in net loss attributable to common stockholders was primarily due to: a $88,064 (17%) increase in revenues from $513,768 to $601,832; a $581,202 (21%) decrease in total general and administrative expenses from $2,795,137 to $2,216,436; a $91,852 (23%) increase in interest expense and financing costs from  $394,384 to $486,236; a $10,695 (8%) decrease in non-cash financing costs from  $126,848 to $116,153: a $17,326 (16%) increase in amortization of debt discount to $126,303 as compared to $108,977 last year, a $1,049,470 (159%) decrease in derivative liability expenses from an expense of $659,895 last year to a credit of $389,574 this year; and a $15,884 (17%) decrease in depreciation and amortization to $76,510 from $92,394.

Our net loss per common share (basic and diluted) attributable to common stockholders was $0.28 for the year ended April 30, 2012 and $0.64 for the year ended April 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2012, we had a deficit net worth of $3,446,592. We generated a deficit in cash flow from operations of $1,377,810 for the year ended April 30, 2012. This deficit is primarily attributable to net loss  of $2,030,233 before dividends of $158,190 and non-controlling interest in the net loss of $38,090, adjusted for:  depreciation and amortization of $74,260, equity based compensation of $445,002, stock issued in settlement of accrued interest valued at $95,000, stock based financing costs of $116,147, decreases in derivative liabilities of $389,574, and to changes in the balances of current assets, consisting primarily of a decrease in pre-paid expenses of $128,777, a decrease in purchased portfolio of $24,544, an increase in inventory of $12,759, a decrease in interest receivable of $5,432, and an increase in accounts receivable of $95,963, and current liabilities, consisting primarily of an increase in accounts payable of $154,385. Cash flows provided by investing activities for the year ended April 30, 2012 were $508,775, comprising of $77,913 from a net increase of leased vehicles, and liquidation of Retail Installment Sales Contracts in the amount of $594,782. We met our cash requirements during the period through net proceeds from the issuances of convertible notes of $601,427, we repaid senior loans of $458,349 during the period, and we sold common and preferred stock for net proceeds of $734,310.

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

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our April 30, 2012 and 2011 consolidated financial statements included in this Annual Report states that our historical losses and the lack of revenues raise substantial doubts about our ability to continue as a going concern, due to the losses incurred and lack of significant operations. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

The primary issues management will focus on in the immediate future to address this matter include:

·	seeking additional credit facilities from institutional lenders;
·	seeking institutional investors for equity investments in our company; and
·	initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis.

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

Number of Employees

From our inception through the period ended April 30, 2012, we have relied on the services of outside consultants for services and currently have eleven full-time employees.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sparta Commercial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Sparta Commercial Services, Inc., as of April 30, 2012 and 2011, and the related consolidated statements of losses, deficit and cash flows for each of the two years in the period ended April 30, 2012. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sparta Commercial Services, Inc. at April 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note R to the accompanying consolidated financial statements, the company has suffered recurring losses from operations that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note R. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ R B S M LLP

New York, New York
August 14, 2012

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	April 30, 2012	April 30, 2011

ASSETS
Cash and cash equivalents	$19,138	$10,786
RISC loan receivables, net of reserve of $15,276 and $45,015, respectively (NOTE D)	290,235	855,278
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $120,151 and $217,885, respectively, and loss reserve of $10,498 and $9,650 , respectively (NOTE B)	243,284	231,564
Interest receivable	3,807	9,239
Purchased portfolio (NOTE G)	-	24,544
Accounts receivable	162,350	66,387
Inventory (NOTE C)	25,885	13,126
Property and equipment, net of accumulated depreciation and amortization of $187,842 and $176,677, respectively (NOTE E)	21,499	14,570
Deferred expenses	-	138,405
Goodwill	10,000	10,000
Restricted cash	54,937	64,686
Other assets	9,628	-
Deposits	48,967	48,967
Total assets	$889,730	$1,487,553

LIABILITIES AND DEFICIT

Liabilities:

Accounts payable and accrued expenses	$1,267,160	$1,133,721
Senior secured notes payable (NOTE F)	516,012	974,362
Notes payable net of beneficial conversion feature of $33,979 and $52,272, respectively (NOTE G)	1,791,692	1,377,065
Loans payable-related parties (NOTE H)	386,760	386,760
Other liabilities	-	75,409
Derivative liabilities	374,697	484,301
Deferred revenue	-	2,250
Total liabilities	4,336,321	4,433,868

Deficit:
Preferred Stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred Stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 157 shares issued and outstanding, respectively	1,570	-
Preferred Stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 740,000,000 shares authorized, 8,668,123 and 6,388,168 shares issued and outstanding, respectively	8,668	6,388
Common stock to be issued, 1,125,099, and 985,324 respectively	1,125	985
Preferred Stock B to be issued, 41.09 and 25.34 shares, respectively	-	-

Additional paid-in-capital	35,209,835	33,976,134
Subscriptions receivable, preferred stock, Series B	(2,118,309)	(2,118,309)
Accumulated deficit	(37,265,135)	(35,114,802)
Total deficiency in stockholders' equity	(4,149,745)	(3,237,104)
Noncontrolling Interest	703,154	290,789
Total deficit	(3,446,592)	(2,946,315)
Total liabilities and deficit	$889,730	$1,487,553

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF LOSSES

	Year Ended
	April 30,
	2012	2011
Revenue
Rental income, leases	$135,306	$112,465
Interest income, loans	105,355	240,923
Information services	289,628	52,911
Other	71,543	107,468
Total Revenue	601,832	513,768

Operating expenses:
General and administrative	2,216,436	2,795,137
Depreciation and amortization	76,510	92,394
Total operating expenses	2,292,946	2,887,532

Loss from operations	(1,691,114)	(2,373,763)

Other expense:
Interest expense and financing cost, net	486,242	394,384
Non-cash financing costs	116,147	126,848
Amortization of debt discount	126,303	108,977
Change in derivative liability	(389,574)	659,895
Total other expenses	339,119	1,290,104

Net loss	$(2,030,233)	$(3,663,868)

Net Loss attributed to noncontrolling interest	38,090	92,211

Preferred dividend	(158,190)	(157,746)

Net loss attributed to common stockholders	$(2,150,333)	$(3,729,402)

Basic and diluted loss per share	$(0.27)	$(0.63)

Basic and diluted loss per share attributed to common stockholders	$(0.28)	$(0.64)

Weighted average shares outstanding	7,569,609	5,814,636

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF DEFICIT
FOR THE TWO YEARS ENDED APRIL 30, 2012

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Common Stock to be issued		Subscriptions	Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance, April 30, 2010	125	$12,500	157	$1	42,000	$42	5,237,097	$5,237	319,560	$320	$(2,118,309)	$31,881,844	$(31,385,400)	$-	$(1,603,763)
Preferred Dividend	-	-	-	-	-	-	-	-	-	-	-	157,746	-	-	157,746
Beneficial conversion discount	-	-	-	-	-	-	-	-	-	-	-	311,494	-	-	311,494
Reclassification of warrant liability	-	-	-	-	-	-	-	-	-	-	-	25,027	-	-	25,027
Sale of stock	-	-	-	-	-	-	400,871	401	599,093	599	-	703,256	-	-	704,256
Shares issued for financing cost	-	-	-	-	-	-	70,814	71	5,267	5	-	126,852	-	-	126,928
Shares issued for conversion of notes & interest	-	-	-	-	-	-	309,667	309	61,999	62	-	371,523	-	-	371,894
Stock compensation	-	-	-	-	-	-	254,134	254	(595)	(1)	-	299,878	-	-	300,131
Shares issued for accounts payable	-	-	-	-	-	-	17,745	18	-	-	-	(5,023)	-	-	(5,005)
Conversion of Series C preferred stock	-	-	-	-	(42,000)	(42)	97,718	98	-	-	-	(56)	-	-	1
Employee options expense	-	-	-	-	-	-	-	-	-	-	-	103,589	-	-	103,589
Subsidiary's preferred series A issued for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	197,000	197,000
Subsidiary's preferred series B issued for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	165,000	165,000
Subsidiary's common stock issued for purchase of Cyclechex, LLC	-	-	-	-	-	-	-	-	-	-	-	-	-	6,000	6,000
Subsidiary's Preferred B stock to be issued	-	-	-	-	-	-	-	-	-	-	-	-	-	15,000	15,000
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,729,402)	(92,211)	(3,821,613)
Balance April 30, 2011	125	$12,500	157	$1	-	$-	6,388,168	$6,388	985,324	$985	$(2,118,309)	$33,976,134	$(35,114,802)	$290,789	$(2,946,315)
Correction in par value	-	-	-	1,570	-	-	-	-	-	-	-	(1,305)	-	-	265
Cancelled common shares	-	-	-	-	-	-	-	-	(5,431)	(5)	-	-	-	-	-
Preferred dividend to be issued	-	-	-	-	-	-	-	-	-		-	157,393	-	-	157,393
Derivative liability reclassification	-	-	-	-	-	-	-	-	-		-	(171,960)	-	-	(171,960)
Sale of stock	-	-	-	-	-	-	584,191	584	70,468	70	-	283,201	-	-	283,855
Shares issued for financing cost	-	-	-	-	-	-	160,907	161	(3,133)	(3)	-	115,989	-	-	116,147
Shares issued for conversion of notes & interest	-	-	-	-	-	-	1,119,912	1,120	47,506	48	-	395,826	-	-	396,859
Stock compensation	-	-	-	-	-	-	414,945	415	21,476	21	-	271,461	-	-	271,897
Purchase of assets for stock	-	-	-	-	-	-	-	-	8,889	9	-	9,991	-	-	10,000
Employee options expense	-	-	-	-	-	-	-	-	-	-	-	173,105	-	-	173,105
Sale of subsidiary's preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	450,455	450,455
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,150,333)	(38,090)	(2,188,423)
Balance April 30, 2012	125	$12,500	157	$1,570	-	$-	8,668,123	$8,668	$1,125,099	$1,125	$(2,118,309)	35,209,835	$(37,265,135)	$703,154	$(3,446,592)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year end	Year end
	April 30, 2012	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,030,233)	$(3,663,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	74,260	92,394
Allowance for loss reserves	(28,891)	(93,200)
Amortization of debt discount	126,303	230,644
Equity based compensation	445,011	403,720
Stock based finance cost	116,147	126,928
Change in derivative liabilities	(389,574)	538,228
(Increase) decrease in operating assets:
Inventory	(12,759)	1,496
Interest receivable	5,432	17,533
Accounts receivable	(95,963)	17,520
Prepaid expenses and other assets	128,777	(11,773)
Restricted cash	9,749	81,647
Portfolio	24,544	9,015
Increase (decrease) in operating liabilities:
Note issued in settlement of accrued interest	95,000
Accounts payable and accrued expenses	154,385	229,885
Net cash used in operating activities	(1,377,810)	(2,019,830)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net liquidation (purchase) of leased vehicles	(77,913)	79,917
Net liquidation of RISC contracts	594,782	993,180
(Purchase) of equipment	(8,094)	-
Net cash provided by investing activities	508,775	1,073,097
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	283,855	724,086
Sale of subsidiary preferred stock	450,455	377,000
Net payments to senior lender	(458,349)	(1,036,627)
Net proceeds from convertible notes	601,427	878,067
Net loan proceeds from other related parties	-	3,000
Net cash provided by financing activities	877,388	945,526
Net Increase (decrease) in cash	8,353	(1,208)

Unrestricted cash and cash equivalents, beginning of period	10,786	11,994
Unrestricted cash and cash equivalents , end of period	$19,138	$10,786

Cash paid for:
Interest	143,727	211,628
Income taxes	4,408	1,961

Non-Cash Investing and Funding Activities (Note O)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The Company had been in the business as an originator and indirect lender for retail installment loan and lease financing for the purchase or lease of new and used motorcycles (specifically 550cc and higher) and utility-oriented 4-stroke all terrain vehicles (ATVs). The Company continues to offer a leasing program for municipalities. Since May 2010, the Company has concentrated its efforts on developing and marketing vehicle history reports, over the internet, and mobile apps for vehicle dealers and other market segments.

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

The Company purchases Retail Installment Sales Contracts (“RISC”) from motorcycle dealers. The RISCs are secured by liens on the titles to the vehicles. The RISCs are accounted for as loans.  Upon purchase, the RISCs appear on the Company’s balance sheet as RISC loan receivable current and long term. Interest income on these loans is recognized when it is earned. During the fiscal years ended April 30, 2012 and April 30, 2011, the Company did not purchase any Retail Installment Sales Contracts.

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

The Company charges fees to manufacturers and other customers related to creating a private label version of the Company’s financing program including web access, processing credit applications, consumer contracts and other related documents and processes. Fees received are amortized and booked as income over the length of the contract. At April 30, 2012 and 2011, the Company had recorded deferred revenue related to these contracts of $0 and $2,250, respectively.

The Company evaluates its operating and retail installment sales leases on an ongoing basis and has established reserves for losses, based on current and expected future experience.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

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

ASC 740-10, “Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740, there has been no adjustment to the Company’s consolidated financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2012.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  At April 30, 2012, the Company has no items of other comprehensive income.

Segment Information

 The Company adopted ASC 280-10 “Disclosures about Segments of an Enterprise and Related Information”.  ASC 280-10 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in consolidated financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

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
APRIL 30, 2012 AND 2011

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the years ended April 30, 2012 and 2011, the Company incurred advertising costs of $15,780 and $3,283, respectively.

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

On May 18, 2012, the Company’s Board of Directors declared effective a 1 for 75 reverse common stock split. Per share basic and diluted net loss attributable to common stockholders amounted to $0.28 and $0.64 for the years ended April 30, 2012 and 2011, respectively. At April 30, 2012 and 2011, 8,668,123 (including 1,125,099 shares to be issued included on the balance sheet) and 6,388,168 (including 985,324 shares to be issued disclosed on the balance sheet)  potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or applications to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

NOTE B - MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at April 30, 2012 and 2011 consist of the following:

	2012	2011
Motorcycles and other vehicles	$373,933	$459,099
Less: accumulated depreciation	(120,151)	(217,885)
Motorcycles and other vehicles, net of accumulated depreciation	253,782	241,214
Less: estimated reserve for residual values	(10,498)	(9,650)
Motorcycles and other vehicles under operating leases, net	$243,284	$231,564

At April 30, 2012, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the years ended April 30, 2012 and 2011 was $65,345 and $60,216. respectively. All of the assets are pledged as collateral for the note described in Note F.

The following is a schedule by years of minimum future rentals (excluding residual values of $169,316) on non-cancelable operating leases as of April 30, 2012:

Year ending April 30,
2013	$60,053
2014	37,125
2015	3,713
2016	1,579
Total	$102,470

NOTE C - INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At April 30, 2012 and 2011, the Company had repossessed vehicles which are held for resale totaling $25,885 and $13,126, respectively.

NOTE D – RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried net of reserves, were $290,235 and $855,278 at April 30, 2012 and 2011, respectively.  As of April 30, 2012 and 2011, the Company had deficiency receivables of $21,513 and $15,320, respectively. At April 30, 2012 and 2011, the reserve for doubtful RISC loan receivables was $15,276 and $45,015, respectively.

The following is a schedule by years of future payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note F.

Year ending April 30,
2013	$270,378
2014	29,466
2015	5,667
2016	-
Total Due	$305,511

The Company considers the portfolio of retail (RISC) loan receivables to be homogenous and consist of a single segment and class.  Consequently the Company analyzes credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

We consider an RISC contract delinquent when an obligor fails to make a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The following table summarizes the delinquency status of finance receivables as of April 30, 2012 and April 30, 2011:

	April 30,	April 30,
	2012	2011

Current	$273,204	$801,953
31-60 days past due	1,680	37,854
61-90 days past due	3,628	22,394
91-120 days past due	5,486	22,773
	283,998	884,974
Paying deficiency receivables*	21,513	15,320
	$305,511	$900,294

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

RISC receivables totaling $22,065 and $45,854 at April 30, 2012 and April 30, 2011, respectively, have been placed on non-accrual status because of their bankruptcy status.

The following table presents a summary of the activity for the allowance for credit losses, for the fiscal years ended April 30, 2012 and April 30, 2011, respectively:

	April 30,	April 30,
	2012	2011

Balance at beginning of year	$45,015	$132,000
Provision for credit losses	32,922	9,179
Charge-offs	(62,661)	(96,164)
Recoveries*	-	-
Balance at end of period	$15,276	$45,015

* Recoveries are credited to deficiency receivables

Excluded from RISC receivables are contracts that were previously classified as RISC receivables but were reclassified as inventory because we have repossessed the vehicles securing the RISC Contracts.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is included in the allowance for credit losses:

	April 30,	April 30,
	2012	2011

Gross balance of repossessions in inventory	$31,833	$14,138
Allowance for losses on repossessed inventory	(5,948)	(1,012)
Net repossessed inventory	$25,885	$13,126

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

NOTE E - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2012 and 2011 consist of the followings:

	2012	2011
Computer equipment, software and furniture	$209,341	$191,247
Less: accumulated depreciation	(187,842)	(176,677)
Net property and equipment	$21,499	$14,570

Depreciation expense related to property and equipment was $11,166 and $12,853 for the years ended April 30, 2012 and 2011, respectively.

NOTE F - SENIOR SECURED NOTES PAYABLE

	2012	2011
Senior secured institutional lender (a)	$288,815	$934,355
Secured, subordinated individual lender (a)	208,561	-
Secured, subordinated individual lender (b)	18,636	40,007
Total	$516,012	$974,362

(a)
The Company finances certain of its leases through two third parties. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at April 30, 2012 is 12.29%.

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

The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 which was extended to May 1, 2012, and has granted the note holder a security interest in the Purchased Portfolio. On January 31, 2012, the holder converted $50,000 of the outstanding balance of the Note into 60,606 shares of the Company’s restricted common stock. The note, which had an outstanding balance of $18,636 at April 30, 2012, has been extended to October 13, 2013.

At April 30, 2012, the notes payable mature as follows:

Year ended April 30,	Amount
2013	$359,819
2014	134,868
2015	21,325
2015	-
2016	-
Total Due	$516,012

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

NOTE G – NOTES PAYABLE

Notes Payable	April 30, 2012	April 30, 2011
Convertible notes	$-	$839,938
Notes payable	-	60,000
Bridge loans	-	206,000
Collateralized note	-	220,000
Convertible note	-	103,399
Notes convertible at holder’s option (a)	1,385,671	-
Notes convertible at Company’s option (b)	25,000	-
Notes with interest only convertible at Company’s option (c)	360,000	-
Non convertible notes payable (d)	55,000	-
Subtotal	1,825,671	1,429,337
Less, Debt discount	(33,979)	(52,272)
Total	$1,791,692	$1,377,065

During the year ended April 30, 2012, the Company renegotiated the terms and conditions of the majority of its notes outstanding and has reclassified and consolidated those notes as indicated in the above table.

(a)
Notes convertible at holder’s option consists of: (i) a $995,105, 8% note due April 30, 2012, convertible at the holder’s option at $0.495 per share;  (ii) a $37,500, 8% note due December 27, 2012, convertible at the note holder’s option at a variable conversion price such that during the period during which the notes are outstanding, with one note convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”. The Company has reserved up to 991,961 shares of its common stock for conversion pursuant to the terms of the note.  In the event the note is  not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full; (iii)  a $103,399, 12% note due August 31, 2012, convertible at the holder’s option at $3.75 per share, the Company is paying 1,334 monthly penalty shares until the note is paid in full on this  note which had been past due; (iv) a $25,167, 15% note due September 27, 2014 and convertible at the holder’s option at $6.44 per share. This note is being amortized over the 36 month term of the note with monthly principal and interest payments of $1,040, this note was issued during the current fiscal year and $4,833 of the note was amortized during the current fiscal year; (v) seven notes aggregating $118,250, all due October 30, 2013 with interest ranging from 15% to 20%, the Company is paying 667 monthly penalty shares until the note is paid in full on one  $25,000 note which had been past due, all of the notes are convertible at the holder’s option at $0.375 per share; and (vi) three notes aggregating $106,250, all due October 30, 2013 with interest ranging from 20% to 25%, all of the notes are convertible at the holder’s option at $0.375 per share.

(b)
Convertible at Company’s option consists of one $25,000. 10% note due June 30, 2012 and convertible at the Company’s option at $0.6435 per share. Subsequent to April 30, 2012, this note and accrued interest thereon was paid in full.

(c)
Notes with interest only convertible at Company’s option consist of: (i) two 22% notes in the amounts of $10,000 due October 31, 2012, $10,000 due August 30, 2012 and $25,000 due May 1, 2011. The Company is in discussion with this latter note holder to extend the due date of the note and is paying the note holder 3,334 shares per month until the note is paid or renegotiated. Twenty-six thousand six hundred and sixty-seven shares were issued during the current fiscal year and thirteen thousand three hundred and thirty-four shares were issued in the prior fiscal year. Interest is payable at the Company’s option in cash or in shares at the rate of $1.50 per share. (ii) a $315,000, 12.462% note due April 30, 2013. Interest is payable quarterly with a minimum or $600 in cash with the balance payable in cash or stock at the Company’s option  as calculated as the volume weighted average price of the Company’s common stock for the ten day trading period immediately preceding the last day of each three month period.

(d)
Non convertible notes consist of two notes due October 31, 2012. One note in the amount of $30,000 bears no interest; the Company has agreed to pay 2,667 monthly penalty shares until the note is paid in full on this note which had been past due. The other note is a 10% in the amount of $25,000. Company is paying 10,667 monthly penalty shares until the note is paid in full on this note which had been past due. Forty-two thousand six hundred and sixty-seven shares were issued during the current fiscal year; no shares were issued in the prior fiscal year. Subsequent to April 30, 2012, this latter note and accrued interest thereon were converted to 38,081 shares of common stock.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

NOTE H - LOANS PAYABLE TO RELATED PARTIES

The Company has outstanding, non-interest baring notes totaling $373,000 to a Director and $13,760 to an officer and Director.

At April 30, 2012 and 2011, included in accounts receivable, are $10,189 and $10,189, respectively, due from American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer, for the purchase of motorcycles.

NOTE I - EQUITY INSTRUMENTS

On May 18th, 2012, the Company’s Board of Directors declared effective a one for seventy-five reverse common stock split. All per share amounts in these consolidated financial statements and accompanying notes have been retroactively adjusted to the earliest period presented for the effect of this reverse stock split.

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value per share, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value and 740,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of April 30, 2012 and April 30, 2011, respectively.  The Company had 157 and 157 shares of Series B preferred stock issued and outstanding as of April 30, 2012 and April 30, 2011 and 41.09 and 25.34 shares to be issued in lieu of cash dividends on the Series B shares, respectively.  The Company had 0 and 0 shares of Series C preferred stock issued and outstanding as of April 30, 2012 and April 30, 2011, respectively.  The Company had 8,668,123 and 6,388,168 shares of common stock issued and outstanding and shares committed to be issued of 1,125,099 and 985,324 as of April 30, 2012 and April 30, 2011, respectively.

Preferred Stock Series A.

The Series A preferred stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi-annually in arrears, and is convertible into shares of common stock at the rate of one preferred share into 8.55 shares of common stock.  There were no transactions of the Series A Preferred Stock during the year ended April 30, 2012.

Preferred Stock Series B

On July 24, 2009, the Company designated 1,000 shares as Series B Preferred Stock.  The Series B Preferred Stock, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to the Company’s common stock and any other class or series of preferred stock, and junior to all of the Company’s existing and future indebtedness.  The Series B Preferred Stock accrues dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B Preferred Stock.  The Company’s common stock may not be redeemed while shares of Series B Preferred Stock are outstanding.  The Series B Preferred Stock certificate of designations provides that, without the approval of a majority of the shares of Series B Preferred Stock, the Company cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B Preferred Stock, liquidate, dissolve or wind-up the Company’s business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock.  The Series B Preferred Stock have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of the Company’s business.  The shares of Series B Preferred Stock are redeemable at the Company’s option on or after the fifth anniversary of the date of its issuance.  There were no transactions of the Series B Preferred Stock during the year ended April 30, 2012. As of April 30, 2012, the Company has accrued 41.09 shares of Series B Preferred Stock to be paid in lieu of a 10% cash dividend.

Preferred Stock Series C

In November 2009, the Company authorized a new series of 200,000 shares of preferred stock designated as Series C Convertible Preferred Stock, each share having a par value of $0.001 per share.  The Series C Preferred Stock shall, upon liquidation, winding-up or dissolution, rank: (a) senior to the Company's common stock and any other class or series of preferred stock of the Company which by their terms are junior to the Series C Preferred Stock (collectively, together with any warrants, rights, calls or options exercisable for or convertible into such Preferred Stock, the “Junior Shares”); (b) junior to all existing and future indebtedness of the Company; and (c) junior to the Company's Series A and Series B Preferred Stock.  The Series C Preferred Stock is not entitled to receive any dividends, has a liquidation value of $10.00 per share, redeemable at the Company’s option at $10.00 per share, and is convertible at the option of the holder into shares of common stock as follows: the number of such shares of common stock to be received for each share of Series C Preferred Stock so converted shall be determined by (A) dividing the number of shares of Series C Preferred Stock to be converted by the weighted average closing price per share of the Company's common stock for the ten (10) trading days immediately preceding the date on which the Company agrees to issue shares of Series C Preferred Stock to such holder multiplied by (B) the Series C liquidation value. There were 0 and 0 shares issued and outstanding at April 30, 2012 and 2011, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

Common Stock

During the fiscal years ended April 30, 2012 and 2011, the Company expensed $445,011 and $403,720, respectively, for non-cash charges related to stock and option compensation expense.

During the fiscal year ended April 30, 2012, the Company:

•
Issued to four note holders 1,050,384 shares of common stock upon conversion of $293,365 of notes, plus accrued interest thereon. Issued to one investor 67,740 shares of common stock upon conversion of $56,530 of accrued interest on various of the Company’s notes.

•	Issued 69,528 shares for note and accrued interest conversion which were booked as shares to be issued in the prior fiscal year.

•	Sold 654,659 shares of its restricted common stock to ten accredited investors for an aggregate purchase price of $283,855. 70,468 of the shares were classified as to be issued at April 30, 2012.

•	Issued 165,858 shares for common stock purchases which were booked as shares to be issued in the prior year

•	Pursuant to the terms of five consulting agreements, the Company issued a total of 218,211 shares of common stock valued at $126,406.

•	The Company issued to eight consultants, 196,734shares of common stock valued at $81,153.

•	Agreed to issue 8,889 shares of common stock which were classified as to be issued at April 30, 2012, valued at $10,000, for purchase assets.

•	Agreed to issue 21,476 shares of common stock which were classified as to be issued at April 30, 2012, to an officer of the Company in lieu of salary in the amount of $64,427.

•
The Company’s subsidiary, Specialty Reports, Inc. (“SRI”) sold 2.49 shares of its Series A Preferred stock to one accredited investor for $12,455.  The Series A Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 2,632 shares of Specialty Reports, Inc common stock, or 3,704 shares of Sparta Commercial Services common stock. SRI sold 63.6 shares of its Series B Preferred stock to twenty accredited investors for $328,000.   The Series B Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by SRI at any time after one year. Each share is convertible at the holder’s option at any time into either 2,222 shares of SRI common stock, or 2,667 shares of Sparta Commercial Services common stock. SRI sold 22 shares of its Series C Preferred stock to twenty accredited investors for $110,000.   The Series C Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by SRI at any time after one year. Each share is convertible at the holder’s option at any time into either 1,000 shares of SRI common stock, or 2,000 shares of Sparta Commercial Services common stock. Additionally, during the fiscal year ended April 30, 2012, SRI’s minority common stock holder returned 140,000 shares of common stock to SRI.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

NOTE J – NONCONTROLLING INTEREST

For the fiscal years ended April 30, 2012 and April 30, 2011, the noncontrolling interest is summarized as follows:

Amount
Balance at May 1, 2010	$-
Issuance of Series A Preferred Stock	197,000
Issuance of Series B Preferred Stock	165,000
Series B Preferred Stock to be issued	15,000
Issuance of SRI Common stock for purchase of Cyclechex, LLC	6,000
Noncontrolling interest’s share of losses	(92,211)
Balance at April 30, 2011	$290,789
Issuance of Series A Preferred Stock	12,455
Issuance of Series B Preferred Stock	328,000
Issuance of Series C Preferred Stock	110,000
Noncontrolling interest’s share of losses	(38,090)
$703,154

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

The table below summarizes the fair values of our financial liabilities that are required to be carried on a recurring basis as of April 30, 2012:

	Fair Value at	Fair Value Measurement Using
	April 30,
	2012	Level 1	Level 2	Level 3
Derivative liability	$374,697	-	-	$374,697

	$374,697	-	-	$374,697

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

NOTE L – BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

The Company’s reportable operating segments are strategic businesses differentiated by the nature of their products, activities and customers and are described as follow:

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

Specialty Reports, Inc. (SRI), the Company’s Information Technology segment, is engaged in the developing and marketing over the internet of vehicle history reports for use by buyers and sellers of motorcycles, recreational vehicles (RV) and automobiles. Additionally, SRI develops custom and semi-custom mobile applications (mobile apps) for motorcycle , RV, and automotive dealers branded as Specialty Mobile Apps, and mobile apps for other markets under the iMobile App brand.

Sparta Commercial Services, (SCS), the Company’s Financial Services segment, is engaged in the marketing and financing, on a pass through basis, of vehicle and equipment leases for municipalities.  Prior to 2010, SCS had been actively engaged in consumer financing of motorcycles.

The measurement of losses and assets of the reportable segments is based on the same accounting principles applied in the consolidated financial statements.

	Fiscal Year ended April 30,
	2012	2011
Revenues:
SRI	289,628	52,911
SCS	312,204	460,857
Total Revenue	$601,832	$513,768

Gross Profit:
SRI	(193,315)	(52,836)
SCS	n/a	n/a
Total Gross Profit	$(193,315)	$(52,836)

Operating (loss):
SRI	(113,668)	(180,213)
SCS	(1,577,446)	(2,193,550)
Total Operating (loss)	$(1,691,114)	$(2,373,763)

Interest Income:
SRI	-	-
SCS	273,639	378,385
Total interest income	$273,639	$378,385

Interest Expense:
SRI	-	-
SCS	486,242	394,384
Total interest expense	$486,242	$394,384

Assets:
SRI	161,874	136,414
SCS	727,856	1,351,139
Total assets	$889,730	$1,487,553

Capital expenditures:
SRI	-	-
SCS	8,094	-
Total capital expenditures	$8,094	$-

Operating Expenses:
SRI	306,984	133,049
SCS	1,909,452	2,662,088
Total operating expenses	$2,216,436	$2,795,137

Depreciation and Amortization:
SRI	-	-
SCS	76,510	92,394
Total depreciation and amortization	$76,510	$92,394

All of the Company's assets as of April 30, 2012 and 2011were attributable to U.S. operations.
SRI commenced operations in May 2010 and is 90% owned by the Company.

There is no significant geographical concentration of the Company’s revenues within the United States. The Company’s revenues from outside of the United States are less than one percent.

NOTE M - INCOME TAXES

At April 30, 2012 and 2011, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $26,091,552 and $27,911,415, respectively, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Also, due to change in the control after reverse acquisition of Sparta Commercial Services, Inc., the Company's past accumulated losses to be carried forward may be limited.

Components of deferred tax assets as of April 30, 2012 and 2011 are as follows:

	April 30,
	2012	2011
Noncurrent:
Net operating loss carry forward	$7,305,634	$7,815,196
Valuation allowance	(7.305,634)	(7,815,196)
Net deferred tax asset	$-	$-

The valuation allowance and decreased by $509,562 and increased by $1,007,218 during the years ended April 30, 2012 and 2011, respectively.

NOTE N - STOCK OPTIONS AND WARRANTS

Options:

On April 29, 2005, the Company issued to the Chief Operating Officer non qualified stock options to purchase 11,667 shares of the Company's common stock, subject to vesting conditions, at an exercise price of $45.375 per share. The options have a five year life from vesting. A total of 7,000 of these options expired in fiscal 2011 and 2012.

During December 2005, the Company granted options to purchase an aggregate of 2,134 shares of common stock to two employees. The options have been valued at $75,795 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 177%, (3) risk-free interest rate of 4.38%, and (4) expected life of 3 years. The options were exercisable for ten years at an exercise price of $44.25, subject to vesting over a 38 month period.  The options earlier terminated in fiscal 2011 in connection with separation from employment.

During the year ended April 30, 2007, the Company granted options to purchase an aggregate of 60,000 shares of common stock to one employee and one Director.  53,334 of the options are exercisable at a price of $14.355 per share and 6,666 are exercisable at $9.00 per share. At grant date, 13,334 options vested immediately. The vested and unvested options were initially valued at $636,433 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 131%; (3) risk-free interest rate of 5.04% and 5.24%, vest over a 36 month period and expire if unexercised in five years. 13,334 of these options have expired in fiscal 2012.

During the year ended April 30, 2008, the Company granted options to purchase an aggregate of 15,600 shares of common stock to thirteen employees exercisable at $7.50 per share. As a result of separation from employment, a total of 11,600 unexercised options were cancelled in fiscal 2008 and 2009. The remaining vested and unvested options had an initial value of $23,019 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 143%; (3) risk-free interest rate of 4.76%, vest over a 48 month period and expire if unexercised in ten years.

During the year ended April 30, 2011, the Company issued stock options, exercisable at $1.875 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2012, and 40% on May 12, 2012, to the following officers and directors:  Anthony Havens, 88,967 options; Kristian Srb, 32,867 options; Richard Trotter, 53,550 options; Jeffrey Bean, 12,750 options; Anthony Adler, 53,267 options; and Sandra Ahman, 41,934 options.  The vested and unvested options were initially valued at $409,790 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 271; (3) risk-free interest rate of 0.89%, vest over a 36 month period and expire if unexercised in five years. $81,958 and $163,322 of the initial value were charged to expense in fiscal 2011 and 2012, respectively.

During the year ended April 30, 2011, the Company issued to four employees under the Company’s 2005 Stock Incentive Compensation Plan options to purchase a total of 28,667 shares of common stock at $1.65 per share until December 1, 2018, subject to vesting at the rate of 40% on the grant date, 20% on December 1, 2012, 20% on December 1, 2012 and 20% on December 1, 2013. As of April 30, 2012, the vested and unvested options were initially valued at $42,961 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 250; (3) risk-free interest rate of 2.33%, vest over a 48 month period and expire if unexercised in ten years.  $19,333 and $8,592 of the initial value were charged to expense in fiscal 2011 and 2012, respectively.

During the year ended April 30, 2012, the Company issued to two directors, 13,334, five year options each. The options are exercisable at $0.60 per share and have been valued at $5,955 each using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 227%; (3) risk-free interest rate of 0.41%, vest over a 36 month period and expire if unexercised in five years. The Company charged $1,191 to expenses during the year.

The following table summarizes common stock options issued to officers, directors and employees outstanding and the related exercise price.

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
394,000	2.99	$3.75	247,864	$5.25

Transactions involving stock options issued to officers, directors and employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2010	73,334	$17.25
Granted	312,000	1.875
Exercised	-	-
Canceled or expired	(2,334)	(45.375)
Outstanding at April 30, 2011	383,000	$4.50
Granted	26,667	0.60 -
Exercised	-	-
Canceled or expired	(15,667)	(20.25)
Outstanding at April 30, 2012	394,000	$3.75

The weighted-average fair value of stock options granted during the years ended April 30, 2012 and 2011 was $0.60 and $1.50, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant Assumptions (weighted average):	2012	2011
Risk free interest rate at grant date:	0.41%	1.023%
Expected stock price volatility	227%	252%
Expected dividend payout	0	0
Expected options life in years(a)	3.00	2.91

(a) The expected option life is based on vested dates. The Company expensed $173,105 and $103,589 in the fiscal years ending April 30, 2011 and 2012, respectively, as the value of options issued to directors, officers and employees.

Warrants:

During the year ended April 30, 2009, the Company issued warrants to purchase an aggregate of 3,334 shares of common stock to a consultant. The warrants have been valued at $17,423 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 248%, (3) risk-free interest rate of 1.72%, and (4) expected life of 5 years. The warrants have an exercise price of $3.75 and are fully vested.

During the year ended April 30, 2009, the Company issued warrants to purchase an aggregate of 9,260 shares of common stock to one accredited investor in connection with the sale of a convertible note. The warrants have been valued at $40,811 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 285%, (3) risk-free interest rate of 1.27%, and (4) expected life of 3 years. The warrants have an exercise price of $11.25 and are fully vested. These warrants expired in April 2012.

During the year ended April 30, 2009, the Company issued warrants to purchase an aggregate of 2,667 shares of common stock to two individuals in connection with their services to the Company. The warrants have been valued at $5,979 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 268%, (3) risk-free interest rate of 1.41%, and (4) expected life of 5 years. The warrants have an exercise price of $11.25 and are fully vested.

During the year ended April 30, 2010, the Company issued warrants to purchase an aggregate of 6,667 shares of common stock to a consultant. The warrants have been valued at $24,339 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 261%, (3) risk-free interest rate of 1.44%, and (4) expected life of 3 years. The warrants have an exercise price of $3.75 and are fully vested.

During the year ended April 30, 2010, in connection with the sale of short term notes, the Company issued three year warrants to purchase 66,044 shares of its common stock at $11.25 per share. The warrants have been valued at $346,726 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 281%, (3) risk-free interest rate of 1.42%, and (4) expected life of 3 years.

During the year ended April 30, 2010, in connection with the sale of common stock, the Company issued three year warrants to purchase 18,799 shares of its common stock at $11.25per share and three year warrants to purchase 134,978 shares of its common stock at $5.25 per share.

During the year ended April 30, 2011, in connection with the sale of common stock, the Company issued three year warrants to purchase 172,991 shares of its common stock at $5.25 per share, to six accredited investors. The warrants have been valued at $340,521 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility ranging from 280 to 395, (3) risk-free interest rate ranging from 1.05% to 1.51%, and (4) expected life of 3 years.

During the year ended April 30, 2011, the Company issued five warrants to purchase an aggregate of 23,978 shares of common stock to a consultant. The warrants have been valued at $105,235 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility ranging from 150 to 402, (3) risk-free interest rate ranging from 1.64 % to 1.95%, and (4) expected life of 5 years. The warrants have an exercise price of $3.75 and are fully vested. $26,368 was charged to expenses in fiscal 2011 and $3,863 was credited to expenses in fiscal 2012 as a result of revaluation of the warrants during the year.

During the year ended April 30, 2012, the Company issued four warrants to purchase an aggregate of 43,641 shares of common stock to a consultant. The warrants have been valued at $33,006 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility ranging from 208 to 378, (3) risk-free interest rate ranging from 0.82 % to 1.68%, and (4) expected life of 5 years. The warrants have exercise prices of ranging from $0.60 to $1.275 and are fully vested. $49,326 was charged to expenses during fiscal 2012 which amount includes revaluation of the warrants.

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

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$11.25	84,842	0.17	$11.25	84,842	$11.25
$8.25	3,334	1.05	$8.25	3,334	$8.25
$5.25	307,939	1.20	$5.25	307,939	$5.25
$4.95	6,667	0.51	$4.95	6,667	$4.95
$3.75	21,000	0.66	$3.75	21,000	$3.75
$3.285	21,772	0.76	$3.285	21,772	$3.285
$1.275	25,938	3.74	$1.275	25,938	$1.275
$0.75	21,680	4.38	$0.75	21,680	$0.75
$0.60	20,000	4.92	$0.60	20,000	$0.60
	513,172	1.34	$5.25	513,172	$5.25

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2010	310,590	$7.50
Granted	196,968	4.50
Exercised	-	-
Canceled or expired	(28,741)	(13.50)
Outstanding at April 30, 2011	478,817	5.25
Granted	43,641	0.705
Exercised	-	-
Canceled or expired	(9,286)	(11.25)
Outstanding at April 30, 2012	513,172	$5.25

The weighted-average fair value of stock warrants granted to non-employees during the years ended April 30, 2012 and 2011 was $3.75 and $3.75, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2012	2011
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.061%	1.37%
Expected stock price volatility	300%	332%
Expected dividend payout	-	-
Expected option life-years	3 yrs	3 yrs

The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $49,326 and $105,235 for the years ended April 30, 2012 and 2011, respectively.

The Company's derivative financial instruments consist of embedded derivatives related to the short term Convertible Notes Payable. These embedded derivatives include certain conversion features indexed to the Company's common stock. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related items at their fair values as of the inception date of the Convertible Notes Payable and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity's Own Equity ("ASC 815-40"), as a result of entering into the Convertible Notes Payable, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

NOTE O- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In October 2004, the Company entered into a lease agreement with an unrelated party for office space in New York City from December 1, 2004 through November 30, 2007. This lease was renewed on October 24, 2007 for an additional 5 years, to November 30, 2012. Total lease rental expense for the years ended April 30, 2012 and 2011, $283,867 and $330,765 respectively. The Company has determined not to record deferred rent in order to recognize rent expense over the term of the lease on a straight line basis, as the amount has been determined to be immaterial to the overall consolidated financial statements.

Commitment for the remaining rent through November 2012 is $184,974 s under non-cancelable leases including contractual charge for water and sprinkler. The Company is currently seeking new office space which we reasonably believe we will be able to locate and successfully negotiate a lease at competitive rates prior to November 2012.

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

NOTE P - NON-CASH FINANCIAL INFORMATION

During the year ended April 30, 2012, the Company:

•	issued four warrants to purchase an aggregate of 43,641 shares of common stock to a consultant valued at $33,006.

•	agreed to issue 8,889 shares of common stock, which were classified as to be issued at April 30, 2012, valued at $10,000, for purchase of assets.

•	issued pursuant to notes and penalty provisions of notes, 143,774 shares of unregistered common stock, valued at $116,153.

During the year ended April 30, 2011, the Company:

•
issued 283,334 stock options to six officers and directors, exercisable at $1.875 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2012, and 40% on May 12, 2012. The vested and unvested options were initially valued at $409,790.

•
issued to four employees under the Company’s 2005 Stock Incentive Compensation Plan options to purchase a total of 28,667 shares of common stock at $1.65 per share until December 1, 2018, subject to vesting at the rate of 40% on the grant date, 20% on December 1, 2012, 20% on December 1, 2012 and 20% on December 1, 2013. The vested and unvested options were initially valued at $42,961.

•
in connection with the sale of common stock, issued three year warrants to purchase 172,991 shares of its common stock at $5.25 per share, to six accredited investors. The warrants have been valued at $340,521.

•	issued five warrants to purchase an aggregate of 23,978 shares of common stock to a consultant. The warrants have been valued at $105,235.

•	issued pursuant to notes and penalty provisions of notes, 76,080 shares of unregistered common stock, valued at $116,788, 5,267 of the shares were classified as shares to be issued.
•
issued to members of its Advisory Council, three consultants, and pursuant to three consulting agreements a total of 254,134 shares of its common stock valued at $279,785, 13,334 of the shares had been accrued in the prior year.

NOTE Q - SUBSEQUENT EVENTS

On May 18, 2012, the Board of Directors declared effective a 1 for 75 reverse split of our common stock, which had been previously approved by a majority of the shareholders.

Subsequent to April 30, 2012 the Company:

•	sold to eleven accredited investors 269,586 shares of restricted common stock for $192,000,

•
sold a $30,000, 15% note convertible note due May 24, 2015, convertible at the holder’s option and amortizing over 36 months at $1,040 per month. On July 12, 2012, this investor agreed to convert the outstanding balances of this note and a similar note issued in September 2011, aggregating $53,042, into 62,403 shares of  common stock,

•
sold a $53,000, 8% note due March 18, 2013, convertible at the note holder’s option at a variable conversion price such that during the period during which the notes are outstanding, with one note convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”. The Company has reserved up to 991,961 shares of its common stock for conversion pursuant to the terms of this and one other note held by this creditor.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full,

•	one $25,000 note plus accrued interest thereon was converted into 38,086 shares,

•	repaid in full one $25,000 note plus accrued interest thereon,

•	Specialty Reports, Inc sold four accredited investors, 11 shares of its Series C Convertible preferred stock for $55,000.

NOTE R- GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the period October 1, 2001 (date of inception) through April 30, 2012, the Company has incurred a cumulative net loss of $37,265,135. During the year ended April 30, 2012, the Company incurred a net loss of $2,150,333.  As of April 30, 2012, the Company’s had a deficit net worth of $3,446,592. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2012.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2012, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

RBSM LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of April 30, 2012.

Changes in Internal Controls

During the fiscal quarter ended April 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

Not applicable.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of August 1, 2012.

Name	Age	Position
Anthony L. Havens	58	Chief Executive Officer, President, and Chairman
Kristian Srb	57	Director
Jeffrey Bean	59	Director
Anthony W. Adler	72	Executive Vice President and Principal Financial Officer
Richard P. Trotter	69	Chief Operating Officer
Sandra L. Ahman	49	Vice President, Secretary and Director

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

Sandra L. Ahman, Vice President, Secretary and Director. On March 1, 2004, Sandra Ahman became Vice President of Operations and Secretary of Sparta, and a Director on June 1, 2004. She served as a Vice President of our predecessor entity, Sparta Commercial Services, LLC since its inception in 2001 until its dissolution in February 2006. From 1994 to 2004, she was Vice President of Operations of American Motorcycle Leasing Corp. Prior to joining American Motorcycle Leasing Corp.; Ms. Ahman was with Chatham Capital Partners, Ltd. Before joining Chatham in 1993, she was Manager, Human Resources for Comart and Aniforms, a sales promotion and marketing agency in New York, where she worked from 1986 to 1993. For the past 15 years, Ms. Ahman has been a volunteer with The Children's Aid Society in New York City, a membership of 500 committed volunteers, serving from 2000 to 2002 as President of its Associates Council, from 2002 to 2005 as Chairman of the Associates Council, and since 2002 as a member of the Advisory Council of their Board of Trustees.

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

Our directors are elected annually to serve for one year and hold office until the next annual meeting of the stockholders and until their successors are elected and qualified. Our Board of Directors may increase the size of the Board of Directors. Any director who fills a position created by the Board of Directors serves until the next annual meeting of the stockholders. Our officers are elected by the Board of Directors at the first meeting after each annual meeting of our stockholders, and hold office until their death, resignation or removal from office.  In seeking candidates for directors, our Board may use their business, professional and personal contacts; accept the recommendations from other Board members, stockholders or management. Candidates recommended by security holders are considered. Current members of the Board are considered for re-election.  The process for evaluating candidates and the manner of evaluation is the same regardless of the category of person recommending the proposed candidate.  The Board considers business experience, mix of skills and other criteria and qualities appropriate for Board membership, including: intelligence, high personal and professional ethics, values, integrity and sound judgment; education; business and professional skills and experience; familiarity with our business and the industry in general; independence from management; ability to devote sufficient time to Board business; commitment to regularly attend and participate in meetings of our Board and its committees; and concern for the long-term interests of the stockholders. While such factors important in evaluating candidates, we do not impose any specific, minimum qualifications for director nominees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta's executive officers, directors, and persons who beneficially own more than ten percent of Sparta's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta's common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person.  Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2012, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended April 30, 2012 ("Named Executive Officers").

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)	Stock Awards ($)(b)	Option Awards ($)(b)(c)	All Other Compensation ($)(d)	Total ($)

Anthony L. Havens	2012	280,000	41,612	0		12,267	333,879
Chief Executive Officer	2011	280,000	89,514	0	128,671	11,005	509,190
Anthony W. Adler	2012	185,000	0	0		0	185,000
Executive Vice President and Principal Financial Officer	2011	185,000	0	0	77,039	0	262,039
Richard P. Trotter	2012	150,000	0	0		0	150,000
Chief Operating Officer	2011	170,833	0	0	77,448	0	248,281

(a)
For Mr. Adler includes accrued; unpaid net salary of $114,651 and $52,609 at year end 2012 and 2011, respectively. For Mr. Trotter, includes accrued; unpaid net salary of $48,723 at year end 2012.  During fiscal 2012, Mr. Trotter agreed to accept 21,476 shares of common stock in lieu of accrued but  unpaid salary in the amount of $64,427 and Mr. Trotter agreed to forgive $100,000 of accrued salary.

(b)
Represents the stock-based compensation recognized in accordance with ASC 718. Stock-based awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of stock-based awards are discussed in Note M to the consolidated financial statements.

(c)
On May 12, 2011, the Company issued stock options to its key executives, exercisable at $1.875 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2012, and 40% on May 12, 2012, of which 88,967 options were issued to Mr. Havens, 53,267 options were issued to Mr. Adler, and 53,550 options were issued to Mr. Trotter.

(d)
This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000. In fiscal 2012, for Mr. Havens, this includes $12,267 for garage and storage rental and $11,005 in garage rental for fiscal 2011.

In general, compensation payable to a Named Executive Officer consists of a base salary, a stock or stock option award, and may also include a cash bonus.  During our 2012 fiscal year, we had in effect a written employment agreement with the Mr. Havens.  Our compensation system has generally not been tied to performance based conditions other than the passage of time.

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

 Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as at April 30, 2012.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Anthony L. Havens (1)	53,380	35,587	1.875	5/12/2015	-	-
Anthony W. Adler (2)	42,667	-	14.355	9/21/2012
Anthony W. Adler (1)	31,960	21,307	1.875	5/12/2015	-	-
Richard P. Trotter (1)	32,130	21,420	1.875	5/12/2015	-	-

Richard P. Trotter (3)	2,334	-	45.375	4/29/2013	-	-
Richard P. Trotter (3)	2,334	-	45.375	4/29/2014	-	-

(1)	Granted pursuant to an option agreement dated May 12, 2011. The options are exercisable, subject to vesting, for a period of five years from the grant date at $1.875 per share.
(2)	Granted pursuant to an option agreement dated September 22, 2006. The options are exercisable for a period of five years from the vesting date at $14.355 per share.
(3)	Granted pursuant to an option agreement dated April 29, 2005.

Compensation of Directors

In fiscal 2012, non-employee directors were compensated for their services in the amounts set forth below.

Name	Fees earned or paid in cash ($)	Stock awards ($)(a)	Option awards ($)(b)	All other compensation ($)	Total ($)
Jeffrey Bean	0	0	5,955	–	5,955
Kristian Srb	0	0	5,955	–	5,955

(a)
Represents the stock-based compensation recognized in accordance with ASC 718. Stock-based awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of stock-based awards are discussed in Note M to the consolidated financial statements.

(b)
On November 22, 2011, the Company issued two stock options, exercisable at $0.60 per share until November 22, 2016, subject to vesting at the rate of 20% on the grant date, 40% on November 22, 2012, and 40% on November 22, 2013, as follows:  13.334 options each to Mr. Bean and to Mr. Srb.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of April 30, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by securities holders	32,667	$2.25	80,667
Equity compensation plans not approved by security holders	847,866	$5.25	81,670
Total	880,533	$5.25	162,336

(a)	For purposes of the table, does not include shares issued and outstanding pursuant neither to the Company’s 2009 Consultant Stock Plan, nor 1,334 shares vested pursuant to a restricted stock grant.
(b)	Calculation excludes shares issued pursuant to stock grants.

Plans in the Shareholder Approved Category

In July 2004, we adopted our 2005 Stock Incentive Compensation Plan.  The plan authorizes our Board of Directors to grant securities, including stock options, to employees, directors and others, in the aggregate amount of 113,334 shares of common stock. Securities issued under the plan may be stock awards, non-qualified options, incentive stock options, or any combination of the foregoing.  In general, stock options granted under the plan have a maximum duration of ten years from the date of the grant and are not transferable. The per share exercise price of any incentive stock option granted under the plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over ten percent or more of our capital stock are granted at 110% of fair market value of the underlying common stock on the date of grant and expire five years after the date of grant. No options may be granted after July 1, 2014.  During the year ended April 30, 2012, no options were granted pursuant to the plan.  As of April 30, 2012, options to purchase 32,667 shares of common stock were outstanding under the plan.

Plans Not in the Shareholder Approved Category

On November 1, 2004, pursuant to an employment agreement with Richard P. Trotter, our Chief Operating Officer, we granted an award of 1,667 shares of our common stock, subject to vesting and subject to continued employment.  As of April 30, 2012, Mr. Trotter was vested with 1,667 shares, of which only 334 shares have been issued to date.

On April 29, 2005, pursuant to an option agreement with Richard Trotter, our Chief Operating Officer, we issued stock options to purchase up to 11,667 shares of our common stock. The stock options are exercisable for five years from the vesting date at $45.375 per share.  The options vested in increments of 2,334 options on each of April 29, 2005, 2006, 2007, 2008, and 2009.  Options to purchase an aggregate of 7,000 shares expired in 2011 and 2012.

On September 22, 2006, pursuant to an option agreement with Anthony W. Adler, our Executive Vice President, we issued stock options to purchase up to 53,334 shares of a common stock, exercisable at $14.355 per share until September 22, 2012. Options to purchase 10,667 shares expired 2012.

On October 23, 2006, pursuant to an option agreement with Jeffrey Bean, one of our directors, we issued stock options to purchase up to 6,667 shares of common stock, exercisable at $9.00 per share until October 23, 2012. Options to purchase 2,667 shares expired 2012.

In July 2007, we entered into a three month consulting agreement with a consulting firm pursuant to which we issued five year warrants to purchase 13,333 shares of common stock exercisable at $3.75 per share.

In October 2007, we entered into a consulting agreement for financial advisory services with an individual pursuant to which we issued five year warrants to purchase 5,000 shares of common stock exercisable at $3.75 per share.

On January 31, 2008, we issued to a consultant pursuant to a placement agency agreement five year warrants to purchase 21,772 shares of common stock exercisable at $3.285 per share.

On May 20, 2008, we entered into a consulting agreement for financial advisory services with a firm pursuant to which we issued five year warrants to purchase 3,334 shares of common stock exercisable at $8.25per share.

On February 27, 2009, we issued to two consultants five year warrants to purchase an aggregate of 2,667 shares of common stock at $3.75 per share.

On November 20, 2009, we entered into a consulting agreement for financial advisory services with a firm pursuant to which we issued three year warrants to purchase 6,667 shares of common stock exercisable at $4.95 per share.

On May 12, 2010, we issued stock options, exercisable at $1.875 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2011, and 40% on May 12, 2012, to the following officers and directors:  Anthony Havens, 88,967 options; Kristian Srb, 32,867 options; Richard Trotter, 53,550 options; Jeffrey Bean, 12,750 options; Anthony Adler, 53,267 options; and Sandra Ahman, 41,934 options.

In the fiscal year ended April 30, 2011, we issued to a consultant five year warrants to purchase a total of 23,978 shares of common stock exercisable at $1.275 per share. On November 22, 2011, we issued stock options, exercisable at $0.60 per share until November 22, 2016, subject to vesting at the rate of 20% on the grant date, 40% on November 22, 2012, and 40% on November 22, 2013, to the following directors:  Kristian Srb, 13,334 options, and Jeffrey Bean, 13,334 options.

In the fiscal year ended April 30, 2012, we issued four warrants to purchase an aggregate of 43,641 shares of common stock to a consultant valued at $33,007.

In May 2009, the Company’s Board of Directors authorized a 2009 Consultant Stock Plan covering  133,334 shares of the Company’s common stock for purposes of compensation of certain consultants. During fiscal 2011, the Company issued 18,699 shares under the plan, and 953 shares were cancelled. As of April 30, 2012, 81,670 shares were available for issuance pursuant to the plan.

Common Stock Ownership

The table below sets forth information regarding the beneficial ownership of our common stock as of April 30, 2012 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

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

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	474,744	5.4
Kristian Srb (2)	485,977	5.6
Jeffrey Bean (3)	30,699	0.4
Anthony W. Adler (4)	153,712	1.8
Richard P. Trotter (5)	123,737	1.4
Sandra L. Ahman (6)	49,678	0.6
Arthur O. Silver Trust (7)	685,634	7.6
11500 King Street
Franklin Park, IL 60131
Glenn A. Little (8)	2,928,626	25.9
P.O. Box 1271
Midland, TX 79702
Entities controlled by John W. Russell (9)	717,642	8.2
116A Main Street
Tiburon, CA 94920
All current directors and named officers as a group (6 in all)	1,318,547	14.6

(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 462 Seventh Ave, 20th Floor, New York, NY 10018.
(1)
Mr. Havens' minor son owns approximately 13,334 shares of common stock in a trust account. Mr. Havens is not the trustee for his son's trust account, and does not have the sole or shared power to vote or direct the vote of such shares.  Mr. Havens disclaims beneficial ownership of such shares held in his son's trust account.

Includes 53,380 vested options, and 35,587 options subject to vesting on May 12, 2012, all exercisable at $1.875 per share until May 12, 2015.
(2)
Includes 834 shares of common stock held by Mr. Srb's minor daughter, for which Mr. Srb may be deemed to have beneficial ownership of such shares. Includes 19,720 vested options, and 13,147 options subject to vesting on May 12, 2012, all exercisable at $1.875 per share until May 12, 2015.  And, 2,667 vested stock options, 5,334 options subject to vesting on November 22, 2012, and 5,334 options subject to vesting on November 22, 2013, all exercisable at $0.60 until November 22, 2016.

(3)
Includes 4,000 vested stock options, exercisable at $9.0 per share until October 23, 2012, and 7,650 vested options, and 5,100 options subject to vesting on May 12, 2012, all exercisable at $1.875 per share until May 12, 2015. And, 2,667 vested stock options, 5,334 options subject to vesting on November 22, 2012, and 5,334 options subject to vesting on November 22, 2013, all exercisable at $0.60 until November 22, 2016.

(4)
Includes 42,667 vested stock options, exercisable at $14.355 per share until September 22, 2012, and 44,445 shares held by The Anthony W. Adler Irrevocable Trust, dated October 1, 2009.  Includes 31,960 vested options, and 21,307 options subject to vesting on May 12, 2012, exercisable at $1.875 per share until May 12, 2015.

(5)
Includes 1,667 vested shares, of which only 334 of such vested shares have been issued to date, 4,667 vested stock options, exercisable at $45.375 per share and expiring at the rate of 2,334 on each of April 29,   2013, and 2014, and 44,445 shares held by The Richard and Kay Trotter Trust Established March 18, 2009. Includes 21,476 shares to be issued to Mr. Trotter in lieu of salary.  Includes 21,420 vested options, and 21,420 options subject to vesting on May 12, 2012, all exercisable at $1.875 per share until May 12, 2015.

(6)	Includes 25,164 vested options, and 16,774 options subject to vesting on May 12, 2012, all exercisable at $1.875 per share until May 12, 2015.
(7)
Includes 33,206 vested warrants exercisable at $11.25 per share, 7,937 expiring May 5, 2012, 16,667 expiring June 4, 2012 and 8,602 expiring July 8, 2012, and 133,918 vested warrants exercisable at $5.25 per share, 26,411 expiring March 24, 2013, 36,248 expiring April 28, 2013, 18,519 expiring June 13, 2013, and 52,740expiring December 30, 2013. Includes 47,734 shares to be issued. Includes 39,502 shares subject to convertible notes held by the Trust which are convertible at the option of the holder and 66,371 shares subject to conversion of convertible preferred shares of Specialty Reports, Inc. held by the Trust and convertible at the option of the holder.

(8)
Includes 542,075 shares to be issued. Includes 2,776 vested warrants exercisable at $11.25 per share until July 24, 2012. Includes 2,079,889 shares subject to conversion of convertible notes held by Mr. Little which are convertible to the option of the holder.

(9)
Includes 40,000 shares to be issued. and 33,3340 vested warrants exercisable at $5.27 per share, 11,112 expiring June 15, 2013 and 22,222 expiring June 21, 2013. Includes 43,556 shares subject to conversion of convertible preferred shares of Specialty Reports, Inc. held by the entities and convertible at the option of the holder

Changes in Control

Other than outstanding convertible securities, we do not have any arrangements that may result in a change in control.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended April 30, 2012 and 2011, we received non-interest bearing demand loans in the aggregate amount of zero and $5,000 respectively, of which zero and $2,000, respectively were repaid from Kristian Srb, one of our directors. As of April 30, 2012, we owed Mr. Srb $373,000.

On October 31, 2008, the Company purchased certain loans secured by a portfolio of all American Motorcycle Leasing Corp's motorcycle leases for a total purchase price of $100,000. At April 30, 2011 and 2012, included in accounts receivable, are $10,189 and $10,189 respectively, due from American Motorcycle Leasing Corp.   From time to time, we have engaged in certain transactions with American Motorcycle Leasing Corp. A director of the Company serves on American Motorcycle Leasing Corp.’s board of directors.  The Company’s Chief Executive Officer was formerly a control person of American Motorcycle Leasing Corp.  Certain of our officers, directors, and employees have worked for American Motorcycle Leasing Corp. and may continue to do so on a limited basis for the near future, and have had equity interests in American Motorcycle Leasing Corp.  While our business plans differ from those of American Motorcycle Leasing Corp., we operate in the same industry as American Motorcycle Leasing Corp. and issues could arise with respect to the taking of corporate opportunities of each other.  Any competition with American Motorcycle Leasing Corp. could adversely affect our business, operating results and financial condition.  Accordingly, we may be subject to legal proceedings and claims, including claims of alleged infringement of the intellectual property, competition, conflict of interest, and other business governance related claims.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by RBSM LLP, our principal independent registered public accounting firm, during the fiscal years ended April 30, 2012 and 2011 were $100,572 and $116,838, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2012 and 2011 were $0.  Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2012 and 2011 were $0. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services our principal independent registered public accounting firm for the fiscal years ended April 30, 2012 and 2011.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm.  All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2012 and 2011 were pre-approved.  The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of audit and non-audit services was compatible with maintaining the auditor's independence.

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           List of documents filed as a part of this report:

(1)         Index to Consolidated Financial Statements

Report of Registered Independent Certified Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2012 and 2011
Consolidated Statements of Losses for the years ended April 30, 2012 and 2011
Consolidated Statement of Deficit for the two years ended April 30, 2012
Consolidated Statements of Cash Flows for the years ended April 30, 2012 and 2011
Notes to Consolidated Financial Statements

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

11	Statement re: computation of per share earnings is hereby incorporated by reference to Part II, Item 8 of this report
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of Form 10-K filed on August 15, 2011)
21.1*	List of Subsidiaries
23.1*	Consent of RBSM LLP
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

Date: August 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President
and Chairman of the Board

Date: August 14, 2012

By:	/s/ Anthony W. Adler
Anthony W. Adler
Executive Vice President, and
Interim Principal Financial Officer

Date: August 14, 2012

By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: August 14, 2012

By:	/s/ Kristian Srb
Kristian Srb
Director

Date: August 14, 2012

By:	/s/ Jeffrey Bean
Jeffrey Bean
Director

Date: August 14, 2012