Form 10-Q
period 2012-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2012-09-19
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

As of September 18, 2012, we had 11,386,182 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2012	April 30, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$32,382	$19,138
RISC loan receivables, net of reserve of $13,539 and $15,276, respectively (NOTE D)	204,094	290,235
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $101,123 and $120,151, respectively, and loss reserve of $11,952 and $10,498, respectively (NOTE B)	202,840	243,284
Interest receivable	3,600	3,807
Accounts receivable	97,365	162,350
Inventory (NOTE C)	37,728	25,885
Property and equipment, net of accumulated depreciation of $190,335 and $187,842, respectively (NOTE E)	19,006	21,499
Goodwill	10,000	10,000
Restricted cash	54,941	54,937
Other assets	19,311	9,628
Deposits	48,967	48,967
Total assets	$730,234	$889,730

LIABILITIES AND DEFICIT

Liabilities:

Accounts payable and accrued expenses	$1,404,937	$1,267,160
Senior secured notes payable (NOTE F)	390,266	516,012
Notes payable net of beneficial conversion feature of $561,149 and $33,979, respectively (NOTE G)	1,242,355	1,791,692
Loans payable-related parties (NOTE H)	393,760	386,760
Derivative liabilities	441,574	374,697
Total liabilities	3,872,892	4,336,321

Deficit:
Preferred Stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 shares issued and outstanding	12,500	12,500
Preferred Stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 shares issued and outstanding	1,570	1,570
Preferred Stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 740,000,000 shares authorized, 9,874,172 and 8,668,123 shares issued and outstanding, respectively	9,874	8,668
Common stock to be issued, 481,670 and 1,125,099, respectively	482	1,125
Preferred Stock B to be issued, 45.05 and 41.09 shares, respectively	-	-

Additional paid-in-capital	36,520,117	35,209,835
Subscriptions receivable, preferred stock, Series B	(2,118,309)	(2,118,309)
Accumulated deficit	(38,327,116)	(37,265,135)
Total deficiency in stockholders' equity	(3,900,882)	(4,149,745)
Noncontrolling Interest	758,224	703,154
Total deficit	(3,142,658)	(3,446,592)
Total liabilities and deficit	$730,234	$889,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011
(UNAUDITED)

	Three Months Ended
	July 31
	2012	2011
Revenue
Rental income, leases	$33,997	$28,359
Interest income, loans	12,012	35,041
Information technology	110,364	69,196
Other	22,711	17,403
	179,082	149,999

Operating expenses:
General and administrative	836,833	575,431
Depreciation and amortization	18,269	17,023
Total operating expenses	855,102	592,454

Loss from operations	(676,020)	(442,455)

Other expense (income):
Interest expense and financing cost, net	98,588	107,255
Non-cash financing costs	44,429	41,715
Amortization of debt discount	174,612	36,111
Loss (gain) on change in fair value of derivative liability	28,498	(293,413)
Total finance related expenses (income)	346,127	(108,333)

Net loss	$(1,022,147)	$(334,122)

Net (income) loss attributed to noncontrolling interest	(70)	8,415

Preferred dividend	(39,764)	(39,764)

Net loss attributed to common stockholders	$(1,061,981)	$(365,471)

Basic and diluted loss per share	$(0.11)	$(0.05)

Basic and diluted loss per share attributed to common stockholders	$(0.12)	$(0.05)

Weighted average shares outstanding	9,093,687	6,764,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
FOR THE THREE MONTHS ENDED JULY 31, 2012
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be issued		Subscriptions	Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance April 30, 2012	125	$12,500	157	$1,570	8,668,123	$8,668	1,125,099	$1,125	$(2,118,309)	$35,209,835	$(37,265,135)	$703,154	$(3,446,592)
Reverse stock split correction					5,000	$5	(1,000)	$(1)		(466)			(462)
Preferred dividend to be issued										39,569			39,569
Derivative liability reclassification										663,403			663,403
Sale of common stock					321,380	321	(139,490)	(139)		135,818			136,000
Common shares issued for financing cost					44,560	45	(8,090)	(8)		44,398			44,435
Common shares issued for conversion of notes & interest					670,910	671	(485,950)	(486)		111,879			112,064
Stock based compensation					155,300	155				149,616			149,771
Purchase of assets by issuing common shares					8,899	9	(8,899)	(9)					-
Employee options expense										166,064			166,064
Sale of subsidiary's preferred stock												55,000	55,000
Preferred dividend declared											(39,764)		(39,764)
Net loss											(1,022,147)	70	(1,022,217)
Balance July 31, 2012	125	$12,500	157	$1,570	9,874,172	$9,874	481,670	$482	$(2,118,309)	$36,520,117	$(38,327,116)	$758,224	$(3,142,658)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011
(UNAUDITED)

	Three Months Ended
	July 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,022,147)	$(334,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,269	41,457
Allowance for loss reserves	(283)	(10,515)
Amortization of debt discount	174,612	36,111
Shares issued for interest	34,022	3,646
Equity based compensation	315,835	60,214
Stock based finance cost	44,435	41,721
Loss (gain) on change in fair value of derivative liabilities	28,498	(293,413)
(Increase) decrease in operating assets:
Inventory	(11,843)	(9,243)
Interest receivable	207	(5,898)
Accounts receivable	64,985	31,518
Other assets	(9,684)	-
Restricted cash	(4)	9,806
Portfolio	-	1,214
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	137,120	40,750
Net cash used in operating activities	(225,977)	(386,171)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net liquidation (purchase) of leased vehicles	23,213	(462)
Net liquidation of RISC contracts	87,878	208,539
Net cash provided by investing activities	111,091	208,077
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	136,000	82,840
Sale of subsidiary preferred stock	55,000	80,000
Net payments to senior lender	(125,746)	(233,518)
Net proceeds from convertible notes	83,000	183,244
Net payments on notes	(27,125)	-
Net loan proceeds from other related parties	7,000	112,766
Net cash provided by financing activities	128,129	225,332
Net increase in cash and cash equivalents	$13,243	$47,238

Unrestricted cash and cash equivalents, beginning of period	$19,138	$10,786
Unrestricted cash and cash equivalents, end of period	$32,382	$58,024

Cash paid during the period for:
Interest	$39,638	$43,913
Income taxes	$330	$-

See Note M for non-cash investing and financing activities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements is as follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2012 and for the three month periods ended July 31, 2012 and 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2012 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Specialty Reports, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Business

Sparta Commercial Services, Inc. (“Sparta” “we,” “us,” or the “Company”), had been in the business as an originator and indirect lender for retail installment loan and lease financing for the purchase or lease of new and used motorcycles (specifically 550cc and higher) and utility-oriented 4-stroke all terrain vehicles (ATVs). The Company continues to offer a leasing program for municipalities. Since May 2010, the Company has concentrated its efforts on developing and marketing vehicle history reports, over the internet, and mobile apps for vehicle dealers and other market segments.

The results of operations for the three months ended July 31, 2012 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2013.

New Accounting Requirements and Disclosures

There were various updates recently issued, most of which represented technical corrections to the accounting literature or applications to specific industries and are not expected to have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

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

The Company purchases Retail Installment Sales Contracts (“RISC”) which are secured by liens on the titles to the vehicles.  The RISCs are accounted for as loans.  Upon purchase, the RISCs appear on the Company’s balance sheet as RISC loan receivable current and long term.  Interest income on these loans is recognized when it is earned.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
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

ASC 740-10, “Accounting for Uncertainty in Income Taxes,” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2012 or the three months ended July 31, 2012.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
(UNAUDITED)

·
Level 1 — Quoted prices for identical instruments in active markets.  Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain securities that are highly liquid and are actively traded in over-the-counter markets.

·
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which all significant inputs and significant value drivers are observable in active markets.

·
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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  At July 31, 2012 and April 30, 2012, the Company has no items of other comprehensive income.

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
JULY 31, 2012
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
Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred.  During the three months ended July 31, 2012 and 2011, the Company incurred $2,000 and $920 in advertising costs, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.12 and $0.05 for the three months ended July 31, 2012 and 2011, respectively.  At July 31, 2012 and 2011, 4,721,308 and 2,530,022 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss attributable to common stockholders of $1,061,981 and $365,471 during the three months ended July 31, 2012 and 2011, respectively.  The Company had a negative net worth of $3,142,658 at July 31, 2012.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
(UNAUDITED)

Reclassifications

Certain reclassifications have been made to conform prior periods’ data to the current presentation.  These reclassifications had no effect on reported losses.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or applications to specific industries and are not expected to have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

NOTE B – MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at July 31, 2012 and April 30, 2012 consist of the following:

	July 31, 2012	April 30, 2012
Motorcycles and other vehicles	$315,915	$373,933
Less: accumulated depreciation	(101,123)	(120,151)
Motorcycles and other vehicles, net of accumulated depreciation	214,792	253,782
Less: estimated reserve for residual values	(11,952)	(10,498)
Motorcycles and other vehicles under operating leases, net	$202,840	$243,284

Depreciation expense for vehicles for the three months ended July 31, 2012 and for the fiscal year ended April 30, 2012 was $15,777 and $65,345, respectively.  Depreciation expense for vehicles for the three months ended July 31, 2011 was $14,028. The following is a schedule by years of future lease payments and residual amounts due related to these leases.  Certain of the leases are pledged as collateral for the note described in Note F.

Year ending July 31,
2013	$70,726
2014	132,344
2015	9,790
2016	1,932
$214,792

NOTE C – INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease.  Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis.  At July 31, 2012, the Company’s inventory of repossessed or returned vehicles valued at market was $37,728, which will be resold.

NOTE D – RETAIL (RISC) LOAN RECEIVABLES

RISC loan receivables, which are carried at cost, were $217,633 and $305,511 at July 31, 2012 and April 30, 2012, respectively, including deficiency receivables of $10,322 and $21,513, respectively.  The following is a schedule by years of future principal payments related to these receivables.  Certain of the assets are pledged as collateral for the note described in Note F.

Year ending July 31,
2013	$205,989
2014	7,315
2015	4,329
$217,633

The Company considers its portfolio of retail (RISC) loan receivables to be homogenous and consist of a single segment and class.  Consequently the Company analyzes credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
(UNAUDITED)

The company considers an RISC contract delinquent when an obligor fails to make a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included.  The following table summarizes the delinquency status of finance receivables as of July 31, 2012 and April 30, 2012:

	July 31, 2012	April 30, 2012
Delinquency Status
Current	$107,406	$273,204
31-60 days past due	70,105	1,680
61-90 days past due	10,343	3,628
91-120 days past due	19,457	5,486
	207,311	283,998
Paying deficiency receivables*	10,322	21,513
	$217,633	$305,511

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

RISC receivables totaling $21,139 and $22,065 at July 31, 2012 and April 30, 2012, respectively, have been placed on non-accrual status because of their bankruptcy status.

The following table presents a summary of the activity for the allowance for credit losses, as of July 31, 2012 and April 30, 2012, respectively:

	July 31, 2012	April 30, 2012
Balance at beginning of year	$15,276	$45,015
Provision for credit losses	502	32,922
Charge-offs	(2,239)	(62,661)
Recoveries*
Balance at end of period	$13,539	$15,276

* Recoveries are credited to deficiency receivables

Excluded from RISC receivables are contracts that were previously classified as RISC receivables but were reclassified as inventory because we have repossessed the vehicles securing the RISC Contracts.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is included in the allowance for credit losses:

	July 31, 2012	April 30, 2012
Gross balance of repossessions in inventory	$37,728	$31,833
Allowance for losses on repossessed inventory	-	(5,948)
Net repossessed inventory	$37,728	$25,885

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
(UNAUDITED)

NOTE E – PROPERTY AND EQUIPMENT

Major classes of property and equipment at July 31, 2012 and April 30, 2012 consist of the followings:

	July 31, 2012	April 30, 2012
Computer equipment, software and furniture	$209,341	$209,341
Less: accumulated depreciation	(190,335)	(187,842)
Net property and equipment	$19,006	$21,499

Depreciation expense for property and equipment was $2,493 and $2,994, respectively for the three months ended July 31, 2012 and 2011, and $11,166 for the year ended April 30, 2012.

NOTE F – PURCHASED PORTFOLIO AND SECURED SENIOR NOTES

	July 31, 2012	April 30, 2012
Senior secured institutional lender (a)	$175,276	$288,815
Secured, subordinated, individual lender (a)	196,354	208,561
Secured, subordinated, individual lender (b)	18,636	18,626
Total	$390,266	$516,012

(a)
The Company finances certain of its leases through a third party.  The repayment terms are generally one year to five years and the notes are secured by the underlying assets.  The weighted average interest rate at July 31, 2012 is 10.48%.

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

The Company is obligated to pay any remainder of the Senior Secured Note by November 1, 2009 and has granted the note holder a security interest in the Purchased Portfolio.  The due date of the note has been extended to October 31, 2013. Once the Company has paid $150,000 to the lender from Purchased Portfolio proceeds, the Company is obligated to pay fifty percent of all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales until the Company and the lender mutually agree the Purchase Portfolio has no remaining proceeds.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
(UNAUDITED)

At July 31, 2012, these notes payable to the three creditors mature as follows:

12 Months Ended July 31,	Amount
2013	$262,633
2014	121,639
2015	5,994
$390,266

NOTE G – NOTES PAYABLE

	July 31, 2012	April 30, 2012
Notes convertible at holder’s option (a)	$1,413,504	$1,385,671
Notes convertible at Company’s option (b)	-	25,000
Notes with interest only convertible at Company’s option (c)	360,000	360,000
Non convertible notes payable (d)	30,000	55,000
Subtotal	1,803,504	1,825,671
Less, Debt discount	(561,149)	(33,979)
Total	$1,242,355	$1,791,692

During the year ended April 30, 2012, the Company renegotiated the terms and conditions of the majority of its notes outstanding and has reclassified and consolidated those notes as indicated in the above table.

(a)
Notes convertible at holder’s option consists of: (i) a $995,105, 8% note due April 30, 2013, convertible at the holder’s option at $0.495 per share;  (ii) a $37,500, 8% note due December 27, 2012, and a $53,000, 8% note due February 18, 2013, both convertible at the note holder’s option at a variable conversion price such that during the period during which the notes are outstanding, with both notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”. The Company has reserved up to 991,961 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are  not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full; (iii)  a $103,399, 12% note due August 31, 2012, convertible at the holder’s option at $3.75 per share, the Company is paying 1,334 monthly penalty shares on this  note, which had been past due and is now current, until the note is paid in full ; (iv) seven notes aggregating $118,250, all due October 30, 2013 with interest ranging from 15% to 20%, the Company is paying 667 monthly penalty shares until the note is paid in full on one  $25,000 note which had been past due, all of the notes are convertible at the holder’s option at $0.375 per share; and (v) three notes aggregating $106,250, all due October 30, 2013 with interest ranging from 20% to 25%, all of the notes are convertible at the holder’s option at $0.375 per share.

(b)	Convertible at Company’s option, this note was paid in full during the quarter.
(c)
Notes with interest only convertible at Company’s option consist of: (i) two 22% notes in the amounts of $10,000 each, due October 31, 2012 and August 30, 2012 respectively, and a $25,000 note due May 1, 2011. The Company is in discussion with this latter note holder to extend the due date of the note and is paying the note holder 3,334 shares per month until the note is paid or renegotiated. Interest is payable on all three notes at the Company’s option in cash or in shares at the rate of $1.50 per share. (ii) a $315,000, 12.462% note due April 30, 2013. Interest is payable quarterly with a minimum or $600 in cash with the balance payable in cash or stock at the Company’s option  as calculated as the volume weighted average price of the Company’s common stock for the ten day trading period immediately preceding the last day of each three month period.

(d)
Non convertible notes consist of a $30,000 note due October 31, 2012 which bears no interest; the Company has agreed to pay 2,667 monthly penalty shares until the note is paid in full on this note which had been past due.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
(UNAUDITED)

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

NOTE H – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2012, aggregated loans payable, without demand and with no interest, to officers and directors were $393,760.  At July 31, 2012 and April 30, 2012, included in accounts receivable, are $10,189, due from American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer.

NOTE I – EQUITY TRANSACTIONS

On May 18, 2012, the Company’s Board of Directors declared effective a one for seventy-five reverse common stock split. All per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively adjusted to the earliest period presented for the effect of this reverse stock split.

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 740,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 shares of Series A preferred stock issued and outstanding as of July 31, 2012 and April 30, 2012.  The Company had 157 shares of Series B preferred stock issued and outstanding as of July 31, 2012 and April 30, 2012.  The Company had nil shares of Series C preferred stock issued and outstanding as of July 31, 2012 and April 30, 2012.  The Company has 9,874,172 and 8,668,123 shares of common stock issued and outstanding as of July 31, 2012 and April 30, 2012, respectively.

Preferred Stock, Series A

During the quarter ended July 31, 2012, there were no transactions in Series A Preferred, however, at July 31, 2012, there were $5,478 of accrued dividends payable on the Series A Preferred, compared to the accrual of $5,288 at April 30, 2012.  At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock, Series B

During the quarter ended July 31, 2012, there were no transactions in Series B Preferred Stock, however, at July 31, 2012, there were $39,573 of dividends accrued and re-classed as 3.96 shares of Series B Preferred Stock payable. There were a total of 41.09 shares of Series B Preferred payable at April 30, 2012 representing a total of $410,846 in accrued dividends.

Preferred Stock Series C

There were no shares of Series C Preferred Stock issued and outstanding at July 31, 2012 or at April 31, 2012.

Common Stock

During the three months ended July 31, 2012, the Company expensed $315,835 for non-cash charges related to stock and option compensation expense.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
(UNAUDITED)

During the three months ended July 31, 2012, the Company:

●	issued 837,572 shares of common stock which had been classified as to be issued at April 30, 2012,
●	sold 181,899 shares of common stock to thirteen accredited investors for $136,000, of which 94,637 shares remained to be issued at July 31, 2012,
●	issued 184,960 shares of common stock upon the conversion of $112,064 principal amount of convertible notes and accrued interest thereon, 100,480 of the shares remained to be issued at July 31, 2012.
●	Issued 36,471 shares of common stock valued at $44,435 pursuant to terms of various notes,
●	issued 155,300 shares of common stock valued at $149,771 pursuant to consulting agreements, and
●
the Company’s majority owned subsidiary, Specialty Reports, Inc., sold 11 shares of its Series C Preferred stock to four accredited investors for $55,000. The Series C Preferred stock does not pay a dividend. Each Series C Preferred share has a liquidating value of $5,000 and is redeemable by Specialty Reports, Inc. at any time after one year. Each Series C Preferred share is convertible at the holder’s option at any time into either 1,000 shares of Specialty Reports, Inc. common stock, or 2,000 shares of Sparta Commercial Services, Inc.  common stock.

NOTE J – NONCONTROLLING INTEREST

For the three months ended July 31, 2012, the noncontrolling interest is summarized as follows:

Amount
Balance at April 30, 2012	$703,154
Issuance of Series C Preferred Stock	55,000
Noncontrolling interest’s share of profits	70
Balance at July 31, 2012	$758,224

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

The table below summarizes the fair values of financial liabilities as of July 31, 2012:

		Fair Value Measurement Using
	Fair Value at July 31, 2012	Level 1	Level 2	Level 3
Derivative liabilities	$441,574	-	-	$441,574

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
(UNAUDITED)

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

The measurement of losses and assets of the reportable segments is based on the same accounting principles applied in the unaudited condensed consolidated financial statements.

	Three months ended July 31,
	2012	2011
Revenues:
SRI	$68,718	$80,803
SCS	110,364	69,196
Total Revenue	$179,082	$149,999

Cost of Sales:
SRI	$34,613	$6,000
SCS	n/a	n/a
Total Cost of Sales	$34,613	$6,000
Gross Profit:
SRI	$34,105	$74,803
SCS	110,364	69,196
Total Gross Profit	$144,469	$143,999

All of the Company’s assets as of July 31, 2012 and 2011 were attributable to U.S. operations. SRI commenced operations in May 2010 and is 90% owned by the Company. There is no significant geographical concentration of the Company’s revenues within the United States. The Company’s revenues from outside of the United States are less than one percent.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
(UNAUDITED)

NOTE M – NON-CASH FINANCIAL INFORMATION

During the three months ended July 31, 2012, the Company:

•	Declared preferred dividends of $39,764
•	Classified preferred dividends to be issued of $39,573
•	Classified $701,782 as debt discount on consolidation of notes payable to convertible notes payable
•	Agreed to issue 184,960 shares of common stock upon the conversion of $112,064 principal amount of convertible notes and accrued interest thereon , 100,480 of the shares were unissued at July 31, 2012
•	Issued 36,741 shares of common stock valued at $44,435 pursuant to the terms of the notes
•	Issued 155,300 shares of common stock valued at $149,771 pursuant to consulting agreements

NOTE  N – SUBSEQUENT EVENTS

During August and September 2012, the Company:

●	Issued 6,000 shares of S-8 stock for $5,717 in accounts payable.
●	Issued 118,429 shares of common stock upon the conversion of $93,042 notes and accrued interest thereon.
●	Sold 257,329 shares of common stock to ten accredited investors for $151,000, 39,421 of the shares remained to be issued as of August 31, 2012.
●	Issued 125,425 shares pursuant to the terms of their notes valued at $122,223.
●	Issued 13,334 shares of common stock valued at $12,000 to a consultant.
●
Entered into a $165,000, 5%, convertible note with an institutional lender. The note is subject to a 10% original issue discount (“OID”) in addition to the interest. On closing, the lender advanced an initial $50,000 and may make additional advances in such amounts and at such dates as the lender chooses. Each advance is for a term of twelve months and the Company will pay no interest if the note is repaid within 90 days. The Conversion Price of the note is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Borrower.

●
Issued shares of its common stock to an institution pursuant to an Order for Approval of Stipulation for Settlement of Claims (“Order”) between the Company and the institution in settlement of $313,910 of accounts payable, see Part II Other Information.

NOTE O – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements during the period July 1, 2001 (date of inception) through July 31, 2012, the Company incurred loss of $38,327,116.  Of these losses, $1,061,981 was incurred in the three months ending July 31, 2012.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations.  Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the Company’s efforts will be successful.  However, there can be no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company’s management is actively pursuing additional equity financing through discussions with investment bankers and private investors.  There can be no assurance the Company will be successful in its effort to secure additional equity financing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended April 30, 2012 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended July 31, 2012 to the Three Months Ended July 31, 2011

For the three months ended July 31, 2012 and 2011, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses

Revenues

Revenues totaled $179,082 during the three months ended July 31, 2012 as compared to $149,999 during the three months ended July 31, 2011.  Current period revenue was comprised of $110,364 in information technology revenue, $33,997 in lease revenue, $12,012 in interest income from RISC loans, and $22,711 in other income.  Prior period revenue was comprised of $69,196 in information technology revenue, $28,359 in lease revenue, $35,041 in interest income from RISC loans, and $17,403 in other income.  This increase in revenues was due to the $41,168 (59%) increase in information technology revenue, the continued run-off of our RISC loan portfolio which declined $86,141 (30%) in the quarter and resulted in a decrease of $23,029 (66%) and we had a $40,444 (17%) decrease in our lease portfolio and resulted in a nominal increase of $5,638 (20%) and a nominal $5,308 (31%) increase in other income.  Prior period RISC portfolio run-off was $40,676 (54%) while the lease portfolio declined $1,394 (5%). Information technology income increased $62,231 (893%) and other income decreased $2,309 (12%). The run-off of our portfolios will continue as we concentrate our efforts on our information technology products and services.

Costs and Expenses

General and administrative expenses were $836,833 during the three months ended July 31, 2012, compared to $575,431 during the three months ended July 31, 2011. The $261,402 (45%) increase was primarily due to a $255,621 increase in non-cash charges for the value of stock and warrant based consulting fees and employee stock option compensation; and increases in rent and utilities expenses. Expenses incurred during the current three month period consisted primarily of the following expenses: compensation and related costs, $230,036; accounting, audit and professional fees, $64,746; consulting fees, $18.958; rent, utilities and telecommunications expenses $96,493; travel and entertainment, $2,863; and stock and warrant based compensation, $193,831.  Expenses incurred during the comparative three month period in 2011 consisted primarily of the following expenses: compensation and related costs, $273,111; accounting, audit and professional fees, $61,273; consulting fees, $62,436; rent, utilities and telecommunications expenses $66,228; travel and entertainment, $3,658; and stock and warrant based compensation, $60,214.

Net Loss

We incurred a net loss before preferred dividends and non-controlling interest of $1,022,147 for our three months ended July 31, 2012 as compared to a net loss of $334,122 for the corresponding interim period in 2011, a $688,02 (206%) increase.  The increase in our net loss before preferred dividends for our three month interim period ended July 31, 2012 was attributable primarily to the increase in general and administrative expenses discussed above, a $321,911 (110%) increase in the change in the non-cash charge for fair value of derivative liabilities, the $138,501 (384%) increase in non-cash amortization of debt discount, and offset by $29,083 (19%) increase in revenues.

The Company’s policy is to repossess any loans or leases which are 90 days past due and to write off accounts which are over 120 days past due. At July 31, 2012, the Company’s delinquent accounts 60 days or more past due were 13.69% of the outstanding balance as compared to 3.5% at July 31, 2011 and 3.0% at April 30, 2012. This level of delinquencies reflects both the continued run-off of the portfolios and the general economic climate.

During the quarter ended July 31, 2012, the Company charged off $2,239 of accounts over 120 days representing a loss of 0.5% of the average outstanding combined lease and loan portfolios for the period. For the three months ended July 31, 2011 the equivalent charge offs were $10,512 or 0.7% of the average outstanding combined lease and loan portfolios for the period. While comparable period charge-offs declined slightly on a percentage basis, the current period delinquencies over 60 days indicate that charge-offs may increase in subsequent periods. The Company maintains loss reserves of 5% and 4% for our RISC loan and lease portfolios, respectively, which we believe are adequate.

We also incurred non-cash preferred dividend expense of $39,764 for each of our three month periods ended July 31, 2012 and 2011.

Our net loss attributable to common stockholders increased to $1,061,981 for our three month period ended July 31, 2012 as compared to a net loss of $365,471 for the corresponding period in 2011.  The $696,510 or 191% increase in net loss attributable to common stockholders for our three month period ended July 31, 2012 was due primarily to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2012, we had a negative net worth of $3,142,658.  We generated a deficit in cash flow from operations of $225,966 for the three months ended July 31, 2012.  This deficit is primarily attributable to our net loss from operations of $1,022,147, partially offset by, other non-cash charges including: depreciation and amortization of $18,269, amortization of debt discount of $174,612, value of shares issued for debt and accrued interest of $34,022, equity based compensation of $315,835, stock based finance cost of $44,435 and changes in the value of derivative liabilities of $28,498, and to changes in the balances of current assets and liabilities.  Accounts payable and accrued expenses increased by $137,131, receivables decreased $65,192, other assets increased by $9,684, and inventory increased $11,843.

Cash flows provided by investing activities for the three months ended July 31, 2012 was $111,091 primarily due to the net proceeds of RISC contracts.

We met our cash requirements during the three month period through net proceeds from the sale of common and preferred equity in the amount of $191,000 and net proceeds from convertible notes of $83,000.  We made payments on senior secured debt financing of $125,746, repaid $27,125 in notes and borrowed $7,000 from a director of the Company.  Additionally, we have received limited revenues from leasing and financing motorcycles and other vehicles, fees from our municipal lease program, and from our subsidiary, Specialty Reports, Inc.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At July 31, 2012 we had 9 full time employees.  If we are able to fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months.  As we continue to expand, we will incur additional cost for personnel.  This projected increase in personnel is dependent upon our obtaining sources of financing originating loans and leases and generating revenues there from.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2012 and 2011 consolidated financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations.  If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock.  We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Revenue Recognition

Our Retail Installment Sales Contracts (“RISCs”) are secured by liens on the titles to the vehicles. The RISCs are accounted for as loans.  Upon purchase, the RISCs appear on our balance sheet as RISC loans receivable current and long term. When the RISC is entered into our accounting system, based on the customer's APR (interest rate), an amortization schedule for the loan on a simple interest basis is created. Interest is computed by taking the principal balance times the APR rate then divided by 365 days to get your daily interest amount. The daily interest amount is multiplied by the number of days from the last payment to get the interest income portion of the payment being applied. The balance of the payment goes to reducing the loan principal balance.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 7, 2012, the Company issued 1,000,000 Shares of its common stock (“Initial Issuance”) to Ironridge Global IV, Ltd. (“Ironridge”). The Initial Issuance was pursuant to an Order for Approval of Stipulation for Settlement of Claims (“Order”) between the Company and Ironridge, in settlement of $313,910 of accounts payable to attorneys and accountants of the Company which Ironridge had purchased from certain creditors of the Company (the “Claim Amount”). The Order was entered on August 31, 2012 by the Superior Court of the State of California, County of Los Angeles, and Central District. In addition to the Initial Issuance, the Order also provides for an adjustment in the total number of shares of common stock which may be issuable to Ironridge, based on a calculation period for the transaction defined as that number of consecutive trading days of the Company’s common stock following the date on which the Initial Issuance shares have been issued, (“Issuance Date”) required for the aggregate trading volume of the shares of the Company’s common stock, as reported by Bloomberg LP, to exceed $2.0 million (“Calculation Period”). Pursuant to the Order, Ironridge will retain (a) 25,000 shares of common stock, plus (b) that number of shares of common stock (the "Final Amount") with an aggregate value equal to (i) the sum of the Claim Amount, agent fees and plus Ironridge’s reasonable attorney fees and expenses (less $10,000 previously paid) through the end of the Calculation Period; (ii) divided by 75% of the following: the volume weighted average price ("VWAP") of the Company’s common stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period. The Order further provides that if, at any time during the Calculation Period, the total Initial Issuance shares previously issued to Ironridge are less than any reasonably possible Final Amount, or a daily VWAP is below 75% of the closing price on the day before the Issuance Date, Ironridge may request that the Company reserve and issue additional shares of its common stock (each, an "Additional Issuance"), as soon as possible, and in any event within three business days of such request subject to a 9.99% beneficial ownership limitation specified in the Order. At the end of the Calculation Period, (a) if the sum of the Initial Issuance and any Additional Issuance is less than the Final Amount, the Company shall issue additional shares of common stock to Ironridge, up to the Final Amount; and (b) if the sum of the Initial Issuance and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining Shares to the Company and its transfer agent for cancellation. In connection with the transaction, Ironridge represented that it does not hold any short position in the Shares and warranted that it would not to engage in or affect, directly or indirectly, any short sale of the Shares. The issuance to Ironridge is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a) (10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions.

ITEM 1A.  RISK FACTORS

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or which are currently deemed immaterial may also impair our business operations.  A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2012, filed August 14, 2012, and is incorporated herein by reference.

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

During the three months ended July 31, 2012, the Company sold to one accredited investor a $53,000 nine month, 8% note convertible at the holder’s option into such number of shares of the Company’s common stock as determined by a forty-two percent discount from the average of the three lowest closing prices of the Company’s common stock for the ten trading days immediately preceding the day the holder notices the Company of its intent to convert.  The conversion price is subject to standard anti-dilutive provisions. The Company has reserved up to 991,961 shares of its common stock in the event of conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full.

During the three months ended July 31, 2012, the Company sold to one accredited investor a 36 month, 15%, $30,000 amortizing note. In case of default, the interest rate is increased to 20%. Each monthly payment of principal and interest is $1,039.96. At the holder’s option, the outstanding balance of the note may be converted to common stock at the conversion price of  $1.00 per share.

During the three months ended July 31, 2012, the Company sold to thirteen accredited investors 181,889 shares of common stock for $136,000 of which 94,637 shares were classified as to be issued at July 31, 2012

During the three months ended July 31, 2012, three note holders converted $112,064 of notes and accrued interest thereon into 184,960 shares of common stock of which 100,480 shares were classified as to be issued at July 31, 2012.

During the three months ended July 31, 2012, the Company issued 155,300 shares pursuant to consulting agreements.

During the three months ended July 31, 2012, the Company’s subsidiary, Specialty Reports, Inc, sold 11 shares of its Series C Convertible Preferred Stock to four accredited investor for $55,000.  Each Series C share is convertible at the holder’s option at any time into either 1,000 shares of Specialty Reports, Inc. common stock, or 2,000 shares of Sparta Commercial Services, Inc. common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES
None.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description

11
Statement re: computation of per share earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-Q.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith
**Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

Date: September 19, 2012	By: /s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: September 19, 2012	By: /s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer