Form 10-K/A
period 2012-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2012-11-06
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

As of July 31, 2012, we had 9,873,732 post-split shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE – AMENDMENT No. 1

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended April 30, 2012 of Sparta Commercial Services, Inc. (the “Company”) filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-K”) is to furnish Exhibit 23.2, an additional Consent of Independent Registered Public Accountants, to the Form 10-K which had inadvertently been omitted.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

The registrant hereby amends and restates section (a) (3) of “Item 15, Exhibits, Financial Statement Schedules” as follows:

(3)           Index to Exhibits

Exhibit Number	Description of Exhibit
23.2*	Consent of RBSM LLP
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

* Filed herewith.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: November 6, 2012

By:	/s/ Anthony W. Adler
Anthony W. Adler
Executive Vice President, and
Interim Principal Financial Officer

Date: November 6, 2012

3