Form 10-Q
period 2012-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2012-12-26
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number: 0-9483

SPARTA COMMERCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0298178
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

370 Lexington Ave., Suite 1901, New York, NY 10017
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

As of December 20, 2012, we had 11,594,668 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2012	April 30, 2012
	(UNAUDITED)
ASSETS
Cash and cash equivalents	$19,300	$19,138
RISC loan receivables, net of reserve of $2,279 and $15,276, respectively (NOTE D)	30,278	290,235
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $45,155 and $120,151 respectively, and loss reserve of $7,758 and $10,498, respectively (NOTE B)	142,386	243,284
Interest receivable	-	3,807
Accounts receivable	189,940	162,350
Inventory (NOTE C)	11,110	25,885
Property and equipment, net of accumulated depreciation and amortization of $192,019 and $187,842, respectively (NOTE E)	17,322	21,499
Goodwill	10,000	10,000
Restricted cash	-	54,937
Other assets	9,196	9,628
Deposits	86,368	48,967
Total assets	$515,900	$889,730

LIABILITIES AND DEFICIT

Liabilities:

Accounts payable and accrued expenses	$1,435,895	$1,267,160
Senior secured notes payable (NOTE F)	193,060	516,012
Notes payable net of beneficial conversion feature of $408,168 and $33,979, respectively (NOTE G)	1,445,336	1,791,692
Loans payable-related parties (NOTE H)	393,260	386,760
Derivative liabilities	347,077	374,697
Total liabilities	3,814,628	4,336,321

Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 157 shares issued and outstanding, respectively	1,570	1,570
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 740,000,000 shares authorized, 11,084,412 and 8,668,123 shares issued and outstanding, respectively	11,084	8,668
Common stock to be issued, 485,560, and 1,125,099 respectively	486	1,125
Preferred stock B to be issued, 49.01 and 41.09 shares, respectively	-	-
Additional paid-in-capital	37,251,869	35,209,835
Subscriptions receivable	(2,118,309)	(2,118,309)
Accumulated deficit	(39,206,312)	(37,265,135)
Total deficiency in stockholders' equity	(4,047,111)	(4,149,745)
Noncontrolling interest	748,383	703,154
Total Deficit	(3,298,728)	(3,446,591)
Total Liabilities and Deficit	$515,900	$889,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011
(UNAUDITED)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Revenue
Rental income, leases	$27,968	$33,951	$61,964	$62,310
Interest income, loans	4,441	31,031	16,452	66,072
Information technology	100,676	66,222	211,040	135,418
Other	84,034	18,134	106,745	35,536
Total Revenues	217,119	149,338	396,201	299,336

Operating expenses:
General and administrative	733,201	795,063	1,570,168	1,370,493
Depreciation and amortization	15,469	19,696	33,738	36,718
Total operating expenses	748,670	814,759	1,603,906	1,407,211

Loss from operations	(531,551)	(665,421)	(1,207,705)	(1,107,875)

Other (income) expense:
Interest expense and financing cost, net	105,088	100,001	203,079	207,249
Non-cash financing costs	149,012	36,923	196,447	78,643
Amortization of debt discount	205,087	27,166	377,296	63,277
(Gain) loss in changes in fair value of derivative liability	(141,604)	(184,871)	(113,106)	(478,283)
Total Finance Related Expenses	317,583	(20,781)	663,716	(129,114)

Net loss	(849,134)	(644,640)	(1,871,421)	(978,761)

Net loss attributed to noncontrolling interest	(9,700)	(10,294)	(9,771)	(18,709)

Preferred dividend	(39,764)	(39,764)	(79,527)	(79,527)

Net loss attributed to common stockholders	$(879,198)	$(674,110)	$(1,941,177)	$(1,039,579)

Basic and diluted loss per share	$(0.08)	$(0.09)	$(0.19)	$(0.14)

Basic and diluted loss per share attributed to common stockholders	$(0.09)	$(0.09)	$(0.19)	$(0.15)

Weighted average shares outstanding	10,144,853	7,271,960	10,004,344	7,005,851

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
FOR THE SIX MONTHS ENDED OCTOBER 31, 2012
UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Common Stock to be issued		Subscriptions	Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance April 30, 2012	125	$12,500	157	$1,570	-	$-	8,668,123	$8,666	1,125,099	$1,125	$(2,118,309)	$35,209,835	$(37,265,135)	$703,154	$(3,446,592)
Reverse split correction							5,000	5	(1,000)	(1)		(466)			(462)
Preferred Dividend to be issued												79,138			79,138
Derivative liability reclassification												663,403			663,403
Sale of Stock							923,040	922	(35,110)	(35)		454,612			455,500
Shares issued for financing cost and accounts payable							223,320	224	(8,090)	(8)		191,232			191,448
Shares issued for conversion of notes and interest							976,730	977	(586,440)	(586)		226,220			226,610
Stock Compensation							279,300	279				257,895			258,174
Purchase of assets for stock							8,899	9	(8,899)	(9)					-
Employee options expense												170,000			170,000
Sale of subsidiary's preferred stock														55,000	55,000
Net (Loss)													(1,941,177)	(9,771)	(1,950,948)
Balance October 31, 2012	125	$12,500	157	$1,570	-	$-	11,084,412	$11,084	485,560	$486	$(2,118,309)	$37,251,869	$(39,206,312)	$748,383	$(3,298,728)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENCED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011
(UNAUDITED)

	Six Months Ended
	October 31
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,941,177)	$(1,039,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment for reverse split	(462)	-
Dividend on preferred stock	79,527	79,120
Loss allocable to non-controlling interest	(9,771)	(18,709)
Depreciation and Amortization	33,738	34,468
Reduction in allowance for loss reserves	(15,737)	(396)
Change in fair value of derivative liabilities	(113,106)	(478,284)
Amortization of debt discount net of asset purchase discounts	377,296	63,277
Amortization of deferred expenses	-	48,849
Shares issued for debt and finance cost	196,447	78,644
Equity based compensation	428,174	117,777
(Increase) decrease in operating assets:
Inventory	14,775	(10,156)
Interest receivable	-	(3,841)
Accounts receivable	(27,590)	(14,616)
Restricted cash	54,937	9,758
Other assets	(44,473)	15,895
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	256,766	391,854
Net cash used in operating activities	(710,656)	(725,939)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchase) liquidation of leased vehicles	77,730	(56,337)
Net liquidation of RISC contracts	272,954	349,322
(Purchase) of equipment	-	(6,082)
Net cash provided by investing activities	350,684	286,903
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of subsidiary stock	55,000	114,454
Net proceeds from sale of common stock	455,211	103,854
Net payments to senior lender	(322,952)	(218,466)
Net proceeds from convertible notes	193,500	470,745
Net payments on notes payable	(27,125)	(29,918)
Net loan proceeds from other related parties	6,500	-
Net cash provided by financing activities	360,134	440,669
Net Increase in cash and cash equivalent	$162	$1,633

Unrestricted cash and cash equivalents, beginning of period	$19,138	$10,786
Unrestricted cash and cash equivalents , end of period	$19,300	$12,419

Cash paid for:
Interest	$65,954	$67,478
Income taxes	$2,052	$2,673

Non-cash investing and financing activities: Note M.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2012 and for the three and six month periods ended October 31, 2012 and 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2012 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Specialty Reports, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Business

Since May 2010, Sparta Commercial Services, Inc. (“Sparta” “we,” “us,” or the “Company”) has concentrated its efforts on developing and marketing vehicle history reports, over the internet, and mobile apps for vehicle dealers and other market segments. Prior to that time, the Company had been in the business as an originator and indirect lender for retail installment loan and lease financing for the purchase or lease of new and used motorcycles (specifically 550cc and higher) and utility-oriented 4-stroke all terrain vehicles (ATVs). The Company continues to offer a leasing program for municipalities.

The results of operations for the six months ended October 31, 2012 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2013.

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

The Company’s Retail Installment Sales Contracts (“RISC”) are accounted for as loans. Upon purchase, the RISCs appear on the Company’s balance sheet as RISC loan receivable current and long term. Interest income on these loans is recognized when it is earned.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

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

Early lease terminations occur because of (i) a default by the lessee, (ii) the physical loss of the motorcycle, or (iii) the exercise of the lessee’s early termination. In those instances, the Company receives the proceeds from either the resale or release of the repossessed motorcycle, or the payment by the lessee’s insurer. The Company records a gain or loss for the difference between the proceeds received and the net book value of the motorcycle.

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

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of ASC 740-10, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

ASC 740-10, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2012 or the three months or six months ended October 31, 2012.

Fair Value Measurements

The Company adopted ASC 820, “Fair Value Measurements.”  ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets the lowest priority to unobservable inputs to fair value measurements of certain assets and Liabilities.  The three levels of the fair value hierarchy under ASC 820 are described below:

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At October 31, 2012 and April 30, 2012, the Company has no items of other comprehensive income.

Segment Information

 The Company adopted ASC 280-10 “Disclosures about Segments of an Enterprise and Related Information.”  ASC 280-10 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in consolidated financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the six months ended October 31, 2012 and 2011, and the year ended April 30, 2012, the Company incurred advertising costs of $3,000, $9,088 and $15,780, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.09 and $0.09 for the three months ended October 31, 2012 and 2011, respectively, and $0.19 and $0.15 for the six months ended October 31, 2012 and 2011, respectively. At October 31, 2012 and 2011, 4,076,101 and 2,575,764 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying unaudited, condensed consolidated financial statements, the Company has incurred a net loss attributed to common stockholders of $1,941,177 and $1,039,579 during the six months ended October 31, 2012 and October 31, 2011, respectively. The Company’s liabilities exceed its assets by $3,298,728 as of October 31, 2012.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

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

NOTE B – MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at October 31, 2012 and April 30, 2012 consist of the following:

	October 31,	April 30,
	2012	2012

Motorcycles and other vehicles	$195,299	$373,933
Less: accumulated depreciation	(45,155)	(120,151)
Motorcycles and other vehicles, net of accumulated depreciation	150,144	253,782
Less: estimated reserve for residual values	(7,758)	(10,498)
Motorcycles and other vehicles under operating leases, net	$142,386	$243,284

Depreciation expense for vehicles for the three and six months ended October 31, 2012 was $13,784 and $29,561, respectively. Depreciation expense for vehicles for the three and six months ended October 31, 2011 was $14,443 and $30,745, respectively.

Certain of the leases are pledged as collateral for the loans described in Note F and mature as follows:

Year ending October 31,
2013	$63,869
2014	82,152
2015	3,063
2016	1,060
$150,144

NOTE C – INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At October 31, 2012 and April 30, 2012, the Company’s inventory of repossessed or returned vehicles valued at market was $11,110 and $25,885, respectively.

NOTE D – RETAIL (RISC) LOAN RECEIVABLES

In August 2012, the Company sold the majority of its RISC loan receivables and used the proceeds to pay off the associated bank debt. The Company is servicing the sold loans. The remaining RISC loan receivables, which are carried at cost, were $32,557 and $305,511 at October 31, 2012 and April 30, 2012, respectively, including deficiency receivables of $4,829 and $21,513, respectively. The following is a schedule by years of future principal payments related to these receivables. Certain of the assets are pledged as collateral for the note described in Note F and mature as follows:

Year ending October 31,
2013	$24,305
2014	5,300
2015	2,952
$32,557

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

We consider our portfolio of retail (RISC) loan receivables to be homogenous and consist of a single segment and class.  Consequently we analyze credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator.

We consider an RISC contract delinquent when an obligor fails to make a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included.  The following table summarizes the delinquency status of finance receivables as of October 31, 2012 and April 30, 2012:

	October 31, 2012	April 30, 2012
Delinquency Status
Current	$5,273	$273,204
31-60 days past due	18,975	1,680
61-90 days past due	294	3,628
91-120 days past due	3,186	5,486
	27,728	283,998
Paying deficiency receivables*	4,829	21,513
	$32,557	$305,511

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

RISC receivables totaling $20,018 and $22,065 at October 31, 2012 and April 30, 2012, respectively, have been placed on non-accrual status because of their bankruptcy status.

The following table presents a summary of the activity for the allowance for credit losses, as of October 31, 2012 and April 30, 2012, respectively:

Allowance for credit losses	October 31, 2012	April 30, 2012
Balance at beginning of year	$15,276	$45,015
Provision for credit losses	8,569	32,922
Charge-offs	(21,566)	(62,661)
Recoveries*
Balance at end of period	$2,279	$15,276

* Recoveries are credited to deficiency receivables

Excluded from RISC receivables are contracts that were previously classified as RISC receivables but were reclassified as inventory because we have repossessed the vehicles securing the RISC Contracts.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is included in the allowance for credit losses:

Inventory of repossessed vehicles	October 31, 2012	April 30, 2012
Gross balance of repossessions in inventory	$11,442	$31,833
Allowance for losses on repossessed inventory	(332)	(5,948)
Net repossessed inventory	$11,110	$25,885

· The rough wholesale value of inventory at October 31, 2012 was $11,110.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

NOTE E – PROPERTY AND EQUIPMENT

Major classes of property and equipment at October 31, 2012 and April 30, 2012 consist of the followings:

	October 31, 2012	April 30, 2012
Computer equipment, software and furniture	$209,341	$209,341
Less: accumulated depreciation and amortization	(192,019)	(187,842)
Net property and equipment	$17,322	$21,499

Depreciation and amortization expense for property and equipment was $1,684 and $4,177 for the three months and six months ended October 31, 2012, respectively, and $11,166 for the year ended April 30, 2012. Depreciation and amortization expense for the three and six months ended October 31, 2011 were $3,220 and $5,974, respectively.

NOTE F – NOTES PAYABLE TO SENIOR LENDERS

	October 31, 2012	April 30, 2012
Senior secured institutional lender (a)	$-	$288,815
Secured, subordinated, individual lender (b)	176,428	208,561
Secured, subordinated, individual lender (c)	16,632	18,636
Total	$193,060	$516,012

a)
Historically, the Company had financed certain of its RISC’s and leases through a third party.  The repayment terms were generally one year to five years and the notes are secured by the underlying assets. In August 2012, the Company sold the majority of its RISC loan receivables and a portion of its leases and used the proceeds to pay off the associated bank debt. The Company is servicing the sold loans.

b)	From July through October 2012, the Company borrowed $176,428, net of repayments, from an investor and collateralized the loan with certain unpledged leases.

c)
On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of additional Purchase Portfolio documentation.  Proceeds from the Purchased Portfolio started accruing to the Company beginning November 1, 2008. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the note holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the note holder. The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 and has granted the note holder a security interest in the Purchased Portfolio.  On January 11, 2011, the lender converted $50,000 of the note into 60,606 shares of the Company’s common stock. The due date of the note has been extended to October 31, 2013. Once the Company has paid $100,000 (reduced from $150,000 due to the conversion) to the lender from Purchased Portfolio proceeds, the Company is obligated to pay fifty percent of all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales until the Company and the lender mutually agree the Purchase Portfolio has no remaining proceeds.

 At October 31, 2012, the senior notes payable mature as follows:

12 Months Ended
October 31,	Amount
2013	$104,981
2014	88, 079
2015	-
$193,060

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

NOTE G – NOTES PAYABLE

	October 31, 2012	April 30, 2012
Notes convertible at holder’s option (a)	$1,463,504	$1,385,671
Notes convertible at Company’s option (b)	-	25,000
Notes with interest only convertible at Company’s option (c)	360,000	360,000
Non convertible notes payable (d)	30,000	55,000
Subtotal	1,853,504	1,825,671
Less, Debt discount	(408,168)	(33,979)
Total	$1,445,336	$1,791,692

During the year ended April 30, 2012, the Company renegotiated the terms and conditions of the majority of its notes outstanding and has reclassified and consolidated those notes as indicated in the above table.

(a)	Notes convertible at holder’s option consists of: (i) a $995,105, 8% note due April 30, 2013, convertible at the holder’s option at $0.495 per share; (ii) a $53,000, 8% note due February 18, 2013, and a $32,500 8% note due June 19, 2013, both convertible at the note holder’s option at a variable conversion price such that during the period during which the notes are outstanding, with both notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). Convertible notes issued in prior periods were converted into common stock in the current period (see Note I). The Company has reserved up to 873,398 shares of its common stock for conversion pursuant to the terms of the notes. In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full; (iii) a $103,399, 12% note due August 31, 2012, convertible at the holder’s option at $3.75 per share, the Company is paying 1,334 monthly penalty shares on this note, which had been past due and is now current, until the note is paid in full ; (iv) seven notes aggregating $118,250, all due October 30, 2013 with interest ranging from 15% to 20%, the Company is paying 667 monthly penalty shares until the note is paid in full on one $25,000 note which had been past due, all of the notes are convertible at the holder’s option at $0.375 per share; (v) three notes aggregating $106,250, all due October 30, 2013 with interest ranging from 20% to 25%, all of the notes are convertible at the holder’s option at $0.375 per share; and (vi) a 55,000, 5% convertible note due August 10, 2013 This lender has committed to lend up to $165,000 (one hundred sixty five thousand). The Lender initially advanced $50,000 against the $165,000. The Lender may lend additional consideration to the Borrower in such amounts and at such dates as Lender may choose in its sole discretion. The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the borrower is not required to repay any unfunded portion of this note. The Maturity Date is one year from the Effective Date of each payment (the “Maturity Date”) and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable. The Conversion Price is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Borrower (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply). Unless otherwise agreed in writing by both parties, at no time will the Lender convert any amount of the Note into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding.

(b)	Convertible at Company’s option, this note was paid in full during the quarter ended July 31, 2012.

(c)
Notes with interest only convertible at Company’s option consist of: (i) two 22% notes in the amounts of $10,000 each, due October 31, 2012 and August 30, 2012 respectively, and a $25,000 note due May 1, 2011, was extended to October 31, 2012. The Company is  paying the note holder 3,334 shares per month until the note is paid or renegotiated. Interest is payable on all three notes at the Company’s option in cash or in shares at the rate of $1.50 per share. (ii) a $315,000, 12.462% note due April 30, 2013. Interest is payable quarterly with a minimum or $600 in cash with the balance payable in cash or stock at the Company’s option  as calculated as the volume weighted average price of the Company’s common stock for the ten day trading period immediately preceding the last day of each three month period.

(d)	Non-convertible notes consist of a $30,000 note due October 31, 2012 which bears no interest; the Company has agreed to pay 2,667 monthly penalty shares until the note is paid in full on this note which had been past due.

Amortization of Beneficial Conversion Feature for the three and six months ended October 31, 2012 was $205,087 and $379,699, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

The Company's derivative financial instruments consist of embedded derivatives related to the outstanding short term Convertible Notes Payable. These embedded derivatives include certain conversion features indexed to the Company's common stock. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related items at their fair values as of the inception date of the Convertible Notes Payable and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity's Own Equity ("ASC 815-40"), as a result of entering into the Convertible Notes Payable, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

NOTE H – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2012 and April 30, 2012, aggregated loans payable, without demand and with no interest, to officers and directors were $393,260 and $386,760, respectively. At October 31, 2012 and April 30, 2012, included in accounts receivable are zero and $10,189, respectively, due from American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer.

NOTE I – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B redeemable preferred stock with a $10,000 stated value per share, and 200,000 shares were designated as Series C redeemable preferred stock with a $10 per share liquidation and redemption value, and 740,000,000 shares of common stock with $0.001 par value per share. The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of October 31, 2012 and April 30, 2012, respectively.  The Company had 157 and 157 shares of Series B redeemable preferred stock issued and outstanding as of October 31, 2012 and April 30, 2012, respectively.  The Company had no and no shares of Series C redeemable preferred stock issued and outstanding as of October 31, 2012 and April 30, 2012, respectively.  The Company has 11,084,412 and 8,668,123 shares of common stock issued and outstanding as of October 31, 2012 and April 30, 2012, respectively.

Preferred Stock Series A

No shares of Preferred Stock Series A were issued during the six months ended October 31, 2012. However, $382 preferred stock dividends, payable in Preferred Stock Series A shares, were declared during the six months ended October 31, 2012.

Preferred Stock Series B

No shares of Preferred Stock Series B were issued during the six months ended October 31, 2012. However, $79,144 preferred stock dividends, payable in Preferred Stock Series B shares, were declared during the six months ended October 31, 2012.

Preferred Stock Series C

No shares of Preferred Stock Series C were issued during the six months ended October 31, 2012.

Common Stock

During the six months ended October 31, 2012 and the six months ended October 31, 2011, the Company expensed  $428,174 and $117,777 , respectively, for non-cash charges related to stock and option compensation expense.

During the six months ended October 31, 2012 the Company:

• issued 829,459 shares of common stock which had been classified as to be issued at April 30, 2012,
• sold 887,930 shares of common stock to eighteen accredited investors for $455,500,
• issued 390,290 shares of common stock upon the conversion of $226,610 principal amount of convertible notes and accrued interest thereon,
• issued 215,230 shares of common stock valued at $191,448 pursuant to terms of various notes and accounts payable,
• issued 279,300 shares of common stock valued at $258,174 pursuant to consulting agreements, and

• the Company’s majority owned subsidiary, Specialty Reports, Inc., sold 11 shares of its Series C Preferred stock to four accredited investors for $55,000. The Series C Preferred stock does not pay a dividend. Each Series C Preferred share has a liquidating value of $5,000 and is redeemable by Specialty Reports, Inc. at any time after one year. Each Series C Preferred share is convertible at the holder’s option at any time into either 1,000 shares of Specialty Reports, Inc. common stock, or 2,000 shares of Sparta Commercial Services, Inc.  common stock.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

NOTE J – NONCONTROLLING INTEREST

In May 2010, the Company formed Specialty Reports, Inc, a Nevada Corporation (“SRI”), for the purpose of acquiring all of the assets of Cyclechex, LLC, a Florida limited liability company. Cyclechex, LLC’s sole business was an e-commerce business which acquired the relevant motorcycle data and sold the data in the form of Cyclechex Motorcycle History Reports© over the internet to consumers and dealers. As part of the transaction, the Company issued 10% of SRI common stock, valued at $10,000, to the sole owner of Cyclechex, LLC.

For the six months ended October 31, 2012, the noncontrolling interest is summarized as follows:

Amount
Balance at April 30, 2012	$703,154
Issuance of Series C Preferred Stock	55,000
Noncontrolling interest’s share of losses	(9,771)
Balance at October 31, 2012	$748,383

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

The table below summarizes the fair values of our financial liabilities as of October 31, 2012:

	Fair Value at	Fair Value Measurement Using
	October 31,
	2012	Level 1	Level 2	Level 3
Derivative liability	$347,077	-	-	$347,077

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

Changes in Derivative liability during the six months ended October 31, 2012 was:

		Increased	Decrease
	April 30,	During	in Fair	October 31,
	2012	Period	Value	2012

Derivative liability	$374,697	$85,486	$113,106	347,077
Total	$374,697	$85,486	$113,106	$347,077

NOTE L – BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

The Company’s reportable operating segments are strategic businesses differentiated by the nature of their products, activities and customers and are described as follow:

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Revenues:
SRI	$100,676	$66,222	$211,040	$135,418
SCS	116,443	83,116	185,161	163,918
Total Revenues	$217,119	$149,338	$396,201	$299,336

Cost of Sales:
SRI	$33,949	$6,000	$68,562	$12,000
SCS	n/a	n/a	n/a	n/a
Total Cost of Sales	$33,949	$6,000	$68,562	$12,000

Gross Profit:
SRI	$66,727	$60,222	$142,478	$123,418
SCS	116,443	83,116	185,161	163,918
Total Gross Profit	$183,170	$143,338	$327,639	$287,336

All of the Company’s assets as of October 31, 2012 and 2011 were attributable to U.S. operations. SRI commenced operations in May 2010 and is 90% owned by the Company. There is no significant geographical concentration of the Company’s revenues within the United States. The Company’s revenues from outside of the United States are less than one percent.

NOTE M – NON-CASH FINANCIAL INFORMATION

During the six months ended October 31, 2012, the Company:

•	Classified $404,166 as debt discount on consolidation of notes payable to convertible notes payable
•	Issued 390,290 shares of common stock upon the conversion of $226,610 principal amount of convertible notes and accrued interest there on.
•	Issued 209,230 shares of common stock valued at $185,730 pursuant to the terms of the notes

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

NOTE N – SUBSEQUENT EVENTS

In November and December 2012 the Company:

•	Sold to six accredited investors, 245,389 shares of common stock for $72,000.
•
Borrowed from an institutional investor, $37,500 at 8% due September 5, 2013, convertible at the note holder’s option at a variable conversion price such that during the period during which the note is outstanding,  the note is convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 827,000 shares of its common stock for conversion pursuant to the terms of the note.

•
Sold to an accredited investor, two, $50,000 notes each at 8%, due May 28, 2013 and June 17, 2013, respectively. The investor has the right to convert the first note at any time at $0.30 per share and the second note at $0.37 per share. The Company issued the investor 20,000 shares of common stock.

•
Borrowed from an existing note holder $80,000 which amount was added to his existing convertible note. The note holder and the Company agreed that: should the Company commence a law suit against one of the Company’s a former credit providers, which the Company has since done (see Legal Proceedings), then (i) the term of the note will be extended from April 30, 2013, the original due date,  until such time as the suit is fully adjudicated, (ii) the note holder will advance additional funds to fund the law suit upon the request of the Company, (iii) the Company will pledge as collateral for the note the net proceeds of the law suit, and (iv) the Company will repay the then outstanding balance of the note and any accrued but unpaid interest prior to using any net proceeds of the suit for any other purposes.

•	Issued 154,596 shares of common stock which had been listed as to be issued at October 31, 2012.
•	Issued 41,861 shares of common stock for accrued interest of $21,546.
•	Issued 24,000 shares of common stock valued at $8,090 pursuant to terms of the notes.
•	Issued 58,893 shares of common stock valued at $33,630 to consultants.

NOTE O – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the period October 1, 2001 (date of inception) through October 31, 2012, the Company incurred loss of $39,206,312. Of these losses, $1,941,177 was incurred in the six months ending October 31, 2012 and $1,039,579 in the six months ending October 31, 2011. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 31, 2012 to the Three Months Ended October 31, 2011

For the three months ended October 31, 2012 and 2011, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $217,119 during the three months ended October 31, 2012 as compared to $149,338 during the three months ended October 31, 2011. Current period revenue was comprised of: $100,676 in information technology revenue, $27,968 in lease revenue, $4,441in interest income from RISC loans, and $84,034 in other revenues. Prior period revenue was comprised of $66,222 in information technology revenue, $33,951 in lease revenue, $31,031 in interest income from RISC loans, and $18,134 in other revenues.

Costs and Expenses

General and administrative expenses were $733,201 during the three months ended October 31, 2012, compared to $795,063 during the three months ended October 31, 2011, a decrease of $61,862 or 7.8%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $235,371; Accounting, audit and professional fees, $52,391; Consulting fees, $64,467; Rent, utilities and telecommunication expenses $102,393; Travel and entertainment, $3,834;  stock and option based compensation, $112,339; advertising, $10,526; and taxes, $32,822. Expenses incurred during the comparative three month period in 2011 consisted primarily of the following expenses: Compensation and related costs, $381,571; Accounting, audit and professional fees, $52,148; Consulting fees, $54,415; Rent, utilities and telecommunication expenses $117,924; Travel and entertainment, $4,481; stock and option based compensation, $57,563; advertising, $23,184 and taxes, $28,707.

Net Loss

We incurred a net loss before preferred dividends of $849,134 for our three months ended October 31, 2012 as compared to $644,640 for the corresponding interim period in 2011, a $204,494 or 31.7% increase. The increase in our net loss before preferred dividends for our three month interim period ended October 31, 2012 was attributable primarily to: a $43,267 or 23.4% reduction in derivative liability; a $5,087 or 5.1% increase in interest expense and financing costs; a $112,090 or 303.5% increase in non-cash financing costs; and a $177,921 or 655% increase in the amortization of debt discount; all partially off-set by a $61,862 or 7.8% decrease in general and administrative costs and a $4,227 or 21.5% decrease in depreciation and amortization expense.  Our net loss attributable to common stockholders increased to $879,198 for our three month period ended October 31, 2012 as compared to $674,109 for the corresponding period in 2011. The $205,089 or 30.4% increase in net loss attributable to common stockholders for our three month period ended October 31, 2012 was due primarily to the factors described above.

Comparison of the Six Months Ended October 31, 2012 to the Six Months Ended October 31, 2011

For the six months ended October 31, 2012 and 2011, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $396,201during the six months ended October 31, 2012 as compared to $299,336 during the six months ended October 31, 2011. Current period revenue was comprised of $211,040 in information technology revenue, $61,964 in lease revenue, $16,452 in interest income from RISC Loans, and $106,750 in other income. Prior period revenue was comprised of $135,418 in information technology revenue, $62,310 in lease revenue, $66,072 in interest income from RISC Loans, and $35,536 in other revenues.

Costs and Expenses

General and administrative expenses were $1,570,168 during the six months ended October 31, 2012, compared to $1,370,493 during the six months ended October 31, 2011, an increase of $199,675, or 14.6%. Expenses incurred during the current six month period consisted primarily of the following expenses: Compensation and related costs, $465,406; Accounting, audit and professional fees, $117,136; Consulting fees, $83,425; Rent, utilities and telecommunication expenses $199,336; Travel and entertainment, $6,697;  stock and option based compensation, $428,174, advertising and marketing, $29,338, and taxes, $34,129. Expenses incurred during the comparative six month period in 2011 consisted primarily of the following expenses:  Compensation and related costs, $668,193; Accounting, audit and professional fees, $113,709; Consulting fees, $93,341; Rent, utilities and telecommunication expenses $183,498; Travel and entertainment, $8,148; stock and option based compensation, $117,777; advertising and marketing, $53,026, and taxes, $29,704. For the six months ended October 31, 2012, we incurred a non-cash charge of $196,447 related to shares of common stock and warrants issued for financing cost. For the six months ended October 31, 2011, we incurred a non-cash charge of $78,643 which related to shares of common stock and warrants issued for financing cost. For the six months ended October 31, 2012, we incurred a non-cash credit of $113,106 related to the change in fair value of derivative liabilities. For the six months ended October 31, 2011, we incurred a non-cash credit of $478,284 related to the change in fair value of derivative liabilities. Amortization of debt discount for the six months ended October 31, 2012 was $378,449 compared to $63,277 for the six months ended October 31, 2011.

Net Loss

We incurred a net loss before preferred dividends of $1,871,421 for our six months ended October 31, 2012 as compared to $978,761 for the corresponding interim period in 2011. The $892,660 or 91.2% increase in our net loss before preferred dividends for our six month interim period ended October 31, 2012 was attributable primarily to the $96,864 or 32.4% increase in revenues offset by: a $196,695, 14.0% increase in operating expenses; a $4,170, 2.0% decrease in interest expense and financing costs; a $117,804, 149.8% increase in non-cash financing costs; a $314,019, 496.3% increase in amortization of debt discount; and a $365,177, 76.4% decrease in the credit for the change in derivative liability. We also incurred non-cash preferred dividend expense of $79,527 for our six month periods ended October 31, 2012 and 2011. Additionally, the net loss attributed to non controlling interest declined $8,939, 47.8% to $9,771 in the current six months from $18,709 in the six months ended October 31, 2011.

Our net loss attributable to common stockholders increased to $1,941,177 for our six month period ended October 31, 2012 as compared to $1,039,579 for the corresponding period in 2011. The $901,597 increase in net loss attributable to common stockholders for our six month period ended October 31, 2012 was due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2012, we had a deficit net worth of $3,298,728. We generated a deficit in cash flow from operations of $710,656 for the six months ended October 31, 2012. This deficit is primarily attributable to our net loss from operations of $1,941,177 which included $113,106 credit for the change in the fair value of derivative liabilities, a $377,296 amortization of debt discount  partially offset by depreciation of $33,738, the value of shares issued for compensation of $428,174, shares issued for debt and finance costs of $196,447, preferred dividends of $79,527, other non-cash charges totaling $25,970 and to net increases in operating assets of $2,350, and  increases of accounts payable of $256,766.

Cash flows provided by investing activities for the six months ended October 31, 2012 was $350,684, due to the net proceeds of RISC contracts of $272,954 and the net liquidation of motorcycles under operating leases of $77,730.

We met our cash requirements during the six month period through net proceeds of notes and convertible notes  payable of $360,134 as follows: net proceeds from the sale of common and preferred equity in the amount of $455,211: net proceeds from the sale of common and preferred equity of a subsidiary in the amount of $55,000: net proceeds from the sale of convertible notes in the amount of $193,500: and a Director loaned the Company $6,500 on a non-interest bearing basis. We made net payments on senior secured debt financing of $322,952 and payments on notes payable in the amount of $27,125. Additionally, we have received limited revenues from leasing and financing motorcycles and other vehicles, and fees from our municipal lease program.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At October 31, 2012 we had 9 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2012 and 2011 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Revenue Recognition

The RISCs are secured by liens on the titles to the vehicles. The RISC’s are accounted for as loans.  Upon purchase, the RISCs appear on our balance sheet as RISC loans receivable current and long term. When the RISC is entered into our accounting system, based on the customer's APR (interest rate), an amortization schedule for the loan on a simple interest basis is created. Interest is computed by taking the principal balance times the APR rate then divided by 365 days to get your daily interest amount. The daily interest amount is multiplied by the number of days from the last payment to get the interest income portion of the payment being applied. The balance of the payment goes to reducing the loan principal balance.

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

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On September 7, 2012, the Company issued 1,000,000 Shares of its common stock (“Initial Issuance”) to Ironridge Global IV, Ltd. (“Ironridge”). The Initial Issuance was pursuant to an Order for Approval of Stipulation for Settlement of Claims (“Order”) between the Company and Ironridge, in settlement of $313,910 of accounts payable to attorneys and accountants of the Company which Ironridge had purchased from certain creditors of the Company (the “Claim Amount”). The Order was entered on August 31, 2012 by the Superior Court of the State of California, County of Los Angeles, and Central District.  On September 28, 2012, Ironridge and the creditors terminated their arrangement and Ironridge and the Company then terminated their Settlement and Ironridge returned the Initial Issuance shares to the Company. There are no further claims between the Company and Ironridge.

On December 18, 2012, a suit was filed by the Company, as plaintiff, asserting claims against a former credit provider seeking substantial damages for the credit provider's alleged breaches of fiduciary duties it owed to the Company, among other causes of action the Company has alleged in a Complaint filed in the United States District Court for the Southern District of New York.  There can be no assurance that the Company will prevail on any of its claims in this action.

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

During the three months ended October 31, 2012 the Company:

•	Sold 705,708 shares of common stock to eighteen accredited investors for $319,500
•	Issued to 205,320 shares of common stock to three investors upon conversion of $114,535 of notes and accrued interest.
•	Issued 172,762 shares valued at $141,295 to six investors pursuant to the terms of their agreements
•	Issued 126,006 shares valued at $108,403 to four consultants pursuant to the terms of their agreements.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURE

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

SPARTA COMMERCIAL SERVICES, INC.

Date: December 26, 2012	By: /s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: December 26, 2012	By: /s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer