Form 10-Q
period 2013-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2013-03-25
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number: 0-9483

SPARTA COMMERCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0298178
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

370 Lexington Avenue, Suite 1901, New York, NY 10017
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

As of March 20, 2013, we had 13,161,915 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2013

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2013	April 30, 2012
	UNAUDITED
ASSETS
Cash and cash equivalents	$24,903	$19,138
RISC loan receivables, net of reserve of $811 and $15,276, respectively (NOTE D)	10,774	290,235
Motorcycles and other vehicles under operating leases net of accumulated depreciation of $39,911 and $120,151 respectively, and loss reserve of $6,464 and $10,498, respectively (NOTE B)	119,265	243,284
Interest receivable	-	3,807
Accounts receivable	245,648	162,350
Inventory (NOTE C)	3,175	25,885
Property and equipment, net of accumulated depreciation and amortization of $193,568 and $187,842, respectively (NOTE E)	15,773	21,499
Goodwill	10,000	10,000
Restricted cash	-	54,937
Other assets	40,165	9,628
Deposits	40,568	48,967
Total assets	$510,271	$889,730

LIABILITIES AND DEFICIT

Liabilities:

Accounts payable and accrued expenses	$1,429,369	$1,267,160
Senior secured notes payable (NOTE F)	181,527	516,012
Notes payable net of beneficial conversion feature of $261,867 and $33,979, respectively (NOTE G)	1,731,137	1,791,692
Loans payable-related parties (NOTE H)	393,260	386,760
Derivative liabilities	381,899	374,697
Total liabilities	4,117,192	4,336,321

Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 157 shares issued and outstanding, respectively	1,570	1,570
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 740,000,000 shares authorized, 12,234,962 and 8,668,123 shares issued and outstanding, respectively	12,235	8,668
Common stock to be issued, 510,930, and 1,125,099 respectively	511	1,125
Preferred stock B to be issued, 49.01 and 41.09 shares, respectively	-	-
Additional paid-in-capital	37,796,170	35,209,835
Subscriptions receivable	(2,118,309)	(2,118,309)
Accumulated deficit	(40,047,271)	(37,265,135)
Total deficiency in stockholders' equity	(4,342,594)	(4,149,745)
Noncontrolling interest	735,673	703,154
Total Deficit	(3,606,921)	(3,446,592)
Total Liabilities and Deficit	$510,271	$889,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2013 AND 2012
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Revenue
Rental income, leases	$23,573	$36,818	$85,537	$99,128
Interest income, loans	7,223	21,206	23,675	87,278
Information technology	86,878	67,652	297,918	203,070
Other	19,617	14,202	126,362	49,737
Total Revenues	137,291	139,878	533,492	439,213

Operating expenses:
General and administrative	561,095	552,785	2,131,264	1,923,278
Depreciation and amortization	14,603	20,794	48,341	57,513
Total operating expenses	575,698	573,579	2,179,605	1,980,791

Loss from operations	(438,407)	(433,701)	(1,646,113)	(1,541,578)

Other (income) expense:
Interest expense and financing cost, net	63,688	165,385	264,364	372,635
Non-cash financing costs	17,239	19,794	213,684	98,437
Amortization of debt discount	205,577	33,945	585,276	97,222
Loss (gain) in changes in fair value of derivative liability	88,995	(36,915)	(24,111)	(515,199)
Total Finance Related Expenses	375,497	182,209	1,039,213	53,095

Net loss	(813,904)	(615,910)	(2,685,326)	(1,594,672)

Net loss attributed to noncontrolling interest	12,711	2,236	22,481	20,945

Preferred dividend	(39,764)	(39,776)	(119,291)	(119,291)

Net loss attributed to common stockholders	$(840,959)	$(653,450)	$(2,782,136)	$(1,693,018)

Basic and diluted loss per share	$(0.07)	$(0.08)	$(0.26)	$(0.22)

Basic and diluted loss per share attributed to common stockholders	$(0.07)	$(0.08)	$(0.26)	$(0.23)

Weighted average shares outstanding	11,578,580	7,827,927	10,527,195	7,264,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2013
UNAUDITED

										Additional		Non-
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be issued		Subscriptions	Paid In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance April 30, 2012	125	$12,500	157	$1,570	8,668,123	$8,668	1,125,099	$1,125	$(2,118,309)	$35,209,835	$(37,265,135)	$703,154	$(3,446,592)
Reverse split correction					5,000	5	(1,000)	(1)		(466)			(462)
Preferred dividend to be issued										118,706			118,706
Derivative liability reclassification										776,851			776,851
Sale of common stock					1,467,670	1,467	(77,430)	(77)		621,260			622,650
Shares issued for financing cost and accounts payable					269,320	270	(90)	-		208,415			208,685
Shares issued for conversion of notes and interest					1,339,430	1,340	(526,750)	(527)		352,973			353,785
Stock compensation					476,520	476				335,256			335,732
Purchase of assets for stock					8,899	9	(8,899)	(9)					-
Employee options expense										173,340			173,340
Sale of subsidiary's preferred stock												55,000	55,000
Net loss											(2,782,136)	(22,481)	(2,804,617)
Balance January 31, 2013	125	$12,500	157	$1,570	12,234,962	$12,235	510,930	$511	$(2,118,309)	$37,796,170	$(40,047,271)	$735,673	$(3,606,921)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2013 AND 2012
(UNAUDITED)

	Nine Months Ended
	January 31
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,782,136)	$(1,693,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment for reverse split	(462)	-
Dividend on preferred stock	118,706	118,693
Loss allocable to non-controlling interest	(22,481)	(20,945)
Depreciation and amortization	48,341	69,211
Reduction in allowance for loss reserves	(18,499)	(21,143)
Change in fair value of derivative liabilities	(24,111)	(297,385)
Change in equity of subsidiary		1,129
Amortization of debt discount	585,276	(130,040)
Shares issued for debt and finance cost	208,684	144,764
Shares issued upon conversion of debt and interest	107,244
Equity based compensation	509,072	277,990
(Increase) decrease in operating assets:
Inventory	22,710	(849)
Interest receivable	-	(1,106)
Accounts receivable	(83,298)	(43,896)
Prepaid expenses and other assets	37,827	(9,355)
Restricted cash	54,937	4,390
Portfolio		17,059
Increase (decrease) in operating liabilities:
Deferred revenue/expense		138,405
Accounts payable and accrued expenses	100,922	418,501
Net cash used in operating activities	(1,137,268)	(1,027,596)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchase) liquidation of leased vehicles	90,566	(84,468)
Net liquidation of RISC contracts	293,926	459,338
(Purchase) of equipment	-	(6,082)
Net cash provided by investing activities	384,492	368,789
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of subsidiary stock	55,000	270,455
Net proceeds from sale of common stock	622,650	143,050
Net payments to senior lender	(334,485)	(318,114)
Net proceeds from convertible notes	436,000	547,865
Net payments on notes payable	(27,125)	18,000
Net loan proceeds from other related parties	6,500	-
Net cash provided by financing activities	758,540	661,256
Net Increase in cash	$5,764	$2,449

Unrestricted cash and cash equivalents, beginning of period	$19,138	$10,786
Unrestricted cash and cash equivalents , end of period	$24,902	$13,235

Cash paid for:
Interest	$65,954	$91,888
Income taxes	$3,331	$3,059

Non cash investing and financing activities (Note M)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2013 and for the three and nine month periods ended January 31, 2013 and 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2012 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

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

The results of operations for the three and nine months ended January 31, 2013 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2013.

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
JANUARY 31, 2013

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

ASC 740-10, “Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2012 or the three months or nine months ended January 31, 2013.

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
JANUARY 31, 2013

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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  At January 31, 2013 and April 30, 2012, the Company has no items of other comprehensive income.

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
JANUARY 31, 2013

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the three months ended January 31, 2013 and January 31, 2012, the Company incurred $2,000 and $2,812 in advertising costs, respectively. During the nine months ended January 31, 2013 and January 31, 2012, the Company incurred $5,000 and $11,900 in advertising costs, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.07 and $0.08 for the three months ended January 31, 2013 and 2012, respectively, and $0.26 and $0.22 for the nine months ended January 31, 2013 and 2012, respectively.  At January 31, 2013 and 2012, 4,427,053 and 3,036,512 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss of $2,782,136 and $1,693,018 during the nine months ended January 31, 2013, and January 31, 2012, respectively and $2,150,333 for the year end April 30, 2012.  The Company had a negative net worth of $3,606,921 at January 31, 2013.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

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

NOTE B – MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at January 31, 2013 and April 30, 2012 consist of the following:

	January 31,	April 30,
	2013	2012

Motorcycles and other vehicles	$165,640	$373,933
Less: accumulated depreciation	(39,911)	(120,151)
Motorcycles and other vehicles, net of accumulated depreciation	125,729	253,782
Less: estimated reserve for residual values	(6,464)	(10,498)
Motorcycles and other vehicles under operating leases, net	$119,265	$243,284

Depreciation expense for vehicles for the three and nine months ended January 31, 2013 was $13,054 and $42,615, respectively.  Depreciation expense for vehicles for the three and nine months ended January 31, 2012 was $17,920 and $48,665, respectively.

NOTE C – INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease.  Inventory is carried at the lower of depreciated cost or market (wholesale), applied on a specific identification basis.  At January 31, 2013, the Company’s inventory of repossessed or returned vehicles valued at market (wholesale) was $3,175, which will be resold.

NOTE D – RETAIL (RISC) LOAN RECEIVABLES

In August 2012, the Company sold the majority of its RISC loan receivables and used the proceeds to pay off the associated bank debt. The Company is servicing the sold loans. The remaining RISC loan receivables, which are carried at cost, were $11,585 and $305,511 at January 31, 2013 and April 30, 2012, respectively, including deficiency receivables of $4,304 and $21,513, respectively. All of the RISC loan receivables are due during the next twelve months. Certain of the assets are pledged as collateral for the note described in Note F.

We consider our portfolio of retail (RISC) loan receivables to be homogenous and consist of a single segment and class.  Consequently we analyze credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

We consider an RISC contract delinquent when an obligor fails to make a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due.  Contracts less than 31 days delinquent are not included.  The following table summarizes the delinquency status of finance receivables as of January 31, 2013 and April 30, 2012:

	January 31, 2013	April 30, 2012
Delinquency Status
Current	$3,318	$273,204
31-60 days past due	1,415	1,680
61-90 days past due	2,200	3,628
91-120 days past due	348	5,486
	7,281	283,998
Paying deficiency receivables*	4,304	21,513
	$11,585	$305,511

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

RISC receivables totaling $13,947 and $22,065 at January 31, 2013 and April 30, 2012, respectively, have been placed on non-accrual status because of their bankruptcy status.

The following table presents a summary of the activity for the allowance for credit losses, for the nine months and year ended January 31, 2013 and April 30, 2012, respectively:

Allowance for credit losses	January 31, 2013	April 30, 2012
Balance at beginning of year	$15,276	$45,015
Provision for credit losses	12,021	32,922
Charge-offs	(26,486)	(62,661)
Recoveries*
Balance at end of period	$811	$15,276

*Excluded from RISC receivables are contracts that were previously classified as RISC receivables but were reclassified as inventory because we have repossessed the vehicles securing the RISC Contracts.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is included in the allowance for credit losses:

Inventory of repossessed vehicles	January 31, 2013	April 30, 2012
Gross balance of repossessions in inventory	$12,546	$31,833
Allowance for losses on repossessed inventory	(9,371)	(5,948)
Net repossessed inventory	$3,175	$25,885

· The rough wholesale value of inventory at January 31, 2013 was $3,175.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

NOTE E – PROPERTY AND EQUIPMENT

Major classes of property and equipment at January 31, 2013 and April 30, 2012 consist of the followings:

	January 31, 2013	April 30, 2012
Computer equipment, software and furniture	$209,341	$209,341
Less: accumulated depreciation and amortization	(193,568)	(187,842)
Net property and equipment	$15,773	$21,499

Depreciation and amortization expense for property and equipment was for the three months and nine months ended January 31, 2013 were $1,549 and $5,726, respectively, and $11,116 for the year ended April 30, 2012.  Depreciation and amortization expense for the three and nine months ended January 31, 2012 were $2,874 and $8,848, respectively.

NOTE F – NOTES PAYABLE TO SENIOR LENDERS

	January 31, 2013	April 30, 2012
Senior secured institutional lender (a)	$-	$288,815
Secured, subordinated, individual lender (b)	166,228	208,561
Secured, subordinated, individual lender (c)	15,299	18,636
Total	$181,527	$516,012

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

b)	From July 2012 through January 2013, the Company borrowed $166,228, net of repayments, from an investor and collateralized the loan with certain unpledged leases.

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

 At January 31, 2013, the senior notes payable mature as follows:

12 Months Ended
January 31,	Amount
2014	$108,201
2015	73,326
2016	-
$181,527

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

NOTE G – NOTES PAYABLE

	January 31, 2013	April 30, 2012
Notes convertible at holder’s option (a)	$1,603,004	$1,385,671
Notes convertible at Company’s option (b)	-	25,000
Notes with interest only convertible at Company’s option (c)	360,000	360,000
Non-convertible notes payable (d)	30,000	55,000
Subtotal	1,993,004	1,825,671
Less, Debt discount	(261,867)	(33,979)
Total	$1,731,137	$1,791,692

During the year ended April 30, 2012, the Company renegotiated the terms and conditions of the majority of its notes outstanding and has reclassified and consolidated those notes as indicated in the above table.

(a)
Notes convertible at holder’s option consists of: (i) a $1,075,105, 8% note originally due April 30, 2013, but subsequently amended to such time as the law suit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated, convertible at the holder’s option at $0.495 per share. The Company has recorded a $663,403 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note ;  (ii) a $32,500 8% note due June 19, 2013, a $37,500 8% note due September 5, 2013, and a $25,000 8% note due October 17, 2013. The Company has recorded beneficial conversion discounts of $23,535, $27,156, and $18,104, respectively, for these notes. The discounts are being fully amortized over the terms of the notes.   All of these notes are convertible at the note holder’s option at a variable conversion price such that during the period during which the notes are outstanding, with both notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). Convertible notes issued in prior periods were converted into common stock in the current period (see Note I). The Company has reserved up to 1,488,232 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are  not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full; (iii)  a $103,399, 12% note due August 31, 2012, convertible at the holder’s option at $3.75 per share, the Company is paying $2,000 in monthly penalty shares on this note until the note is paid in full (the # of shares is based on the five day volume weighted average closing price of the Company’s common stock for the five trading days prior to the 19th of each month); (iv) seven notes aggregating $118,250, all due October 30, 2013 with interest ranging from 15% to 20%, the Company is paying 667 monthly penalty shares until the note is paid in full on one  $25,000 note which had been past due, all of the notes are convertible at the holder’s option at $0.375 per share. The Company has recorded a $5,340 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes ;  (v) three notes aggregating $106,250, all due October 30, 2013 with interest ranging from 20% to 25%, all of the notes are convertible at the holder’s option at $0.375 per share. The Company has recorded a $6,120 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes; (vi) a $50,000, 8% convertible note due August 4, 2013, convertible at the holder’s option at the lower of $0.37 or the closing market price on the day of conversion. The note holder received 10,000 shares of common stock as inducement for the note. The note carries an 18% default interest rate. The Company has recorded a $35,136 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note; and (vii) a 55,000, 5% convertible note due August 10, 2013. This lender has committed to lend up to $165,000 (one hundred sixty five thousand). The Lender initially advanced $50,000 against the $165,000. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $23,572 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note. During the nine month period ending January 31, 2013, the Company wrote off $10,798 in beneficial conversion discount on notes which were fully converted.

(b)	Convertible at Company’s option, this note was paid in full during the quarter ended July 31, 2012.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

(c)
Notes with interest only convertible at Company’s option consist of: (i) two 22% notes in the amounts of $10,000 each, due October 31, 2012 and August 30, 2012 respectively, and a $25,000 note due May 1, 2011, was extended to October 31, 2012. The Company is paying the note holder 3,334 shares per month until the note is paid or renegotiated. Interest is payable on all three notes at the Company’s option in cash or in shares at the rate of $1.50 per share; and (ii) a $315,000, 12.462% note due April 30, 2013. Interest is payable quarterly with a minimum or $600 in cash with the balance payable in cash or stock at the Company’s option  as calculated as the volume weighted average price of the Company’s common stock for the ten day trading period immediately preceding the last day of each three month period.

(d)
Non-convertible notes consist of a $30,000 note due October 31, 2012 which bears no interest; the Company has agreed to pay 2,667 monthly penalty shares until the note is paid in full on this note which had been past due.

Amortization of Beneficial Conversion Feature for the three and nine months ended January 31, 2013 was $205,577 and $585,276, respectively.

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

The change in fair value of the derivative liabilities of warrants outstanding at January 31, 2013 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	0.49%
Expected stock price volatility	190%
Expected dividend payout	0
Expected options life in years(a)	2.77

The change in fair value of the derivative liabilities of convertible notes outstanding at January 31, 2013 was calculated with the following average assumptions , using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	0.12%
Expected stock price volatility	190%
Expected dividend payout	0
Expected options life in years(a)	0.56

NOTE H –RELATED PARTIES TRANSACTIONS

As of January 31, 2013 and April 30, 2012, aggregated loans payable, without demand and with no interest, to officers and directors were $393,260 and $386,760, respectively.  At January 31, 2013 and April 30, 2012, included in accounts receivable, are $0 and $10,190, respectively, due from American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

NOTE I – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 stated value per share, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 740,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of January 31, 2013 and April 30, 2012, respectively.  The Company had 157 and 157 shares of Series B preferred stock issued and outstanding as of January 31, 2013 and April 30, 2012, respectively.  The Company had no shares of Series C preferred stock issued and outstanding as of January 31, 2013 and April 30, 2012, respectively. The Company has 12,234,962 and 8,668,123 shares of common stock issued and outstanding as of January 31, 2013 and April 30, 2012, respectively.

Preferred Stock Series A

No shares of Preferred Stock Series A were issued during the nine months ended January 31, 2013. However, $573 preferred stock dividends, payable in Preferred Stock Series A shares, were declared during the nine months ended January 31, 2013.

Preferred Stock Series B

No shares of Preferred Stock Series B were issued during the nine months ended January 31, 2013. However, $118,718 preferred stock dividends, payable in Preferred Stock Series B shares, were declared during nine months ended January 31, 2013.

Preferred Stock Series C

No shares of Preferred Stock Series C were issued during the nine months ended January 31, 2013.

Common Stock

During the nine months ended January 31, 2013 and the nine months ended January 31, 2012, the Company expensed $509,072 and $277,990 , respectively, for non-cash charges related to stock and option compensation expense.

During the nine months ended January 31, 2013, the Company:

• issued 829,459 shares of common stock which had been classified as to be issued at April 30, 2012,
• sold 1,390,240 shares of common stock to eighteen accredited investors for $622,650,
• issued 812,680 shares of common stock upon the conversion of $353,785 principal amount of convertible notes and accrued interest thereon,
• issued 269,230 shares of common stock valued at $208,685 pursuant to terms of various notes and accounts payable,
• issued 476,520 shares of common stock valued at $335,732 pursuant to consulting agreements, included in the $509,072 above, and
• the Company’s majority owned subsidiary, Specialty Reports, Inc., sold 11 shares of its Series C Preferred stock to four accredited investors for $55,000.

NOTE J – NONCONTROLLING INTEREST

In May 2010, the Company formed Specialty Reports, Inc., a Nevada Corporation (“SRI”), for the purpose of acquiring all of the assets of Cyclechex, LLC, a Florida limited liability company. Cyclechex, LLC’s sole business was an e-commerce business which acquired the relevant motorcycle data and sold the data in the form of Cyclechex Motorcycle History Reports© over the internet to consumers and dealers. As part of the transaction, the Company issued 24% of SRI common stock, valued at $10,000, to the sole owner of Cyclechex, LLC. In January 2013, the Company purchased, for a nominal amount, 140,000 (14%) shares of SRI common stock bringing the Company’s ownership to ninety percent.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

During the nine months ended January 31, 2013, SRI sold 11 shares of its Series C Preferred stock to four qualified investors for $55,000.  The Series C Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by Specialty Reports at any time after one year. Each share is convertible at the holder’s option at any time into either 1,000 shares of Specialty Reports, Inc. common stock or 2,000 shares of Sparta Commercial Services common stock

For the nine months ended January 31, 2013, the non-controlling interest is summarized as follows:

Amount
Balance at April 30, 2012	$703,154
Issuance of Series A Preferred Stock	-
Issuance of Series B Preferred Stock	-
Issuance of Series C Preferred Stock	55,000
Non-controlling interest’s share of losses	(22,481)
Balance at January 31, 2013	$735,673

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

The table below summarizes the fair values of our financial liabilities as of January 31, 2013:

	Fair Value at	Fair Value Measurement Using
	January 31,
	2013	Level 1	Level 2	Level 3
Derivative liability	$381,899	$-	$-	$381,899

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

Changes in Derivative liability during the nine months ended January 31, 2013 were:

		Increased	Decrease
	April 30,	During	in Fair	January 31,
	2012	Period	Value	2013

Derivative liability	$374,697	$340,800	$333,598	381,899
Total	$374,697	$340,800	$333,598	$381,899

$16,909 of derivative liability was written off during the period.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Revenues:
SRI	$86,878	$67,562	$297,918	$203,070
SCS	50,413	72,226	235,574	236,143
Total Revenues	$137,291	$139,878	$533,492	$439,213

Cost of Sales:
SRI	$41,931	$18,000	$110,493	$66,610
SCS	n/a	n/a	n/a	n/a
Total Cost of Sales	$41,931	$18,000	$110,493	$66,610

Gross Profit:
SRI	$44,947	$49,652	$187,425	$136,460
SCS	50,413	72,226	235,574	236,143
Total Gross Profit	$95,360	$121,878	$422,999	$372,603

All of the Company’s assets as of January 31, 2013 and 2012 were attributable to U.S. operations. SRI commenced operations in May 2010 and is 90% owned by the Company. There is no significant geographical concentration of the Company’s revenues within the United States. The Company’s revenues from outside of the United States are less than one percent.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

NOTE M – NON-CASH FINANCIAL INFORMATION

During the nine months ended January 31, 2013, the Company:

●	Classified $834,285 as original debt discount on convertible notes payable and amortized $606,397 of debt discount during the period.
●	Issued 812,680 shares of common stock upon the conversion of $241,542 principal amount of convertible notes and $107,243 of accrued interest there on.
●	Issued 269,230 shares of common stock valued at $208,685 pursuant to the terms of the notes.
●	Issued 829,459 shares of common stock which had been classified as to be issued at April 30, 2012.

NOTE N – SUBSEQUENT EVENTS

In February and March 2013, the Company

•	Sold to five accredited investors, 321,972 shares of common stock for $86,905.
•
Borrowed from an institutional investor, $20,000 at 8% due November 11, 2013, convertible at the note holder’s option at a variable conversion price such that during the period during which the note is outstanding,  the note is convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 1,488,232 shares of its common stock for conversion pursuant to the terms of the note and two other notes outstanding to this investor aggregating $62,500. The Company has recorded a $14,486 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note

•
Borrowed a second 55,000, 5% convertible note due February 13, 2014. This lender has committed to lend up to $165,000 (one hundred sixty five thousand) of which we have borrowed $110,000. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $23,572 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note.

•	Issued 207,103 shares of common stock which had been listed as to be issued at January 31, 2013.
•	Issued 39,159 shares of common stock valued at $18,587 pursuant to terms of the notes.
•	Issued 56,000 shares of common stock valued at $21,930 to three consultants.
•	Issued 40,000 shares valued at $13,200 for legal services.
•	Issued 236,705 shares for conversion of $91,881 on notes and accrued interest thereon.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

NOTE O – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements during the period January 1, 2001 (date of inception) through January 31, 2013, the Company incurred loss of $40,047,271.  Of these losses, $2,782,136 was incurred in the nine months ending January 31, 2013 and $1,693,018 in the nine months ending January 31, 2012.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended January 31, 2013 to the Three Months Ended January 31, 2012

For the three months ended January 31, 2013 and 2012, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $137,291 during the three months ended January 31, 2013 as compared to $139,878 during the three months ended January 31, 2012.  Current period revenue was comprised of $86,878 in information technology revenue, $ 23,573 in lease revenue, $7,223 in interest income from RISC loans, and $19,617 in other income.  Prior period revenue was comprised of $67,652 in information technology revenue, $36,818 in lease revenue, $21,206 in interest income from RISC loans, and $14,202 in other income.  This $2,587 (1.8%) decrease in total revenues was due to the $19,226 (28.4%) increase in information technology revenues, and the $5,415 (38.1%) increase in other income, offset by the continued run-off of our RISC loan portfolio which income declined $13,983 (65.9%) and our rental income from leases declined by $13,245 (36%).  The run-off of our portfolios will continue as we transition from a provider of financial services to a provider of information technology products to the powersports and automotive markets. We expect continued improvement in information technology revenues from Specialty Reports, Inc.

Costs and Expenses

General and administrative expenses were $561,095 during the three months ended January 31, 2013, compared to $552,785 during the three months ended January 31, 2012, up $8,310 (1.5%).  Expenses incurred during the current three month period consisted primarily of the following expenses: direct costs of information technology products, $41,931; compensation and related costs, $228,692; accounting, audit and professional fees, $11,038; consulting fees, $78,422; rent, utilities and telecommunications expenses $51,537; travel and entertainment, $2,857; and stock based compensation, $80,897.  Expenses incurred during the comparative three month period in 2012 consisted primarily of the following expenses: direct costs of information technology products, $18,000; compensation and related costs, $197,669; accounting, audit and professional fees, $13,490; consulting fees, $8,580; rent, utilities and telecommunications expenses $63,740; travel and entertainment, $4,047; and stock based compensation, $160,212.

Net Loss

We incurred a net loss before preferred dividends of $813,904 for our three months ended January 31, 2013 as compared to $615,910 for the corresponding interim period in 2012, a $197,993 or 32.2% increase in net loss.  The increase in our net loss before preferred dividends for our three month interim period ended January 31, 2013 was attributable primarily to the $2,587 or 1.8% decrease in revenue, a $2,119 or 0.4% increase in operating expenses, a $101,697 or 61.5% decrease in interest and financing costs, a $2,557 or 12.9% decrease in non-cash financing costs, a $171,632 or 506% increase in the amortization of debt discount, and a $125,910 or 341% increase in the change in fair value of derivative liabilities.

We also incurred non-cash preferred dividend expense of $39,764 for our three month period ended January 31, 2013, with a dividend expense of $39,776  in the corresponding interim period of 2012. The $187,509 or 28.7% increase in net loss attributable to common stockholders for our three month period ended January 31, 2013 was due to the factors described above, and the $10,475 or 468.4% increase in net loss attributed to the non-controlling interest. In January 2013, the Company purchased, for nominal cost, fourteen percent of the common stock of Specialty Reports, Inc. (“SRI”) bringing the Company’ ownership to  ninety percent. This resulted in the Company’s recognizing ninety percent of SRI’s losses, on a primary basis, as opposed to the seventy-six percent recognized in prior periods.

Comparison of the Nine Months Ended January 31, 2013 to the Nine Months Ended January 31, 2012

For the nine months ended January 31, 2013 and 2012, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $533,492 during the nine months ended January 31, 2013 as compared to $439,213 during the nine months ended January 31, 2012.  Current period revenue was comprised of $297,918 in information technology revenue, $85,537 in lease revenue, $23,675 in interest income from RISC Loans and $126,362 of other income.  Prior period revenue was comprised of $203,070 in information technology revenue, $99,128 in lease revenue, $87,278 in interest income from RISC Loans and $49,737 of other income. This increase in revenues was due primarily to the $94,848 (46.7%) increase in information technology income, and the $76,625 (154%) increase in other income, primarily from a $56,441 one-time gain on disposition of vehicles, all offset by a $13,591 (13.7%) decline in rental income from leases, and a $63,603 (72.9%) decline in income from loans due to the sale of the majority of our RISC portfolio and the continued run-off of our remaining RISC loan portfolio. The run-off of our portfolios will continue as we transition from a provider of financial services to a provider of information technology products to the powersports and automotive markets. We expect continued improvement in information technology revenues from Specialty Reports, Inc.

Costs and Expenses

General and administrative expenses were $2,131,264 during the nine months ended January 31, 2013, compared to $1,923,278 during the nine months ended January 31, 2012, an increase of $207,986 or 10.8%.  Expenses incurred during the current nine month period consisted primarily of the following expenses: compensation and related costs, $694,099; accounting, audit and professional fees, $128,174; consulting fees, $162,848; rent, utilities and telecommunication expenses $250,873; travel and entertainment, $9,554; and non-cash stock based compensation, $509,072.  Expenses incurred during the comparative nine month period in 2012 consisted primarily of the following expenses: compensation and related costs, $865,862; accounting, audit and professional fees, $127,198; consulting fees, $101,922; rent, utilities and telecommunication expenses $247,238; travel and entertainment, $12,196; and non-cash stock based compensation, $277,990.

For the nine months ended January 31, 2013, we incurred: interest expenses and financing costs of $264,364, a non-cash charge of $213,684 related to shares of common stock and warrants issued for financing cost, a charge of $585,276 for beneficial conversion discounts, and a non-cash gain of $24,111for change in derivative liabilities. For the nine months ended January 31, 2012, we incurred: interest expenses and financing costs of $372,635, a non-cash charge of $98,437 related to shares of common stock and warrants issued for financing cost, a charge of $97,222 for beneficial conversion discounts, and a non-cash gain of $515,199 for change in derivative liabilities.

Net Loss

We incurred a net loss before preferred dividends of $2,685,326 for our nine months ended January 31, 2013 as compared to $1,594,672 for the corresponding interim period in 2012.  The $1,090,653 or 68.4% increase in our net loss before preferred dividends for our nine month interim period ended January 31, 2013 was attributable to:  the $94,279 or 21.5%, increase in revenue; a $198,813 or 10% increase in operating expenses; a $108,271 or  29.1% decrease in interest expense: a $115,247 or 117.1% increase in non-cash financing costs;  a $488,054 or 502% increase in amortization of debt discount; and a $491,088 or 95.3% decrease in the gain in change of fair value of derivative liabilities. The net loss was partially off-set by $22,481 loss attributed to non-controlling interest.   In January 2013, the Company purchased, for nominal cost, fourteen percent of the common stock of Specialty Reports, Inc. (“SRI”) bringing the Company’ ownership to  ninety percent. This resulted in the Company’s recognizing, on a primary ownership basis, ninety percent of SRI’s losses as opposed to the seventy-six percent recognized in periods prior to the quarter ending January 31, 2012.

We also incurred non-cash preferred dividend expense of $119,291 for our nine month periods ended January 31, 2013 and 2012.

Our net loss attributable to common stockholders increased to $2,782,136 for our nine month period ended January 31, 2013 as compared to $1,693,018 for the corresponding period in 2012.  The $1,089,117 increase in net loss attributable to common stockholders for our nine month period ended January 31, 2013 was due to the factors described above and the $1,536 or 7.3% increase in net loss attributed to the non-controlling interest.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2013, we had a negative net worth of $3,606,921.  We generated a deficit in cash flow from operations of $1,137,267 for the nine months ended January 31, 2013.  This deficit is primarily attributable to our net loss of $2,782,136 partially offset by depreciation and amortization of $48,341, Preferred Stock dividends of $118,706, and net other non-cash charges totaling $1,344,723, and to changes in the balances of current assets and liabilities.  Accounts payable and accrued expenses increased by $100,923, receivables increased $83,298, inventory decreased $22,710, prepaid expenses and other assets decreased by $37,827, and restricted cash declined by $54,937.

Cash flows provided by investing activities for the nine months ended January 31, 2013 was $384,492 primarily due to the net proceeds of RISC contracts of $293,926 and the net liquidation of motorcycle and vehicle leases of $90,566.

We met our cash requirements during the nine month period through net proceeds from the sale of common stock in the amount of $622,650, sale of preferred equity in our subsidiary in the amount of $55,000, the sale of convertible and other notes of $436,000, and net loans from related parties of $6,500.  We made payments on senior secured debt financing of $334,485 and on notes payable in the amount of $27,125. Additionally, we have received limited revenues from leasing and financing motorcycles and other vehicles, fees from our municipal lease program, and from our subsidiary, Specialty Reports, Inc.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At January 31, 2013, we had 9 full time employees.  If we are able to fully implement our business plan, we anticipate our employment base may increase by approximately 50% during the next twelve months.  As we continue to expand, we will incur additional cost for personnel.  This projected increase in personnel is dependent upon our obtaining sources of financing and generating additional revenues from our information technology products and services.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Our annual results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters.  Particularly at our early stage of development in the information technology sector, such accounting treatment can have a material impact on the results for any quarter.  Due to the foregoing factors, among others, it is likely that our operating results may fall below our expectations or those of investors in some future quarter.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Additionally, if we fail to remain current on our reporting requirements or if our common stock is removed from trading on any recognized domestic market, the majority of our debt securities would be placed in default.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In our assessment of the effectiveness of internal control over financial reporting, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day to day operations; and
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates, or as of the last day thereof, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended January 31, 2013, The Company:

•	Sold 502,643 shares of common stock to seven accredited investors for $167,500.
•	Issued to 422,400 shares of common stock to three investors upon conversion of $127,186 of notes and accrued interest.
•	Issued 60,815 shares valued at $22,955 to four investors pursuant to the terms of their agreements
•	Issued 100,000 shares valued at $32,000 to five consultants.
•	Issued 97,214 shares valued at $45,558 to three consultants pursuant to the terms of their agreements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
10.1
Motorcycle Lease Warehousing Master Lease Funding Agreement dated September 28, 2012 between registrant and Vion Operations LLC (incorporated by reference to Exhibit 10 of Form 8-K filed on September 29, 2012)

10.2
Motorcycle Lease Warehousing Master Services Agreement dated September 28, 2012 between registrant and Vion Operations LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 29, 2012)

11
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

SPARTA COMMERCIAL SERVICES, INC.

Date: March 25, 2013	By: /s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: March 25, 2013	By: /s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer