Form 10-K
period 2013-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2013-08-13
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, on October 31, 2012 was $5,537,194

As of July 31, 2013, we had 16,265,640 post-split shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPARTA COMMERCIAL SERVICES, INC.

PART I

ITEM 1.                 BUSINESS

General Overview

Sparta Commercial Services, Inc. ("Sparta" "we," "us," or the "Company") is a Nevada corporation. Historically, we were an independent financial services provider, offering consumer retail installment sales contracts (“RISCs”) and both consumer and commercial lease financing to the powersports industry. During the fiscal year ended April 30, 2011, we formed Specialty Reports, Inc. to provide vehicle history reports to consumers, powersports, recreational vehicle, and automotive dealerships, and other entities such as credit unions, original equipment manufacturers, and auction houses; and to provide mobile applications (“mobile apps”) initially to powersports, automotive and marine dealerships. In August 2012, we sold all of our preforming RISCs and discontinued offering both RISCs and consumer leases and focused on developing and marketing our vehicle history reports and mobile app products. We continue to offer municipal lease financing.

Our offices are located at 370 Lexington Avenue, Suite 1901, New York, NY 10017, telephone number:  (212) 239-2666. We maintain a website at www.spartacommercial.com.

We identify our ongoing information technology business in two reporting groups: vehicle history reports and mobile applications.

The vehicle history report group is currently marketing: Cyclechex Motorcycle History Reports©, RVchex™ RV History Reports, and CarVinReport Car History Reports. These reports contain extremely valuable information for consumers, dealers, insurers, auction houses, and lenders, about a vehicle’s history, such as disclosed damage, salvaged or rebuilt title brands, the number of previous owners, the last recorded odometer reading, the manufacturer’s original equipment, OEM recall data, and more. We assemble the data for these reports from multiple sources, including, but not limited to, governmental agencies, in order to provide the most current information available for the benefit of all interested parties. We believe our products offer a compelling value as they are priced modestly and we provide a “no-hassle,” ninety-day, 100% money-back guarantee. We are confident that our Specialty Reports provide buyers and sellers a peace of mind that comes from being able to make an informed decision.

The mobile applications group is currently marketing two mobile app products: Specialty Mobile Apps (“SMA”) and iMobile Apps (“iMA”). SMA is a customizable modular mobile application engine developed for powersports and automobile, recreational vehicle and marine dealers that allows them to login to our website and utilize a fully-customized dealer mobile application “mobile app” on their own schedule. Dealers can upload images, change colors and icons, customize the items displayed, send push notifications to their customers (app users) and create a fully branded experience. The mobile application is generated, packaged, and made available on-line to the dealer's customers through the Apple App Store and the Android Market. Additionally, as we build new features, and support more devices, customers will also be able to take advantage of these new platforms and features as well. In May 2012, we launched imobileapp.com.  iMA which, while similar to the SMA platform, is designed for multi-industry use with both semi- and fully-customized applications available. Typical markets for the iMA platform are: restaurants, hotels, medical & dental practices, real estate agencies, and attorneys.

VEHICLE HISTORY REPORTS

In May 2010, our subsidiary, Specialty Reports, Inc. (“SRI”) purchased substantially all of the assets of Cyclechex LLC, a Florida limited liability company, in consideration of an adjusted 10% equity interest in Specialty Reports.

Cyclechex LLC, formed in 2007, was in the business of providing basic motorcycle information, obtained by inputting the vehicle’s vehicle identification number (“VIN”) on the Cyclechex web-site, and receiving information as to the vehicle’s year of manufacture, name of manufacturer and specific model. SRI has expanded on the Cyclechex product offering to include salvage, reported damage, and other title history information. All of this information is now offered on the Cyclechex web site, www.cyclechex.com, in the form of the copyrighted Cyclechex Motorcycle History Report©. Similar reports are offered on Recreational Vehicles on our web site, www.RVchex.com. Subsequent to April 30, 2011, we introduced CarVinReport on our website www.Carvinreport.com. We plan to introduce Truckchex during the 2014 fiscal year.

In June 2010, Specialty Reports entered into an exclusive five year agreement with a U.S. government authorized third-party distributor of on-line data from National Motor Vehicle Title System (NMVTS) for NMVTIS data on motorcycles, scooters, ATVs and recreational vehicles.

NMVTIS is an information system that federal law required the United States Department of Justice to establish and to provide an electronic means to verify vehicle title, brand, and theft data among motor vehicle administrators, law enforcement officials, prospective purchasers and insurance carriers.  NMVTIS was initially authorized in the Anti-Car Theft Act of 1992 and reauthorized by the Anti-Car Theft Improvements Act of 1996. After passage of the 1996 reauthorization, responsibility was transferred from the U.S. Department of Transportation to the U.S. Department of Justice. The NMVTIS system is a Department of Justice program currently operated by the American Association of Motor Vehicle Administrators (AAMVA). The system also provides a means for states to share title information in order to prevent fraud and other crime.

NMVTIS was created to:
·	prevent the introduction or reintroduction of stolen motor vehicles into interstate commerce;
·	protect states, consumers (both individual and commercial), and other entities from fraud;
·	reduce the use of stolen vehicles for illicit purposes including funding of criminal enterprises; and
·	provide consumer protection from unsafe vehicles.

NMVTIS information is supplied by state motor vehicle agency records and entire sectors (e.g., insurance, auto recyclers/junk/salvage, etc.) addressed by the Anti-Car Theft Act. As opposed to purchasing information from specific businesses or companies, entities are required to provide specific information to NMVTIS in a specific format. NMVTIS is intended to serve as a reliable source of title and brand history for automobiles, motorcycles and other vehicles. However, there are certain pieces of vehicle history data that NMVTIS’ database does not contain; for example, a vehicle's repair history. Currently the data provided to NMVTIS by states is provided in a variety of time frames; while some report and update NVMTIS data in “real-time” (as title transactions occur) others send updates less frequently, such as once every 24 hours or within a period of days.

This information is available to consumers and dealers on Specialty Reports’ website located at www.cyclechex.com.  Cyclechex is similar to CARFAX® in that it provides on-line vehicle history reports, for a fee, based on the vehicle’s VIN.  However, neither CARFAX® nor AutoChek® offers information on motorcycles, scooters, ATVs or recreational vehicles.

      Consumer Benefits:

●	Purchase a report directly from the Cyclechex, RVchex or CarVinReport website, and
●	Purchase a report via an Affiliate website.

     Dealer Benefits:

●	Dealers purchase a “block” of history reports from Cyclechex, RVchex or CarVinReport (with pricing incentives to purchase a larger quantity of reports),
●	This will facilitate the dealers' acceptance of trade-in vehicles and add value to the purchase of any pre-owned motorcycle, RV, automobile, or light truck, and
●	Dealers may absorb the cost of the report or re-sell the report to their customer.

     Affiliate Program

●	Dealers and other industry sources may incorporate the Cyclechex, RVchex, or CarVinReport website link in their sales and marketing strategies, and
●	Affiliates will earn commission on any Cyclechex, RVchex, or CarVinReport history reports that are generated from their sites.

VEHICLE HISTORY REPORTS

Cyclechex Motorcycle History Reports

Cyclechex is an internet provider of Motorcycle History Reports exclusively dedicated to the powersports industry. The Cyclechex Motorcycle History Report® was the first history report product offered by Specialty Reports Inc. The Cyclechex Motorcycle History Report (Cyclechex.com) contains extremely valuable information for consumers, motorcycle dealers, insurers, auction houses, and lenders, about whether a specific pre-owned motorcycle is a specific model year, make, and model; if it has reported damage, title history including the last recorded odometer reading, any salvage or damaged titles, the manufacturer’s original equipment, OEM recall data, and more.

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

RVchex™ Recreational Vehicle History Reports

Our second history report product, RV History Reports (RVchex.com), contains important and valuable information about any reported damage, salvage, and other relevant data concerning a particular pre-owned RV. This critical information is available to any interested party by entering a seventeen digit Vehicle Identification Number (“VIN”) at our website. Our system is able to extract information from multiple data sources, including, but not limited to, government agencies throughout the United States. RVchex.com is committed to delivering up-to-date, accurate information to consumers, RV dealers, lenders, insurers, and other interested parties, and we offer a "no-hassle" 100% money-back guarantee.

CarVin Reports

Our third history report product, CarVINreport.com is an online provider of Automobile History Reports. The CarVinReport Car History Report (CarVINreport.com) contains extremely valuable information for consumers, dealers, insurers, auction houses, and lenders, about whether a specific pre-owned automobile has Salvage or Rebuilt Title status, sustained Flood Damage, the last recorded odometer reading, the manufacturer's original equipment, OEM recall data, and more. For consumers looking to buy a pre-owned automobile or a retail automobile dealer considering a trade-in or the purchase of other used automobiles, a CarVinReport Car History Report can be invaluable. And for those dealers who want to provide a higher level of confidence to a potential buyer about the true condition of the automobile being considered for purchase, the CarVinReport Car History Report is an outstanding sales support tool.

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

          Crushed Vehicles
          Disclosed Damage
          Last Recorded Odometer Reading
          Manufacturers’ Recall History
          Manufacturers’ Specifications
          Multi-State Searches
          Rebuilt Titles
          Salvage-Stolen Titles
          Salvaged or Damaged Titles
          VIN Decoding

MOBILE APPS

Specialty Mobile Apps (“SMA”) and iMobileapps (“iMA”).

SMA is a mobile application or computer software program (“app”) designed to help the user to perform singular or multiple related tasks on a handheld mobile device such as a smartphone or tablet. The SMA software platform initially developed for motorcycle, RV, auto and marine dealers provides a mobile framework from which we can easily create interactive, customized mobile applications for our vertical markets. The product provides an online platform so that dealers may easily utilize their fully customized app and manage its content. Additionally, it allows SRI and our software development team to manage licenses and retrieve reporting information. In May 2012, we launched www.iMobileApp.com.  iMA which, while similar to the SMA platform, is designed for multi industry use with both semi- and fully-customized applications available. Typical markets for the iMA platform are: Restaurants, Hotels, Medical & Dental Practices, Real Estate Agencies, and Attorneys.

The basic features of the Specialty Mobile Apps and the iMobileapps are:

Content Management System (“CMS”) - CMS is provided as a website that allows Dealers to upload images to their mobile app, change text content, change colors, organize the order of tabs, and publish updates to their application.

Mobile client framework (“MCF”) - MCF is software that is installed on the individual mobile devices and deployed to the various mobile devices through the Apple App Store, Android Market Place, and other similar distribution channels.

Dealer (Customer) contact information - The Dealer can elect to present the user with a registration screen on startup to collect information such as first-name, last-name, email address, and telephone number to allow for tracking of marketing information and to be able to push Individual notification messages for future functionality.

Multiple Location Support - Dealers will pay subscription fees multiplied by the number of store locations that they wish to include in their app.  Using the client customization portal the Dealer will be able to add locations to their application that will appear as content within the mobile app.

Hours of Operation - Each location is capable of having different time groups for hours of operation. For example, the given store may have the parts department open during one time frame, and the sales department open during another time frame. This information is entered by the Dealer in the CMS and then displayed to the end user.

Vehicle History Reports - Dealer will be able to allow users to request and retrieve vehicle history reports. The user will be required to create an account on the device or use an existing account. The account information is sent to Specialty Reports, Inc. to create a user account in their system. The user can then add credits to their account by entering credit card information into the device. Reports are retrieved from the appropriate Specialty Reports system (Cyclechex.com, RVchex.com or CarVinReport.com) and displayed to the user on their Smartphone or other mobile device; User will also be able to use QR (Quick Response, a two-dimensional bar code) codes to scan in VIN numbers that have been provided to the CMS system.

Quick Dial - Quick Dial is a menu option the Dealer can choose to make available to its customers. By tapping the Quick Dial option the mobile device will display a list of phone numbers as a quick convenience to the user, The Dealer can add, remove, and edit phone numbers that appear in the Quick Dial screen from their CMS.

Messages - Messages can be specific to individuals (if the Dealer has enabled first-time user data collection), or broadcast to all users of the application. The messages appear in a style similar to email within the specific mobile device.

Push Notifications - The device itself governs the display of push notifications. For example, both iPhone and Android have their own ways of providing notification messages to the screen of the device. By sending a push notification from the CMS to user Company's framework, integrates with the device’s push notification system to alert the user.

QR Code Scanner - The QR (Quick Recall) code scanner is technology that allows a user to take a photographic scan of a QR symbol and then interpret the digital contents and make a decision on what to do with the data. The Dealer is able to create QR codes from the CMS system and then specify the action that should occur for the URL when it is scanned with their mobile application. That could be opening a URL, running a vehicle history report, or any other appropriate function.

Marketing Materials - The CMS will allow Dealers to download stock artwork that helps them promote their products and services to their customers. Examples of this would be banners for website display.

Embeds Product Developer and SRI Branding - The “about screen” of the application contains information useful to the support of the product. It also contains a powered by the product developer’s logo and text. SRI can choose to use a different logo, but the Powered by the product developer’s text remains on the about screen.

App store and Google Android Distribution - All native applications will be deployed through the product developer’s App store and Android Market Place online accounts.

Marketing information - If dealer has enabled first-time user data collection then that information will be available to the dealer on their portal.

Platforms for SMA and iMA Programs

The products have been designed (and maintained/updated by our product development team) to allow it to work as the CMS for various smart phone platforms (now existing and potentially emerging in the future) including, but not limited to, the following devices:

▪ iPhone
▪ iPad
▪ Android devices
▪ Kindle Fire
▪ HTML5

Product Markets

Cyclechex

According to the Motorcycle Industry Council (“MIC”), there were 8. 2 million registered motorcycles in the United States in 2010 and MCI reported 2011 retail sales of new motorcycles of all classes of motorcycles totaled 555,000 units (compared to 560,000 in 2010). MIC estimates the ratio of used bike sales to new bike sales at 4.5-to-1. By extension, sales of used motorcycles in 2011 equated to approximately 2,497.500 units and averaged 2,277,600 units over the last four years. With minimal competition, management believes that the Cyclechex Motorcycle History Report® (“CMHR”) will become the “gold standard” for prospective purchasers of used motorcycles.

RVchex

SRI provides vehicle history reports to the RV Industry. According to the Recreation Vehicle Industry Association (RVIA) RV Business Indicators report dated April 1, 2013, there are more than 9 million RVs (motor homes, travel trailers, sport utility RVs, truck campers and folding camping trailers) on the roads in the U.S.  According to a forecast by RV industry analyst and director of consumer surveys at the University of Michigan Dr. Richard Curtin, shipments of new RVs in 2013 are “expected to rise to 307,300 units, an increase of 7.5% from the 2012 total of 285,749. The most recent report on the used RV market was done by the University of Michigan in 2005 which concluded that approximately two used RVs were sold for each new one. This sentiment was echoed by Scott Stropaki of Statistical Surveys, Inc. Based on this information we can assume that approximately 572, 000 used RVs were sold in 2012.

CarVin Reports

According to the CARMAX, Inc., December 31, 2012 10K, there were over 17,800 franchised new car dealers selling new and used cars and over 37,900 independent used car dealers in the U.S. The CARMAX 10K also reported that sales of used cars in the U.S. in 2012 totaled 38 million units.

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

 Used Vehicle Market Summary:

In all three markets, it is possible that on any given vehicle there will be no reports purchased while it is also quite probable that there will be more than one report purchased on another vehicle as there may be more than one customer interested in that vehicle.
•	Annual sales of used motorcycles: ~ 2.5 million units
•	Annual sales of used Recreational Vehicles: ~ 570 thousand units
•	Annual sales of used cars: ~ 38 million units.

Mobile Apps

According to comScore, Inc., “...a global leader in measuring the digital world and a preferred source of digital business analytics.” “For the three-month average period ending March (2012), 234 million Americans (75% of the U.S. population) age 13 and older used mobile devices.” “More than 106 million people in the U.S. (34% of the U.S. population) owned smart phones during the three months ending in March (2012), up 9% versus December (2011).” “82 percent of time spent with mobile media happens via apps.” And, according to comScore, Inc., by the end of Q1 2013, m-commerce (smartphone and tablet) had grown 31% year over year with “11% ($5.9 billion) of all retail digital commerce now coming from mobile platforms.” SRI’s mobile apps are offered not only in the U.S., but also in the U.K. and Germany.

SMA

According to the 2012 Motorcycle Industry Council Motorcycle Statistical Annual Report, in 2011 there were approximately 4,925 franchised new motorcycle dealer outlets and another 4,970 independent used motorcycle dealer outlets.  As stated above, there are over 17,800 franchised new car dealers selling new and used cars and over 37,900 independent used car dealers in the U.S.  Our initial thrust will be, not only to the 22,725 plus franchised vehicle dealers, but also, directly to select manufacturers such as, Harley-Davidson, which has over 1,300 worldwide dealers.

iMA

According to the National Restaurant Association,  2013 restaurant sales are projected to be $ 660.5 billion from  980,000 locations in the U.S. Additionally, they state the 38% of adults surveyed “...would be likely to utilize a smart phone app if it was offered by a quick service restaurant. ($174 billion of the projected $632 billion in sales)”

A recent SK&A, a Cegedim Company market research study found 230,187 office-based physicians and group practices in the U.S. Of this number, 67,356, or 29%, were groups of 2 -5 physicians.

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

Our marketing strategy for our SMA is to target franchised dealers through the manufacturers. For instance, a major motorcycle manufacturer has over 1,000 world-wide authorized dealers. We are in discussions with this manufacturer to customize our app for his dealers. Additional marketing is done through targeted advertising as well as placement of favorable news stories in relevant trade publications. For the iMA product, we will target market to industry trade associations and major wholesalers to become an affiliate with us and joint market to their customers.

SRI has considerable opportunity to increase brand awareness and grow traffic through product development, targeted marketing programs and strategic partnerships.

Sales and Customer Support

Our sales team is responsible for generating advertising to potential customers across our website and mobile applications.

We manage a field sales team from our New York office, with satellite locations in Denver, Houston and Tampa, to specifically target key manufacturers, dealers and auction houses.  Our field sales team develops direct relationships with these potential customers.

Customer service for all products is handled out of our New York office and supported by a representative in Tampa.

Competition

Presently, the two major providers of used automobile history reports, Carfax® and AutoCheck® do not provide motorcycle history reports. In fact, Carfax states on their website that their database contains records primarily of cars and light trucks and they “do not specialize in providing data for any other vehicle types at this time.” AutoCheck states on its web site “AutoCheck only reports on information for cars and light trucks.” Based on our existing roster of Cyclechex affiliates and current negotiations for additional affiliates, we do not see any company as a significant competitor at this time. We have not identified direct competition of the RV space and do not intend to compete directly with either Carfax® or AutoCheck®.

While there are numerous entities offering customized mobile apps, we believe that SRI is the only company marketing a pre-packaged customizable mobile app for vehicle dealers and our price point is significantly below other vendors of customized apps. Because our roots are in marketing we believe that while not specifically unique, our IMA product can be effectively and competitively marketed.

MUNICIPAL LEASING OF EQUIPMENT, INCLUDING POLICE MOTORCYCLES

Notwithstanding our discontinuance of consumer financing, we continue to offer, on a pass through basis, an equipment leasing product for local and/or state agencies throughout the country seeking a better and more economical way to finance their essential equipment needs, from police motorcycles and cruisers, to EMS equipment and busses, to virtually any type of equipment required.

Discontinued Operations

As discussed in NOTE C to the consolidated financial statements, in August 2012, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan business segments and the sale of all of the Company’s portfolio of RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented.

The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. The following table presents summarized operating results for those discontinued operations.

	Fiscal Year Ended
	April 30,	April 30,
	2013	2012

Revenues	$203,997	$250,933
Net loss	$(880,210)	$(1,034,112)

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode (paying-off and terminating as agreed or by repossession), therefore there no portfolio performance measures were calculated for the year ending April 30, 2013 and the Company has discontinued segment reporting.

Regulation

Our prior financing operations were and are subject to regulation, supervision, and licensing under various federal, state, and local statutes and ordinances.  Additionally, the procedures that we must follow in connection with the repossession of vehicles securing contracts are regulated by each of the states in which we do business.  Accordingly, the laws of such states, as well as applicable federal law, govern our operations.  Compliance with existing laws and regulations has not had a material adverse effect on our operations to date.  Our management believes that we maintain all requisite licenses and permits and are in material compliance with all applicable local, state, and federal laws and regulations.  We periodically review our office practices in an effort to ensure such compliance.

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

Employees

As of April 30, 2013, we had 10 full-time employees.

ITEM 1A.              RISK FACTORS

We are subject to certain risks and uncertainties in our business operations which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

We have an operating history of losses.

Through our fiscal year ended April 30, 2013, we have generated cumulative sales revenues of $5,743,833, have incurred significant expenses, and have sustained significant losses. Our net loss for the year ended April 30, 2013 was $3,726,523.  As of April 30, 2013, we had a deficit net worth of $3,874,694.

We had an agreement for a credit line with an institutional lender, who has acquired preferences and rights senior to those of our capital stock and placed restrictions on the payment of dividends.  This line had been terminated.

In July 2005, we entered into a secured senior credit facility with New World Lease Funding for a revolving line of credit.  New World received a security interest in substantially all of our assets with seniority over the rights of the holders of our preferred stock and our common stock.  In August 2012, this creditor was paid in full and all liens released.

Our business requires additional amounts of capital and we will need to obtain additional financing in the near future.

In order to expand our business, we need raise additional capital to support our operations until we become cash flow positive. We will have to raise approximately $1.5 million over the next twelve months to support our business.  As our business grows, we will need to seek additional financing to fund growth. There can be no assurance that we will have sufficient capital or be able to secure credit facilities when needed.  The failure to obtain additional funds, when required, on satisfactory terms and conditions, would have a material and adverse effect on our business, operating results and financial condition, and ultimately could result in the cessation of our business.

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

We face security risks related to our electronic processing of sensitive and confidential customer and associate data.

Given the nature of our business, we and/or our service providers collect process and retain sensitive and confidential customer data, including credit card information. Despite our current security measures, our facilities and systems, and those of our third-party service providers, may be vulnerable to information security breaches, acts of vandalism, computer viruses or other similar attacks. An information security breach involving the disclosure of confidential data could damage our reputation and our customers' willingness to shop on our websites, and subject us to possible legal liability. In addition, we may incur material remediation costs as a result of an information security breach, including liability for stolen customer or associate data, repairing system damage or providing credit monitoring or other benefits to customers or associates affected by the breach.

We could be harmed by data loss or other security breaches

As a result of our services being web-based and the fact that we process and/or our service providers, store and transmit large amounts of data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors' technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. We use third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support and other functions. Although we and our service providers have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, such measures cannot provide absolute security.

Our auditor’s opinion expresses doubt about our ability to continue as a “going concern”.

The independent auditor’s report on our April 30, 2013 consolidated financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern.  We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable.  Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining credit lines or loans from various financial institutions where possible.  If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock.  We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

A significant number of customers may fail to perform under their loans or leases.

Despite the sale of our RISC portfolio, we continue to own a “run-off” (paying-off and terminating as agreed or by repossession) portfolio of leases. As a lender or lessor, one of the largest risks we face is the possibility that a significant number of customers will fail to pay their payments when due.  If customers’ defaults cause losses in excess of our allowance for losses, it could have an adverse effect on our business, profitability and financial condition.  If a borrower enters into bankruptcy, we may have no means of recourse.  We have established an evaluation process designed to determine the adequacy of the allowance for losses.  While this evaluation process uses historical and other objective information, the establishment of losses is dependent to a great extent on management’s experience and judgment.  We cannot assure you that our loss reserves will be sufficient to absorb future losses or prevent a material adverse effect on our business, profitability or financial condition.

A variety of factors and economic forces may affect our operating results.

Our operating results may differ from current forecasts and projections significantly in the future as a result of a variety of factors, many of which are outside our control.  These factors include, without limitation, the receipt of revenues, which is difficult to forecast accurately, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new products or services by us or our competitors, borrowing costs, pricing changes in the industry, technical difficulties, general economic conditions and economic conditions specific our market place.  The success of an investment in a vehicle history report and mobile app based venture is dependent, at least, in part, on extrinsic economic forces, including the supply of and demand for such services.  No assurance can be given that we will be able to generate sufficient revenue to cover our cost of doing business.  Furthermore, our revenues and results of operations will be subject to fluctuations based upon general economic conditions.  Economic factors like unemployment, interest rates, the availability of credit generally, municipal government and corporate budget constraints affecting equipment and technology purchases, the rate of inflation, and consumer perceptions of the economy may affect the volume of history report purchases.

Failure to perfect a security interest could harm our business.

Although our leasing portfolio is in a run-off mode (paying-off and terminating as agreed or by repossession), an ownership interest or security interest in a motor vehicle registered in most states may be perfected against creditors and subsequent purchasers without notice for valuable consideration only by complying with certain procedures specific to the particular state.  While we believe we have made all proper filings, we may not have a perfected lien or ownership interest in all of the vehicles we have financed.  We may not have a validly perfected ownership interest and security interest, respectively, in some vehicles during the period of the loan.  As a result, our ownership or security interest in these vehicles will not be perfected and our interest could be inferior to interests of other creditors or purchasers who have taken the steps described above.  If such creditors or purchasers successfully did so, the affected vehicles would not be available to generate their expected cash flow, which would have a material adverse effect on our business.

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

Our intellectual property, including our license agreements and other agreements, which establish our rights to proprietary intellectual property, our Cyclechex, RVchex and CarVin vehicle history reports and our SMA and iMA mobile apps are of great value to our business operations.  Infringement or misappropriation of our intellectual property could materially harm our business.  We rely on a combination of trade secret, copyright, trademark, and other proprietary rights laws to protect our rights to this valuable intellectual property.  Third parties may try to challenge our intellectual property rights.  In addition, our business is subject to the risk of third parties infringing or circumventing our intellectual property rights.  We may need to resort to litigation in the future to protect our intellectual property rights, which could result in substantial costs and diversion of resources.  Our failure to protect our intellectual property rights could have a material adverse effect on our business and competitive position.

Our business is subject to various government regulations.

While we have sold our consumer loan portfolio, we still retain a small and declining lease portfolio. Therefore, we are subject to numerous federal and state consumer protection laws and regulations and licensing requirements, which, among other things, may affect: (i) the interest rates, fees and other charges we impose; (ii) the terms and conditions of the contracts; (iii) the disclosures we must make to obligors; and (iv) the collection, repossession and foreclosure rights with respect to delinquent obligors.  The extent and nature of such laws and regulations vary from state to state.  Federal bankruptcy laws limit our ability to collect defaulted receivables from obligors who seek bankruptcy protection.  Prospective changes in any such laws or the enactment of new laws may have an adverse effect on our business or the results of operations.  Compliance with existing laws and regulations has not had a material adverse effect on our operations to date.  We will need to periodically review our office practices in an effort to ensure such compliance, the failure of which may have a material adverse effect on our operations and our ability to conduct business activities.

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

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock.  As of April 30, 2013, we have two series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

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

Our directors and executive officers beneficially own approximately 8.9% of our common stock as of April 30, 2013.  Accordingly, these persons and their respective affiliates have the ability to exert substantial control over the election of our Board of Directors and the outcome of issues submitted to our stockholders, including approval of mergers, sales of assets or other corporate transactions.  In addition, such control could preclude any unsolicited acquisition of our company and could affect the price of our common stock.

We are dependent on our management and the loss of any officer could hinder our implementation of our business plan.

We are heavily dependent upon management, the loss of any one of whom could have a material adverse effect on our ability to implement our business plan.  While we have entered into employment agreement with our Chief Executive Officer, this employment agreement could be terminated for a variety of reasons.  We do not presently carry key man insurance on the life of any employee.  If, for some reason, the services of management, or of any member of management, were no longer available to us, our operations and proposed businesses and endeavors may be materially adversely affected.  Any failure of management to implement and manage our business strategy may have a material adverse effect on us.  There can be no assurance that our operating and financial control systems will be adequate to support our future operations.  Furthermore, the inability to continue to upgrade the operating and financial control systems, the inability to recruit and hire necessary personnel or the emergence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition or results of operations.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

Our executive offices are located at 370 Lexington Avenue, Suite 1901, New York, NY 10017. We have an agreement for use of office space at this location under a sub-lease expiring on November 29, 2014. The office space contains approximately 3,000 square feet.  The rent for the year ended April 30, 2012 was $283,867.  For the year ended April 30, 2013, the rent was $246,632. For the year ending April 30, 2014 the rent is $151,164 and for the seven months ending November 29, 2014 the rent is $89,453. Additionally, during the term of the lease the Company is required to pay $965 monthly for electricity.

ITEM 3.                 LEGAL PROCEEDINGS

As at April 30, 2013, we were not a party to any material pending legal proceeding.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable

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

	High	Low
Fiscal Year 2013
First quarter (May 1, 2012 – July 31, 2012)	$1.75	$0.86
Second quarter (August 1, 2012 – October 31, 2012)	$1.30	$0.54
Third quarter (November 1, 2012 – January 31, 2013)	$0.75	$0.48
Fourth quarter (February 1, 2013 – April 30, 2013)	$0.62	$0.32
Fiscal Year 2012
First quarter (May 1, 2011 - July 31, 2011)	$1.16	$0.60
Second quarter (August 1, 2011 - October 31, 2011)	$0.60	$0.375
Third quarter (November 1, 2011 - January 31, 2012)	$0.50	$0.225
Fourth quarter (February 1, 2012 - April 30, 2012)	$1.70	$0.45

Holders

The approximate number of holders of record of our common stock as of April 30, 2013 was 3,044 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2013, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend which may be paid in cash or shares of common stock at our option.  We have not, as of April 30, 2013, distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2013, there was $6,045 of accrued Series A dividends payable.

As of April 30, 2013, we had 157 shares of Series B preferred stock outstanding.  The Series B shares accrue dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B shares.  As of April 30, 2013, no dividends were payable on Series B shares.

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

During the year ended April 30, 2013, the Company:

Sold to an accredited investor a convertible four notes in the aggregate amount of $168,000. The notes are nine month notes and bear 8% interest. The notes are convertible at the note holder’s option at the lower of (i) the price per share at which the Company sells or issues any shares of common, subject to certain exceptions, or (ii) 58% multiplied by the average of the lowest three lowest closing bid price for the common stock during the ten trading day period ending one trading day prior to the date of submission of the conversion notice. During the fiscal year, two of the notes totaling $85,500 plus accrued interest thereon were fully converted into a total of 355,912 shares of the Company’s common stock. Additionally, this investor converted $37,500 of notes issued during the prior fiscal year, plus accrued interest thereon, into 118,564 shares of the Company’s common stock.

Borrowed $55,000 under a 5% convertible note due August 15, 2013 and borrowed a second 55,000, 5% convertible note due February 13, 2014. This lender has committed to lend up to $165,000 (one hundred sixty five thousand) of which we have borrowed $110,000. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding.

During the fiscal year, this investor converted $55,000 of notes payable plus accrued interest thereon into 164,795 shares of the Company’s common stock. Additionally, the Company borrowed $59,000 under a 5% convertible note due April 24, 2014 from the same lender under a second $165,000 note which is identical to the initial $165,000 note.

Borrowed $23,000 under an 8%, six-month note, convertible at the holder’s option on a basis of the closing price of the Company’s common stock on the day the holder notifies the Company he is converting. The holder converted the note and accrued interest thereon into 41,947 shares of the Company’s common stock.

Issued 27,890 shares of the Company’s common stock upon the conversion of the outstanding balance of a $30,000, 15% note issued in the prior fiscal year.

Issued 34,510 shares of the Company’s common stock upon the conversion of the outstanding balance of a $30,000, 15% note issued in the current fiscal year.

Issued 304,970 shares of the Company’s common stock upon the conversion of two $50,000 8% notes issued in the current fiscal year. In addition, the Company issued this lender 10,000 shares of common stock, as an inducement, for each of the loans.

Borrowed $50,000 under a six month, 8% Note, convertible at the holder’s option at a conversion price of $0.35 per share or the Closing Price of the Company’s common stock on the day of conversion notice, whichever is lower. the Company issued this lender 10,000 shares of common stock, as an inducement, for the loan. As of April 30, 2013 this lender has only advanced $25,000 of the Note.

Issued 117,860 shares of its common stock upon the partial conversion of $50,942 principal and interest of a note issued in a prior fiscal year.

Issued 670,910 shares of common stock for prior years’ note conversions which shares were among those classified as to be issued at April 30, 2012.

Issued 121,380 shares of common stock upon the conversion of $90,023 of accrued interest.

Sold 2,442,639 shares of its restricted common stock to twenty two accredited investors for an aggregate purchase price of $866,737. 256,589 of the shares were classified as to be issued at April 30, 2013.

Issued 234,130 shares for prior years’ stock purchases which shares were among those classified as to be issued at April 30, 2012.

Pursuant to the terms of four consulting agreements, the Company issued a total of 527,190 shares of common stock valued at $344,638.

Issued to six consultants, 123,330 shares of common stock valued at $48,800.

Issued 8,899 shares of common stock, which were classified as to be issued at April 30, 2012 for purchase of assets.

The Company’s majority owned subsidiary sold 11 shares of its Series C Preferred stock to four accredited investors for $55,000.

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

The following discussion and analysis should be read in conjunction with the information  set forth in the audited  financial statements for the years ended April 30, 2013 and April 30, 2012 and footnotes found in the Company's Annual Report on Form 10-K.

Discontinued Operations

As discussed in NOTE C to the consolidated financial statements, in August 2012, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of all of the Company’s portfolio of RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented.

The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. The following table presents summarized operating results for those discontinued operations.

	Fiscal Year Ended
	April 30,	April 30,
	2013	2012

Revenues	$203,997	$250,933
Net loss	$(880,210)	$(1,034,112)

RESULTS OF OPERATIONS

For the year ended April 30, 2013, our revenues from continuing operations increased approximately 43%. We have continued to incur significant expenses, and have sustained significant losses.

Revenues-Continuing Operations

Revenues totaled $413,602 in fiscal 2013 compared to revenues of $289,628 in fiscal 2012. Other income in fiscal 2013 was $72,978 compared with $61,954 in fiscal 2012. Revenues from continuing operations in both fiscal years were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Other income in both fiscal years was comprised primarily of Municipal Lease Fee income and interest income from subscriptions receivable.

Costs and Expenses-Continuing Operations

We incurred employee compensation and benefit costs of $521,879 for the year ended April 30, 2013 compared with $302,360 in fiscal 2012. The increase is primarily related to reductions in allocation of executive salaries between continuing and discontinued operations.

In connection with placement transactions, we expensed non-cash costs in the form of shares of common stock or warrants of $240,521 and $116,147 for the years ended April 30, 2013 and 2012, respectively. In connection with consulting services, we expensed non-cash costs in the form of shares of common stock or warrants of $195,719 and $62,206 for the years ended April 30, 2013 and 2012, respectively.  These amounts were charged to financing costs. Additionally, during the fiscal year ended April 30, 2013, we expensed $88,339 as the value of employee stock and option based compensation as compared to $51,932 in the prior fiscal year. During the year ended April 30, 2013, we recorded a charge of $854,569 from the change of beneficial discount for convertible note conversion options and amortization of debt discounts to financing costs as compared to a charge of $126,303 in fiscal 2012. Additionally, we recognized a reduction of the derivative liability of warrants and share conversion rights in the amount of $66,041 in fiscal 2013 as compared to $389,574 in fiscal 2012. At April 30, 2013 and 2012, accrued preferred dividends of $157,758 and $158,190, respectively, were charged to retained earnings.

We incurred consulting costs of $275,240 for the year ended April 30, 2013, as compared to $133,638 for the year ended April 30, 2012. We incurred legal and accounting fees of $98,835 for the year ended April 30, 2013, as compared to $38,035 for the year ended April 30, 2012.

We incurred other operating expenses of $312,012 for the year ended April 30, 2013.  Notable expenses in this category are: general office expenses of $116,576; rent of $123,316; travel and entertainment of $13,920; utilities of $24,795; advertising, website and marketing of $23,852; and taxes of $9,553.

We incurred other operating expenses of $164,750 for the year ended April 30, 2012.  Notable expenses in this category are: rent of $85,160; travel and entertainment of $16,017; utilities of $16,360; advertising, marketing and website expenses of $26,697; maintenance contracts of $7,165; and taxes of $9,470.

Interest and financing costs for the fiscal year ended April 30, 2013 were $335,828 as compared to $463,999 for the fiscal year ended April 30, 2012. Depreciation and amortization for the fiscal year ended April 30, 2013 was $6,953 as compared to $11,166 for the fiscal year ended April 30, 2012.

Net Loss-Continuing Operations

Despite a $123,974 (42.8%) increase in revenues from $289,628 to $413,602, and a $128,171 (27.6%) decrease in interest expense and financing costs from  $463,999 to $335,828, our net loss from continuing operations for the year ended April 30, 2013 increased $1,727,396 (173.4%) to $2,723,518 from a loss of $996,121 for the year ended April 30, 2012. The increase in net loss from operations was primarily due to: a $49,551 (51.4%) increase in cost of goods sold from $96,312 to $145,863; a $769,053 (83.3%) increase in total general and administrative expenses from $923,349 to $1,692,403 which was partially a result of a reduction of allocation percentage of these expenses between continuing and discontinued operations as compared to the prior fiscal year ; a $124,374 (107.1%) increase in non-cash financing costs from  $116,147 to $240,521; a $728,266 (576.6%) increase in amortization of debt discount to $854,569 as compared to $126,303 last year; a $323,533 (83.0%) decrease in derivative liability from a credit of $389,574 last year to a credit of $66,041 this year; and a $4,212 (37.7%) decrease in depreciation and amortization to $6,935 from $11,116.

Our net loss attributable to common stockholders for the year ended April 30, 2013 increased $1,576,190 (73.3%) to $3,726,523 from a loss of $2,150,333 for the year ended April 30, 2012. This increase in net loss attributable to common stockholders for the year ended April 30, 2013 was primarily due to the $153,902 (14.9%) decrease in net loss from discontinued operations to $880,210 from $1,034,112; a $11,024 (17.8%) increase in other income from $61,954 to $72,978, and the net loss from continuing operations.

Our net loss per common share (basic and diluted) attributable to common stockholders was $0.33 for the year ended April 30, 2013 and $0.28 for the year ended April 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2013, we had a deficit net worth of $3,874,694. We generated a deficit in cash flow from operations of $1,754,262 for the year ended April 30, 2013. This deficit is primarily attributable to net loss attributed to shareholders  $3,726,523 adjusted for, dividends of $157,758; non-controlling interest in the net loss of $34,962; equity based compensation of $568,116; stock based financing costs of $235,252; increases in derivative liabilities of $854,569; net decreases in debt discount of $66,041; and to changes in the balances of current assets, consisting primarily of an increase in pre-paid expenses of $31,376, and current liabilities, consisting primarily of an increase in accounts payable of $277,735.  We met our cash requirements during the period through net proceeds from the issuances of convertible notes of $698,910, and we sold common and preferred stock for net proceeds of $921,775, we repaid notes in the amount of $27,125 and borrowed $6,500 from a director. Cash flows from discontinued operations included: cash provided by operating activities of $86,528, primarily depreciation and loss reserves; cash provided by investing activities of $384,474(sale or liquidation of leases and RISCs); and cash used in financing activities of $297,725 (repayment of senior bank debt).

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

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our April 30, 2013 and 2012 consolidated financial statements included in this Annual Report states that our historical losses and the lack of revenues raise substantial doubts about our ability to continue as a going concern, due to the losses incurred and lack of significant operations. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended April 30, 2013, we have relied on the services of outside consultants for services and currently have ten full-time employees.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase by at least 50% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Revenue Recognition

Revenues from history report and mobile app products are recognized on a cash basis.

Revenues from RISCs and leases

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sparta Commercial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Sparta Commercial Services, Inc., as of April 30, 2013 and 2012, and the related consolidated statements of losses, deficit and cash flows for each of the two years in the period ended April 30, 2013. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sparta Commercial Services, Inc. at April 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note O to the accompanying consolidated financial statements, the company has suffered recurring losses from operations that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note O. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ R B S M LLP

New York, New York
August 13, 2013

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	AS OF April 30,
	2013	2012

ASSETS
Cash and cash equivalents	$38,213	$19,138
Accounts receivable	153,847	162,350
Property and equipment, net of accumulated depreciation and amortization of $194,795 and $187,842, respectively (NOTE B)	14,546	21,499
Goodwill	10,000	10,000
Other assets	57,907	9,628
Deposits	40,568	48,967
Total assets from continuing operations	315,081	271,582
Assets from discontinued operations (NOTE C)	109,669	618,148
Total assets	$424,750	$889,730

LIABILITIES AND DEFICIT

Liabilities:

Accounts payable and accrued expenses	$1,333,187	$1,267,160
Senior secured notes payable banks (NOTE D)	-	288,815
Notes payable net of beneficial conversion feature of $105,029 and $33,979, respectively (NOTE E)	2,004,475	1,791,692
Loans payable-related parties (NOTE F)	393,260	386,760
Derivative liabilities	378,802	374,697
Total liabilities from continuing operations	4,109,724	4,109,124
Liabilities from discontinued operations (NOTE C)	189,720	227,198
Total liabilities	4,299,444	4,336,322

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 157 shares issued and outstanding, respectively	1,570	1,570
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 740,000,000 shares authorized, 14,131,242 and 8,668,123 shares issued and outstanding, respectively	14,131	8,668
Common stock to be issued, 625,340, and 1,125,099 respectively	625	1,125
Preferred stock B to be issued, 56.8 and 41.09 shares, respectively	57	-
Additional paid-in-capital	38,483,198	35,209,835
Subscriptions receivable, Preferred stock, Series B	(2,118,309)	(2,118,309)
Accumulated deficit	(40,991,658)	(37,265,135)
Total deficiency in stockholders' equity	(4,597,885)	(4,149,745)
Noncontrolling interest	723,191	703,154
Total Deficit	(3,874,694)	(3,446,592)
Total Liabilities and Deficit	$424,750	$889,730

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF LOSSES

	Year Ended
	April 30,
	2013	2012
Revenue
Information technology	413,602	289,628
Cost of goods sold	145,863	96,312
Gross profit	267,739	193,316

Operating expenses:
General and administrative	1,692,403	923,349
Depreciation and amortization	6,953	11,166
Total operating expenses	1,699,356	934,515

Loss from operations	(1,431,617)	(741,199)

Other (income) expense:
Other income	(72,978)	(61,954)
Interest expense and financing cost, net	335,828	463,999
Non-cash financing costs	240,521	116,147
Amortization of debt discount	854,569	126,303
(Gain) loss in changes in fair value of derivative liability	(66,041)	(389,574)
Total other (income) expense	1,291,899	254,921

Net loss from continuing operations before income taxes	$(2,723,518)	$(996,121)

Income tax (expense) benefit	-	-

Net loss from discontinued operations net of income taxes	$(880,210)	(1,034,112)

Net Loss	$(3,603,727)	$(2,030,233)

Net loss attributed to noncontrolling interest	34,962	38,090

Preferred dividend	(157,758)	(158,190)

Net loss attributed to common stockholders	$(3,726,523)	$(2,150,333)

Basic and diluted loss per share	$(0.24)	$(0.27)
Basic and diluted loss per share attributed to common stockholders	$(0.33)	$(0.28)

Weighted average shares outstanding	11,139,632	7,569,609

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF DEFICIT
FOR THE TWO YEARS ENDED APRIL 30, 2013

							Common Stock			Additional
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		to be issued		Subscriptions	Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance April 30, 2011	125	$12,500	157	$1	6,388,168	$6,388	985,324	$985	$(2,118,309)	$33,976,134	$(35,114,802)	$290,789	$(2,946,315)
Correction in par value				1,570						(1,305)			265
Cancelled common shares							(5,431)	(5)
Preferred dividend to be issued										157,393			157,393
Derivative liability reclassification										(171,960)			(171,960)
Sale of stock					584,191	584	70,468	70		283,201			283,855
Shares issued for financing cost					160,907	161	(3,133)	(3)		115,989			116,147
Shares issued for conversion of notes & interest					1,119,912	1,120	47,506	48		395,826			396,859
Stock compensation					414,945	415	21,476	21		271,461			271,897
Purchase of assets for stock							8,889	9		9,991			10,000
Employee options expense										173,105			173,105
Sale of subsidiary's preferred stock												450,455	450,455
Net Loss											(2,150,333)	(38,090)	(2,188,423)
Balance April 30, 2012	125	12,500	157	1,570	8,668,123	8,668	1,125,099	1,125	(2,118,309)	35,209,835	(37,265,135)	703,154	(3,446,592)
Reverse split correction					5,000	5	(1,000)	(1)		(235)			(231)
Preferred dividend to be issued										156,985			157,042
Derivative liability reclassification										852,853			852,853
Sale of common stock					2,420,560	2,420	22,460	22		864,333			866,775
Shares issued for financing cost					341,190	342	(8,090)	(8)		234,918			235,252
Shares issued for conversion of notes and interest					2,036,950	2,037	(504,230)	(504)		597,043			598,575
Stock compensation					650,520	650				390,787			391,437
Purchase of assets for stock					8,899	9	(8,899)	(9)					-
Employee options expense										176,679			176,679
Sale of subsidiary's preferred stock												55,000	55,000
Net loss											(3,726,523)	(34,962)	(3,761,486)
Balance April 30, 2013	125	$12,500	157	$1,570	14,131,242	$14,131	625,340	$625	$(2,118,309)	$38,483,198	$(40,991,658)	$723,191	$(3,874,694)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED APRIL 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,726,523)	$(2,150,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment for reverse split	(190)	-
Dividend on preferred stock	157,758	158,190
Loss allocable to non-controlling interest	(34,962)	(38,090)
Depreciation and amortization	6,953	11,166
Allowance for loss reserves	-	(28,891)
Change in fair value of derivative liabilities	(66,041)	(389,574)
Amortization of debt discount	854,569	126,303
Shares issued for finance cost	235,252	116,147
Shares issued upon conversion of interest	4,448
Equity based compensation	568,116	445,011
Write-down of net assets of discontinued operations	-	-
(Increase) decrease in operating assets:
Inventory	-	(12,759)
Interest receivable	-	5,432
Accounts receivable	-	(95,963)
Prepaid expenses and other assets	(31,376)	128,777
Restricted cash	-	9,749
Portfolio		24,544
Increase (decrease) in operating liabilities:
Notes issued in settlement of accrued interest		95,000
Accounts and notes payable and accrued expenses	277,735	154,385
Net cash used in operating activities	(1,754,262)	(1,440,905)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchase) liquidation of leased vehicles	-	(77,913)
Net liquidation of RISC contracts	-	594,782
(Purchase) of equipment	-	(8,094)
Net cash provided by investing activities	-	508,775
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of subsidiary stock	55,000	450,455
Net proceeds from sale of common stock	866,775	283,855
Net payments to senior lenders	-	(458,349)
Net proceeds from convertible notes	698,910	601,427
Net payments on notes payable	(27,125)	-
Net loan proceeds from other related parties	6,500	-
Net cash provided by financing activities	1,600,061	877,388

Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	86,528	63,094
Cash provided by investing activities of discontinued operations	384,474	-
Cash (used in) financing activities of discontinued operations	(297,726)	-
Net Cash flow from discontinued operation	173,276	63,094

Net Increase in cash	$19,075	$8,352

Unrestricted cash and cash equivalents, beginning of period	$19,138	10,786
Unrestricted cash and cash equivalents, end of period	$38,213	$19,138

Cash paid for:
Interest	$65,954	$211,628
Income taxes	$5,340	$1,961

Non cash investing and financing activities (see: Note M)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Since May 2010, the Company has concentrated its efforts on developing and marketing vehicle history reports, over the internet, and mobile apps for vehicle dealers and other market segments. Historically, the Company had been in the business as an originator and indirect lender for consumer retail installment loans and consumer lease financing for the purchase or lease of new and used motorcycles (specifically 550cc and higher) and utility-oriented 4-stroke all-terrain vehicles (ATVs). These consumer financing products were discontinued during the fiscal year ending April 30, 2013 (see Discontinued Operations).  The Company continues to offer a leasing program for municipalities.

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Discontinued Operations

As discussed in NOTE C, in the second quarter of fiscal 2013, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of all of the Company’s portfolio of RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented

Revenue Recognition

Revenues from history report and mobile app products are recognized on a cash basis.

Revenues from RISCs and leases:

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
APRIL 30, 2013 AND 2012

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

ASC 740-10, “Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740, there has been no adjustment to the Company’s consolidated financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2013.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012

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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  At April 30, 2013, the Company has no items of other comprehensive income.

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

In the second quarter of fiscal 2013, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of all of the Company’s portfolio of RISCs and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. As these lines of business were discontinued during the fiscal year ending April 30, 2013, the Company has discontinued segment reporting.

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

 SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the years ended April 30, 2013 and 2012, the Company’s continuing operations incurred advertising costs of $4,196 and $4,734, respectively.

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

On May 18, 2012, the Company’s Board of Directors declared effective a 1 for 75 reverse common stock split. Per share basic and diluted net loss attributable to common stockholders amounted to $0.33 and $0.28 for the years ended April 30, 2013 and 2012, respectively. At April 30, 2013 and 2012, 6,035,657 (including 625,340 shares to be issued included on the balance sheet) and 8,668,123 (including 1,125,099 shares to be issued included on the balance sheet)  potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or applications to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE B - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2013 and 2012 consist of the followings:

	2013	2012
Computer equipment, software and furniture	$209,341	$209,341
Less: accumulated depreciation	(194,795)	(187,842)
Net property and equipment	$14,546	$21,499

Depreciation expense related to property and equipment was $6,953 and $11,166 for the years ended April 30, 2013 and 2012, respectively.

NOTE C - DISCONTINUED OPERATIONS

In the second quarter of fiscal 2013, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of all of the Company’s portfolio of RISCs and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented.

 SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012

The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. The following table presents summarized operating results for those discontinued operations.

	Fiscal Year Ended
	April 30,	April 30,
	2013	2012

Revenues	$203,997	$250,933
Net loss	$(880,210)	$(1,034,112)

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore there no portfolio performance measures were calculated for the year ending April 30, 2013

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at April 30, 2013 and 2012 consist of the following:

	2013	2012
Motorcycles and other vehicles	$152,157	$373,933
Less: accumulated depreciation	(36,687)	(120,151)
Motorcycles and other vehicles, net of accumulated depreciation	115,470	253,782
Less: estimated reserve for residual values	(8,880)	(10,498)
Motorcycles and other vehicles under operating leases, net	$106,590	$243,284

At April 30, 2013, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the years ended April 30, 2013 and 2012 was $53,191 and $65,344, respectively. All of the assets are pledged as collateral for the note described in SECURED NOTES PAYABLE in this Note These remaining leases are in a run-off mode.

The following is a schedule by years of minimum future rentals (excluding residual values of $169,316) on non-cancelable operating leases as of April 30, 2013:

Year ending April 30,
2014	$94,267
2015	12,323
Total	$106,590

INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At April 30, 2013, the Company had no repossessed vehicles which are held for resale. At April 30, 2012, the Company had repossessed vehicles which are held for resale totaling $25,885.

RETAIL (RISC) LOAN RECEIVABLES

All of the Company’s RISC loan receivables were sold in August 2012.   As of April 30, 2013 and 2012, the Company had deficiency receivables of $6,156 and $21,513, respectively. At April 30, 2013 and 2012, the reserve for doubtful RISC loan receivables was $3,078 and $15,276, respectively.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore there no portfolio performance measures were calculated for the year ending April 30, 2013.

In conjunction with the sale of the RISC portfolio and payoff of the senior secured bank debt, restricted cash of $54,937 on the balance sheet at April 30, 2012 was released to the Company by the senior secured lender.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

SECURED NOTES PAYABLE

	2013	2012

Secured, subordinated individual lender (a)	$181,258	$208,561
Secured, subordinated individual lender (b)	14,337	18,636
Total	$195,595	$227,197

(a)
The Company had financed certain of its leases and RISCs through two third parties. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at April 30, 2013 is 15.29%.

(b)
On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of additional Purchase Portfolio documentation. As of April 30, 2013, no such documents have been received. Proceeds from the Purchased Portfolio started accruing to the Company beginning November 1, 2008. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 which was extended to May 1, 2013, and has granted the note holder a security interest in the Purchased Portfolio. On January 31, 2013, the holder converted $50,000 of the outstanding balance of the Note into 60,606 shares of the Company’s restricted common stock. The note, which had an outstanding balance of $14,338 at April 30, 2013, has been extended to October 13, 2013.

At April 30, 2013, the notes payable mature as follows:

Year ended April 30,	Amount
2014	$174,007
2015	21,588
Total Due	$195,595

NOTE D - SENIOR SECURED NOTES PAYABLE

	2013	2012
Senior secured institutional lender (a)	$-	$288,815

Total	$-	$288,815

(a)	In August 2012, the Company retired its senior secured notes payable with the proceeds from the sale of its RISC portfolio.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012

NOTE E - NOTES PAYABLE

Notes Payable	April 30, 2013	April 30, 2012
Notes convertible at holder’s option (a)	$1,694,504	$1,385,671
Notes convertible at Company’s option (b)	-	25,000
Notes with interest only convertible at Company’s option (c)	360,000	360,000
Non-convertible notes payable (d)	55,000	55,000
Subtotal	2,109,504	1,825,671
Less, Debt discount	(105,029)	(33,979)
Total	$2,004,475	$1,791,692

(a)
Notes convertible at holder’s option consists of: (i) a $1,145,105, 8% note originally due April 30, 2013, but subsequently amended to such time as the law suit filed by the Company (see: PART I, ITEM 3 LEGAL PROCEEDINGS) is fully adjudicated, convertible at the holder’s option at $0.495 per share. The Company has recorded a $663,403 beneficial conversion discount for this note. The discount was fully amortized during fiscal 2013; (ii) a $37,500 8% note due September 5, 2013, a $25,000 8% note due October 17, 2013 and a $20,000, 8% note due November 11, 2013. The Company has recorded beneficial conversion discounts of $27,156, $18,104, and $14,483, respectively, for these notes. The discounts are being fully amortized over the terms of the notes.   All of these notes are convertible at the note holder’s option at a variable conversion price such that during the period during which the notes are outstanding, with both notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). Convertible notes issued in prior periods were converted into common stock in the current period (see Note G). The Company has reserved up to 1,344,487 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are  not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full; (iii)  a $103,399, 12% note due August 31, 2012, convertible at the holder’s option at $3.75 per share, the Company is paying $2,000 in monthly penalty shares on this note until the note is paid in full (the number of penalty shares is based on the five day volume weighted average closing price of the Company’s common stock for the five trading days prior to the 19th of each month); (iv) seven notes aggregating $118,250, all due October 30, 2013 with interest ranging from 15% to 20%, the Company is paying 667 monthly penalty shares until the note is paid in full on one  $25,000 note which had been past due, all of the notes are convertible at the holder’s option at $0.375 per share. The Company has recorded a $5,340 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes; (v) three notes aggregating $106,250, all due October 30, 2013 with interest ranging from 20% to 25%, all of the notes are convertible at the holder’s option at $0.375 per share. The Company has recorded a $6,120 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes; (vi) a $50,000, 8% convertible note due August 4, 2013, convertible at the holder’s option at the lower of $0.35 or the closing market price on the day of conversion. The note holder received 10,000 shares of common stock as inducement for the note. The note carries an 18% default interest rate. The Company has recorded a $35,136 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note, $25,000 of the note was received subsequent to April 30, 2013; and (vii) a 55,000, 5% convertible note due August 10, 2013 and a $59,000 note due April 24, 2014. This lender has committed to lend up to $330,000 (three hundred thousand) in the form of two $165,000 notes. The Lender initially advanced $55,000 against one $165,000 note which amount was repaid via conversion. The Lender advanced an additional $55,000 against one $165,000 note and $59,000 against the other note. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $48,858 beneficial conversion discount for the two outstanding notes. The discount is being fully amortized over the initial term of the notes. During the third quarter, the Company wrote off $10,798 in beneficial conversion discount on notes which were fully converted.

(b)	Convertible at Company’s option, this note was paid in full during the quarter ended July 31, 2012.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012

(c)
Notes with interest only convertible at Company’s option consist of: (i) two 22% notes in the amounts of $10,000 each, due October 31, 2012 and August 30, 2012 respectively, and a $25,000 note due May 1, 2011, was extended to October 31, 2012. The Company is paying the note holder 3,334 shares per month until the note is paid or renegotiated. Interest is payable on all three notes at the Company’s option in cash or in shares at the rate of $1.50 per share; and (ii) a $315,000, 12.462% note due April 30, 2014. Interest is payable quarterly with a minimum or $600 in cash with the balance payable in cash or stock at the Company’s option  as calculated as the volume weighted average price of the Company’s common stock for the ten day trading period immediately preceding the last day of each three month period.

(d)
Non-convertible notes consist of a $30,000 note due October 31, 2012 which bears no interest; the Company has agreed to pay 2,667 monthly penalty shares until the note is paid in full on this note which had been past due, and a $25,000 non-interest bearing note due April 21, 2013. The note holder received 10,000 shares of common stock as inducement for the note.

Amortization of Beneficial Conversion Feature for the fiscal years ended April 30, 2013 and 2012 was $854,569 and $126,303, respectively.

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

The change in fair value of the derivative liabilities of warrants outstanding at April 30, 2013 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.08%		to	0.61%
Expected stock price volatility					157%
Expected dividend payout					0
Expected options life in years	Ranging from	.75	years	to	4.7	years

The change in fair value of the derivative liabilities of convertible notes outstanding at April 30, 2013 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.05%		to	0.11%
Expected stock price volatility					157%
Expected dividend payout					0
Expected options life in years	Ranging from	.3	years	to	1	year

NOTE F - LOANS PAYABLE TO RELATED PARTIES

The Company has outstanding, non-interest bearing notes totaling $379,500 to a Director and $13,760 to an officer and Director as of April 30, 2013.

At April 30, 2013 and 2012, included in accounts receivable, are none and $10,189, respectively, due from American Motorcycle Leasing Corp., a company controlled by a director and formerly controlled by the Company's Chief Executive Officer, for the purchase of motorcycles.

NOTE G - EQUITY INSTRUMENTS

On May 18th, 2012, the Company’s Board of Directors declared effective a one for seventy-five reverse common stock split. All per share amounts in these consolidated financial statements and accompanying notes have been retroactively adjusted to the earliest period presented for the effect of this reverse stock split.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value per share, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value and 740,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of April 30, 2013 and April 30, 2012, respectively.  The Company had 157 and 157 shares of Series B preferred stock issued and outstanding as of April 30, 2013 and April 30, 2012 and 56.8 and 41.09 shares to be issued in lieu of cash dividends on the Series B shares, respectively.  The Company had 0 and 0 shares of Series C preferred stock issued and outstanding as of April 30, 2013 and April 30, 2012, respectively.  The Company had 14,131,242 and 8,668,123 shares of common stock issued and outstanding and shares committed to be issued of 625,340 and 1,125,099 as of April 30, 2013 and April 30, 2012, respectively.

Preferred Stock Series A.

The Series A preferred stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi-annually in arrears, and is convertible into shares of common stock at the rate of one preferred share into 8.55 shares of common stock.  There were no transactions of the Series A Preferred Stock during the year ended April 30, 2013.

Preferred Stock Series B

On July 24, 2009, the Company designated 1,000 shares as Series B Preferred Stock.  The Series B Preferred Stock, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to the Company’s common stock and any other class or series of preferred stock, and junior to all of the Company’s existing and future indebtedness.  The Series B Preferred Stock accrues dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B Preferred Stock.  The Company’s common stock may not be redeemed while shares of Series B Preferred Stock are outstanding.  The Series B Preferred Stock certificate of designations provides that, without the approval of a majority of the shares of Series B Preferred Stock, the Company cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B Preferred Stock, liquidate, dissolve or wind-up the Company’s business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock.  The Series B Preferred Stock have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of the Company’s business.  The shares of Series B Preferred Stock are redeemable at the Company’s option on or after the fifth anniversary of the date of its issuance.  There were no transactions of the Series B Preferred Stock during the year ended April 30, 2013. As of April 30, 2013, the Company has accrued 56.8 shares of Series B Preferred Stock to be paid in lieu of a 10% cash dividend.

Preferred Stock Series C

In November 2009, the Company authorized a new series of 200,000 shares of preferred stock designated as Series C Convertible Preferred Stock, each share having a par value of $0.001 per share.  The Series C Preferred Stock shall, upon liquidation, winding-up or dissolution, rank: (a) senior to the Company's common stock and any other class or series of preferred stock of the Company which by their terms are junior to the Series C Preferred Stock (collectively, together with any warrants, rights, calls or options exercisable for or convertible into such Preferred Stock, the “Junior Shares”); (b) junior to all existing and future indebtedness of the Company; and (c) junior to the Company's Series A and Series B Preferred Stock.  The Series C Preferred Stock is not entitled to receive any dividends, has a liquidation value of $10.00 per share, redeemable at the Company’s option at $10.00 per share, and is convertible at the option of the holder into shares of common stock as follows: the number of such shares of common stock to be received for each share of Series C Preferred Stock so converted shall be determined by (A) dividing the number of shares of Series C Preferred Stock to be converted by the weighted average closing price per share of the Company's common stock for the ten (10) trading days immediately preceding the date on which the Company agrees to issue shares of Series C Preferred Stock to such holder multiplied by (B) the Series C liquidation value. There were 0 and 0 shares issued and outstanding at April 30, 2013 and 2012, respectively.

Common Stock

During the fiscal years ended April 30, 2013 and 2012, the Company expensed $568,116 and $445,011, respectively, for non-cash charges related to stock and option compensation expense.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012

During the fiscal year ended April 30, 2013, the Company:

•	Issued to six holders 1,404,520 shares of common stock upon conversion of $579,765 of notes and accrued interest with an additional 166,530 shares for such conversions to be issued at April 30, 2013.
•	Issued to three creditors 46,000 shares of common stock in payment of $18,810 of accounts payable.
•	Issued 586,430 shares for note and accrued interest conversion which were booked as shares to be issued in the prior fiscal year.
•
Sold 2,442,639 shares of its restricted common stock to twenty two accredited investors for an aggregate purchase price of $866,737. 256,589 of the shares were classified as to be issued at April 30, 2013.

•	Issued 234,130 shares for common stock purchases which were booked as shares to be issued in the prior year
•	Pursuant to the terms of four consulting agreements, the Company issued a total of 527,190 shares of common stock valued at $344,638.
•	The Company issued to six consultants, 123,330 shares of common stock valued at $48,800.
•	Issued 8,899 shares of common stock for purchased assets which were classified as to be issued at April 30, 2012.
•	Issued 20,000 shares of common stock, valued at $6,200, to a note holder as inducement.
•
The Company’s subsidiary, Specialty Reports, Inc. (“SRI”) sold 11 shares of its Series C Preferred stock to four accredited investors for $55,000.   The Series C Preferred stock does not pay a dividend. Each share has a liquidating value of $5,000 and is redeemable by SRI at any time after one year. Each share is convertible at the holder’s option at any time into either 1,000 shares of SRI common stock, or 2,000 shares of Sparta Commercial Services common stock.

NOTE H – NON-CONTROLLING INTEREST

For the fiscal years ended April 30, 2013 and April 30, 2012, the non-controlling interest is summarized as follows:

Amount
Balance at April 30, 2011	$290,789
Issuance of Series A Preferred Stock	12,455
Issuance of Series B Preferred Stock	328,000
Issuance of Series C Preferred Stock	110,000
Noncontrolling interest’s share of losses	(38,090)
Balance at April 30, 2012	703,154
Issuance of Series C Preferred Stock	55,000
Noncontrolling interest’s share of losses	(34,963)
Balance at April 30, 2013	$723,191

NOTE I – FAIR VALUE MEASUREMENTS

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012

The table below summarizes the fair values of our financial liabilities that are required to be carried on a recurring basis as of April 30, 2013:

	Fair Value at	Fair Value Measurement Using
	April 30,
	2013	Level 1	Level 2	Level 3
Derivative liability	$378,802	-	-	$378,802

	$378,802	-	-	$378,802

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

NOTE J - INCOME TAXES

At April 30, 2013 and 2012, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $28,815,643 and $26,091,552, respectively, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Also, due to change in the control after reverse acquisition of Sparta Commercial Services, Inc., the Company's past accumulated losses to be carried forward may be limited.

Components of deferred tax assets as of April 30, 2013 and 2012 are as follows:

	April 30,
	2013	2012
Noncurrent:
Net operating loss carry forward	$8,068,092	$7,305,634
Valuation allowance	(8,068,092)	(7,305,634)
Net deferred tax asset	$-	$-

The valuation allowance and increased by $762,458 and decreased by $509,562 during the years ended April 30, 2013 and 2012, respectively.

NOTE K - STOCK OPTIONS AND WARRANTS

Options:

On April 29, 2005, the Company issued to the Chief Operating Officer non-qualified stock options to purchase 11,667 shares of the Company's common stock, subject to vesting conditions, at an exercise price of $45.375 per share. The options have a five year life from vesting. A total of 7,000 of these options have expired.

During the year ended April 30, 2007, the Company granted options to purchase an aggregate of 57,334 shares of common stock to one employee and one Director.  53,334 of the options are exercisable at a price of $14.355 per share and4, 000 are exercisable at $9.00 per share. At grant date, 13,334 options vested immediately. The vested and unvested options were initially valued at $636,433 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 131%; (3) risk-free interest rate of 5.04% and 5.24%, vest over a 36 month period and expire if unexercised in five years. 22,667 of these options have expired.

During the year ended April 30, 2008, the Company granted options to purchase an aggregate of 15,600 shares of common stock to thirteen employees exercisable at $7.50 per share. As a result of separation from employment, a total of 11,600 unexercised options were cancelled. The remaining vested and unvested options had an initial value of $23,019 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 143%; (3) risk-free interest rate of 4.76%, vest over a 48 month period and expire if unexercised in ten years.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012

During the year ended April 30, 2011, the Company issued stock options, exercisable at $1.875 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2012, and 40% on May 12, 2013, to the following officers and directors:  Anthony Havens, 88,967 options; Kristian Srb, 32,867 options; Richard Trotter, 53,550 options; Jeffrey Bean, 12,750 options; Anthony Adler, 53,267 options; and Sandra Ahman, 41,934 options.  The vested and unvested options were initially valued at $409,790 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 271; (3) risk-free interest rate of 0.89%, vest over a 36 month period and expire if unexercised in five years.  $163,322 and $163,916 of the initial value were charged to expense in fiscal year end 2012 and 2013, respectively.

During the year ended April 30, 2011, the Company issued to four employees under the Company’s 2005 Stock Incentive Compensation Plan options to purchase a total of 28,667 shares of common stock at $1.65 per share until December 1, 2018, subject to vesting at the rate of 40% on the grant date, 20% on December 1, 2011, 20% on December 1, 2012 and 20% on December 1, 2013. As of April 30, 2011, the vested and unvested options were initially valued at $42,961 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 250; (3) risk-free interest rate of 2.33%, vest over a 48 month period and expire if unexercised in ten years.  $8,592 and $8,592 of the initial value were charged to expense in fiscal year end 2012 and 2013, respectively.

During the year ended April 30, 2012, the Company issued to two directors, 13,334, five year options each. The options are exercisable at $0.60 per share and have been valued at $5,955 each using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 227%; (3) risk-free interest rate of 0.41%, vest over a 36 month period and expire if unexercised in five years. The Company charged $1,191 and $4,170 to expenses for the fiscal years ended 2012 and 2013, respectively.

No options were granted during the fiscal year ended April 30, 2013.

The following table summarizes common stock options issued to officers, directors and employees outstanding and the related exercise price.

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
379,667	2.40	$3.20	363,267	$3.30

Transactions involving stock options issued to officers, directors and employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2011	383,000	$4.50
Granted	26,666	0.60
Exercised	-	-
Canceled or expired	(15,667)	(20.25)
Outstanding at April 30, 2012	394,000	$3.75
Granted	-	-
Exercised	-	-
Canceled or expired	(14,333)	(18.91)
Outstanding at April 30, 2013	379,667	$3.20

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012

No options were granted during the fiscal year ended April 30, 2013. The weighted-average fair value of stock options granted during the year ended April 30, 2012 was $0.60 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant Assumptions (weighted average):	2012
Risk free interest rate at grant date:	0.41%
Expected stock price volatility	227%
Expected dividend payout	0
Expected options life in years(a)	3.00

(a) The expected option life is based on vested dates. The Company expensed $176,679 and $173,105 in the fiscal years ending April 30, 2013 and 2012, respectively, as the value of options issued to directors, officers and employees.

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

During the year ended April 30, 2010, the Company issued warrants to purchase an aggregate of 6,667 shares of common stock to a consultant. The warrants have been valued at $24,339 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 261%, (3) risk-free interest rate of 1.44%, and (4) expected life of 3 years. The warrants have an exercise price of $3.75 and are fully vested. This warrant expired in November 2012.

During the year ended April 30, 2010, in connection with the sale of short term notes, the Company issued three year warrants to purchase 33,375 shares of its common stock at $11.25 per share. The warrants have been valued at $178,026 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 281%, (3) risk-free interest rate of 1.42%, and (4) expected life of 3 years. All of these warrants expired during the fiscal year ended April 30, 2013.

During the year ended April 30, 2010, in connection with the sale of common stock, the Company issued three year warrants to purchase 164,221 shares of its common stock at $5.25 per share to eight accredited investors. The warrants have been valued at $491,576 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility ranging from 281% to 360%, (3) risk-free interest rate ranging from 1.25% to 1.42%, and (4) expected life of 3 years. 33,855 of these warrants expired during the fiscal year ended April 30, 2013 and the remaining 130,366 warrants were cancelled and 130,366 new three warrants exercisable at $0.8475 were issued.

During the year ended April 30, 2011, in connection with the sale of common stock, the Company issued three year warrants to purchase 195,213 shares of its common stock at $5.25 per share, to six accredited investors. The warrants have been valued at $389,123 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility ranging from 280 to 395, (3) risk-free interest rate ranging from 1.05% to 1.51%, and (4) expected life of 3 years. During the fiscal year that ended April 30, 2013, 159,902 warrants were cancelled and 159,902 new three warrants exercisable at $0.8475 were issued.

The three year warrants described in the preceding two paragraphs were valued at $394,967 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 225%, (3) risk-free interest rate of 0.467%, and (4) expected life of 3 years. The difference, $215,865, between this valuation and the remaining book valuation of the cancelled warrants of $179,102 was fully expensed in the second quarter of fiscal year ended 2013.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012

During the year ended April 30, 2011, the Company issued five warrants to purchase an aggregate of 23,977 shares of common stock to a consultant. The warrants have been valued at $105,235 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility ranging from 150% to 402%, (3) risk-free interest rate ranging from 1.64 % to 1.95%, and (4) expected life of 5 years. The warrants have an exercise price of $1.275 and are fully vested.  $3,863 was credited to expenses in fiscal 2012 and $9,749 was charged to expenses in fiscal 2013as a result of revaluation of the warrants during those periods.

During the year ended April 30, 2012, the Company issued four warrants to purchase an aggregate of 43,641 shares of common stock to a consultant. The warrants have been valued at $33,006 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility ranging from 208 %to 378%, (3) risk-free interest rate ranging from 0.82% to 1.68%, and (4) expected life of 5 years. The warrants have exercise prices of ranging from $0.60 to $1.275 and are fully vested. $49,326 was charged to expenses during fiscal 2012 which amount includes revaluation of the warrants and $18,586 was charged to expenses during fiscal year end 2013.

During the year ended April 30, 2013, the Company issued two warrants to purchase an aggregate of 40,000 shares of common stock to a consultant. The warrants have been valued at $33,801 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility ranging from 184% to 194%, (3) risk-free interest rate of 0.70%, and (4) expected life of 5 years. The warrants have exercise prices of $0.60 and are fully vested. $44,214 was charged to expenses during fiscal 2013 which amount includes revaluation of the warrants.

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

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$8.25	3,333	.05	$8.25	3,333	$8.25
$5.25	35,311	0.88	$5.25	35,311	$5.25
$3.75	2,667	0.83	$3.75	2,667	$3.75
$1.275	25,938	2.74	$1.275	25,938	$1.275
$0.8475	290,267	3.07	$0.8475	290,267	$0.8475
$0.80	20,000	4.67	$0.80	20,000	$0.80
$0.75	21,680	3.33	$0.75	21,680	$0.75
$0.60	40,000	4.16	$0.60	40,000	$0.60
	439,196	2.77	$1.27	439,196	$1.27

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 2011	478,817	$5.25
Granted	43,641	0.705
Exercised	-	-
Canceled or expired	(9,286)	(11.25)
Outstanding at April 30, 2012	513,172	5.25
Granted	330,268	0.82
Exercised	-	-
Canceled or expired	(404,244)	(2.40)
Outstanding at April 30, 2013	439,196	$1.27

The weighted-average fair value of stock warrants granted to non-employees during the years ended April 30, 2013 and 2012 was $0.98 and $3.75, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2013	2012
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.48%	1.061%
Expected stock price volatility	194%	300%
Expected dividend payout	-	-
Expected option life-years	3 years	3 years

The amount of the initial expenses charged to operations for compensatory warrants granted in exchange for services was $33,801 and $49,326 for the years ended April 30, 2013 and 2012, respectively.

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

 NOTE L - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located at 370 Lexington Avenue, Suite 1901, New York, NY 10017. The Company’s prior lease terminated in November 2012. The rent for the seven months ended November 2012 was $184,974.

We have an agreement for use of office space at our current location under a sub-lease expiring on November 29, 2014. The office space contains approximately 3,000 square feet.  The rent for the year ended April 30, 2012 was $283,867.  For the year ended April 30, 2013, the combined rent was $246,632. For the year ending April 30, 2014 the rent is $151,164 and for the seven months ending November 29, 2014 the rent is $89,453. Additionally, during the term of the sub-lease the Company is required to pay $965 monthly for electricity.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012

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

NOTE M - NON-CASH FINANCIAL INFORMATION

During the year ended April 30, 2013, the Company:

•	issued two warrants to purchase an aggregate of 40,000 shares of common stock to a consultant valued at $33,801.
•	issued 8,899 shares of common stock, which were classified as to be issued at April 30, 2013, for purchase of assets.
•	issued pursuant to notes and penalty provisions of notes, 341,190 shares of unregistered common stock, valued at $235,252
•	issued 20,000 shares of common stock, valued at $6,200, to a note holder as inducement.

During the year ended April 30, 2012, the Company:

•	issued four warrants to purchase an aggregate of 43,641 shares of common stock to a consultant valued at $33,006.
•	agreed to issue 8,899 shares of common stock, which were classified as to be issued at April 30, 2013, valued at $10,000, for purchase of assets.
•	issued pursuant to notes and penalty provisions of notes, 143,774 shares of unregistered common stock, valued at $116,153.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012

NOTE N - SUBSEQUENT EVENTS

Subsequent to April 30, 2013 the Company:

•	Sold 1,217,020 shares of restricted common stock to twelve accredited investors for $314,663
•	Issued 34,282 shares of restricted common stock valued at $11,133 to four note holders pursuant to the terms of the notes
•	Issued 214,562 shares of restricted common stock valued at $57,668 to three consultants
•	Issued 426,670 shares restricted common stock which had been classified as to be issued at April 30, 2013
•	Issued 50,000 shares of common stock in partial settlement of accounts payable
•	Issued 196,223 shares of common stock to two note holders upon conversion of $50,000 of notes payable and accrued interest thereon and $29,500 in accrued interest
•	Borrowed $30,000 from a current note holder and added that amount to the outstanding balance of his 8% convertible note (convertible at $0.495) due April 30, 2014
•	Borrowed $20,000 pursuant to the terms of an existing $165,000 convertible note commitment
•
Borrowed $25,000 pursuant to the terms of another $165,000 convertible note commitment. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $0.60 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the Company fails to maintain its status as DTC Eligible, the Principal amount of the Note shall increase by $10,000 and the conversion price shall be redefined to equal the lesser of $0.60 or 50% of the lowest closing prices during the 25 trading days immediately previous to the day the conversion notice is delivered to the Company. Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding

•	Repaid in two convertible notes aggregating $62,500.
•
Borrowed $50,000 pursuant to the terms of a six month 8 % convertible note, convertible at $0.25 per share, and agreed to issue10,000 shares of restricted common stock to the note holder as inducement for the loan

•
Borrowed $25,000 pursuant to the terms of a one month non-interest bearing note, and if the note is not paid at maturity, agreed to issue1,000 shares of restricted common stock per month, or portion thereof until the note is repaid, to the note holder

•	Borrowed $5,000 from a director on a non-interest bearing, demand basis.

NOTE O - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the period October 1, 2001 (date of inception) through April 30, 2013, the Company has incurred a cumulative net loss of $40,991,658. During the year ended April 30, 2013, the Company incurred a net loss of $3,726,523.  As of April 30, 2013, the Company’s had a deficit net worth of $3,874,694. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2013.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2013, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

RBSM LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of April 30, 2013.

Changes in Internal Controls

During the fiscal year ended April 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Not applicable.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of August 1, 2013.

Name	Age	Position
Anthony L. Havens	59	Chief Executive Officer, President, and Chairman
Kristian Srb	58	Director
Jeffrey Bean	60	Director
Anthony W. Adler	73	Executive Vice President and Principal Financial Officer
Richard P. Trotter	70	Chief Operating Officer
Sandra L. Ahman	50	Vice President, Secretary and Director

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

Kristian Srb, Director. Mr. Srb joined our board of directors in December 2004. Mr. Srb has been a director of American Motorcycle Leasing Corp. from 1994 to the present. Mr. Srb was President of American Motorcycle Leasing Corp. from 1994 to 1999. Since 1999, Mr. Srb has engaged in private investment activities. He has over 16 years’ experience in international brand development and management, including for 13 years with Escada A.G.

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

Richard P. Trotter, Chief Operating Officer. Mr. Trotter has been our Chief Operating Officer since November 2004. From 2001 to 2004, Mr. Trotter was President, Chief Credit Officer, of American Finance Company, Inc., purchasing retail automobile installment contracts from independent automobile dealers nationwide. From 1996 to 2001, he was Senior Vice President of Originations for Consumer Portfolio Services, Inc., one of the nation's leading purchasers of non-prime retail automobile installment contracts. From 1994 to 1996, he was Senior Vice President of Marketing for Consumer Portfolio Services, Inc. His experience also includes positions as Chief Operating Officer, Executive Director and President, and Chief Credit Officer for banks and financial institutions in California. Mr. Trotter has over 30 years’ experience in financial institutions and over 20 years’ experience specializing in the automobile lending, servicing, and collecting industry.

Sandra L. Ahman, Vice President, Secretary and Director. On March 1, 2004, Sandra Ahman became Vice President of Operations and Secretary of Sparta, and a Director on June 1, 2004. She served as a Vice President of our predecessor entity, Sparta Commercial Services, LLC since its inception in 2001 until its dissolution in February 2006. From 1994 to 2004, she was Vice President of Operations of American Motorcycle Leasing Corp. Prior to joining American Motorcycle Leasing Corp.; Ms. Ahman was with Chatham Capital Partners, Ltd. Before joining Chatham in 1993, she was Manager, Human Resources for Comart and Aniforms, a sales promotion and marketing agency in New York, where she worked from 1986 to 1993. For the past 15 years, Ms. Ahman has been a volunteer with The Children's Aid Society in New York City, a membership of 500 committed volunteers, serving from 2000 to 2002 as President of its Associates Council, from 2002 to 2005 as Chairman of the Associates Council, and and from 2002 to 2012 as a member of the Advisory Council of their Board of Trustees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta's executive officers, directors, and persons who beneficially own more than ten percent of Sparta's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta's common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person.  Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2013, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 11.             EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended April 30, 2013 ("Named Executive Officers").

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)	Stock Awards ($)(b)	Option Awards ($)(b)	All Other Compensation ($)(c)	Total ($)

Anthony L. Havens	2013	280,000	42,723	0	0	30,498	353,221
Chief Executive Officer	2012	280,000	55,469	0	0	12,267	347,736
Anthony W. Adler	2013	185,000	0	0	0	0	185,000
Executive Vice President and Principal Financial Officer	2012	185,000	0	0	0	0	185,000
Richard P. Trotter	2013	129,167	0	0	0	0	129,167
Chief Operating Officer	2012	150,000	0	0	0	0	150,000

(a)
For Mr. Adler includes accrued; unpaid net salary of $120,081 and $102,955 at year end 2013 and 2012, respectively. For Mr. Trotter, includes accrued; unpaid net salary of $95,684 at year end 2013.  During fiscal 2012, Mr. Trotter agreed to accept 21,476 shares of common stock in lieu of accrued but unpaid salary in the amount of $64,427 and Mr. Trotter agreed to forgive $100,000 of accrued salary.

(b)
Represents the stock-based compensation recognized in accordance with ASC 718. Stock-based awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of stock-based awards are discussed in Note K to the consolidated financial statements.

(c)
This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000. In fiscal 2013 and 2012, for Mr. Havens, this includes $30,498 for health insurance, garage and storage rental, and $12,267 for garage and storage rental, respectively.

In general, compensation payable to a Named Executive Officer consists of a base salary, a stock or stock option award, and may also include a cash bonus.  During our 2013 fiscal year, we had in effect a written employment agreement with the Mr. Havens.  Our compensation system has generally not been tied to performance based conditions other than the passage of time.

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

 Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as at April 30, 2013.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Anthony L. Havens (1)	88,967	-	1.875	5/12/2015	-	-
Anthony W. Adler (2)	32,000	-	14.355	9/21/2014
Anthony W. Adler (1)	53,267	-	1.875	5/12/2015	-	-
Richard P. Trotter (1)	53,550	-	1.875	5/12/2015	-	-
Richard P. Trotter (3)	2,334	-	45.375	4/29/2014	-	-

(1)	Granted pursuant to an option agreement dated May 12, 2011. The options are exercisable, subject to vesting, for a period of five years from the grant date at $1.875 per share.
(2)	Granted pursuant to an option agreement dated September 22, 2006. The options are exercisable for a period of five years from the vesting date at $14.355 per share.
(3)	Granted pursuant to an option agreement dated April 29, 2005.

Compensation of Directors

In fiscal 2013, non-employee directors received no compensation.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of April 30, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by securities holders	57,334	$4.57	56,000
Equity compensation plans not approved by security holders	347,000	$3.28	n/a
Total	404,334	$3.46	56,000

(a)	For purposes of the table, does not include shares issued and outstanding pursuant neither to the Company’s 2009 Consultant Stock Plan, nor 1,334 shares vested pursuant to a restricted stock grant.
(b)	Calculation excludes shares issued pursuant to stock grants.

Plans in the Shareholder Approved Category

In July 2004, we adopted our 2005 Stock Incentive Compensation Plan.  The plan authorizes our Board of Directors to grant securities, including stock options, to employees, directors and others, in the aggregate amount of 113,334 shares of common stock. Securities issued under the plan may be stock awards, non-qualified options, incentive stock options, or any combination of the foregoing.  In general, stock options granted under the plan have a maximum duration of ten years from the date of the grant and are not transferable. The per share exercise price of any incentive stock option granted under the plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over ten percent or more of our capital stock are granted at 110% of fair market value of the underlying common stock on the date of grant and expire five years after the date of grant. No options may be granted after July 1, 2014.  During the year ended April 30, 2013, no options were granted pursuant to the plan.  As of April 30, 2013, options to purchase 57,334 shares of common stock were outstanding under the plan.

Plans Not in the Shareholder Approved Category

On November 1, 2004, pursuant to an employment agreement with Richard P. Trotter, our Chief Operating Officer, we granted an award of 1,667 shares of our common stock, subject to vesting and subject to continued employment.  As of April 30, 2013, Mr. Trotter was vested with 1,667 shares, of which only 334 shares have been issued to date.

On April 29, 2005, pursuant to an option agreement with Richard Trotter, our Chief Operating Officer, we issued stock options to purchase up to 11,667 shares of our common stock. The stock options are exercisable for five years from the vesting date at $45.375 per share.  The options vested in increments of 2,334 options on each of April 29, 2005, 2006, 2007, 2008, and 2009.  Options to purchase an aggregate of 9,334 shares have expired.

On September 22, 2006, pursuant to an option agreement with Anthony W. Adler, our Executive Vice President, we issued stock options to purchase up to 53,334 shares of a common stock, exercisable at $14.355 per share until September 22, 2014. Options to purchase 21,334 shares have expired.

On October 23, 2006, pursuant to an option agreement with Jeffrey Bean, one of our directors, we issued stock options to purchase up to 6,667 shares of common stock, exercisable at $9.00 per share until October 23, 2012. All of these options have expired 2013.

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

In the fiscal year ended April 30, 2013, we issued two warrants to purchase an aggregate of 40,000 shares of common stock to a consultant valued at $33,801.

In May 2009, the Company’s Board of Directors authorized a 2009 Consultant Stock Plan covering 133,334 shares of the Company’s common stock for purposes of compensation of certain consultants. During fiscal 2012, the Company issued no shares under the plan. During fiscal 2013 the Company issued 61,000 shares under the plan. As of April 30, 2013, 25,083 shares were available for issuance pursuant to the plan.

Common Stock Ownership

The table below sets forth information regarding the beneficial ownership of our common stock as of April 30, 2013 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

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

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	448,085	3.15%
Kristian Srb (2)	485,977	3.43%
Jeffrey Bean (3)	31,364	0.22%
Anthony W. Adler (4)	143,046	1.01%
Richard P. Trotter (5)	123,471	0.87%
Sandra L. Ahman (6)	49,678	0.35%
Glenn A. Little (7)	3,042,595	18.05%
P.O. Box 1271
Midland, TX 79702
Entities controlled by John W. Russell (8)	990,237	6.97%
116A Main Street
Tiburon, CA 94920
All current directors and named officers as a group (6 in all)	1,281,621	8.86%

(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 370 Lexington Avenue, Suite 1901, New York, NY 10017.
(1)
Mr. Havens' minor son owns approximately 13,334 shares of common stock in a trust account. Mr. Havens is not the trustee for his son's trust account, and does not have the sole or shared power to vote or direct the vote of such shares.  Mr. Havens disclaims beneficial ownership of such shares held in his son's trust account.

Includes 88,967 vested options, all exercisable at $1.875 per share until May 12, 2015.
(2)
Includes 834 shares of common stock held by Mr. Srb's minor daughter, for which Mr. Srb may be deemed to have beneficial ownership of such shares. Includes 32,867 vested options, all exercisable at $1.875 per share until May 12, 2015.  And, 8,000 vested stock options, and 5,333 options subject to vesting on November 22, 2013, all exercisable at $0.60 until November 22, 2016.

(3)
Includes 1,333 vested stock options, exercisable at $9.0 per share until October 23, 2013, 1,333 vested stock options, exercisable at $9.0 per share until October 23, 2014, and 12,750 vested options all exercisable at $1.875 per share until May 12, 2015. And, 8,000 vested stock options, and 5,333 options subject to vesting on November 22, 2013, all exercisable at $0.60 until November 22, 2016.

(4)
Includes 32,000 vested stock options, exercisable at $14.355 per share until September 22, 2013, and 44,445 shares held by The Anthony W. Adler Irrevocable Trust, dated October 1, 2009.  Includes 53,267 vested stock options, exercisable at $1.875 per share until May 12, 2015.

(5)
Includes 1,667 vested shares, of which only 334 of such vested shares have been issued to date, 2,333 vested stock options, exercisable at $45.375 per share until April 29, 2014, and 44,445 shares held by The Richard and Kay Trotter Trust Established March 18, 2009. Includes 21,476 shares to be issued to Mr. Trotter in lieu of salary.  Includes 53,550 vested stock options, all exercisable at $1.875 per share until May 12, 2015.

(6)	Includes 41,993 vested stock options, all exercisable at $1.875 per share until May 12, 2015.
(7)	Includes 2,313,343shares subject to conversion of convertible notes held by Mr. Little which are convertible to the option of the holder.
(8)
Includes 33,333 vested warrants exercisable at $0.8475 per share, 11,111 expiring June 15, 2016 and 22,222 expiring June 21, 2016. Includes 43,556 shares subject to conversion of convertible preferred shares of Specialty Reports, Inc. held by the entities and convertible at the option of the holder

Changes in Control

Other than outstanding convertible securities, we do not have any arrangements that may result in a change in control.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended April 30, 2013 and 2012, we received non-interest bearing demand loans in the aggregate amount of $7,000  and none respectively, from Kristian Srb, one of our directors of which $500 was repaid. As of April 30, 2013, we owed Mr. Srb $379,500.

On October 31, 2008, the Company purchased certain loans secured by a portfolio of all American Motorcycle Leasing Corp's motorcycle leases for a total purchase price of $100,000. At April 30, 2012 and 2013, included in accounts receivable, are $10,189 and zero, respectively, due from American Motorcycle Leasing Corp.   The account was written-off in fiscal 2013 as American Motorcycle Leasing had ceased operations. From time to time, we had engaged in certain transactions with American Motorcycle Leasing Corp . We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Director Independence

None of our directors, other than Kristian Srb and Jeffrey Bean, is deemed an independent director.  For purposes of determining independence, we are applying the independence standards of the NASDAQ Stock Market LLC.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by RBSM LLP, our principal independent registered public accounting firm, during the fiscal years ended April 30, 2013 and 2012 were $102,000 and $100,572, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2013 and 2012 were $0.  Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2013 and 2012 were $0. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services our principal independent registered public accounting firm for the fiscal years ended April 30, 2013 and 2012.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm.  All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2013 and 2012 were pre-approved.  The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of audit and non-audit services was compatible with maintaining the auditor's independence.

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           List of documents filed as a part of this report:

(1)         Index to Consolidated Financial Statements

Report of Registered Independent Certified Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2013 and 2012
Consolidated Statements of Losses for the years ended April 30, 2013 and 2012
Consolidated Statement of Deficit for the two years ended April 30, 2013
Consolidated Statements of Cash Flows for the years ended April 30, 2013 and 2012
Notes to Consolidated Financial Statements

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

11	Statement re: computation of per share earnings is hereby incorporated by reference to Part II, Item 8 of this report
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of Form 10-K filed on August 15, 2012)
21.1*	List of Subsidiaries
23.1*	Consent of RBSM LLP
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

Date: August 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President
and Chairman of the Board

Date: August 13, 2013

By:	/s/ Anthony W. Adler
Anthony W. Adler
Executive Vice President, and
Interim Principal Financial Officer

Date: August 13, 2013

By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: August 13, 2013

By:	/s/ Kristian Srb
Kristian Srb
Director

Date: August 13, 2013

By:	/s/ Jeffrey Bean
Jeffrey Bean
Director

Date: August 13, 2013