Form 10-Q
period 2013-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2013-09-23
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

As of September 16, 2013, we had 16,631,586 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2013	April 30, 2013
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,148	$38,213
Accounts receivable	224,514	153,847
Other current assets	32,629	48,280
Total Current Assets	277,291	240,340
Property and equipment, net of accumulated depreciation and amortization of $197,216 and $194,795, respectively (NOTE B)	12,125	14,546
Goodwill	10,000	10,000
Other assets	9,627	9,628
Deposits	40,568	40,568
Total assets from continuing operations	349,612	315,081
Assets from discontinued operations (NOTE C)	90,382	109,669
Total assets	$439,994	$424,750

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,346,520	$1,333,187
Notes payable net of beneficial conversion feature of $101,975 and $105,029, respectively (NOTE D)	2,034,529	2,004,475
Loans payable-related parties (NOTE E)	392,022	393,260
Derivative liabilities	417,445	378,802
Total current liabilities	4,190,516	4,109,724
Liabilities from discontinued operations (NOTE C)	176,402	189,720
Total liabilities	4,366,918	4,299,444

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 157 shares issued and outstanding, respectively	1,570	1,570
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 740,000,000 shares authorized, 16,205,665 and 14,131,242 shares issued and outstanding, respectively	16,206	14,131
Common stock to be issued, 215,950 and 625,340, respectively	216	625
Preferred stock B to be issued, 60.71 and 56.8 shares, respectively	61	57
Additional paid-in-capital	39,072,967	38,483,198
Subscriptions receivable	(2,118,309)	(2,118,309)
Accumulated deficit	(41,625,662)	(40,991,658)
Total deficiency in stockholders' equity	(4,640,451)	(4,597,885)
Noncontrolling interest	713,527	723,191
Total Deficit	(3,926,924)	(3,874,694)
Total Liabilities and Deficit	$439,994	$424,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012
(UNAUDITED)

	Three Months Ended July 31,
	2013	2012
Revenue
Information technology	$136,116	$110,364
Cost of goods sold	37,577	34,613
Gross profit	98,539	75,750

Operating expenses:
General and administrative	470,986	598,134
Depreciation and amortization	2,421	2,493
Total operating expenses	473,407	600,627

Loss from continuing operations	(374,868)	(524,877)

Other (income) expense:
Other income	(20,505)	(17,169)
Interest expense and financing cost, net	91,278	98,582
Non-cash financing costs	12,333	44,435
Amortization of debt discount	75,491	174,612
(Gain) loss in changes in fair value of derivative liability	60,248	28,498
Total other (income) expense	218,846	328,958

Net loss from continuing operations	$(593,714)	$(853,836)

Net loss from discontinued operations	(10,620)	(168,312)

Net Loss	(604,334)	(1,022,148)

Net loss (gain) attributed to non-controlling interest	9,664	(70)

Preferred dividend	(39,334)	(39,764)

Net loss attributed to common stockholders	$(634,004)	$(1,061,981)

Basic and diluted loss per share	$(0.04)	$(0.11)

Basic and diluted loss per share attributable to common stockholders	$(0.04)	$(0.12)

Weighted average shares outstanding	15,241,713	9,093,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
FOR THE THREE MONTHS ENDED JULY 31, 2013
(UNAUDITED)

					Series B Preferred Stock
	Series A		Series B		Shares				Common Stock			Additional		Non-
	Preferred Stock		Preferred Stock		to be issued		Common Stock		to be issued		Subscriptions	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance April 30, 2013	125	$12,500	157	$1,570	567,847	$57	14,131,242	$14,131	625,340	$625	$(2,118,309)	$38,483,198	$(40,991,658)	$723,191	$(3,874,695)
Preferred dividend to be issued					39,142	4	-					39,138			39,142
Derivative liability reclassification												84,542			84,542
Sale of common stock							1,252,686	1,253	(82,720)	(83)		298,493			299,663
Shares issued for financing cost							34,282	34				12,299			12,333
Shares issued for conversion of notes and interest							572,893	573	(326,670)	(326)		94,504			94,751
Stock compensation							214,562	215				57,454			57,669
Employee options expense												3,339			3,339
Net loss													(634,004)	(9,664)	(643,668)
Balance July 31, 2013	125	$12,500	157	$1,570	606,989	$61	16,205,665	$16,206	215,950	$216	$(2,118,309)	$39,072,967	$(41,625,662)	$713,527	$(3,926,924)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012
(UNAUDITED)

	Three Months Ended July 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(634,004)	$(1,061,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend on preferred stock	39,344	39,764
Loss allocable to non-controlling interest	(9,664)	(70)
Depreciation and amortization	2,421	2,493
Amortization of debt discount	75,491	174,612
Change in fair value of derivative liabilities	60,248	28,498
Shares issued for finance cost	12,333	44,435
Shares issued upon conversion of interest	-	34,022
Equity based compensation	61,007	315,835
(Increase) decrease in operating assets:
Accounts receivable	(79,339)	-
Prepaid expenses and other assets	15,652	(9,684)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	57,051	137,120
Net cash used in operating activities	(399,460)	(294,956)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of subsidiary stock	-	55,000
Net proceeds from sale of common stock	299,664	136,000
Net proceeds from convertible notes	164,500	83,000
Net payments on notes payable	(112,500)	(27,125)
Net proceeds from other notes	25,000	-
Net loan proceeds from (payments to) other related parties	(1,238)	7,000
Net cash provided by financing activities	375,426	253,875

Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	5,969	68,979
Cash provided by investing activities of discontinued operations	-	111,091
Cash provided by (used in) financing activities of discontinued operations	-	(125,746)
Net Cash flow from discontinued operation	5,969	54,324

Net (decrease) increase in cash	$(18,065)	$13,243

Unrestricted cash and cash equivalents, beginning of period	$38,213	$19,138
Unrestricted cash and cash equivalents , end of period	$20,148	$32,382

Cash paid for:
Interest	$5,585	$39,638
Income taxes	$3,214	$330

See Note I for non-cash investing and financing activities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements is as follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2013 and for the three month periods ended July 31, 2013 and 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2013 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, Specialty Reports, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Business

Sparta Commercial Services, Inc. (“Sparta” “we,” “us,” or the “Company”), since May 2010, has concentrated its efforts on developing and marketing vehicle history reports, over the internet, and mobile apps for vehicle dealers and other market segments. Historically, the Company had been in the business as an originator and indirect lender for consumer retail installment loans and consumer lease financing for the purchase or lease of new and used motorcycles (specifically 550cc and higher) and utility-oriented 4-stroke all-terrain vehicles (ATVs). These consumer financing products were discontinued during the fiscal year ending April 30, 2013 (see Discontinued Operations).  The Company continues to offer a leasing program for municipalities.

The results of operations for the three months ended July 31, 2013 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2014.

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

The Company’s leases, which are included in Discontinued Operations, are accounted for as either operating leases or direct financing leases.  At the inception of operating leases, no lease revenue is recognized and the leased motorcycles, together with the initial direct costs of originating the lease, which are capitalized, appear on the balance sheet as “motorcycles under operating leases-net”.  The capitalized cost of each motorcycle is depreciated over the lease term, on a straight-line basis, down to the Company’s original estimate of the projected value of the motorcycle at the end of the scheduled lease term (the “Residual”).  Monthly lease payments are recognized as rental income.

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

Direct financing leases are recorded at the gross amount of the lease receivable (principal amount of the contract plus the calculated earned income over the life of the contract), and the unearned income at lease inception is amortized over the lease term.

The Company’s Retail Installment Sales Contracts (“RISC”) , which are included in Discontinued Operations,   are secured by liens on the titles to the vehicles.  The RISCs are accounted for as loans.  Upon purchase, the RISCs appear on the Company’s balance sheet as RISC loan receivable current and long term.  Interest income on these loans is recognized when it is earned.

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

Inventories

Inventories, which are included in Discontinued Operations,  are valued at the lower of cost or market, with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value.

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

ASC 740-10, “Accounting for Uncertainty in Income Taxes,” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2013 or the three months ended July 31, 2013.

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

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  At July 31, 2013 and April 30, 2013, the Company has no items of other comprehensive income.

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

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred.  During the three months ended July 31, 2013 and 2012, the Company incurred $2,500 and $2,000 in advertising costs, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.04 and $0.12 for the three months ended July 31, 2013 and 2012, respectively.  At July 31, 2013 and 2012, 5,076,396 and 4,721,308 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss attributable to common stockholders of $634,004 and $1,061,981 during the three months ended July 31, 2013 and 2012, respectively.  The Company had a negative net worth of $3,926,924 at July 31, 2013.

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

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

NOTE B – PROPERTY AND EQUIPMENT

Major classes of property and equipment at July 31, 2013 and April 30, 2013 consist of the followings:

	July 31, 2013	April 30, 2013
Computer equipment, software and furniture	$209,341	$209,341
Less: accumulated depreciation	(197,216)	(194,795)
Net property and equipment	$12,125	$14,546

Depreciation expense for property and equipment was $2,421 and $2,493, respectively for the three months ended July 31, 2013 and 2012, and $11,165 for the year ended April 30, 2013.

NOTE C – DISCONTINUED OPERATIONS

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

	Three Months Ended
	July 31,	July 31,
	2013	2012

Revenues	$21,011	$51,551
Net (loss)	$(10,620)	$(168,312)

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore there no portfolio performance measures were calculated for the year ending April 30, 2013

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at July 31, 2013 and April 30, 2013:

	July 31,	April 30,
	2013	2013
Motorcycles and other vehicles	$126,334	$152,157
Less: accumulated depreciation	(32,604)	(36,687)
Motorcycles and other vehicles, net of accumulated depreciation	93,730	115,470
Less: estimated reserve for residual values	(10,382)	(8,880)
Motorcycles and other vehicles under operating leases, net	$83,347	$106,591

At April 30, 2013, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the three months ended July 31, 2013 was $7,684 and for the year ended April 30, 2013 it was $53,191. All of the assets are pledged as collateral for the note described in SECURED NOTES PAYABLE in this Note C.  These remaining leases are in a run-off mode.

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At July 31, 2013 and at April 30, 2013, the Company had no repossessed vehicles which are held for resale.

RETAIL (RISC) LOAN RECEIVABLES

All of the Company’s RISC performing  loan receivables were sold in August 2012.  As of July 31, 2013 and April 30, 2013, the Company had: RISC loans of $5,615 and $0, respectively, and deficiency receivables of $6,417 and $6,157, respectively. At July 31, 2013 and at April 30, 2013, the reserve for doubtful RISC loan receivables was $5,099 and $3,078, respectively.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore there no portfolio performance measures were calculated for the quarter ending July 31, 2013 or the year ending April 30, 2013.

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

SECURED NOTES PAYABLE

	July 31,	April 30,
	2013	2013

Secured, subordinated individual lender (a)	$171,058	$181,258
Secured, subordinated individual lender (b)	14,337	14,337
Total	$185,395	$195,595

(a)
The Company had financed certain of its leases and RISCs through two third parties. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at July 31, 2013 is 15.29%.

(b)
On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of additional Purchase Portfolio documentation. As of April 30, 2013, no such documents have been received. Proceeds from the Purchased Portfolio started accruing to the Company beginning November 1, 2008. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 which was extended to May 1, 2013, and has granted the note holder a security interest in the Purchased Portfolio. On January 31, 2013, the holder converted $50,000 of the outstanding balance of the Note into 60,606 shares of the Company’s restricted common stock. The note, which had an outstanding balance of $14,337 at July 31, 2013, has been extended to October 13, 2013.

At July 31, 2013, the notes payable mature as follows:

Year ended July 31,	Amount
2014	$163,807
2015	21,588
Total Due	$185,395

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

NOTE D – NOTES PAYABLE

Notes Payable	July 31, 2013	April 30, 2013
Notes convertible at holder’s option (a)	$1,746,504	$1,694,504
Notes with interest only convertible at Company’s option (b)	360,000	360,000
Non-convertible notes payable (c)	30,000	55,000
Subtotal	2,136,504	2,109,504
Less, Debt discount	(101,975)	(105,029)
Total	$2,034,529	$2,004,475

(a)
Notes convertible at holder’s option consists of: (i) a $1,175,105, 8% note originally due April 30, 2013, but subsequently amended to such time as the law suit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated, convertible at the holder’s option at $0.495 per share. The Company had recorded a $663,403 beneficial conversion discount for this note which was fully amortized during fiscal 2013; (ii) a $20,000, 8% note due November 11, 2013. The Company has recorded a beneficial conversion discount of  $14,483 for this note. The discount is being fully amortized over the terms of the note.   The note is convertible at the note holder’s option at a variable conversion price such that during the period during which the notes are outstanding, with both notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). Other convertible notes issued in prior periods to this note holder and outstanding at April 30, 2013 were repaid in cash. The Company has reserved up to 1,344,487 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are  not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full; (iii)  a $103,399, 12% note due August 31, 2012, convertible at the holder’s option at $3.75 per share. The Company is paying $2,000 in monthly penalty shares on this note until the note is paid in full (the number of penalty shares is based on the five day volume weighted average closing price of the Company’s common stock for the five trading days prior to the 19th of each month); (iv) seven notes aggregating $118,250, all due October 30, 2013 with interest ranging from 15% to 20%, the Company is paying 667 monthly penalty shares until the note is paid in full on one  $25,000 note which had been past due, all of the notes are convertible at the holder’s option at $0.375 per share. The Company has recorded a $5,340 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes; (v) three notes aggregating $106,250, all due October 30, 2013 with interest ranging from 20% to 25%, all of the notes are convertible at the holder’s option at $0.375 per share. The Company has recorded a $6,120 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes; (vi) a $50,000, 8% convertible note due November 30, 2013, convertible at the holder’s option at the lower of $0.25 or the closing market price on the day of conversion. The note holder received 10,000 shares of common stock as inducement for the note. The note carries an 18% default interest rate. The Company has recorded a $24,000 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note, $25,000 of the note was received subsequent to July 31, 2013; (vii) a 55,000, 5% convertible note due August 10, 2013, a $59,000, 5% convertible note due April 24, 2014, and a $22,000, 5% convertible note due June 27, 2014. This lender has committed to lend up to $330,000 (three hundred thousand) in the form of two $165,000 notes. The Lender initially advanced $55,000 against one $165,000 note which amount was repaid via conversion. The Lender advanced an additional $55,000 and an additional $22,000 against one $165,000 note and $59,000 against the other note. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $58,289 beneficial conversion discount for the three outstanding notes. The discount is being fully amortized over the initial term of the notes; (viii)  a $27,500, 5% convertible note due July 16, 2014. This lender has committed to lend up to $165,000 . The Lender initially advanced $27,500. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $0.60 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded an $11,786 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note; and (ix) a $35,000 ,5% convertible note due August 1, 2014. The Conversion Price is the lesser of $0.60 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. The Company has recorded a $15,000 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note.

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

(b)
Notes with interest only convertible at Company’s option consist of: (i) two 22% notes in the amounts of $10,000 each, due October 31, 2012 and August 30, 2012 respectively, and a $25,000 note due May 1, 2011, was extended to October 31, 2013. The Company is paying the note holder 3,334 shares per month until the note is paid or renegotiated. Interest is payable on all three notes at the Company’s option in cash or in shares at the rate of $1.50 per share; and (ii) a $315,000, 12.462% note due April 30, 2014. Interest is payable quarterly with a minimum or $600 in cash with the balance payable in cash or stock at the Company’s option  as calculated as the volume weighted average price of the Company’s common stock for the ten day trading period immediately preceding the last day of each three month period.

(c)
Non-convertible notes consist of a $30,000 note due October 31, 2012 which bears no interest; the Company has agreed to pay 2,667 monthly penalty shares until the note is paid in full on this note which had been past due.

Amortization of Beneficial Conversion Feature for the three months ended July 31, 2013 and 2012 was $75,491 and $174,612, respectively and for the fiscal year ended April 30, 2013 was $854,569.

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

The change in fair value of the derivative liabilities of warrants outstanding at July 31, 2013 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.04%		to	1.16%
Expected stock price volatility					121%
Expected dividend payout					0
Expected options life in years	Ranging from	.3	year	to	4.4	years

The change in fair value of the derivative liabilities of convertible notes outstanding at July 31, 2013 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.03%		to	0.11%
Expected stock price volatility	Ranging from	121%		to	128%
Expected dividend payout					0
Expected options life in years	Ranging from	.24	year	to	1	year

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2013 and April 30, 2013, aggregated loans payable, without demand and with no interest, to officers and directors were $392,022 and $393,260, respectively.

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

NOTE F – EQUITY TRANSACTIONS

On May 18, 2012, the Company’s Board of Directors declared effective a one for seventy-five reverse common stock split. All per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively adjusted to the earliest period presented for the effect of this reverse stock split.

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 740,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 shares of Series A preferred stock issued and outstanding as of July 31, 2013 and April 30, 2013.  The Company had 157 shares of Series B preferred stock issued and outstanding as of July 31, 2013 and April 30, 2013.  The Company had nil shares of Series C preferred stock issued and outstanding as of July 31, 2013 and April 30, 2013.  The Company has 16,205,665 and 14,131,242 shares of common stock issued and outstanding as of July 31, 2013 and April 30, 2013, respectively.

Preferred Stock, Series A

During the quarter ended July 31, 2013, there were no transactions in Series A Preferred, however, at July 31, 2013, there were $6, 236 of accrued dividends payable on the Series A Preferred, compared to the accrual of $5,287 at April 30, 2013.  At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock, Series B

During the quarter ended July 31, 2013, there were no transactions in Series B Preferred Stock, however, at July 31, 2013, there were $39,142.47 of dividends accrued and re-classed as 3.91 shares of Series B Preferred Stock payable. There were a total of 60.7 shares of Series B Preferred payable at July 31, 2013 representing a total of $606,989 in accrued dividends as compared to 56.8 shares of Series B Preferred payable at April 30, 2013 representing $567,847 in accrued dividends

Preferred Stock Series C

There were no shares of Series C Preferred Stock issued and outstanding at July 31, 2013 and at April 30, 2013.

Common Stock

During the three months ended July 31, 2013, the Company expensed $61,007 for non-cash charges related to stock and option compensation expense.

During the three months ended July 31, 2013, the Company:

●	issued 426,670 shares of common stock which had been classified as to be issued at April 30, 2013,
●	sold 1,169,966 shares of common stock to fourteen accredited investors for $299,663, of which 17,280 shares remained to be issued at July 31, 2013,
●	issued 196,223 shares of common stock upon the conversion of $50,000 principal amount of convertible notes and accrued interest thereon and $29,500 accrued interest on another note,
●	issued 34,282 shares of common stock valued at $12,333 pursuant to terms of various notes,
●	issued 214,562 shares of common stock valued at $57,668 pursuant to consulting agreements, and
●	issued 50,000 shares of common stock in payment of $15,250 in accounts payable.

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

NOTE G – NONCONTROLLING INTEREST

For the three months ended July 31, 2013, the non-controlling interest is summarized as follows:

Amount
Balance at April 30, 2013	$723,191
Noncontrolling interest’s share of losses	(9,664)
Balance at July 31, 2013	$713,527

NOTE H – FAIR VALUE MEASUREMENTS

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

The table below summarizes the fair values of financial liabilities as of July 31, 2013:

		Fair Value Measurement Using
	Fair Value at July 31, 2013	Level 1	Level 2	Level 3
Derivative liabilities	$417,445	-	-	$417,445

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

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

Changes in Derivative liability during the three months ended July 31, 2013 were:

		Increased	Decrease
	April 30,	During	in Fair	July 31,
	2013	Period	Value	2013

Derivative liability	$378,802	$175,727	$137,084	$417,445
Total	$378,802	$175,727	$137,084	$417,445

NOTE I – NON-CASH FINANCIAL INFORMATION

During the three months ended July 31, 2013, the Company:

•	classified preferred dividends to be issued of $39,143
•	issued 34,282 shares of common stock valued at $12,333 pursuant to the terms of the notes
•	issued 50,000 shares of common stock in settlement of $15,250 in accounts payable
•	issued 246,223 shares of common stock upon conversion of $94,750 of notes payable and accrued interest.

NOTE J – SUBSEQUENT EVENTS

During August and September 2013, the Company:

•	Issued 20,000 shares of S-8 stock for $12,000 in accounts payable.
•	Issued 128,553 shares of common stock upon the conversion of $52,394.21 notes and accrued interest thereon.
•	Issued 48,976 shares of common stock upon the conversion of $32,902.48 of accrued interest.
•	Sold 180,653 shares of common stock to five accredited investors for $63,500
•	Issued 32,739 shares valued at $10,938 pursuant to the terms of their notes.
•	Issued 15,000 shares of common stock valued at $4,500 to a consultant.
•
Borrowed $33,000, pursuant to the terms of a $165,000, 5%, convertible note with an institutional lender. The note is subject to a 10% original issue discount (“OID”) in addition to the interest. On closing, the lender advanced an initial $50,000 and may make additional advances in such amounts and at such dates as the lender chooses. Each advance is for a term of twelve months and the Company will pay no interest if the note is repaid within 90 days. The Conversion Price of the note is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Borrower.

•
Borrowed from an institutional investor, $67,000 at 8% due May 12, 2014, convertible at the note holder’s option at a variable conversion price such that during the period during which the note is outstanding,  the note is convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 1,200,000 shares of its common stock for conversion pursuant to the terms of the note.

•
Borrowed from an accredited investor, $5,000, 5% convertible note due March 1, 2014. The note is convertible at the holder’s option at $0.39 per share. In the event of default on repayment by the Company, the Default interest rate on the unpaid principal balance shall be increased to an annual rate of fifteen (15%) percent. Additionally, in the event of default on repayment by the Borrower, The Borrower shall issue to the Holder one thousand (1,000) shares of its common stock for each month or portion thereof that such default has not been cured.

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

NOTE K – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements during the period July 1, 2004 (date of inception) through July 31, 2013, the Company incurred loss of $41,625,662.  Of these losses, $634,004 was incurred in the three months ending July 31, 2013.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended April 30, 2013 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

	Quarter Ended
	July 31,	July 31,
	2013	2012

Revenues	$21,011	$51,551
Net (loss)	$(9,664)	$(168,312)

RESULTS OF CONTINUING OPERATIONS

Comparison of the Three Months Ended July 31, 2013 to the Three Months Ended July 31, 2012

For the three months ended July 31, 2013 and 2012, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses

Revenues

Revenues totaled $136,116 during the three months ended July 31, 2013 as compared to $110,364 during the three months ended July 31, 2012.  This $25,753 (23%) increase in revenues was due to increased sales of mobile apps with sales of history reports being relatively unchanged from the same period last year

Costs and Expenses

Cost of goods sold increased 8.56% from $34,613 to $37,577 which percentage increase was less than our 23% increase in revenues resulting in an increase in our gross profit margin to 72% in the current quarter from 68% in the quarter ended July 31, 2012. General and administrative expenses were $470,986 during the three months ended July 31, 2013, compared to $598,134 during the three months ended July 31, 2012. The $127,148 (21.%) decrease was primarily due to a $60,821 (26%) decrease in employee compensation from $230,036 to $169,215 and a $49,479 (51%) decrease in rent and utilities from $96,943 to $47,464.

Net Loss from continuing operations

We incurred a net loss from continuing operations and before preferred dividends and non-controlling interest of $593,714 for our three months ended July 31, 2013 as compared to a net loss of $853,836 for the corresponding interim period in 2012, a $260,120 (30%) decrease.  The decrease in our net loss before preferred dividends for our three month interim period ended July 31, 2013 was attributable primarily to the decrease in general and administrative expenses discussed above, a $99,121 (57%) decrease in amortization of debt discount, a $32,102 (72%) decrease in non-cash finance costs, a $7,304 (7%) decrease in interest expense and financing costs, net, a $3,336 (19%) increase in other income partially offset by a $31,750 (111%) increase in the change in the non-cash charge for fair value of derivative liabilities, aided by the $22,789 (30%) increase in gross profit.

Net loss from discontinued operations

Our net loss from discontinued operations for the quarter ended July 31, 2013 was $10,620 as compared to a net loss of $168,312 for the three months ended July 31, 2012, a $157,692 (94%) decrease.

Our net loss attributable to common stockholders

We incurred non-cash preferred dividend expense of $39,334 and $39,764, respectively for our three month periods ended July 31, 2013 and 2012.

Our net loss attributable to common stockholders decreased to $634,004 for our three month period ended July 31, 2013 as compared to a net loss of $1,061,981 for the corresponding period in 2012.  The $427,977 or 40% decrease in net loss attributable to common stockholders for our three month period ended July 31, 2013 was due primarily to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES OF CONTINUING OPERATIONS

As of July 31, 2013, we had a negative net worth of $3,936,924.  We generated a deficit in cash flow from operating activities of $399,460 for the three months ended July 31, 2013.  This deficit is primarily attributable to our net loss attributed to common stockholders of $634,004, partially offset by, other non-cash charges including: depreciation of $2,421, amortization of debt discount of $75,491, equity based compensation of $61,007, stock based finance cost of $12,333 and changes in the value of derivative liabilities of $60,248, and to changes in the balances of current assets and liabilities.  Accounts payable and accrued expenses increased by $57,051, receivables increased $79,339, and other assets decreased by $15,652.

We met our cash requirements during the three month period through net proceeds from the sale of common in the amount of $299,664 and net proceeds from convertible notes of $164,500 and other notes of $25,000.  We repaid $112,500 in notes and we repaid $1,238 of notes to a director of the Company.  Additionally, we have received limited revenues from our discontinued leasing and financing activities, and have received fees from our municipal lease program, as well as from our continuing operations. We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At July 31, 2013, we had 10 full time employees.  If we are able to fully implement our business plan, we anticipate our employment base may increase by approximately 30% during the next twelve months.  As we continue to expand, we will incur additional cost for personnel.  This projected increase in personnel is dependent upon our obtaining sources of financing originating loans and leases and generating revenues there from.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2013 and 2012 consolidated financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations.  If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock.  We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Revenue Recognition

Revenues from our history report and mobile apps products are recognized on a cash basis.

Our Retail Installment Sales Contracts (“RISCs”), which are included in Discontinued Operations, are secured by liens on the titles to the vehicles. The RISCs are accounted for as loans.  Upon purchase, the RISCs appear on our balance sheet as RISC loans receivable current and long term. When the RISC is entered into our accounting system, based on the customer's APR (interest rate), an amortization schedule for the loan on a simple interest basis is created. Interest is computed by taking the principal balance times the APR rate then divided by 365 days to get your daily interest amount. The daily interest amount is multiplied by the number of days from the last payment to get the interest income portion of the payment being applied. The balance of the payment goes to reducing the loan principal balance.

Our leases, which are included in Discontinued Operations,  are accounted for as either operating leases or direct financing leases. At the inception of operating leases, no lease revenue is recognized and the leased motorcycles, together with the initial direct costs of originating the lease, which are capitalized, appear on the balance sheet as "motorcycles under operating leases-net". The capitalized cost of each motorcycle is depreciated over the lease term, on a straight-line basis, down to the original estimate of the projected value of the motorcycle at the end of the scheduled lease term (the "Residual"). Monthly lease payments are recognized as rental income. An acquisition fee classified as fee income on the financial statements is received and recognized in income at the inception of the lease. Direct financing leases are recorded at the gross amount of the lease receivable, and unearned income at lease inception is amortized over the lease term.

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

Allowance for Losses

Included in our Discontinued Operations, the Company maintains loss reserves for its portfolio of Leases and for its portfolio of Retail Installment Sales Contracts (“RISC”). The allowance for Lease and RISC losses is increased by charges against earnings and decreased by charge-offs (net of recoveries). To the extent actual credit losses exceed these reserves, a bad debt provision is recorded; and to the extent credit losses are less than the reserve, additions to the reserve are reduced or discontinued until the loss reserve is in line with the Company’s reserve ratio policy. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past lease and RISC experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. The Company periodically reviews its Lease and RISC receivables in determining its allowance for doubtful accounts.

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

ITEM 1A.  RISK FACTORS

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or which are currently deemed immaterial may also impair our business operations.  A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2013, filed August 13, 2013, and is incorporated herein by reference.

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

During the quarter ended July 31, 2013, the Company:

Borrowed $22,000 pursuant to the terms of a $165,000 convertible note commitment. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $0.60 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the Company fails to maintain its status as DTC Eligible, the Principal amount of the Note shall increase by $10,000 and the conversion price shall be redefined to equal the lesser of $0.60 or 50% of the lowest closing prices during the 25 trading days immediately previous to the day the conversion notice is delivered to the Company. Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding;

Borrowed $27,500, 5% convertible note due July 16, 2014. This lender has committed to lend up to $165,000 . The Lender initially advanced $27,500. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $0.60 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding;

Borrowed $35,000, 5% convertible note due August 1, 2014. The Conversion Price is the lesser of $0.60 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company.

Borrowed $30,000, 8% convertible note, convertible at $0.495 per share which amount has been added to an existing note originally due April 30, 2013, but subsequently amended to such time as the law suit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated; and

Borrowed $50,000, 8% convertible note due November 30, 2013, convertible at the holder’s option at the lower of $0.25 or the closing market price on the day of conversion. The note holder received 10,000 shares of common stock as inducement for the note. The note carries an 18% default interest rate.

Issued to two note holders 196,223 shares of common stock upon the conversion of $79,500 of notes and accrued interest thereon. Issued 214,562 shares, valued at $57,668, pursuant to consulting agreements.

Issued 63,297 shares of common stock, valued at $21,038 pursuant to terms of notes payable.

Sold 1,169,966 shares of common stock to fourteen accredited investors for $299,663, of which 17,280 remained to be issued at July 31, 2013.

Issued 50,000 shares of common stock in payment of $15,250 in accounts payable.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: September 20, 2013	By: /s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: September 20, 2013	By: /s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer