Form 10-Q
period 2013-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2013-12-23
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

As of December 13, 2013, we had 18,312,229 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2013	April 30, 2013
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$19,170	$38,213
Accounts receivable	217,963	153,847
Total Current Assets	237,133	192,060
Property and equipment, net of accumulated depreciation and amortization of $197,573 and $194,795, respectively (NOTE B)	11,768	14,546
Goodwill	10,000	10,000
Other assets	47,203	57,907
Deposits	40,568	40,568
Total assets from continuing operations	346,672	315,081
Assets from discontinued operations (NOTE C)	91,050	109,669
Total assets	$437,722	$424,750

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,251,340	$1,333,187
Notes payable net of beneficial conversion feature of $178,024 and $105,029, respectively (NOTE D)	2,168,439	2,004,475
Loans payable-related parties (NOTE E)	385,853	393,260
Derivative liabilities	529,190	378,802
Total current liabilities from continuing operations	4,334,822	4,109,724
Liabilities from discontinued operations (NOTE C)	161,904	189,720
Total liabilities	4,496,726	4,299,444

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 157 shares issued and outstanding, respectively	1,570	1,570
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 740,000,000 shares authorized, 17,388,205 and 14,131,242 shares issued and outstanding, respectively	17,388	14,131
Common stock to be issued, 111,080 and 625,340, respectively	111	625
Preferred stock B to be issued, 64.8 and 56.8 shares, respectively	65	57
Additional paid-in-capital	39,561,169	38,483,198
Subscriptions receivable	(2,118,309)	(2,118,309)
Accumulated deficit	(42,228,720)	(40,991,658)
Total deficiency in stockholders' equity	(4,754,226)	(4,597,885)
Noncontrolling interest	695,223	723,191
Total Deficit	(4,059,003)	(3,874,694)
Total Liabilities and Deficit	$437,722	$424,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012
(UNAUDITED)

	Three Months Ended		Six Months Ended
	October 31		October 31
	2013	2012	2013	2012
Revenue
Information technology	$118,047	$100,676	$254,164	$211,040
Cost of goods sold	38,715	33,949	76,291	68,562
Gross profit	79,333	66,727	177,872	142,478

Operating expenses:
General and administrative	363,382	351,181	711,829	881,535
Depreciation and amortization	357	1,684	2,778	4,177
Total operating expenses	363,739	352,865	714,607	885,712

Operating loss from continuing operations	(284,406)	(286,137)	(536,735)	(743,234)

Other (income) expense:
Other income	(17,691)	(33,422)	(38,195)	(50,590)
Interest expense and financing cost, net	73,620	127,384	159,249	186,334
Non-cash financing costs	14,468	149,012	26,872	196,447
Amortization of debt discount	120,451	205,087	195,942	377,296
(Gain) loss in changes in fair value of derivative liability	(27,403)	(141,604)	26,720	(113,106)
Total other expense	163,444	306,457	370,586	596,381

Net loss from continuing operations	$(447,850)	$(592,595)	$(907,321)	$(1,339,615)

Net loss from discontinued operations	(267,992)	(256,539)	(278,613)	(531,806)

Net Loss	$(715,843)	$(849,134)	$(1,185,934)	$(1,871,421)

Net loss attributed to non-controlling interest	18,304	9,700	27,969	9,771

Preferred dividend	(39,764)	(39,764)	(79,097)	(79,527)

Net loss attributed to common stockholders	$(737,302)	$(879,198)	$(1,237,063)	$(1,941,177)

Basic and diluted loss per share	$(0.03)	$(0.06)	$(0.06)	$(0.13)

Basic and diluted loss per share attributed to common stockholders	$(0.05)	$(0.09)	$(0.08)	$(0.19)

Weighted average shares outstanding	15,823,610	10,144,853	15,994,720	10,004,344

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013
(UNAUDITED)

	Preferred Stock		Preferred Stock					Common Stock			Additional
	Series A Preferred Stock		Series B Preferred Stock			Common Stock		to be issued		Subscriptions	Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares to be issued	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance April 30, 2013	125	$12,500	157	$1,570	57	14,131,242	$14,131	625,340	$625	$(2,118,309)	$38,483,198	$(40,991,658)	$723,191	$(3,874,684)
Correcting						(40)	-	(87,600)	(88)		16			(71)
Preferred dividend to be issued					8	-					78,707			78,715
Derivative liability reclassification											130,269			130,269
Sale of common stock						2,014,176	2,014	(127,490)	(128)		511,276			513,163
Shares issued for financing cost						71,402	71				26,801			26,872
Shares issued for conversion of notes and interest						800,863	801	(299,170)	(300)		212,236			212,738
Stock compensation						370,562	371				111,987			112,358
Employee options expense											6,678			6,678
Net loss												(1,237,063)	(27,969)	(1,265,031)
Balance October 31, 2013	125	$12,500	157	$1,570	65	17,388,205	$17,388	111,080	$111	$(2,118,309)	$39,561,169	$(42,228,720)	$695,223	$(4,059,003)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENCED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012
(UNAUDITED)

	Six Months Ended
	October 31
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,237,063)	$(1,941,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment for reverse split	(71)	(462)
Dividend on preferred stock	79,097	79,527
Loss (gain) allocable to non-controlling interest	(27,969)	(9,771)
Depreciation and amortization	2,778	4,177
Amortization of debt discount	195,942	377,296
Change in fair value of derivative liabilities	26,720	(113,106)
Shares issued for debt and finance cost	26,872	196,447
Equity based compensation	119,037	428,174
(Increase) decrease in operating assets:
Accounts receivable	(64,117)	(27,590)
Prepaid expenses and other assets	-	-
Restricted cash	-	54,937
Other assets	10,705	(44,473)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	4,707	256,766
Net cash used in operating activities	(863,363)	(739,255)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of subsidiary stock	-	55,000
Net proceeds from sale of common stock	513,161	455,211
Net proceeds from convertible notes	460,263	193,500
Net payments on notes payable	(137,500)	(27,125)
Net proceeds from other notes	25,000	-
Net (payment of) loan proceeds from other related parties	(7,407)	6,500
Net cash provided by financing activities	853,517	683,086

Cash flows from discontinued operations:
Cash (used in) provided by operating activities of discontinued operations	(9,197)	28,599
Cash provided by investing activities of discontinued operations	-	350,684
Cash (used in) financing activities of discontinued operations	-	(322,952)
Net Cash flow from discontinued operation	(9,197)	56,331

Net (decrease ) increase in cash	$(19,043)	$162

Unrestricted cash and cash equivalents, beginning of period	$38,213	$19,138
Unrestricted cash and cash equivalents , end of period	$19,170	$19,300

Cash paid for:
Interest	$10,807	$65,954
Income taxes	$3,664	$2,052

Non-cash investing and financing activities: Note I.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2013 and for the three and six month periods ended October 31, 2013 and 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2013 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Specialty Reports, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Business

Sparta Commercial Services, Inc. (“Sparta” “we,” “us,” or the “Company”), since May 2010, has concentrated its efforts on developing and marketing vehicle history reports, over the internet, and mobile apps for vehicle dealers and other market segments. Historically, the Company had been in the business as an originator and indirect lender for consumer retail installment loans and consumer lease financing for the purchase or lease of new and used motorcycles (specifically 550cc and higher) and utility-oriented 4-stroke all-terrain vehicles (ATVs). These consumer financing products were discontinued during the fiscal year ending April 30, 2013 (see NOTE C “Discontinued Operations”).  The Company continues to offer a leasing program for municipalities.

The results of operations for the six months ended October 31, 2013 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2014.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Discontinued Operations

As discussed in NOTE C, in the second quarter of fiscal 2013, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of all of the Company’s portfolio of performing RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented.

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
OCTOBER 31, 2013

Direct financing leases are recorded at the gross amount of the lease receivable (principal amount of the contract plus the calculated earned income over the life of the contract), and the unearned income at lease inception is amortized over the lease term.

The Company’s Retail Installment Sales Contracts (“RISC”), which are included in Discontinued Operations,   are secured by liens on the titles to the vehicles.  The RISCs are accounted for as loans.  Upon purchase, the RISCs appear on the Company’s balance sheet as RISC loan receivable current and long term.  Interest income on these loans is recognized when it is earned.

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

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification (“ASC”) 350-50, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses.

Cash Equivalents

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of ASC 740-10, "Accounting for Income Taxes (“ASC 740-10”)." Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

ASC 740-10, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2013 or the three months or six months ended October 31, 2013.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013

Fair Value Measurements

The Company adopted ASC 820, “Fair Value Measurements (“ASC 820”).”  ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets the lowest priority to unobservable inputs to fair value measurements of certain assets and Liabilities.  The three levels of the fair value hierarchy under ASC 820 are described below:

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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income,” (“ASC 220-10”) establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At October 31, 2013 and April 30, 2013, the Company has no items of other comprehensive income.

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

In the second quarter of fiscal 2013, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of all of the Company’s portfolio of performing RISCs and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. As these lines of business were discontinued during the fiscal year ending April 30, 2013, the Company has discontinued segment reporting.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the six months ended October 31, 2013 and 2012, the Company incurred advertising costs of $8,500 and $3,000, respectively. During the three months ended October 31, 2013 and 2012, the Company incurred advertising expenses of $4,250 and $1,500, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.05 and $0.09 for the three months ended October 31, 2013 and 2012, respectively, and $0.08 and $0.19 for the six months ended October 31, 2013 and 2012, respectively. At October 31, 2013 and 2012, 5,586,766 and 4,076,101 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying unaudited, condensed consolidated financial statements, the Company has incurred a net loss attributed to common stockholders of $1,237,063 and $1,941,177 during the six months ended October 31, 2013 and October 31, 2012, respectively. The Company’s liabilities exceed its assets by $4,059,003 as of October 31, 2013.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or applications to specific industries and are not expected to have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

NOTE B – PROPERTY AND EQUIPMENT

Major classes of property and equipment at October 31, 2013 and April 30, 2013 consist of the followings:

	October 31, 2013	April 30, 2013
Computer equipment, software and furniture	$209,341	$209,341
Less: accumulated depreciation	(197,573)	(194,795)
Net property and equipment	$11,768	$14,546

Depreciation expense of continuing operations for property and equipment was $2,778 and $4,177, respectively for the six months ended October 31, 2013 and 2012 and $357 and $1,684, respectively for the three months ended October 31, 2013 and 2012.

NOTE C – DISCONTINUED OPERATIONS

In the second quarter of fiscal 2013, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of all of the Company’s portfolio of performing RISCs and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented.

The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. The following table presents summarized operating results for those discontinued operations.

	Six Months Ended
	October 31,	October 31,
	2013	2012

Revenues	$58,997	$134,571
Net (loss)	$(278,613)	$(531,806)

As the Company sold all of its portfolio of performing RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore there no portfolio performance measures were calculated for the six months ended October 31, 3013 or the year ending April 30, 2013.

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at October 31, 2013 and April 30, 2013:

	October 31,	April 30,
	2013	2013
Motorcycles and other vehicles	$110,955	$152,157
Less: accumulated depreciation	(25,241)	(36,687)
Motorcycles and other vehicles, net of accumulated depreciation	85,714	115,470
Less: estimated reserve for residual values	(8,991)	(8,880)
Motorcycles and other vehicles under operating leases, net	$76,723	$106,591

At April 30, 2013, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the six months ended October 31, 2013 was $13,893 and for the year ended April 30, 2013 it was $53,191. All of the assets are pledged as collateral for the note described in SECURED NOTES PAYABLE in this Note C.  These remaining leases are in a run-off mode.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013

INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At October 31, 2013 and at April 30, 2013, the Company had no repossessed vehicles which are held for resale.

RETAIL (RISC) LOAN RECEIVABLES

All of the Company’s RISC performing loan receivables were sold in August 2012.  As of October 31, 2013 and April 30, 2013, the Company had: RISC loans of $11,235 and $0, respectively, and deficiency receivables of $0 and $6,157, respectively. At October 31, 2013 and at April 30, 2013, the reserve for doubtful RISC loan receivables was $1,124 and $3,078, respectively.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore there no portfolio performance measures were calculated for the quarter or six months ending October 31, 2013 or the year ending April 30, 2013.

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

SECURED NOTES PAYABLE

	October 31,	April 30,
	2013	2013

Secured, subordinated individual lender (a)	$148,384	$175,383
Secured, subordinated individual lender (b)	13,520	14,337
Total	$161,904	$189,720

(a)
The Company had financed certain of its leases and RISCs through two third parties. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at October 31, 2013 is 15.29%.

(b)
On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of additional Purchase Portfolio documentation. As of October 31, 2013, no such documents have been received. Proceeds from the Purchased Portfolio started accruing to the Company beginning November 1, 2008. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 which was extended to May 1, 2013, and has granted the note holder a security interest in the Purchased Portfolio. On January 31, 2013, the holder converted $50,000 of the outstanding balance of the Note into 60,606 shares of the Company’s restricted common stock. The note, which had an outstanding balance of $13,520 at October 31, 2013, has been extended to October 31, 2013. The Company is negotiation an extension of the due date with the note holder.

At October 31, 2013, the notes payable mature as follows:

Year ended October 31,	Amount
2014	$161,904
Total Due	$161,904

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013

NOTE D – NOTES PAYABLE

Notes Payable	October 31, 2013	April 30, 2013
Notes convertible at holder’s option (a)	$1,936,464	$1,694,504
Notes with interest only convertible at Company’s option (b)	385,000	360,000
Non-convertible notes payable (c)	25,000	55,000
Subtotal	2,346,464	2,109,504
Less, Debt discount	(178,024)	(105,029)
Total	$2,168,439	$2,004,475

(a)
Notes convertible at holder’s option consists of: (i) a $1,198,368, 8% note originally due April 30, 2013, but subsequently amended to such time as the law suit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated, convertible at the holder’s option at $0.495 per share. The Company had recorded a $663,403 beneficial conversion discount for this note which was fully amortized during fiscal 2013; (ii) a $67,000, 8% note due May 12, 2014, a $35,000, 8% note due May 24, 2014, and a $35,000, 8% note due July 30, 2014. The Company has recorded beneficial conversion discounts totaling $99,208 for the three notes. The discount is being fully amortized over the terms of the notes.   The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). Other convertible notes issued in prior periods to this note holder and outstanding at July 31, 2013 were repaid in cash. The Company has reserved up to 1,650,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are  not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full; (iii)  a $103,399, 12% note due April 30, 2014, convertible at the holder’s option at $3.75 per share. The Company is paying $2,000 in monthly penalty shares on this note until the note is paid in full (the number of penalty shares is based on the five day volume weighted average closing price of the Company’s common stock for the five trading days prior to the 19th of each month); (iv) seven notes aggregating $118,250, all due October 30, 2013 with interest ranging from 15% to 20%, the Company is paying 667 monthly penalty shares until the note is paid in full on one  $25,000 note which had been past due, all of the notes are convertible at the holder’s option at $0.375 per share. The Company has recorded a $5,340 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes; (v) three notes aggregating $106,250, all due October 30, 2013 with interest ranging from 20% to 25%, all of the notes are convertible at the holder’s option at $0.375 per share. The Company has recorded a $6,120 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes; (vi) a $45,000, 8% convertible note due November 30, 2013, convertible at the holder’s option at the lower of $0.25 or the closing market price on the day of conversion. The note holder received 10,000 shares of common stock as inducement for the note. The note carries an 18% default interest rate. The Company has recorded a $44,000 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note; (vii) a $55,000, 5% convertible note due February 13, 2014 which has been paid down via conversions to $23,439.33, a $59,000, 5% convertible note due April 24, 2014, a $22,000, 5% convertible note due June 27, 2014 and a $33,000, 5% convertible note due August 21, 2014. This lender has committed to lend up to $330,000 (three hundred thousand) in the form of two $165,000 notes. The Lender initially advanced $55,000 against one $165,000 note which amount was repaid via conversion. The Lender advanced an additional $55,000, $22,000 and an additional $33,000 against one $165,000 note and $59,000 against the other note. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note. The second note has been amended to include a 3% closing fee on the amount of each sum advanced plus a 5% due diligence fee on the amount of each sum advanced. The combined fees shall be added to the sum advanced for all purposes under the Note, including when calculating the amount of the interest charge. The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $72,430 beneficial conversion discount for the three outstanding notes. The discount is being fully amortized over the initial term of the notes; (viii) a $27,500, 5% convertible note due July 16, 2014 and a $27,500, 5% convertible note due October 21, 2014. This lender has committed to lend up to $165,000. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date of each note is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price for the notes is the lesser of $0.60 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $22,501 beneficial conversion discount for the notes. The discount is being fully amortized over the terms of the notes; (ix) a $35,000, 5% convertible note due August 1, 2014, which balance has been paid down to $5,757.50 via conversions. The Conversion Price is the lesser of $0.60 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. The Company has recorded a $15,000 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note; (x) a $25,000, 12% convertible note due April 18, 2014. The Conversion Price is a 36.37% discount from the average of the three lowest closing prices during the ten trading days immediately previous to the day the conversion notice is delivered to the Company. The Company has recorded a $14,290 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note; and a (xi) $5,000 5% convertible note due March 1, 2014. The Conversion Price is $0.3595. The Company has recorded a $5,000 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013

(b)
Notes with interest only convertible at Company’s option consist of: (i) two 22% notes in the amounts of $10,000 one due October 31, 2012 and the other due May 1, 2014 respectively, and a $25,000 note due May 1, 2011, was extended to October 31, 2013. The Company is paying the note holder 3,334 shares per month until the note is paid or renegotiated. Interest is payable on all three notes at the Company’s option in cash or in shares at the rate of $1.50 per share; (ii) a $315,000, 12.462% note due April 30, 2014. Interest is payable quarterly with a minimum or $600 in cash with the balance payable in cash or stock at the Company’s options calculated as the volume weighted average price of the Company’s common stock for the ten day trading period immediately preceding the last day of each three month period; and (iii) a $25,000 8% note due November 1, 2013. The Company issued the note holder 5,000 shares of its common stock in connection with this loan. Pursuant to the terms of this note, the Company is required to issue to the note holder 5,000 shares of its common stock for each month or portion thereof that the note remains unpaid. Interest is payable on all this note at the Company’s option in cash or in shares at the rate of $0.35 per share;

(c)
Non-convertible notes consist of a $25,000 note due August 10, 2013 which bears no interest. Pursuant to the terms of this note, the Company is required to issue to the note holder 1,000 shares of its common stock for each month or portion thereof that the note remains unpaid.

Amortization of Beneficial Conversion Feature for the six months ended October 31, 2013 and 2012 was $195,942 and $377,296, respectively and for the fiscal year ended April 30, 2013 was $854,569.

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

Derivative liabilities related to notes payable increased by a net of $153,590 during the six months ended October 31, 2013 to $529,195.  $130,269 of this amount was charged to additional-paid-in-capital upon payoff or full conversion of notes payable. Derivative liabilities related to outstanding warrants decreased by a net of $3,202 during the six months ended October 31, 2013.

The change in fair value of the derivative liabilities of warrants outstanding at October 31, 2013 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.04%		to	1.00%
Expected stock price volatility					116%
Expected dividend payout					0
Expected options life in years	Ranging from	.24	year	to	4.17	years

The change in fair value of the derivative liabilities of convertible notes outstanding at October 31, 2013 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.045%		to	0.10%
Expected stock price volatility					116%
Expected dividend payout					0
Expected options life in years	Ranging from	.35	year	to	1	year

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2013 and April 30, 2013, aggregated loans payable, without demand and with no interest, to officers and directors were $385,853 and $393,260, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013

NOTE F – EQUITY TRANSACTIONS

On May 18, 2012, the Company’s Board of Directors declared effective a one for seventy-five reverse common stock split. All per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively adjusted to the earliest period presented for the effect of this reverse stock split.

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 740,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 shares of Series A preferred stock issued and outstanding as of October 31, 2013 and April 30, 2013.  The Company had 157 shares of Series B preferred stock issued and outstanding as of October 31, 2013 and April 30, 2013.  The Company had nil shares of Series C preferred stock issued and outstanding as of October 31, 2013 and April 30, 2013.  The Company has 17,388,205 and 14,131,242 shares of common stock issued and outstanding as of October 31, 2013 and April 30, 2013, respectively.

Preferred Stock, Series A

During the six months ended October 31, 2013, there were no transactions in Series A Preferred, however, at October 31, 2013, there were $6,427 of accrued dividends payable on the Series A Preferred, compared to the accrual of $6,045 at April 30, 2013.  At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock, Series B

During the six months ended October 31, 2013, there were no transactions in Series B Preferred Stock, however, at October 31, 2013, there were $78,715.07 of dividends accrued and re-classed as 7.87 shares of Series B Preferred Stock payable. There were a total of 64.8 shares of Series B Preferred payable at October 31, 2013 representing a total of $646,562 in accrued dividends as compared to 56.78 shares of Series B Preferred payable at April 30, 2013 representing $567,847 in accrued dividends

Preferred Stock Series C

There were no shares of Series C Preferred Stock issued and outstanding at October 31, 2013 and at April 30, 2013.

Common Stock

During the six months ended October 31, 2013, the Company expensed $119,037 for non-cash charges related to stock and option compensation expense.

During the six months ended October 31, 2013, the Company:

●	issued 555,110 shares of common stock which had been classified as to be issued at April 30, 2013,
●	sold 1,886,686 shares of common stock to fourteen accredited investors for $513,163, of which 83,670 shares remained to be issued at October 31, 2013,
●
issued 401,693 shares of common stock upon the conversion of $110,803 principal amount of convertible notes and accrued interest thereon and $62,402 accrued interest on other notes. 27,500 of the 401,693 shares remained to be issued at October 31, 2013,

●	issued 71,402 shares of common stock valued at $26,872 pursuant to terms of various notes,
●	issued 370,562 shares of common stock valued at $112,358 pursuant to consulting agreements, and
●	Issued 100,000 shares of common stock in payment of $39,533 in accounts payable.

NOTE G – NONCONTROLLING INTEREST

For the six months ended October 31, 2013, the non-controlling interest is summarized as follows:

Amount
Balance at April 30, 2013	$723,191
Noncontrolling interest’s share of losses	(27,969)
Balance at October 31, 2013	$695,223

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013

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

The table below summarizes the fair values of financial liabilities as of October 31, 2013:

		Fair Value Measurement Using
	Fair Value at October 31, 2013	Level 1	Level 2	Level 3
Derivative liabilities	$529,190	-	-	$529,190

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

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC Topic 825 “The Fair Value Option for Financial Issuances”.

Changes in Derivative liability during the six months ended October 31, 2013 were:

		Increased	Decrease
	April 30,	During	in Fair	October 31,
	2013	Period	Value	2013

Derivative liability	$378,802	$468,063	$317,675	$529,190
Total	$378,802	$468,063	$317,675	$529,190

NOTE I – NON-CASH FINANCIAL INFORMATION

During the six months ended October 31, 2013, the Company:

•	classified preferred dividends to be issued of $79,097
•	$130,269 of derivative liability revaluations was charged to additional-paid-in-capital upon payoff or full conversion of notes payable,
•	recorded a net increase in beneficial conversion features of various notes of $72,995,
•	issued 100,000 shares of common stock in settlement of $39,533 in accounts payable, and
•	issued 401,693 shares (27,500 of these shares are still to be issued at October 31, 2013) of common stock upon conversion of $173,205 of notes payable and accrued interest.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013

NOTE J – SUBSEQUENT EVENTS

During November and through December 17, 2013, the Company:

●	Sold 580,570 shares of restricted common stock to seven accredited investors for $154,065, 183,487 shares are still to be issued
●	Issued 10,000 shares registered stock in payment of $5,290 in accounts payable
●	Issued 182,169 shares upon conversion of $56,190 of convertible notes and accrued interest there on
●	Issued 11,226 shares pursuant to the terms of notes payable
●	Issued 232,164 shares valued at $69,649 pursuant to consulting agreements
●	Issued 91,382 shares which had been classified as to be issued

NOTE K– GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements during the period July 1, 2004 (date of inception) through October 31, 2013, the Company incurred loss of $42,228,720.  Of these losses, $1,237,063 was incurred in the six months ending October 31, 2013.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 31, 2013 to the Three Months Ended October 31, 2012

For the three months ended October 31, 2013 and 2012, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Discontinued Operations

As discussed in NOTE C to the consolidated financial statements, in August 2012, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of all of the Company’s portfolio of performing RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented.

The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. The following table presents summarized operating results for those discontinued operations.

	Quarter Ended
	October 31,	October 31,
	2013	2012

Revenues	$37,986	$83,020
Net (loss)	$(267,992)	$(256,539)

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues totaled $118,047 during the three months ended October 31, 2013 as compared to $100,676 during the three months ended October 31, 2012. This $17,371 or 17.2% increase was due to increased sales of both history reports and mobile apps.

Costs and Expenses

General and administrative expenses were $363,382 during the three months ended October 31, 2013, compared to $351,181 during the three months ended October 31, 2012, an increase of $12,201 or 3.5%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $150,076; Accounting, audit and professional fees, $29,565; Consulting fees, $81,284; Rent, utilities and telecommunication expenses $32,387; Travel and entertainment, $12,995;  stock and option based compensation, $37,017; advertising, marketing and web expenses, $11,060; and taxes, $3,125. Expenses incurred during the comparative three month period in 2012 consisted primarily of the following expenses: Compensation and related costs, $122,620; Accounting, audit and professional fees, $30,.862; Consulting fees, $70,418; Rent, utilities and telecommunication expenses $52,519; Travel and entertainment, $8,440; stock and option based compensation, $47,810; advertising, marketing and web expenses , $7,730 and taxes, $8,991.

Net Loss

We incurred a net loss from continuing operations, before preferred dividends and non-controlling interest of $447,850 for the three months ended October 31, 2013 as compared to $592,595 for the corresponding interim period in 2012, a $144,745 or 24.4% decrease. This decrease was attributable primarily to: a $114,201 or 80.6% increase in change of fair value of derivative liabilities and a $53,764 or 42.2% decrease in interest expense and financing costs; a $134,544 or 90.2% decrease in non-cash financing costs; a $84,636 or 41.33% decrease in the amortization of debt discount; all partially off-set by a $12,201 or 3.4% increase in general and administrative costs and a $1,327 or 78.85% decrease in depreciation and amortization expense.  Our net loss attributable to common stockholders decreased to $737,302 for the three month period ended October 31, 2013 as compared to $879,198 for the corresponding period in 2012. The $141,896 or 16.1% decrease in net loss attributable to common stockholders for the three month period ended October 31, 2013 was due primarily to the factors described above.

Comparison of the Six Months Ended October 31, 2013 to the Six Months Ended October 31, 2012

Discontinued Operations

As discussed in NOTE C to the consolidated financial statements, in August 2012, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of all of the Company’s portfolio of performing RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented.

The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. The following table presents summarized operating results for those discontinued operations.

	Six Months Ended
	October 31,	October 31,
	2013	2012

Revenues	$58,997	$134,571
Net (loss)	$(278,613)	$(531,806)

For the six months ended October 31, 2013 and 2012, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues totaled $254,164 during the six months ended October 31, 2013 as compared to $211,040 during the six months ended October 31, 2012.  This $43,124 or 20.4% increase was due to increased sales of both history reports and mobile apps.

Costs and Expenses

General and administrative expenses were $711,829 during the six months ended October 31, 2013, compared to $881,535 during the six months ended October 31, 2012, a decrease of $169,706, or 19.2%. Expenses incurred during the current six month period consisted primarily of the following expenses: Compensation and related costs, $303,437; Accounting, audit and professional fees, $59,777; Consulting fees, $82,174; Rent, utilities and telecommunication expenses $65,482; Travel and entertainment, $13,137;  stock and option based compensation, $119,037, advertising, marketing and web expenses, $23,363, and taxes, $6,318. Expenses incurred during the comparative six month period in 2012 consisted primarily of the following expenses:  Compensation and related costs, $272,464; Accounting, audit and professional fees, $68,576; Consulting fees, $48,840; Rent, utilities and telecommunication expenses $163,698; Travel and entertainment, $3,921; stock and option based compensation, $250,667; advertising, marketing and web expenses, $17,175, and taxes, $19,980. For the six months ended October 31, 2013 and October 31, 2012, we incurred non-cash charges of $68,051 and $196,447, respectively related to shares of common stock and warrants issued for financing cost. For the six months ended October 31, 2013 and October 31, 2012, we incurred a non- cash charge of $26,720 and a non-cash credit of $113,106, respectively related to the change in fair value of derivative liabilities. Amortization of debt discount for the six months ended October 31, 2013 was $195,942 compared to $377,296 for the six months ended October 31, 2012.

Net Loss

We incurred a net loss from continuing operations before preferred dividends and non-controlling interest of $907,321 for our six months ended October 31, 2013 as compared to $1,339,615 for the corresponding interim period in 2012. The $432,294 or 32.3% decrease in our net loss from continuing operations before preferred dividends and non-controlling interest for our six month interim period ended October 31, 2013 was attributable primarily to the: $43,124 or 20.4% increase in revenues; the $169,706, 19.2% decrease in operating expenses; the $27,014, 14.5% decrease in interest expense and financing costs; the $169,646, 86.4% decrease in non-cash financing costs; the $181,354, 48.1% decrease in amortization of debt discount; and a $139,826, 123.6% increase in the loss due to change in fair value of derivative liability. We also incurred non-cash preferred dividend expense of $79,097 and $79,527, respectively for our six month periods ended October 31, 2013 and 2012. Additionally, the net loss attributed to non-controlling interest increased $18,198, 186.2% to $27,969 in the current six months from $9,771 in the six months ended October 31, 2012.

Our net loss attributable to common stockholders decreased to $1,237,063 for our six month period ended October 31, 2013 as compared to $1,941,177 for the corresponding period in 2012. The $704,114, 36.3% decrease in net loss attributable to common stockholders for our six month period ended October 31, 2013 was due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2013, we had a deficit net worth of $4,059,003. We generated a deficit in cash flow from operations of $863,362 the six months ended October 31, 2013. This deficit is primarily attributable to our net loss from operations of $1,237,063 which included: $26,720 for the change in the fair value of derivative liabilities, $195,942 amortization of debt discount, depreciation of $2,778, the value of shares issued for compensation of $119,037, shares issued for finance costs of $26,872, preferred dividends of $79,097, and a decrease in pre-paid expenses and other assets of $10,705, all off-set by the $27,969 loss allocable to non-controlling interest, a $64,117 increase in accounts receivable and the $4,707increase in accounts payable.

We met our cash requirements during the six month period as follows: through net proceeds of notes and convertible notes payable of $485,263; net proceeds from the sale of common equity in the amount of $513,161. We repaid a Director of the Company $7,407. We made net payments on notes payable in the amount of $137,500.

Net cash used by discontinued operations was $9,197

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At October 31, 2013, we had 10 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2013 and 2012 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

To address these issues, we have engaged a financial advisory firm to advise and assist us in negotiating and raising capital.

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

The present officers and directors own approximately 5% of the outstanding shares of common stock, without giving effect to shares underlying convertible securities, and therefore are not in a position to elect all of our Directors and otherwise control the Company. However, they can authorize the sale of equity or debt securities of Sparta, the appointment of officers, and the determination of officers’ salaries. Shareholders have no cumulative voting rights.

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

Revenue Recognition

Stock-Based Compensation

The Company adopted ASC 718-10, “Stock Compensation Overall” (“ASC 718-10”), which records compensation expense on a straight-line basis, generally over the explicit service period of three to five years.

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

ITEM 1A.             RISK FACTORS

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or which are currently deemed immaterial may also impair our business operations.  A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2013, filed August 14, 2013, and is incorporated herein by reference.

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

During the three months ended October 31, 2013 the Company:

Borrowed $33,000 pursuant to a 5% convertible note due August 21, 2014 pursuant to the terms of a $165,000 convertible note commitment. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $0.60 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the Company fails to maintain its status as DTC Eligible, the Principal amount of the Note shall increase by $10,000 and the conversion price shall be redefined to equal the lesser of $0.60 or 50% of the lowest closing prices during the 25 trading days immediately previous to the day the conversion notice is delivered to the Company. Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding;

Borrowed $27,500, pursuant to a 5% convertible note due October 21, 2014. This lender has committed to lend up to $165,000. The Lender initially advanced $27,500. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $0.60 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding;

Borrowed $25,000, pursuant to a 12% convertible note due April 18, 2014. The Conversion Price is a 36.37% discount from the average of the three lowest closing prices during the ten trading days immediately previous to the day the conversion notice is delivered to the Company.

Borrowed $5,000, pursuant to a 5% convertible note due March 1, 2014. The Conversion Price is $0.3595.

Borrowed $53,262.50, pursuant to a 8% convertible note, convertible at $0.495 per share which amount has been added to an existing note originally due April 30, 2013, but subsequently amended to such time as the law suit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated; and

Received $45,000 of a $50,000, 8% convertible note due November 30, 2013, convertible at the holder’s option at the lower of $0.25 or the closing market price on the day of conversion. The note holder received 10,000 shares of common stock as inducement for the note. The note carries an 18% default interest rate. $25,000 of this note was received in the first quarter, $20,000 in the second quarter and $5,000 of this amount has yet to be received.

Borrowed pursuant to: a $67,000, 8% note due May 12, 2014, a $35,000, 8% note due May 24, 2014, and a $35,000, 8% note due July 30, 2014. The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). Other convertible notes issued in prior periods to this note holder and outstanding at July 31, 2013 were repaid in cash. The Company has reserved up to 1,650,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full.

Issued to two note holders 156,500 shares of common stock upon the conversion of $60,803 of notes and accrued interest thereon. of which, 27,500 shares remained to be issued at October 31, 2013.

Issued to a note holder 48,970 shares of common stock upon the conversion of $32,902 of accrued interest.

Issued 156,000 shares, valued at $54,534, pursuant to consulting agreements.

Issued 37,120 shares of common stock, valued at $14,502 pursuant to terms of notes payable.

Sold 716,720 shares of common stock to fourteen accredited investors for $213,500, of which 83,670 shares remained to be issued at October 31, 2013.

Issued 65,000 shares of common stock in payment of $33,068 in accounts payable.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: December 23, 2013	By: /s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: December 23, 2013	By: /s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer