Form 10-Q
period 2014-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2014-03-24
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

As of March 18, 2014, we had 19,878,793 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2014	April 30, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$56,386	$38,213
Accounts receivable	286,569	153,847
Property and equipment, net of accumulated depreciation and amortization of $198,470 and $194,795, respectively (NOTE B)	10,871	14,546
Goodwill	10,000	10,000
Other assets	48,767	57,907
Deposits	40,568	40,568
Total assets from continuing operations	453,161	315,081
Assets from discontinued operations (NOTE C)	79,021	109,669
Total assets	$532,182	$424,750

LIABILITIES AND DEFICIT

Liabilities:

Accounts payable and accrued expenses	$1,199,019	$1,333,187
Notes payable net of beneficial conversion feature of $123,312 and $105,029, respectively (NOTE D)	2,109,540	2,004,475
Loans payable-related parties (NOTE E)	385,853	393,260
Derivative liabilities	556,338	378,802
Total liabilities from continuing operations	4,250,750	4,109,724
Liabilities from discontinued operations (NOTE C)	144,135	189,720
Total liabilities	4,394,885	4,299,444

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 157 shares issued and outstanding, respectively	1,570	1,570
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 740,000,000 shares authorized, 19,082,135 and 14,131,242 shares issued and outstanding, respectively	19,082	14,131
Common stock to be issued, 780,980 and 625,340, respectively	781	625
Preferred stock B to be issued, 68.62 and 56.78 shares, respectively	69	57
Additional paid-in-capital	40,518,011	38,483,198
Subscriptions receivable	(2,118,309)	(2,118,309)
Accumulated deficit	(42,976,338)	(40,991,658)
Total deficiency in stockholders' equity	(4,542,634)	(4,597,885)
Noncontrolling interest	679,931	723,191
Total Deficit	(3,862,703)	(3,874,694)
Total Liabilities and Deficit	$532,182	$424,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2014	2013	2014	2013
Revenue
Information technology	$99,023	$86,878	$353,187	$297,918
Cost of goods sold	37,390	41,931	113,682	110,493
Gross profit	61,633	44,947	239,505	187,425

Operating expenses:
General and administrative	432,317	166,254	1,241,457	1,223,397
Depreciation and amortization	897	1,549	3,675	5,726
Total operating expenses	433,214	167,803	1,245,132	1,229,123

Loss from continuing operations	(371,581)	(122,856)	(1,005,627)	(1,041,698)

Other (income) expense:
Other income	(21,576)	(13,322)	(59,771)	(63,912)
Interest expense and financing cost, net	63,117	56,660	159,249	240,591
Non-cash financing costs	14,769	17,239	26,872	213,684
Amortization of debt discount	99,871	205,577	295,813	585,276
(Gain) loss in changes in fair value of derivative liability	87,638	88,995	104,483	(24,111)
Total other expense	243,819	355,149	526,646	951,528

Net loss from continuing operations	$(615,401)	$(478,005)	$(1,532,273)	$(1,993,226)

Net loss from discontinued operations	(98,194)	(335,901)	(376,807)	(692,100)
		.
Net Loss	(713,595)	(813,906)	(1,909,080)	(2,685,326)

Net loss attributed to non-controlling interest	21,458	12,711	43,260	22,481

Preferred dividend	(39,764)	(39,764)	(118,861)	(119,291)

Net loss attributed to common stockholders	$(731,901)	$(840,959)	$(1,984,681)	$(2,782,136)

Basic and diluted loss per share	$(0.04)	$(0.04)	$(0.10)	$(0.19)

Basic and diluted loss per share attributed to common stockholders	$(0.05)	$(0.07)	$(0.12)	$(0.26)

Weighted average shares outstanding	15,823,610	11,578,580	15,994,720	10,527,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2014
UNAUDITED

	Preferred Stock		Preferred Stock					Common Stock
	Series A Preferred Stock		Series B Preferred Stock			Common Stock		to be issued
	Shares	Amount	Shares	Amount	Shares to be issued	Shares	Amount	Shares	Amount	Subscriptions Receivable	Additional Paid in Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance April 30, 2013	125	$12,500	157	$1,570	57	14,131,242	$14,131	625,340	$625	$(2,118,309)	$38,483,198	$(40,991,658)	$723,191	$(3,874,694)
Adjustments						(40)	-	(87,600)	(88)		16			(71)
Preferred dividend to be issued					12	-					118,276			118,288
Derivative liability reclassification											218,542			218,542
Sale of common stock						2,873,706	2,874	300,010	300		935,225			938,398
Shares issued for financing cost						99,632	99				51,542			51,641
Shares issued for conversion of notes and interest						1,286,913	1,287	(56,770)	(57)		505,393			506,623
Stock compensation						690,682	691				195,743			196,434
Employee options expense											10,077			10,077
Net loss												(1,984,681)	(43,260)	(2,027,941)
Balance January 31, 2014	125	$12,500	157	$1,570	69	19,082,135	$19,082	780,980	$781	$(2,118,309)	$40,518,011	$(42,976,338)	$679,931	$(3,862,703)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2014 AND 2013
(UNAUDITED)

	Nine Months Ended
	January 31
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,984,681)	$(2,782,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment for reverse split	(72)	(462)
Dividend on preferred stock	118,288	118,706
Loss allocable to non-controlling interest	(43,260)	(22,481)
Depreciation and amortization	3,675	5,726
Amortization of debt discount	295,813	585,276
Change in fair value of derivative liabilities	104,483	(24,111)
Shares issued for finance cost	51,641	315,928
Equity based compensation	206,511	509,072
(Increase) decrease in operating assets:
Accounts receivable	(132,722)	(83,298)
Prepaid expenses and other assets	-	37,827
Restricted cash	-	54,937
Other assets	9,140
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	26,640	100,922
Net cash used in operating activities	(1,344,544)	(1,184,094)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of subsidiary stock	-	55,000
Net proceeds from sale of common stock	938,398	622,650
Net proceeds from convertible notes	621, 163	436,000
Net payments on notes payable	(144,500)	(27,125)
Net payments on other notes	(30,000)	-
Net (payment of) loan proceeds from other related parties	(7,407)	6,500
Net cash provided by financing activities	1,377,654	1,093,025

Cash flows from discontinued operations:
Cash (used in) provided by operating activities of discontinued operations	(14,937)	46,826
Cash provided by investing activities of discontinued operations	-	384,492
Cash (used in) financing activities of discontinued operations	-	(334,485)
Net Cash flow (used in) provided by discontinued operation	(14,937)	96,833

Net increase in cash	$18,173	$5,764

Unrestricted cash and cash equivalents, beginning of period	$38,213	$19,138
Unrestricted cash and cash equivalents , end of period	$56,386	$24,902

Cash paid for:
Interest	$16,124	$65,954
Income taxes	$5,064	$3,311

Non cash investing and financing activities (Note I)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2014 and for the three and nine month periods ended January 31, 2014 and 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2013 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

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

The results of operations for the nine months ended January 31, 2014 are not necessarily indicative of the results to be expected for the full year ending April 30, 2014.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Discontinued Operations

As discussed in NOTE C, in the second quarter of fiscal 2013, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of the Company’s entire portfolio of performing RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented.

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
JANUARY 31, 2014

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

ASC 740-10, “Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2013 or the three months or nine months ended January 31, 2014.

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
JANUARY 31, 2014

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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income," (“ASC 220-10”) establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  At January 31, 2014 and April 30, 2013, the Company has no items of other comprehensive income.

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
JANUARY 31, 2014

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the three months ended January 31, 2014 and January 31, 2013, the Company incurred $26,650 and $2,000 in advertising costs, respectively. During the nine months ended January 31, 2014 and January 31, 2013, the Company incurred $41,000 and $5,000 in advertising costs, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.05 and $0.07 for the three months ended January 31, 2014 and 2013, respectively, and $0.12 and $0.26 for the nine months ended January 31, 2014 and 2013, respectively.  At January 31, 2014 and 2013, 5,759,888 and 4,427,053 common equivalent shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss of $1,984,681 and $2,782,136 during the nine months ended January 31, 2014, and January 31, 2013, respectively and $3,726,523 for the year end April 30, 2013.  The Company had a negative net worth of $3,862,703 at January 31, 2014.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014

NOTE B – PROPERTY AND EQUIPMENT

Major classes of property and equipment at January 31, 2014 and April 30, 2013 consist of the followings:

	January 31, 2014	April 30, 2013
Computer equipment, software and furniture	$209,341	$209,341
Less: accumulated depreciation	(198,470)	(194,795)
Net property and equipment	$10,871	$14,546

Depreciation expense of continuing operations for property and equipment was $3,675 and $5,726, respectively for the nine months ended January 31, 2014 and 2013 and $897 and $1,549, respectively for the three months ended January 31, 2014 and 2013.

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

	Nine Months Ended
	January 31,	January 31,
	2014	2013

Revenues	$78,447	$171,661
Net (loss)	$(376,806)	$(692,100)

As the Company sold its entire portfolio of performing RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore there no portfolio performance measures were calculated for the nine months ended January 31, 3014 or the year ending April 30, 2013.

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at January 31, 2014 and April 30, 2013:

	January 31,	April 30,
	2014	2013
Motorcycles and other vehicles	$105,810	$152,157
Less: accumulated depreciation	(25,243)	(36,687)
Motorcycles and other vehicles, net of accumulated depreciation	80,567	115,470
Less: estimated reserve for residual values	(8,991)	(8,880)
Motorcycles and other vehicles under operating leases, net	$71,576	$106,590

At April 30, 2013, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the nine months ended January 31, 2014 was $20,335 and for the year ended April 30, 2013 it was $53,191. All of the assets are pledged as collateral for the note described in SECURED NOTES PAYABLE in this Note C.  These remaining leases are in a run-off mode.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014

INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At January 31, 2014 and at April 30, 2013, the Company had no repossessed vehicles which are held for resale.

RETAIL (RISC) LOAN RECEIVABLES

All of the Company’s RISC performing loan receivables were sold in August 2012.  As of January 31, 2014 and April 30, 2013, the Company had: RISC loans net of loss reserves of $4,237 and $0, respectively, and deficiency receivables of $948 and $6,157, respectively. At January 31, 2014 and at April 30, 2013, the reserve for doubtful RISC loan receivables was $1,124 and $3,078, respectively.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore there no portfolio performance measures were calculated for the three or nine months ending January 31, 2014 or the year ending April 30, 2013.

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

SECURED NOTES PAYABLE

	January 31,	April 30,
	2014	2013

Secured, subordinated individual lender (a)	$130,615	$175,383
Secured, subordinated individual lender (b)	13,520	14,337
Total	$144,135	$189,720

(a)
The Company had financed certain of its leases and RISCs through two third parties. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at January 31, 2014 is 15.29%.

(b)
On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of additional Purchase Portfolio documentation. As of October 31, 2013, no such documents have been received. Proceeds from the Purchased Portfolio started accruing to the Company beginning November 1, 2008. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 which was extended to May 1, 2013, and has granted the note holder a security interest in the Purchased Portfolio. On January 31, 2011, the holder converted $50,000 of the outstanding balance of the Note into 60,606 shares of the Company’s restricted common stock. The note, which had an outstanding balance of $13,520 at January 31, 2014, had been extended to May 1, 2014.

At January 31, 2014, the notes payable mature as follows:

Year ended January 31,	Amount
2015	$144, 135
Total Due	$144,135

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014

NOTE D – NOTES PAYABLE

Notes Payable	January 31, 2014	April 30, 2013
Notes convertible at holder’s option (a)	$1,817,852	$1,694,504
Notes with interest only convertible at Company’s option (b)	390,000	360,000
Non-convertible notes payable (c)	25,000	55,000
Subtotal	2,232,852	2,109,504
Less, Debt discount	(123,312)	(105,029)
Total	$2,109,540	$2,004,475

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
(ii) a $67,000, 8% note due May 12, 2014, a $35,000, 8% note due May 24, 2014, a $35,000, 8% note due July 30, 2014 and a $27,500, 8% note due August 25, 2014. The Company has recorded beneficial conversion discounts totaling $118,399 for the four notes. The discount is being fully amortized over the terms of the notes.   The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 1,650,000 shares of its common stock for conversion pursuant to the terms of the notes. This reserve was reduced to 550,000 shares in February 2014.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full;
(iii) a $65,224, 12% note, as amended, due August 15, 2015, convertible at the holder’s option at $0.59 per share. The holder has agreed to convert no more than $10,000 per month. The Company is paying $2,000 in monthly penalty shares on this note until the note is paid in full (the number of penalty shares is based on the five day volume weighted average closing price of the Company’s common stock for the five trading days prior to the 19th of each month);
(iv) seven notes aggregating $118,250, all due May 1, 2014 with interest ranging from 15% to 20%, the Company is paying 667 monthly penalty shares until the note is paid in full on one  $25,000 note which had been past due, all of the notes are convertible at the holder’s option at $0.375 per share. The Company has recorded a $5,340 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes;
(v) three notes aggregating $106,250, all due May 1, 2014 with interest ranging from 20% to 25%, all of the notes are convertible at the holder’s option at $0.375 per share. The Company has recorded a $6,120 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes;
(vi) a $22,000, 5% convertible note due June 27, 2014 and a $33,000, 5% convertible note due August 21, 2014. This lender has committed to lend up to $330,000 (three hundred thousand) in the form of two $165,000 notes. The Lender initially advanced $55,000 against one $165,000 note which amount was repaid via conversion. The Lender advanced an additional $55,000, $22,000 and an additional $33,000 against one $165,000 note and $59,000 against the other note. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note. The second note has been amended to include a 3% closing fee on the amount of each sum advanced plus a 5% due diligence fee on the amount of each sum advanced. The combined fees shall be added to the sum advanced for all purposes under the Note, including when calculating the amount of the interest charge. The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $23,572 beneficial conversion discount for the two outstanding notes. The discount is being fully amortized over the initial term of the notes;

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014

(vii) a $27,500, 5% convertible note due October 21, 2014 and a $27,500, 5% convertible note due January 28, 2015. This lender has committed to lend up to $165,000. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date of each note is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price for the notes is the lesser of $0.60 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $22,501 beneficial conversion discount for the notes. The discount is being fully amortized over the terms of the notes;
(viii) a $25,000, 12% convertible note due April 18, 2014. The Conversion Price is a 36.37% discount from the average of the three lowest closing prices during the ten trading days immediately previous to the day the conversion notice is delivered to the Company. The Company has recorded a $14,290 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note;
(ix) $5,000 5% convertible note due May 1, 2014. The Conversion Price is $0.3595. The Company has recorded a $5,000 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note; and a
(x) $25,000, 12% convertible note due May 27, 2014. The note is convertible at $0.59 per share. If the Company has not redeemed the outstanding principal and accrued interest of this Debenture in cash by the Maturity Date and the original Debenture between the Holder and the Company dated September 19, 2007 is no longer outstanding (note iii above), for every 30 day period past the Maturity Date of which the principal balance an any accrued interest of this Debenture remain outstanding, the Company shall issue the Holder the greater of (i) 1,333 shares of the Company’s restricted common stock or (ii) the number of shares of the Company’s restricted common stock equal to $2,000 determined on the basis of the volume weighted average closing price “VWACP” of the Company’s common stock for the five consecutive trading days immediately prior to the 19th of each month (for a day to be included in the calculation, there must have been at least 100 shares traded on that day). As long as the Company remains current on the payment of the shares under this Paragraph 12, the Debenture shall be considered past due but not in default.

(b)   Notes with interest only convertible at Company’s option consist of: (i) a 22% note in the amount of $10,000 May 1, 2014, and a $25,000 note due May 1, 2011, which was extended to October 31, 2013. The Company is paying the note holder 3,334 shares per month until the note is paid or renegotiated. Interest is payable on all three notes at the Company’s option in cash or in shares at the rate of $1.50 per share; (ii) a $315,000, 12.462% note due April 30, 2014. Interest is payable quarterly with a minimum or $600 in cash with the balance payable in cash or stock at the Company’s options calculated as the volume weighted average price of the Company’s common stock for the ten day trading period immediately preceding the last day of each three month period;  (iii) a $25,000 8% note due November 1, 2013, the Company issued the note holder 5,000 shares of its common stock in connection with this loan Pursuant to the terms of this note, the Company is required to issue to the note holder 5,000 shares of its common stock for each month or portion thereof that the note remains unpaid. Interest is payable on all this note at the Company’s option in cash or in shares at the rate of $0.35 per share; and a $15,000 5% note due August 29, 2014, the Company agreed to  issue the note holder 5,000 shares of its common stock in connection with this loan.

(c)  Non-convertible notes consist of a $25,000 note due August 10, 2013 which bears no interest. Pursuant to the terms of this note, the Company is required to issue to the note holder 1,000 shares of its common stock for each month or portion thereof that the note remains unpaid.

Amortization of Beneficial Conversion Feature for the nine months ended January 31, 2014 and 2013 was $295,813 and $585,276, respectively and for the fiscal year ended April 30, 2013 was $854,569.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014

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

Derivative liabilities related to notes payable increased by a net of $118,605 during the nine months ended January 31, 2014 to $304,962.  $218,542 of this amount was charged to additional-paid-in-capital upon payoff or full conversion of notes payable. Derivative liabilities related to outstanding warrants increased by a net of $58,931 to $251,376 during the nine months ended January 31, 2014.

The change in fair value of the derivative liabilities of warrants outstanding at January 31, 2014 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.3%		to	1.058%
Expected stock price volatility					107%
Expected dividend payout					0
Expected options life in years	Ranging from	.5	year	to	3.91	years

The change in fair value of the derivative liabilities of convertible notes outstanding at January 31, 2014 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.02%		to	0.76%
Expected stock price volatility					107%
Expected dividend payout					0
Expected options life in years	Ranging from	.23	year	to	1	year

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of January 31, 2014 and April 30, 2013, aggregated loans payable, without demand and with no interest, to officers and directors were $385,853 and $393,260, respectively.

NOTE F – EQUITY TRANSACTIONS

On May 18, 2012, the Company’s Board of Directors declared effective a one for seventy-five reverse common stock split. All per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively adjusted to the earliest period presented for the effect of this reverse stock split.

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 stated value per share, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 740,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of January 31, 2014 and April 30, 2013, respectively.  The Company had 157 and 157 shares of Series B preferred stock issued and outstanding as of January 31, 2014 and April 30, 2013, respectively.  The Company had no shares of Series C preferred stock issued and outstanding as of January 31, 2014 and April 30, 2013, respectively. The Company has 19,082,135 and 14,131,242 shares of common stock issued and outstanding as of January 31, 2014 and April 30, 2013, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014

Preferred Stock Series A

No shares of Preferred Stock Series A were issued during the nine months ended January 31, 2014. However, $573 preferred stock dividends, payable in Preferred Stock Series A shares, were declared during the nine months ended January 31, 2014.

Preferred Stock Series B

No shares of Preferred Stock Series B were issued during the nine months ended January 31, 2014. However, $118,288 preferred stock dividends, payable in Preferred Stock Series B shares, were declared during nine months ended January 31, 2014.

Preferred Stock Series C

No shares of Preferred Stock Series C were issued during the nine months ended January 31, 2014.

Common Stock

During the nine months ended January 31, 2014 and the nine months ended January 31, 2013, the Company expensed $206,511 and $509,072, respectively, for non-cash charges related to stock and option compensation expense.

During the nine months ended January 31, 2014, the Company:

• issued 567,240 shares of common stock which had been classified as to be issued at April 30, 2013,
• sold 3,173,716 shares of common stock to twenty-seven accredited investors for $938,399. 545,640 shares remain to be issued at January 31, 2014,

•      issued 810,240 shares of common stock with another 269,900 shares to be issued at January 31, 2014, upon the conversion of $433,574 principal amount of convertible notes and accrued interest thereon,

• issued 99,632 shares of common stock valued at $51,641 pursuant to terms of various notes,
• issued 690,682 shares of common stock valued at $196,434 pursuant to consulting agreements, and
• issued 150,000 shares of common stock valued $73,048 in settlement of accounts payable.

NOTE G – NONCONTROLLING INTEREST

For the nine months ended January 31, 2014, the non-controlling interest is summarized as follows:

Amount
Balance at April 30, 2013	$723,191
Non-controlling interest’s share of losses	(43,260)
Balance at January 31, 2014	$679,931

In December 2013, the holder of 100,000 shares of Specialty Reports, Inc. (“SRI”) common stock returned the shares to the Company resulting in the Company recognizing one hundred percent of SRI’s losses on a primary basis and 73.88% of the losses on a fully diluted basis.

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
JANUARY 31, 2014

Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the fair values of our financial liabilities as of January 31, 2014:

	Fair Value at	Fair Value Measurement Using
	January 31,
	2014	Level 1	Level 2	Level 3
Derivative liability	$556,338	$-	$-	$556,338

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

Changes in Derivative liability during the nine months ended January 31, 2014 were:

Derivative Liability
Balance at April 30, 2013	$378,802
Initial fair value of debt derivatives at note/warrant issuances	291,595
Extinguished derivative liability	(218,542)
Mark-to-market at January 31, 2014	104,483
Balance at January 31, 2014	$556,338

Net loss for the period included in earnings related to the liabilities held at January 31, 2014	$104,483

NOTE I – NON-CASH FINANCIAL INFORMATION

During the nine months ended January 31, 2014, the Company:

•	classified preferred dividends to be issued of $118,288 and $573 as dividends payable
•	$218,542 of derivative liability revaluations was charged to additional-paid-in-capital upon payoff or full conversion of notes payable,
•	recorded a net increase in beneficial conversion features of various notes of $18, 282,
•	issued 150,000 shares of common stock in settlement of $73,048 in accounts payable, and
•	issued 810,240 shares of common stock with another 269,900 shares to be issued at January 31, 2014, upon the conversion of $433,574 principal amount of convertible notes and accrued interest thereon.

  NOTE J – SUBSEQUENT EVENTS

In February and through March 7, 2014, the Company:

•	Sold 425, 608 shares of restricted common stock to eight accredited investors for $250,528, with 234,609 shares still to be issued
•	Issued 10,000 shares registered stock in payment of $10,000 in accounts payable
•	Issued 68,940 shares upon conversion of $33,133 of accrued interest on convertible notes
•	Issued 3,586 shares pursuant to the terms of notes payable
•	Issued 91,000 shares valued at $68,250 pursuant to consulting agreements
•	Issued 623,132 shares which had been classified as to be issued

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014

NOTE K – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements during the period January 1, 2001 (date of inception) through January 31, 2014, the Company incurred loss of $42,976,338.  Of these losses, $1,984,681 was incurred in the nine months ending January 31, 2014 and $2,782,136 in the nine months ending January 31, 2013.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended January 31, 2014 to the Three Months Ended January 31, 2013

For the three months ended January 31, 2014 and 2013, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Discontinued Operations

As discussed in NOTE C to the consolidated financial statements, in August 2012, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of the Company’s entire portfolio of performing RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented.

The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. The following table presents summarized operating results for those discontinued operations.

	Quarter Ended
	January 31,	January 31,
	2014	2013

Revenues	$19,450	$37,090
Net (loss)	$(98,194)	$(335,901)

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues totaled $99,023 during the three months ended January 31, 2014 as compared to $86,878 during the three months ended January 31, 2013. This $12,145 (13.9%) in was due to increased sales of both history reports and mobile apps.

Costs and Expenses

General and administrative expenses were $432,317 during the three months ended January 31, 2014, compared to $166,254 during the three months ended January 31, 2013, up $266,063 (160%) as management continued shifting its focus from discontinued operations to continuing operations.  Expenses incurred during the current three month period consisted primarily of the following expenses: compensation and related costs, $182,870; accounting, audit and professional fees, $34,585; consulting fees, $75,223; rent, utilities and telecommunications expenses $38,044; travel and entertainment, $9,097; stock based compensation, $55,337; and advertising and marketing, $19,454.  Expenses incurred during the comparative three month period in 2013 consisted primarily of the following expenses: compensation and related costs, $56,194; accounting, audit and professional fees, $10,474; consulting fees, $21,613; rent, utilities and telecommunications expenses $20,283; travel and entertainment, $2,660; stock based compensation, $41,231; and advertising and marketing, $2,993.

Net Loss

We incurred a net loss before preferred dividends and net loss attributed to non-controlling interest of $713,595 for our three months ended January 31, 2014 as compared to $813,906 for the corresponding interim period in 2013, a $100,311 or 12.3% decrease in net loss.  The decrease in our net loss before preferred dividends and net loss attributed to non-controlling interest for our three month interim period ended January 31, 2014 was attributable primarily to the $12,145 or 13.9% increase in revenue, a $265,411 or 158.2% increase in operating expenses, a $8,253 or 61.95 increase in other income, a $6,457 or 11.4% increase in interest and financing costs, a $2,470 or 14.3% decrease in non-cash financing costs, a $105,706 or 51.9% decrease in the amortization of debt discount, a $1,357 or 1.5% decrease in the change in fair value of derivative liabilities, and a $237,707 or 70.% decrease in net loss from discontinued operations.

We also incurred non-cash preferred dividend expense of $39,764 for our three month period ended January 31, 2014 and January 31, 2013. The $109,058 or 13.0% decrease in net loss attributable to common stockholders for our three month period ended January 31, 2014 was due to the factors described above, and the $8,747 or 68.8% increase in net loss attributed to the non-controlling interest.

Comparison of the Nine Months Ended January 31, 2014 to the Nine Months Ended January 31, 2013

For the nine months ended January 31, 2014 and 2013, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Discontinued Operations

As discussed in NOTE C to the consolidated financial statements, in August 2012, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of the Company’s entire portfolio of performing RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented.

The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. The following table presents summarized operating results for those discontinued operations.

	Nine Months Ended
	January 31,	January 31,
	2014	2013

Revenues	$78,447	$171,661
Net (loss)	$(376,806)	$(692,100)

For the nine months ended January 31, 2014 and 2013, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues totaled $353,187 during the nine months ended January 31, 2014 as compared to $297,918 during the nine months ended January 31, 2013.   This $55,269 or 18.6% increase in revenues was due primarily to increases in sales of both motorcycle and RV history reports and mobile apps as well as mobile app monthly service fees. The run-off of our discontinued operations will continue as we transition from a provider of financial services to a provider of information technology products. We expect continued improvement in information technology revenues from Specialty Reports, Inc.

Costs and Expenses

General and administrative expenses were $1,241,457 during the nine months ended January 31, 2014, compared to $1,223,397 during the nine months ended January 31, 2013, an increase of $18,060 or 1.5%.  Expenses incurred during the current nine month period consisted primarily of the following expenses: compensation and related costs, $520,171; accounting, audit and professional fees, $88,143; consulting fees, $141,526; rent, utilities and telecommunication expenses $109,248; travel and entertainment, $17,380;  non-cash stock based compensation, $162,631, and advertising and marketing expenses of $57,107.  Expenses incurred during the comparative nine month period in 2013 consisted primarily of the following expenses: compensation and related costs, $444,093; accounting, audit and professional fees, $77,074; consulting fees, $99,095; rent, utilities and telecommunication expenses $152,925; travel and entertainment, $4,894;  non-cash stock based compensation, $307,073, and advertising and marketing expenses of $22,021.

For the nine months ended January 31, 2014, we incurred: interest expenses and financing costs of $159,248, a non-cash charge of $26,872 related to shares of common stock and warrants issued for financing cost, a charge of $295,813 for beneficial conversion discounts, and a non-cash charge of $104,483for change in derivative liabilities. For the nine months ended January 31, 2013, we incurred: interest expenses and financing costs of $240,591, a non-cash charge of $213,684 related to shares of common stock and warrants issued for financing cost, a charge of $585,276 for beneficial conversion discounts, and a non-cash gain of $24,111 for change in derivative liabilities.

Net Loss

We incurred a net loss before preferred dividends and loss attributed to non-controlling interest of $1,909,080 for our nine months ended January 31, 2014 as compared to $2,685,326 for the corresponding interim period in 2013.  The $776,246 or 28.9% decrease in our net loss before preferred dividends and loss attributed to non-controlling interest for our nine month interim period ended January 31, 2014 was attributable to:  the $55,269 or 18.6%, increase in revenue; a $16,008 or 1.3% increase in operating expenses; a $81,343 or  33.8% decrease in interest expense: a $186,812 or 87.4% decrease in non-cash financing costs;  a $289,463 or 49.5% decrease in amortization of debt discount; and a $128,594 or 533.3% increase in the loss due to change of fair value of derivative liabilities. The net loss was partially off-set by $43,260 loss attributed to non-controlling interest.

We also incurred non-cash preferred dividend expense of $118,861 and $119,291, respectively for our nine month periods ended January 31, 2014 and 2013.

Our net loss attributable to common stockholders decreased to $1,984,681 for our nine month period ended January 31, 2014 as compared to $2,782,136 for the corresponding period in 2013.  The $797,455 decrease in net loss attributable to common stockholders for our nine month period ended January 31, 2014 was due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2014, we had a deficit net worth of $3,862,704. We generated a deficit in cash flow from operations of $1,344,544 the nine months ended January 31, 2014. This deficit is primarily attributable to our net loss from operations of $1,984,681 which was partially reduced by: the $104,483 for the change in the fair value of derivative liabilities, $295,813 amortization of debt discount, depreciation of $3,675, the value of shares issued for compensation of $206,511, shares issued for finance costs of $51,641, preferred dividends of $118,288, and a decrease in  other assets of $9,140, all off-set by the $43,260 loss allocable to non-controlling interest, a $132,722 increase in accounts receivable and the $26,640 decrease in accounts payable.

We met our cash requirements during the nine month period as follows: through net proceeds of notes and convertible notes payable of $621,163; net proceeds from the sale of common equity in the amount of $938,398. We repaid a Director of the Company $7,407. We made net payments on notes payable in the amount of $144,500.

Net cash used by discontinued operations was $14,937.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At January 31, 2014, we had 10 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

During the three months ended January 31, 2014, The Company:

•	Sold 1,370,600 shares of common stock to fourteen accredited investors for $440,270 with 540,580 shares to be issued.
•	Issued to 408,550 shares of common stock to five investors upon conversion of $260,320 of convertible notes and accrued interest with an additional 269,900 shares to be issued.
•	Issued 28,230 shares valued at $24,769 to four investors pursuant to the terms of their agreements
•	Issued 320,120 shares valued at $84,076 to three consultants.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: March 24, 2014	By: /s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: March 24, 2014	By: /s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer