Form 10-K
period 2014-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2014-08-13
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, on October 31, 2013 was $7,202,806

As of July 31, 2014, we had 22,188,740 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPARTA COMMERCIAL SERVICES, INC.

PART I

ITEM 1.                 BUSINESS

General Overview

Sparta Commercial Services, Inc. ("Sparta" "we," "us," or the "Company") is a Nevada corporation. We are a technology company that provides a wide range of mobile app tools, products and services. We also provide vehicle history reports and a municipal leasing program.

Our roots are in the Powersports industry and our original focus was providing consumer and municipal financing to the powersports, recreational vehicle, and automobile industries (see Discontinued Operations). Presently, through our subsidiary, Specialty Reports, Inc. (SRI), we offer Mobile App development, sales, marketing and support, and Vehicle History Reports.

Our mobile application (mobile app) offerings have broadened our base beyond vehicle dealers to a wide range of businesses including, but not limited to, restaurants, hotels, and grocery stores. We also private label our mobile app framework to enable other businesses to offer custom apps to their customers.

Our vehicle history reports include Cyclechex (Motorcycle History Reports at www.cyclechex.com); RVchex (Recreational Vehicle History Reports at www.rvchex.com); CarVINreport (Automobile at www.carvinreport.com) and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com). Our Vehicle History Reports are designed for consumers, retail dealers, auction houses, insurance companies and banks/finance companies.

Sparta also administers a Municipal Leasing Program for local and/or state agencies throughout the country who are seeking a better and more economical way to finance their essential equipment needs, including police motorcycles, cruisers, buses, and EMS equipment. We are continuing to expand our roster of equipment manufacturers and the types of equipment we lease.

Our offices are located at 370 Lexington Avenue, Suite 1901, New York, NY 10017, (212) 239-2666. We maintain a website at www.spartacommercial.com.

We identify our ongoing information technology business in two reporting groups: mobile apps, and vehicle history reports, both of which operate under our wholly owned subsidiary, Specialty Reports, Inc.

MOBILE APPS

The mobile applications group is currently marketing two mobile app products: Specialty Mobile Apps and iMobile Apps. These products allow us to offer custom mobile apps to a wide range of customers. We also private label these products to allow other businesses to easily offer custom mobile apps to their customers.  In June, 2014 we announced a private label version of iMA for Canadian software developer Quantech Software, Inc., who will offer the Q-App, powered by iMobileApp, to their customer base of Retail Auto, RV, Powersports, and Marine dealers.

Specialty Mobile App and iMobileApp Products

Specialty Mobile App (SMA) products are based on a customizable modular mobile app platform developed for powersports, automobile, recreational vehicle and marine dealers that allows them to login to our website and utilize a fully-customized dealer mobile app on their own schedules. Dealers can upload images, change colors and icons, customize the items displayed, and send push notifications to their customers using the app in order to create a fully branded experience. We generate and package the mobile application, then make it available on-line to the dealer's customers through the Apple App Store and the Android Market. As we build new features and support more devices, customers can take advantage of these new features and devices as well. The SMA platform also allows us to manage licenses and retrieve reporting information.

The iMobileApp (iMA) platform is similar to the SMA platform, but designed for multi-industry use and for semi- and fully-customized applications. Typical markets for the iMA platform are restaurants, hotels, grocery stores, liquor stores, wineries, butcher shops, medical & dental practices, real estate agencies, attorneys, funeral homes, auto body shops, and stand-alone event apps.

Basic features of the SMA and iMA platforms:

Mobile client framework (“MCF”) - Our mobile framework software allows us to provide customized apps that can be installed on the individual mobile devices and deployed through the Apple App Store, Android Market Place, and similar distribution channels.

Content Management System (CMS) - App customers can use our web-based content management system to upload images to their mobile app, change text content, change colors, organize the order of tabs, and publish updates to the app.

Customized contact information - Our app customers can elect to present their users with a registration screen on startup that collects information such as first name, last name, email address and telephone number in order to track marketing information and push individual notification messages for future functionality.

Multiple Location Support - Our app customers pay subscription fees multiplied by the number of store locations that they wish to include in their app. Customers can use the client customization portal to add locations to their mobile app.

Hours of Operation - Each location covered by an app can have different time groups for hours of operation. For example, a given store may have the parts department open during one time frame, and the sales department open during another time frame. This information is entered by the app customer in the CMS and is displayed to the end user.

Inventory – The inventory screen allows our app customer to specify the type of inventory they want to display and manage. Inventory can be integrated in a number of ways: web link, hand-keyed, and in some cases through a third-party inventory management data feed.

Quick Dial - Quick Dial is a menu option app customers can choose to make available to their users. Users tap the Quick Dial option to get a list of phone numbers on their mobile phones. The app customer can add, remove, and edit phone numbers that appear in the Quick Dial screen from their CMS.

Push Notifications -  A direct communication channel between our app customer and their app user. This is a way for brands to socialize directly with their very best customers, anytime, anywhere, to build a relationship at a one-to-one level. Because users are typically with their smartphones 24/7, they are—through the push-enabled app—inviting the business into their home and workplace.  Our app customers will be virtually with their app users all the time!

Geo-fencing – Geo-fencing allows our app customers to “fence off” a specific area for their push notification, and when their app users enter that area, they’ll automatically receive the message on their device. By setting an active period for the push notification, our app customers can limit the time period for the message -- for instance, they can set it up so all app users who enter the area before 5 PM tomorrow receive their push notification. This is especially useful when businesses have deals or events they’d like to advertise to nearby users who are most likely to take advantage.

QR Code Scanner - The Quick Response (QR) two-dimensional bar code scanner enables a user to photograph a QR symbol, then gleans its meaning and takes an appropriate action. The app customer can create QR codes from the CMS system and specify the action that should occur when a user scans the code. Actions include displaying information contained in the code, opening a URL, or running a vehicle history report.

Vehicle History Reports - SMA customers can allow app users to request and retrieve vehicle history reports. A user can create an account on the device or use an existing account. The account information is sent to Specialty Reports, Inc. to create a user account in their system. Users can add credits to their account by entering credit card information into the device. Reports are retrieved from the appropriate Specialty Reports system (Cyclechex.com, RVchex.com or CarVinReport.com) and displayed on users’ Smartphones or other mobile devices. Users can also use QR codes to scan in VIN numbers that have been provided to the CMS system.

Marketing Materials - The CMS allows app customers to download stock artwork, including banners for website display, to help promote their products and services.

Embedded Product Developer and SRI Branding - The “about” screen of the application contains information useful to the support of the product. It also contains a powered-by-the-product-developer logo and text. SRI can choose to use a different logo, but the powered-by-the-product-developer text remains on the “about” screen.

App store and Google Android Distribution - All native applications are deployed through the product developer’s App store and Android Market Place online accounts.

Marketing information - If an app customer has enabled first-time user data collection then that information will be available to the app customer on their portal.

 Platforms for SMA and iMA Programs

The products have been designed (and maintained and updated by our product development team) to work as the CMS for various smart phone platforms (now existing and potentially emerging in the future). Our products support HTML 5 and work with, but are not limited to, the following devices:

•	iPhone
•	iPad
•	Android devices
•	Kindle Fire

VEHICLE HISTORY REPORTS

The vehicle history report group is currently marketing through its websites: Cyclechex Motorcycle History Reports© (www.cyclechex.com), RVchex™ RV History Reports (www.rvchex.com), CarVinReport Car History Reports (www.carvinreports.com) and Truckchex Heavy Duty Truck History Reports (www.truckchex.com). These reports contain valuable information for consumers, dealers, insurers, auction houses, and lenders. The information includes a vehicle’s history, such as disclosed damage, salvaged or rebuilt title brands, the number of previous owners, the last recorded odometer reading, the manufacturer’s original equipment, and OEM recall data. We assemble the data for these reports from multiple sources, including, but not limited to, governmental agencies, in order to provide the most current information available for the benefit of all interested parties. We believe our products offer a compelling value because they are priced modestly and we provide a no-hassle, 90-day, 100% money-back guarantee. We are confident that our Specialty Reports provide buyers and sellers the peace of mind that comes from being able to make an informed decision.

In June 2010, Specialty Reports entered into an exclusive five-year agreement with a U.S. government authorized third-party distributor of on-line data from National Motor Vehicle Title System (NMVTIS) for NMVTIS data on motorcycles, scooters, ATVs and recreational vehicles.

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

NMVTIS was created to:
•	Prevent the introduction or reintroduction of stolen motor vehicles into interstate commerce
•	Protect states, consumers (both individual and commercial), and other entities from fraud
•	Reduce the use of stolen vehicles for illicit purposes including funding of criminal enterprises
•	Provide consumer protection from unsafe vehicles

NMVTIS information is supplied by state motor vehicle agency records and entire sectors (e.g., insurance, auto recyclers/junk/salvage, etc.) addressed by the Anti-Car Theft Act. As opposed to purchasing information from specific businesses or companies, entities are required to provide specific information to NMVTIS in a specific format. NMVTIS is intended to serve as a reliable source of title and brand history for automobiles, motorcycles and other vehicles. However, there are certain pieces of vehicle history data that NMVTIS’ database does not contain; for example, a vehicle's repair history. Currently the data provided to NMVTIS by states is provided in a variety of time frames; while some report and update NVMTIS data in real-time (as title transactions occur) others send updates less frequently, such as once every 24 hours or within a period of days.

This information is available to consumers and dealers on Specialty Reports’ website located at www.cyclechex.com.  Cyclechex is similar to CARFAX® in that it provides on-line vehicle history reports, for a fee, based on the vehicle’s VIN.  However, neither CARFAX® nor AutoCheck® offers information on motorcycles, scooters, ATVs or recreational vehicles.

     Vehicle History Reports benefit consumers:

●      Consumers can purchase reports directly from the Cyclechex, RVchex, Truckchex or CarVinReport website
●      Consumers can purchase reports via an Affiliate website

     Vehicle History Reports benefit dealers:

●      Dealers can purchase a block of history reports from Cyclechex, RVchex, Truckchex or CarVinReport (with pricingincentives to purchase a larger quantity of reports)
●      Reports facilitate acceptance of trade-in vehicles and add value to the purchase of any pre-owned motorcycle, RV,automobile, light truck or heavy duty truck
●      Dealers can resell reports to customers

     Vehicle History Reports Affiliate Program:

●      Dealers and other industry sources can incorporate the Cyclechex, RVchex, Truckchex or CarVinReport website linkin their sales and marketing strategies
●      Affiliates earn commission on Cyclechex, RVchex, Truckchex or CarVinReport history reports generated from theirsites

Cyclechex Motorcycle History Reports®

Cyclechex Motorcycle History Reports (Cyclechex.com) contain valuable information for consumers, motorcycle dealers, insurers, auction houses, and lenders including whether a pre-owned motorcycle is a specific model year, make and model, if it has reported damage, its title history including the last recorded odometer reading, any salvage or damaged titles, the manufacturer’s original equipment, and OEM recall data.

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

Our system extracts information from multiple sources, including, but not limited to, governmental agencies, in order to provide the most current information available for the benefit of all interested parties. With a no-hassle, 100% money-back guarantee, and at a modest cost, a Cyclechex Motorcycle History Report provide buyers and sellers peace of mind for decision making. This critical information is available to any interested party by entering a seventeen digit Vehicle Identification Number (VIN), which covers vehicles dating back to 1981, on our website.

In February, 2014 we announced a reciprocal marketing agreement with Allstate insurance company that makes Cyclechex Motorcycle History Reports a recommended tool for Allstate customers.

RVchex™ Recreational Vehicle History Reports

RV History Reports (RVchex.com) contains important and valuable information about any reported damage, salvage, and other relevant data concerning a particular pre-owned RV. Our system extracts information from multiple data sources, including, but not limited to, government agencies throughout the United States. RVchex.com delivers up-to-date, accurate information to consumers, RV dealers, lenders, insurers, and other interested parties, and we offer a no-hassle, 100% money-back guarantee. This critical information is available to any interested party by entering a seventeen digit Vehicle Identification Number (VIN) on our website.

Truckchex Heavy Duty Truck History Reports

The Truckchex Heavy Duty Truck History Report (Truckchex.com) contains valuable information for truck drivers, trucking companies, dealers, insurers, auction houses, and lenders, including whether a specific pre-owned commercial truck has reported damage, recorded accidents, post-accident inspections, inspection violations,  the last recorded odometer reading, any salvage or damaged titles, the manufacturer’s original equipment, and OEM recall data. Our system extracts information from multiple data sources, including, but not limited to, governmental agencies throughout the United States. Truckchecks.com delivers up-to-date, accurate to consumers, truck dealers, lenders, insurers, and other interested parties, and we offer a no-hassle, 100% money-back guarantee. This critical information is available to any interested party by entering a seventeen digit Vehicle Identification Number (VIN) on our website.

CarVin Reports

CarVINreport.com is an online provider of Automobile History Reports. The CarVinReport Car History Report (CarVINreport.com) contains extremely valuable information for consumers, dealers, insurers, auction houses, and lenders, including whether a specific pre-owned automobile has Salvage or Rebuilt Title status or has sustained Flood Damage, the last recorded odometer reading, the manufacturer's original equipment, and OEM recall data. For consumers looking to buy a pre-owned automobile or a retail automobile dealer considering a trade-in or the purchase of other used automobiles, a CarVinReport Car History Report can be invaluable. And for those dealers who want to provide a higher level of confidence to a potential buyer about the true condition of the automobile being considered for purchase, the CarVinReport Car History Report is an outstanding sales support tool.

The following websites are among those affiliated with Specialty Reports Inc. used to appropriately direct customer inquiries:

www.dmv.org
www.kbb.com
www.motorcycle-histories.com
www.motorcycleshippers.jcmotors.com
www.nadaguides.com
www.cyclepedia.com
http://www.allstateridernews.com/offers

Each of our four vehicle history reports search government databases for over 90 types of vehicle title problems and over 28 million Salvage or Loss title records. Our reports provide some, if not all, of the following information:

Crushed Vehicles
Disclosed Damage
Last Recorded Odometer Reading
Manufacturers’ Recall History
Manufacturers’ Specifications
Multi-State Searches
Rebuilt Titles
Salvage-Stolen Titles
Salvaged or Damaged Titles
VIN Decoding
Crash Data
Inspection Data

PRODUCT MARKETS

Mobile Apps

According to comScore, Inc., the smart phone and tablet market is growing rapidly:

•	For the three-month average period ending March 2013, 234 million Americans (75% of the U.S. population) age 13 and older used mobile devices
•	More than 106 million people in the U.S. (34% of the U.S. population) owned smart phones during the three months ending in March 2013, up 9% versus December 2011
•	82 percent of time spent with mobile media happens via apps
•	By the end of Q1 2014, m-commerce (smartphone and tablet) had grown 31% year over year with 11% ($5.9 billion) of all retail digital commerce now coming from mobile platforms

Specialty Reports, Inc’s mobile apps are offered not only in the U.S., but also in the U.K. and Germany.

Specialty Mobile Apps

According to the 2012 Motorcycle Industry Council Motorcycle Statistical Annual Report, in 2011 there were approximately 4,925 franchised new motorcycle dealer outlets and another 4,970 independent used motorcycle dealer outlets.  There are over 17,900 franchised new car dealers selling new and used cars and over 37,000 independent used car dealers in the U.S. Our initial thrust will be not only to the franchised dealers, but also directly to select manufacturers such as Harley-Davidson, which has over 1,400 dealers worldwide.

iMobileApp

According to the National Restaurant Association, 2014 restaurant sales are projected to net $683.4 billion from 990,000 locations in the U.S. According to comScore, 38 percent of adults surveyed “would be likely to utilize a smart phone app if it was offered by a quick service restaurant ($174 billion of the projected $632 billion in sales)”. Industries we are presently considering as candidates for direct marketing efforts include restaurants, wine and liquor retailers, and funeral homes.

Cyclechex

Specialty Reports, Inc. provides vehicle history reports to the motorcycle industry. According to the Federal Highway Administration, there were 8.4 million registered motorcycles in the United States in 2012. The Motorcycle Industry Council reported 2013 retail sales of new on-highway and dual motorcycles of 465,783 units (compared to 435,000 in 2012). The Motorcycle Industry Council estimates the ratio of used bike sales to new bike sales at 4.5-to-1. By extension, sales of used on-highway and dual motorcycles in 2013 equated to approximately 2.1 million units and averaged 1.98 million units over the last four years. With minimal competition, management believes that the Cyclechex Motorcycle History Report® could become the gold standard for prospective purchasers of used motorcycles.

RVchex

Specialty Reports, Inc. provides vehicle history reports to the recreational vehicle industry. According to the April 1, 2013, Recreation Vehicle Industry Association (RVIA) RV Business Indicators report, there are more than 9 million RVs (motor homes, travel trailers, sport utility RVs, truck campers and folding camping trailers) on the roads in the U.S. According to the RVIA, shipments of new RVs in 2013 were 321,110 units, up 12.3 % from 2012. The most recent report on the used RV market was done by the University of Michigan in 2005 which concluded that approximately two used RVs were sold for each new one. This sentiment was echoed by Scott Stropaki of Statistical Surveys, Inc. Based on this information we can assume that approximately 642,000 used RVs were sold in 2013.

Truckchex

Specialty Reports, Inc. provides vehicle history reports to the trucking industry. According to the Americas Commercial Transportation Research Co., LLC, State of the Industry November 2012 report, for the twelve months ended November 2012, sales of used trucks Classes 3-8 totaled 651,000 units. Truckchex was introduced in our fourth quarter of fiscal 2014, and while we have little-to-no competition in this space, we are still developing our marketing strategy.

CarVINReport

Specialty Reports, Inc. provides vehicle history reports to the automobile industry. According to the CARMAX, Inc., December 31, 2013 10K, there were over 17,900 franchised new car dealers selling new and used cars and over 37,000 independent used car dealers in the U.S. The CARMAX 10K also reported that sales of used cars in the U.S. in 2013 totaled 39 million units, of which 22 million were less than 11 years old.

Presently, CarFax® and AutoCheck® dominate the automobile history report market. However, their individual retail reports sell for $39.99 and $29.99 respectively compared to our $24.95 price (and $29.95 for Truckchex). We have no intention of competing directly with these well-established companies. We do, however, plan to respond aggressively to those dealers who might not have sufficient demand for reports to take advantage of volume discount pricing offered by the two majors.

Used Vehicle Market Summary:

•	Annual sales of used motorcycles: ~ 2.5 million units
•	Annual sales of used Recreational Vehicles: ~ 640,000 units
•	Annual sales of used cars: ~ 39 million units
•	Annual sales of used trucks, classes 3-8: ~650,000 units

In all four markets, it is also possible that there will be more than one report purchased on the same vehicle because more than one customer might be interested in that used vehicle. Conversely, it is possible that on any given vehicle there will be no reports purchased.

MARKETING AND SALES

Marketing

Our marketing starts with product development. We create compelling products that; (i) in the case of Specialty Mobile Apps and iMobileApp, provide vehicle dealerships and other businesses with a state-of-the-art mobile application, and (ii) in the case of our four vehicle history report products, provide historical title information that assists consumers in purchase decision-making and dealers, auction houses, or other entities in making a sale or evaluating a vehicle.

Specialty Mobile Apps (SMA)

The primary marketing objective for SMA is to continue gaining market share of the vehicle dealer marketplace. We continue to target franchised vehicle dealers by type of product and manufacturer by specifically approaching each dealership in their dealer network to promote our SMA mobile application. By selling our mobile applications throughout one manufacturer’s dealer network, we benefit from “word of mouth” referrals while building a recognizable presence in that particular market. For example, a leading motorcycle manufacturer has over 1,400 authorized dealers worldwide. By penetrating this market, we significantly improve our credibility with their entire dealer network, resulting in the individual dealers being more receptive to our sales call, and making them more likely to purchase a Specialty Mobile App and refer us to other dealers.

Additional marketing is done through targeted advertising as well as news stories in relevant trade publications.

iMobileApp (iMA)

There are two primary areas of focus to continue gaining market share for iMA – digital marketing and targeted sales efforts.

The digital marketing strategy is predicated on the fact that the business mobile app marketplace is emerging and highly fragmented.  In parallel, the web is not yet dominated by any one business mobile app competitor. Our strategy is to build a strong digital web presence that will help grow our business in the short term, and establish iMA as the market leader in web search as the industry consolidates. The cornerstone of our digital strategy is a state-of-the-art web management platform (see www.iMobileApp.com) that is highly search engine optimized (SEO) in structure and content. Page rank and traffic will increase over time as we support the website with traffic building efforts through blogging, social networking, ad-clicks, remarketing, and continual technical and content optimization. The goal is to have a leadership market share in organic and accidental search for businesses seeking mobile application solutions.

Traditional sales and marketing efforts will be employed against key categories that have an established high level of acceptance for mobile apps and/or in which iMA has already established market share. Efforts include inside sales calls, email campaigns, category trade association marketing, and customer referrals.

 Vehicle History Reports

The vehicle categories that we are targeting - motorcycles, recreational vehicles and commercial trucks – are not the focus of our largest competitors (CARFAX, AutoCheck).  Distribution in the vehicle history reports industry is web-based, and digital competition in our targeted categories is relatively weak and fragmented. Our digital strategy is to become the leading search result for consumers seeking information on used powersports vehicles RV’s, and heavy duty trucks. We employ an advanced web management platform that is highly search engine optimized (SEO).  Page rank and traffic will increase over time as we support the website with traffic building efforts through blogging, social networking, ad-clicks, remarketing, and continual technical and content optimization.

An equally important digital strategy is our affiliate and cross-marketing programs. By working with leading companies that serve this category – like NADAguides, DMV.org, Kelley Blue Book, and AllState – we are able to cross-promote our powersports and RV history reporting products on their websites.  Consumers who are on affiliate or marketing partner sites can become aware of our reporting services and click through to our websites.  If a purchase is completed, the referring affiliate receives a commission on the sale or in some cases may extend a discount to their customers.

In December, 2010, Powersports Business chose Cyclechex as one of their “Nifty 50” winners, recognizing it as one of the top 50 new powersports products introduced during the year.

SRI has considerable opportunity to increase brand awareness and grow traffic through product development, targeted marketing programs and strategic partnerships.

Sales and Customer Support

Our newly organized and expanded sales team for Mobile Applications work out of our New York City office, with field reps in Colorado, Florida, New Jersey, Tennessee, Texas and Washington.

The sales team is responsible for closing sales on leads generated from web inquires, email responses, inside sales calls and customer referrals. The team targets target businesses, trade associations, national chains, manufacturers, vehicle dealers and vehicle auction houses.

Customer service is based in our New York office.

Competition

While there are numerous entities offering customized mobile apps, we believe that Specialty Mobile Apps is the leading pre-packaged customizable mobile app for vehicle dealers at a price point significantly below other vendors of customized apps for the vehicle dealer industry.

Because of our strong customer service and our roots in marketing we believe that our iMobileApp product can be effectively and competitively marketed.

The two major providers of used automobile history reports, CarFax® and AutoCheck® do not provide motorcycle, recreational vehicle or heavy duty truck history reports. In fact, CarFax states on their website that their database contains records primarily of cars and light trucks and “for heavy trucks, RVs, or motorcycles, CARFAX recommends checking with your DMV, enthusiast forums, and of course a pre-purchase vehicle inspection.” AutoCheck states on its web site “AutoCheck only reports on information for cars and light trucks.” Based on our existing roster of Cyclechex affiliates and current negotiations for additional affiliates, we do not see any company as a significant competitor at this time. We have not identified direct competition of the RV space and do not intend to compete directly with either CarFax® or AutoCheck®.

MUNICIPAL LEASING OF EQUIPMENT, INCLUDING POLICE MOTORCYCLES

Notwithstanding our discontinuance of consumer financing, we continue to offer, on a pass through basis, an equipment leasing product for local and state agencies throughout the country seeking a better and more economical way to finance their essential equipment needs, including police motorcycles and cruisers, buses and EMS equipment. We are continuing to expand our roster of equipment manufacturers and the types of equipment we lease to agencies.

DISCONTINUED OPERATIONS

As discussed in NOTE C to the consolidated financial statements, in August 2013, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan business segments and the sale of all of the Company’s portfolio of RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented.

The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. The following table presents summarized operating results for those discontinued operations.

	Fiscal Year Ended
	April 30,	April 30,
	2014	2013

Revenues	$122,372	$203,997
Net loss	$(280,441)	$(880,210)

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode (paying-off and terminating as agreed or by repossession), therefore no portfolio performance measures were calculated for the year ending April 30, 2014 and the Company has discontinued segment reporting.

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

Employees

As of April 30, 2014, we had 12 full-time employees.

ITEM 1A.              RISK FACTORS

We are subject to certain risks and uncertainties in our business operations which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

We have an operating history of losses.

Through our fiscal year ended April 30, 2014, we have generated cumulative sales revenues, including discontinued operations, of $6,419,417, have incurred significant expenses, and have sustained significant losses. Our net loss for the year ended April 30, 2014 was $3,265,648.  As of April 30, 2014, we had a deficit net worth of $3,932,164.

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

The independent auditor’s report on our April 30, 2014 consolidated financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern.  We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable.  Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining credit lines or loans from various financial institutions where possible.  If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock.  We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Our operating results may differ from current forecasts and projections significantly in the future as a result of a variety of factors, many of which are outside our control.  These factors include, without limitation, the receipt of revenues, which is difficult to forecast accurately, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new products or services by us or our competitors, borrowing costs, pricing changes in the industry, technical difficulties, general economic conditions and economic conditions specific our market place.  The success of an investment in a vehicle history report and mobile app based venture is dependent, at least, in part, on extrinsic economic forces, including the supply of and demand for such services.  No assurance can be given that we will be able to generate sufficient revenue to cover our cost of doing business.  Furthermore, our revenues and results of operations will be subject to fluctuations based upon general economic conditions.  Economic factors like unemployment, interest rates, and the availability of credit generally, municipal government and corporate budget constraints affecting equipment and technology purchases, the rate of inflation, and consumer perceptions of the economy may affect the volume of history report purchases.

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

Our intellectual property, including our license agreements and other agreements, which establish our rights to proprietary intellectual property, our Cyclechex, RVchex, CarVin , and Truckchex vehicle history reports and our SMA and iMA mobile apps are of great value to our business operations.  Infringement or misappropriation of our intellectual property could materially harm our business.  We rely on a combination of trade secret, copyright, trademark, and other proprietary rights laws to protect our rights to this valuable intellectual property.  Third parties may try to challenge our intellectual property rights.  In addition, our business is subject to the risk of third parties infringing or circumventing our intellectual property rights.  We may need to resort to litigation in the future to protect our intellectual property rights, which could result in substantial costs and diversion of resources.  Our failure to protect our intellectual property rights could have a material adverse effect on our business and competitive position.

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

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock.  As of April 30, 2014, we have two series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

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

Our directors and executive officers beneficially own approximately 5.34% of our common stock as of April 30, 2014.  Accordingly, these persons and their respective affiliates have the ability to exert substantial control over the election of our Board of Directors and the outcome of issues submitted to our stockholders, including approval of mergers, sales of assets or other corporate transactions.  In addition, such control could preclude any unsolicited acquisition of our company and could affect the price of our common stock.

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

Our executive offices are located at 370 Lexington Avenue, Suite 1901, New York, NY 10017. We have an agreement for use of office space at this location under a sub-lease expiring on November 29, 2014. The office space contains approximately 3,000 square feet.    For the year ended April 30, 2013, the rent was $246,632. For the year ending April 30, 2014, the rent is $151,164 and for the remaining seven months of our sub-lease ending November 29, 2014, the rent is $89,453. Additionally, during the term of the lease the Company is required to pay $965 monthly for electricity. We are in current discussions to extend our lease while at the same time evaluating other office space options.

ITEM 3.                 LEGAL PROCEEDINGS

As at April 30, 2014, we were not a party to any material pending legal proceeding except as stated below.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

On December 18, 2012, a suit was filed by the Company, as plaintiff, asserting claims against a former credit provider seeking substantial damages for the credit provider's alleged breaches of fiduciary duties it owed to the Company, among other causes of action the Company has alleged in a Complaint filed in the United States District Court for the Southern District of New York.  The suit is currently in the discovery phase. There can be no assurance that the Company will prevail on any of its claims in this action.

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

	High	Low
Fiscal Year 2014
First quarter (May 1, 2013 – July 31, 2013)	$0.70	$0.39
Second quarter (August 1, 2013 – October 31, 2013)	$0.74	$0.41
Third quarter (November 1, 2013 – January 31, 2014)	$1.29	$0.45
Fourth quarter (February 1, 2014 – April 30, 2014)	$1.32	$0.93
Fiscal Year 2013
First quarter (May 1, 2012 – July 31, 2012)	$1.75	$0.86
Second quarter (August 1, 2012 – October 31, 2012)	$1.30	$0.54
Third quarter (November 1, 2012 – January 31, 2013)	$0.75	$0.48
Fourth quarter (February 1, 2013 – April 30, 2013)	$0.62	$0.32

Holders

The approximate number of holders of record of our common stock as of April 30, 2014 was 3, 055 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2014, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend which may be paid in cash or shares of common stock at our option.  We have not, as of April 30, 2014, distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2014, there was $6,045 of accrued Series A dividends payable.

As of April 30, 2014, we had 157 shares of Series B preferred stock outstanding.  The Series B shares accrue dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B shares.  As of April 30, 2014, no dividends were paid on Series B shares.

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

During the year ended April 30, 2014, the Company:

Sold to an accredited investor a convertible four notes in the aggregate amount of $192,000. The notes are nine month notes and bear 8% interest. The notes are convertible at the note holder’s option at the lower of (i) the price per share at which the Company sells or issues any shares of common, subject to certain exceptions, or (ii) 58% multiplied by the average of the lowest three lowest closing bid price for the common stock during the ten trading day period ending one trading day prior to the date of submission of the conversion notice. During the fiscal year, three of the notes totaling $137,000 plus accrued interest thereon were repaid and $82,500 of notes issued during the prior fiscal year, plus accrued interest thereon, were repaid.

Borrowed $22,000 due June 27, 2014 and $33,000 due August 21, 2014 pursuant to the terms of a 5%, $165,000 convertible note commitment. Both notes and accrued interest were converted during the fiscal year ending April 30, 2014 into a total of 80,555 shares of common stock.

Borrowed $55,000 due February 20, 2015, pursuant to the terms of a $165,000, 5% convertible note commitment. And, borrowed another $55,000 due April 16, 2014 pursuant to the terms of a second $165,000, 5% convertible note commitment. Both notes are identical in terms. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $0.60 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the Company fails to maintain its status as DTC Eligible, the Principal amount of the Note shall increase by $10,000 and the conversion price shall be redefined to equal the lesser of $0.60 or 50% of the lowest closing prices during the 25 trading days immediately previous to the day the conversion notice is delivered to the Company. Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding.

Borrowed $165,000 in four tranches of $27,500 each, due July 16, 2014, October 21, 2014, January 29, 2015 and April 29, 2015,   pursuant to the terms of a 5% convertible note. The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $0.60 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The initial $27,500 tranche and accrued interest thereon was converted into 63,462 shares of common stock during the fiscal year ending April 30, 2014.

Borrowed $35,000, 5% convertible note due August 1, 2014. This note and accrued interest thereon was converted into 103,659 shares of common stock during the fiscal year ending April 30, 2014.
.
Borrowed $13,900, 10% convertible note due June 1, 2014. The Conversion Price for this note is the lesser of $0.50 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. $13,400 of the note was converted into 34,814 shares of common stock during the fiscal year ending April 30, 2014.

Borrowed $30,000, 12% convertible note due June 1, 2014. The Conversion Price for this note is the lesser of $0.50 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. This note was converted into 101,798 shares of common stock during the fiscal year ending April 30, 2014.

Borrowed $60,000, 12% convertible note due March 20, 2015. The Conversion Price for this note is 65% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $15,000, and the conversion price shall be redefined to equal the lesser of (a) $0.005 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company). $35,000 of the note was converted into 57,692 shares of common stock during the fiscal year ending April 30, 2014.

Borrowed $5,000, pursuant to a 5% convertible note due March 1, 2014 which note plus accrued interest was converted into 14,297 shares of the Company’s common stock. Issued 44,000 shares of common stock to this note holder upon conversion of $16,500 of accrued interest.

Borrowed $50,000, 8% convertible note due November 30, 2013, convertible at the holder’s option at the lower of $0.25 or the closing market price on the day of conversion. The note holder received 10,000 shares of common stock as inducement for the note. $45,000 of this note plus accrued interest thereon was converted into 187,346 shares of the Company’s common stock. $5,000 of this note was received in the fourth quarter. And, issued 146,223 shares of common stock upon conversion of a $50,000. Non-interest bearing note.

Borrowed $53,263, 8% convertible note, convertible at $0.495 per share which amount has been added to an existing note originally due April 30, 2013, but subsequently amended to such time as the law suit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated. Issued 146,392 shares of common stock to this note holder upon the conversion of $99,849 of accrued interest

Borrowed $25,000, pursuant to a 12% convertible note due April 18, 2014. This note plus accrued interest thereon was fully converted into 95,374 shares of the Company’s common stock. The shares were classified as to be issued at April 30, 2014.

Issued 89,983 shares upon the conversion of $38,857 of principal and accrued interest of a 12% note. Borrowed $25,000 at 12% due May 27, 2014 convertible at the holder’s option at $0.59 per share and borrowed $50,000 at 12% due March 20, 2015 convertible at the holder’s option at $0.59 per share.

Borrowed $42,500, 8% note due January 11, 2015. The note is convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company.

Borrowed $40,000, 6% note due April 3, 2015. The note is convertible at the note holder’s option at the lesser of $1.20 or a variable conversion of 65% multiplied by the lowest VWAP in the five trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company.

Borrowed $44,770, 5% note due April 15, 2016. The note is convertible at the note holder’s option at the rate of 1.5 shares of common stock for each dollar converted

Issued 576,586 shares which were classified as to be issued at April 30, 2013.

Issued 926,682 shares, valued at $386,941 pursuant to consulting agreements.

Issued 158,766 shares of common stock, valued at $113,260 pursuant to terms of notes payable.

Sold 3,655,459 shares of common stock to thirty-five accredited investors for $1,298,997, of which 119,170 remained to be issued at April 30, 2014.

Issued 190,000 shares of common stock in payment of $111,483 in accounts payable, of which 20,000 remain to be issued at April 30, 2014.

Issued 1,333 shares pursuant to an employment agreement and 21,476 shares in lieu of salary to an officer of the Company

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

The following discussion and analysis should be read in conjunction with the information set forth in the audited  financial statements for the years ended April 30, 2014 and April 30, 2013 and footnotes found in the Company's Annual Report on Form 10-K.

Discontinued Operations

As discussed in NOTE C to the consolidated financial statements, in August 2013, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of all of the Company’s portfolio of RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented.

The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. The following table presents summarized operating results for those discontinued operations.

	Fiscal Year Ended
	April 30,	April 30,
	2014	2013

Revenues	$122,373	$203,997
Net loss	$(280,441)	$(880,210)

RESULTS OF OPERATIONS

For the year ended April 30, 2014, our revenues from continuing operations increased approximately 15%. We have continued to incur significant expenses, and have sustained significant losses.

Revenues-Continuing Operations

Revenues totaled $476,022 in fiscal 2014 compared to revenues of $413,602 in fiscal 2013. Other income in fiscal 2014 was $77,190 compared with $72,978 in fiscal 2013. Revenues from continuing operations in both fiscal years were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Other income in both fiscal years was comprised primarily of Municipal Lease Fee income and interest income from subscriptions receivable.

Costs and Expenses-Continuing Operations

We incurred employee compensation and benefit costs of $889,933 for the year ended April 30, 2014 compared with $521,879 in fiscal 2013. The increase is primarily related to reductions in allocation of executive salaries between continuing and discontinued operations.

In connection with placement transactions, we expensed non-cash costs in the form of shares of common stock or warrants of $69,296 and $240,521 for the years ended April 30, 2014 and 2013, respectively. In connection with consulting services, we expensed non-cash costs in the form of shares of common stock or warrants of $361,794 and $195,719 for the years ended April 30, 2014 and 2013, respectively.  These amounts were charged to financing costs. Additionally, during the fiscal year ended April 30, 2014, we expensed $11,208 as the value of employee stock and option based compensation as compared to $88,339 in the prior fiscal year. During the year ended April 30, 2014, we recorded a charge of $417,290 amortization of debt discounts for convertible notes to financing costs as compared to a charge of $854,569 in fiscal 2013. Additionally, we recognized an increase of the derivative liability of warrants and share conversion rights in the amount of $166,932 in fiscal 2014 as compared to a decrease of $66,041 in fiscal 2013. At April 30, 2014 and 2013, accrued preferred dividends of $157,328 and $157,758, respectively, were charged to retained earnings.

We incurred legal and accounting fees of $259,260 for the year ended April 30, 2014, as compared to $98,835 for the year ended April 30, 2013.

We incurred other operating expenses of $487,864 for the year ended April 30, 2014.  Notable expenses in this category are: general office expenses of $210,456; rent of $114,191; travel and entertainment of $37,981; utilities of $23,956; advertising, marketing and website expenses of $84,779; and taxes of $16,501.

We incurred other operating expenses of $312,012 for the year ended April 30, 2013.  Notable expenses in this category are: general office expenses of $116,576; rent of $123,316; travel and entertainment of $13,920; utilities of $24,795; advertising, website and marketing of $23,852; and taxes of $9,553.

Interest and financing costs for the fiscal year ended April 30, 2014 were $381,651 as compared to $335,828 for the fiscal year ended April 30, 2013. Depreciation and amortization for the fiscal year ended April 30, 2014 was $4,572 as compared to $6,953 for the fiscal year ended April 30, 2013.

Net Loss-Continuing Operations

Revenues increased $62,420 (15.09%) from $413,602 to $476,022, and cost of goods sold increased $9,098 (6.24%) from $145,863 to $154, 961, resulting in a $53,321 (19.92%) increase in gross profit. General and administrative expenses increased $547,751 (32.37%)  to $2,240,154; Interest expense and financing costs increased $1,860 (1.0%) to $337,688; non cash financing costs decreased $127,262 (52.9%) to $113,260; the amortization of debt discount decreased $437,278 (51.17%); and the changes in the fair value of derivative liabilities increased $232,973 (352.77%) from a $66,041 gain to a $166,932 loss. Our net loss from continuing operations for the year ended April 30, 2014 increased $158,129 (5.81%) to $2,881,646 from a loss of $2,723,518 for the year ended April 30, 2013. The increase in net loss from operations was primarily due to the $547,751 (32.37%) increase in general and administrative expenses partially off-set by the net $375,531(27.51%) decline in non-cash financing and derivative charges.

Our net loss attributable to common stockholders for the year ended April 30, 2014 decreased $460,875 (12.37%) to $3,265,648 from a loss of $3,726,523 for the year ended April 30, 2013. This decrease in net loss attributable to common stockholders for the year ended April 30, 2014 was primarily due to the $599,469 (68.14%) decrease in net loss from discontinued operations to $280,441 from $880,210 and the net loss from continuing operations.

Our net loss per common share (basic and diluted) attributable to common stockholders was $0.19 for the year ended April 30, 2014 and $0.33 for the year ended April 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2014, we had a deficit net worth of $3,932,164. We generated a deficit in cash flow from operations of $1,876,605 for the year ended April 30, 2014. This deficit is primarily attributable to net loss attributed to shareholders  $3,265,647 adjusted for, dividends of $157,328; non-controlling interest in the net loss of $53,767; equity based compensation of $398,149; stock based financing costs of $113,260; change in fair value of derivative liabilities of $166,932; amortization of debt discount of $417,291; and to changes in the balances of current assets, consisting primarily of an increase in accounts receivable of $28,496, and current liabilities, consisting primarily of an increase in accounts payable of $217,692.  We met our cash requirements during the period through net proceeds from the issuances of convertible and other notes of $1,031, 433, and we sold common and preferred stock for net proceeds of $1,298,977, we repaid notes in the amount of $374,500 and repaid a director $7,407. Cash flows from discontinued operations included cash used by operating activities of $39,655.

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

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our April 30, 2014 and 2013 consolidated financial statements included in this Annual Report states that our historical losses and the lack of revenues raise substantial doubts about our ability to continue as a going concern, due to the losses incurred and lack of significant operations. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended April 30, 2014, we have relied on the services of outside consultants for services and currently have twelve full-time employees.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase by at least 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Stock-Based Compensation

The Company adopted Financial Accounting Standards Board Accounting Standard Codification Topic 718 (“ASC 718-10”), which records compensation expense on a straight-line basis, generally over the explicit service period of three to five years.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sparta Commercial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Sparta Commercial Services, Inc. and subsidiary, as of April 30, 2014 and 2013, and the related consolidated statements of losses, deficit and cash flows for each of the two years in the period ended April 30, 2014. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sparta Commercial Services, Inc. at April 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note N to the accompanying consolidated financial statements, the company has suffered recurring losses from operations that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note N. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ R B S M LLP

New York, New York
August 13, 2014

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	April 30, 2014	April 30, 2013

ASSETS
Cash and cash equivalents	$70,456	$38,213
Accounts receivable	182,343	153,847
Property and equipment, net of accumulated depreciation and amortization of $199,367 and $194,795, respectively (NOTE B)	9,974	14,546
Goodwill	10,000	10,000
Other assets	60,992	57,907
Deposits	40,568	40,568
Total assets from continuing operations	374,333	315,081
ASSETS FROM DISCONTINUED OPERATIONS (NOTE C)	90,024	109,669
Total assets	$464,357	$424,750

LIABILITIES AND DEFICIT

Liabilities:

Accounts payable and accrued expenses	$1,259,368	$1,333,187
Notes payable net of beneficial conversion feature of $296,384 and $105,029, respectively (NOTE D)	2,019,879	2,004,475
Loans payable-related parties (NOTE E)	385,853	393,260
Derivative liabilities	601,000	378,802
Total liabilities from continuing operations	4,266,100	4,109,724
LIABILITIES FROM DISCONTINUED OPERATIONS (NOTE C)	130,421	189,720
Total liabilities	4,396,521	4,299,444

Commitments and contingencies	-	-

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 157 shares issued and outstanding, respectively	1,570	1,570
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 20,987,353 and 14,131,242 shares issued and outstanding, respectively	20,987	14,131
Common stock to be issued, 283,777 and 625,340, respectively	284	625
Preferred stock B to be issued, 72.48 and 56.80 shares, respectively	72	57
Additional paid-in-capital	41,738,613	38,483,198
Subscriptions receivable	(2,118,309)	(2,118,309)
Accumulated deficit	(44,257,306)	(40,991,658)
Total deficiency in stockholders' equity	(4,601,588)	(4,597,885)
Noncontrolling interest	669,424	723,191
Total Deficit	(3,932,164)	(3,874,694)
Total Liabilities and Deficit	$464,357	$424,750

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF LOSSES

	Year Ended
	April 30,
	2014	2013
Revenue
Information technology	$476,022	$413,602
Cost of goods sold	154,961	145,863
Gross profit	321,061	267,739

Operating expenses:
General and administrative	2,240,154	1,692,403
Depreciation and amortization	4,572	6,953
Total operating expenses	2,244,726	1,699,356

Loss from operations	(1,923,665)	(1,431,617)

Other (income) expense:
Other income	(77,190)	(72,978)
Interest expense and financing cost, net	337,688	335,828
Non-cash financing costs	113,260	240,522
Amortization of debt discount	417,291	854,569
(Gain) loss in changes in fair value of derivative liability	166,932	(66,041)
Total other (income) expense	957,981	1,291,900

Net loss from continuing operations	$(2,881,646)	$(2,723,517)

Net loss from discontinued operations	$(280,441)	$(880,210)

Net Loss	$(3,162,087)	$(3,603,727)

Net loss attributed to Noncontrolling interest	53,767	34,962

Preferred dividend	(157,328)	(157,758)

Net loss attributed to common stockholders	$(3,265,648)	$(3,726,523)

Basic and diluted loss per share from continuing operations	$(0.16)	$(0.24)

Basic and diluted loss per share from discontinued operations	$(0.02)	$(0.08)

Basic and diluted loss per share attributed to common stockholders	$(0.19)	$(0.33)

Weighted average shares outstanding	17,637,942	11,139,632

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF DEFICIT
FOR THE TWO YEARS ENDED APRIL 30, 2014

	Series A		Series B		Series B				Common Stock			Additional		Non-
	Preferred Stock		Preferred Stock		Shares to be issued		Common Stock		to be issued		Subscriptions	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance April 30, 2012	125	$12,500	157	$1,570	42	$-	8,668,123	$8,668	1,125,099	$1,125	$(2,118,309)	$35,209,835	$(37,265,135)	$703,154	$(3,446,591)
Reverse split correction							5,000	5	(1,000)	(1)		(235)			(231)
Preferred dividend to be issued					15							156,985			157,042
Derivative liability reclassification												852,853			852,853
Sale of common stock							2,420,560	2,420	22,460	22		864,333			866,775
Shares issued for financing cost							341,190	342	(8,090)	(8)		234,918			235,252
Shares issued for conversion of notes and interest							2,036,950	2,037	(504,230)	(504)		597,043			598,575
Stock compensation							650,520	650				390,787			391,437
Purchase of assets for stock							8,899	9	(8,899)	(9)					-
Employee options expense												176,679			176,679
Sale of subsidiary's preferred stock														55,000	55,000
Net loss													(3,726,523)	(34,962)	(3,761,486)
Balance April 30, 2013	125	$12,500	157	$1,570	57	$-	14,131,242	$14,131	625,340	$625	$(2,118,309)	$38,483,198	$(40,991,658)	$723,191	$(3,874,694)
Correcting							(40)	-	(85,826)	(87)		12			(75)
Preferred dividend to be issued					15		-	-	-	-	-	156,554			156,569
Derivative liability reclassification												518,379			518,379
Sale of common stock							3,883,899	3,884	(72,201)	(72)		1,295,165			1,298,977
Shares issued for financing cost							158,766	158	16,677	17		113,085			113,260
Shares issued for conversion of notes, interest and accounts payable							1,886,804	1,887	(205,713)	(205)		775,004			776,686
Stock compensation							926,682	927	5,500	6		386,008			386,941
Employee options expense												11,208			11,208
Net loss													(3,265,648)	(53,767)	(3,319,415)
Balance April 30, 2014	125	$12,500	157	$1,570	72	$-	20,987,353	$20,987	283,777	$284	$(2,118,309)	$41,738,613	$(44,257,306)	$669,424	$(3,932,164)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	FY ENDED
	APRIL 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,265,648)	$(3,726,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments	(75)	(190)
Dividend on preferred stock	156,569	157,758
Loss allocable to non-controlling interest	(53,767)	(34,962)
Depreciation and amortization	4,572	6,953
Change in fair value of derivative liabilities	166,932	(66,041)
Amortization of debt discount	417,291	854,569
Shares issued for finance cost	113,260	235,252
Shares issued upon conversion of interest	-	4,448
Equity based compensation	398,149	568,116
(Increase) decrease in operating assets:
Accounts receivable	(28,496)	-
Prepaid expenses and other assets	(3,084)	(31,376)
Increase (decrease) in operating liabilities:	-	-
Accounts payable and accrued expenses	217,692	277,735
Net cash used in operating activities	(1,876,605)	(1,754,262)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of subsidiary stock	-	55,000
Net proceeds from sale of common stock	1,298,977	866,775
Net proceeds from convertible notes	966,433	698,910
Net payments on convertible notes	(309,500)	(27,125)
Net proceeds from other notes	65,000	6,500
Net payment on other notes	(65,000)	-
Net payment on related notes	(7,407)	-
Net cash provided by financing activities	1,948,503	1,600,061

Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(39,655)	86,528
Cash provided by investing activities of discontinued operations	-	384,474
Cash provided by (used in) financing activities of discontinued operations	-	(297,726)
Net Cash flow from discontinued operation	(39,655)	173,276

Net Increase in cash	32,243	19,075

Unrestricted cash and cash equivalents, beginning of period	38,213	19,138
Unrestricted cash and cash equivalents , end of period	$70,456	$38,213

Cash paid for:
Interest	$11,438	$65,954
Income taxes	$5,600	$5,340

Non cash investing and financing activities ( see: Note L)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Since May 2010, the Company has concentrated its efforts on developing and marketing vehicle history reports, over the internet, and mobile apps for vehicle dealers and other market segments. Historically, the Company had been in the business as an originator and indirect lender for consumer retail installment loans and consumer lease financing for the purchase or lease of new and used motorcycles. These consumer financing products were discontinued during the fiscal year ending April 30, 2013 (see Discontinued Operations).  The Company continues to offer a leasing program, on a pass through basis, for municipalities.

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
APRIL 30, 2014 AND 2013

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

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of ASC 740-10, "Accounting for Income Taxes" (“ASC 740-10”).  Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740, there has been no adjustment to the Company’s consolidated financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2014.

Fair Value Measurements

The Company adopted ASC 820,” Fair Value Measurements”  (“ASC 820”), establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets the lowest priority to unobservable inputs to fair value measurements of certain assets and Liabilities.  The three levels of the fair value hierarchy under ASC 820 are described below:

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
APRIL 30, 2014 AND 2013

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  For some products or in certain market conditions, observable inputs may not always be available.

Impairment of Long-Lived Assets

In accordance ASC 360-10, “Impairment or Disposal of Long-Lived Assets”  (“ASC 360-10”), long-lived assets, such as property, equipment, motorcycles and other vehicles and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows or quoted market prices in active markets if available, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Segment Information

The Company adopted ASC 280-10 “Disclosures about Segments of an Enterprise and Related Information” (“ASC 280-10”).  ASC 280-10 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in consolidated financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

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

Stock Based Compensation

The Company adopted ASC 718-10 “Accounting for Stock Compensation” (“ASC 718-10”) which records compensation expense on a straight-line basis, generally over the explicit service period of three to five years.

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
APRIL 30, 2014 AND 2013

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the years ended April 30, 2014 and 2013, the Company’s continuing operations incurred advertising costs of $39,519 and $4,196, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.19 and $0.33 for the years ended April 30, 2014 and 2013, respectively. At April 30, 2014 and 2013, 6,076,398 (including 283,777 shares to be issued included on the balance sheet) and 6,035,657 (including 625,340 shares to be issued included on the balance sheet)  potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2013, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or applications to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE B - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2014 and 2013 consist of the followings:

	2014	2013
Computer equipment, software and furniture	$209,341	$209,341
Less: accumulated depreciation	(199,367)	(194,795)
Net property and equipment	$9,974	$14,546

Depreciation expense related to property and equipment was $4,572 and $6,953 for the years ended April 30, 2014 and 2013, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013

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

	Fiscal Year Ended
	April 30,	April 30,
	2014	2013

Revenues	$122,373	$203,997
Net loss	$(280,441)	$(880,210)

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the year ending April 30, 2014.

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at April 30, 2014 and 2013 consist of the following:

	2014	2013
Motorcycles and other vehicles	$60,686	$152,157
Less: accumulated depreciation	(5,016)	(36,687)
Motorcycles and other vehicles, net of accumulated depreciation	55,670	115,470
Less: estimated reserve for residual values	(4,252)	(8,880)
Motorcycles and other vehicles under operating leases, net	$51,418	$106,590

At April 30, 2014, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the years ended April 30, 2014 and 2013 was $29,411 and $53,191, respectively. All of the assets are pledged as collateral for the note described in SECURED NOTES PAYABLE in this Note These remaining leases are in a run-off mode.

The following is a schedule by years of minimum future rentals (excluding residual values of $35,795) on non-cancelable operating leases as of April 30, 2014:

Year ending April 30,
2015	$51,418
2016	-
Total	$51,418

RETAIL (RISC) LOAN RECEIVABLES

All of the Company’s RISC loan receivables were sold in August 2013.   As of April 30, 2014 and 2013, the Company had RISC Loans receivables of $37,919 (representing refinancing of two loans which had previously been sold) and zero, respectively; Interest receivable of $2,180 and zero, respectively; and deficiency receivables of $0 and $6,156, respectively. At April 30, 2014 and 2013, the reserve for doubtful RISC loan receivables was $1,124 and $3,078, respectively.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the year endings April 30, 2013 and 2014.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

SECURED NOTES PAYABLE

	2014	2013

Secured, subordinated individual lender (a)	$117,508	$181,258
Secured, subordinated individual lender (b)	12,912	14,337
Total	$130,420	$195,595

(a)
The Company had financed certain of its leases and RISCs through two third parties. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at April 30, 2014 is 15.29%.

(b)
On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of additional Purchase Portfolio documentation. As of April 30, 2014, no such documents have been received. Proceeds from the Purchased Portfolio started accruing to the Company beginning November 1, 2008. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 which was extended to May 1, 2013, and has granted the note holder a security interest in the Purchased Portfolio. On January 31, 2013, the holder converted $50,000 of the outstanding balance of the Note into 60,606 shares of the Company’s restricted common stock. The note, which had an outstanding balance of $12,912 at April 30, 2014, has been extended to October 13, 2014.

At April 30, 2014, the notes payable mature as follows:

Year ended April 30,	Amount
2015	$130,420
2016	-
Total Due	$130,420

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013

NOTE D - NOTES PAYABLE$

Notes Payable	April 30, 2014	April 30, 2013
Notes convertible at holder’s option (a)	$1,901,263	$1,694,504

Notes with interest only convertible at Company’s option (b)	390,000	360,000
Non-convertible notes payable (c)	25,000	55,000
Subtotal	2,316,263	2,109,504
Less, Debt discount	(296,384)	(105,029)
Total	$2,019,879	$2,004,475

(a) Notes convertible at holder’s option consists of:
(i) a $1,198,368, 8% note originally due April 30, 2013, but subsequently amended to such time as the law suit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated, convertible at the holder’s option at $0.495 per share. In fiscal 2012,,the Company had recorded a $663,403 beneficial conversion discount for this note which was fully amortized during fiscal 2013;
(ii) a, $27,500, 8% note due September 30, 2014 and a $27,500, 8% note due November 20, 2014. The Company has recorded beneficial conversion discounts totaling $44,570 for the two notes. The discount is being fully amortized over the terms of the notes.   The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 550,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are  not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full;
(iii) a $25,000, 12% convertible note due May 27, 2014. The note is convertible at $0.59 per share. If the Company has not redeemed the outstanding principal and accrued interest of this Debenture in cash by the Maturity Date and the original Debenture between the Holder and the Company dated September 19, 2007 is no longer outstanding for every 30 day period past the Maturity Date of which the principal balance an any accrued interest of this Debenture remain outstanding, the Company shall issue the Holder the greater of (i) 1,333 shares of the Company’s restricted common stock or (ii) the number of shares of the Company’s restricted common stock equal to $2,000 determined on the basis of the volume weighted average closing price “VWACP” of the Company’s common stock for the five consecutive trading days immediately prior to the 19th of each month (for a day to be included in the calculation, there must have been at least 100 shares traded on that day). As long as the Company remains current on the payment of the shares under this Paragraph 12, the Debenture shall be considered past due but not in default. The Company issued the holder 5,000 shares of its restricted common stock as inducement for the loan and a $50,000, 12% note, due March 20, 2015, convertible at the holder’s option at $0.59 per share), the Company issued the holder 10,000 shares of its restricted common stock as inducement for the loan. In fiscal 2012, the Company has recorded a $50,000 beneficial conversion discount for this note. The discount is being fully amortized over the term of the note;
(iv) seven notes aggregating $118,250, all due October 30, 2013 with interest ranging from 15% to 20%, the Company is paying 667 monthly penalty shares until the note is paid in full on one  $25,000 note which had been past due, all of the notes are convertible at the holder’s option at $0.375 per share. In fiscal 2012, the Company has recorded a $5,340 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes;
(v) three notes aggregating $106,250, all due October 30, 2013 with interest ranging from 20% to 25%, all of the notes are convertible at the holder’s option at $0.375 per share.  In fiscal 2012, the Company has recorded a $6,120 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes;

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013

(vi) a $55,000, 5% convertible note due February 20, 2015 and a $55,000, 5% convertible note due April 16, 2015. This lender has committed to lend up to $330,000 (three hundred thousand) in the form of two $165,000 notes. The Lender initially advanced $110,000 against one $165,000 note of which amount $55,000 was repaid via conversion. The Lender advanced an additional $55,000 against the other $165,000 note. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note. The second note has been amended to include a 3% closing fee on the amount of each sum advanced plus a 5% due diligence fee on the amount of each sum advanced. The combined fees shall be added to the sum advanced for all purposes under the Note, including when calculating the amount of the interest charge. The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. In fiscal 2014, the Company has recorded a $63,356 beneficial conversion discount for the two outstanding notes. The discount is being fully amortized over the initial term of the notes;
(vii) a $27,500, 5% convertible note due October 21, 2014,  a $27,500, 5% convertible note due January 28, 2015 and a $27,500, 5% convertible note due April 29, 2015. This lender has committed to lend up to $165,000. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date of each note is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price for the notes is the lesser of $0.60 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. In fiscal 2014, the Company has recorded a $49,085 beneficial conversion discount for the notes. The discounts are being fully amortized over the terms of the notes, $500 outstanding balance on a $13,900, 10% convertible note due June 1, 2014. The Conversion Price for this note is the lesser of $0.50 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $15,000, and the conversion price shall be redefined to equal the lesser of (a) $0.005 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company). In fiscal 2014, the Company has recorded a $11,158 beneficial conversion discount for the note. The discount is being fully amortized over the term of the note, and, $23,125 outstanding balance on a $60,000, 12% convertible note due March 20, 2015. The Conversion Price for this note is 65% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $15,000, and the conversion price shall be redefined to equal the lesser of (a) $0.005 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company). In fiscal 2014, the Company has recorded a $32,309 beneficial conversion discount for the note. The discount is being fully amortized over the term of the note;
(viii) $5,000 5% convertible note due March 1, 2014. The Conversion Price is $0.3595. In fiscal 2014, the Company has recorded a $5,000 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note;

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013

(ix) $42,500, 8% note due January 11, 2015. In fiscal 2014, the Company has recorded a beneficial conversion discount of $28,985 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 215,000 shares of its common stock for conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full;
(x) a $40,000, 6% note due April 3, 2015. In fiscal 2014, the Company has recorded a beneficial conversion discount of $20,085 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at the lesser of $1.20 or a variable conversion of 65% multiplied by the lowest VWAP in the five trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 310,000 shares of its common stock for conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full; and
(xi) a $44,770, 5% note due April 15, 2016. In fiscal 2014, the Company has recorded a beneficial conversion discount of $35,816 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at the rate of 1.5 shares of common stock for each dollar converted.  In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full.

(b) Notes with interest only convertible at Company’s option consist of: (i) a 22% note in the amount of $10,000 due May 1, 2014, and a $25,000 note due May 1, 2011, which was extended to October 31, 2013. The Company is paying the note holder 3,333 shares per month until the note is paid or renegotiated. Interest is payable on all three notes at the Company’s option in cash or in shares at the rate of $1.50 per share; (ii) a $315,000, 12.462% note due April 30, 2014, but subsequently amended to such time as the law suit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated. Interest is payable quarterly with a minimum or $600 in cash with the balance payable in cash or stock at the Company’s options calculated as the volume weighted average price of the Company’s common stock for the ten day trading period immediately preceding the last day of each three month period;  (iii) a $25,000 8% note due November 1, 2013, the Company issued the note holder 5,000 shares of its common stock in connection with this loan Pursuant to the terms of this note, the Company is required to issue to the note holder 5,000 shares of its common stock for each month or portion thereof that the note remains unpaid. Interest is payable on all this note at the Company’s option in cash or in shares at the rate of $0.35 per share; and a $15,000 5% note due August 29, 2014, the Company agreed to  issue the note holder 5,000 shares of its common stock in connection with this loan.

(c) Non-convertible notes consist of a $25,000 note due August 10, 2013 which bears no interest. Pursuant to the terms of this note, the Company is required to issue to the note holder 1,000 shares of its common stock for each month or portion thereof that the note remains unpaid

Amortization of Beneficial Conversion Feature for the fiscal years ended April 30, 2014 and 2013 was $417,291 and $854,569, respectively.

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

The change in fair value of the derivative liabilities of warrants outstanding at April 30, 2014 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.03% to 1.22%
Expected stock price volatility		98%
Expected dividend payout		0
Expected options life in years	Ranging from	1.59 years to 3.7 years

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013

The change in fair value of the derivative liabilities of convertible notes outstanding at April 30, 2014 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.04% to 0.05%
Expected stock price volatility		98%
Expected dividend payout		0
Expected options life in years	Ranging from	0.4 years to 1 year

The value of the derivative liability was re-assessed as of April 30, 2014 resulting in a loss to the consolidated statement of operations of $417,291 for the year ended April 30, 2014.

April 30, 2014
Opening balance	$378,802
Derivative liability reclassified to additional paid in capital	(518,379)
Derivative financial liability arising on the issue of convertible notes	323,286
Fair value adjustments	417,291
Closing balance	$601,000

NOTE E - LOANS PAYABLE TO RELATED PARTIES

The Company has outstanding, non-interest bearing notes totaling $372,093 to a Director and $13,760 to an officer and Director as of April 30, 2014.

NOTE F - EQUITY INSTRUMENTS

On May 18th, 2012, the Company’s Board of Directors declared effective a one for seventy-five reverse common stock split. All per share amounts in these consolidated financial statements and accompanying notes have been retroactively adjusted to the earliest period presented for the effect of this reverse stock split.

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value per share, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value and 750,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of April 30, 2014 and 2013, respectively.  The Company had 157 and 157 shares of Series B preferred stock issued and outstanding as of April 30, 2014 and 2013 and 72.45 and 56.8 shares to be issued in lieu of cash dividends on the Series B preferred stock shares, respectively.  The Company had 0 and 0 shares of Series C preferred stock issued and outstanding as of April 30, 2014 and 2013, respectively.  The Company had 20,987, 353 and 14,131,242 shares of common stock issued and outstanding and shares committed to be issued of 283,777 and 625,340 as of April 30, 2014 and 2013, respectively.

Preferred Stock Series A.

The Series A preferred stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi-annually in arrears, and is convertible into shares of common stock at the rate of one preferred share into 8.55 shares of common stock.  There were no transactions of the Series A Preferred Stock during the year ended April 30, 2014.

Preferred Stock Series B

On July 24, 2009, the Company designated 1,000 shares as Series B Preferred Stock.  The Series B Preferred Stock, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to the Company’s common stock and any other class or series of preferred stock, and junior to all of the Company’s existing and future indebtedness.  The Series B Preferred Stock accrues dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B Preferred Stock.  The Company’s common stock may not be redeemed while shares of Series B Preferred Stock are outstanding.  The Series B Preferred Stock certificate of designations provides that, without the approval of a majority of the shares of Series B Preferred Stock, the Company cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B Preferred Stock, liquidate, dissolve or wind-up the Company’s business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock.  The Series B Preferred Stock have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of the Company’s business.  The shares of Series B Preferred Stock are redeemable at the Company’s option on or after the fifth anniversary of the date of its issuance.  There were no transactions of the Series B Preferred Stock during the year ended April 30, 2014. As of April 30, 2014, the Company has accrued 72.45 shares of Series B Preferred Stock to be paid in lieu of a 10% cash dividend.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013

Preferred Stock Series C

In November 2009, the Company authorized a new series of 200,000 shares of preferred stock designated as Series C Convertible Preferred Stock, each share having a par value of $0.001 per share.  The Series C Preferred Stock shall, upon liquidation, winding-up or dissolution, rank: (a) senior to the Company's common stock and any other class or series of preferred stock of the Company which by their terms are junior to the Series C Preferred Stock (collectively, together with any warrants, rights, calls or options exercisable for or convertible into such Preferred Stock, the “Junior Shares”); (b) junior to all existing and future indebtedness of the Company; and (c) junior to the Company's Series A and Series B Preferred Stock.  The Series C Preferred Stock is not entitled to receive any dividends, has a liquidation value of $10.00 per share, redeemable at the Company’s option at $10.00 per share, and is convertible at the option of the holder into shares of common stock as follows: the number of such shares of common stock to be received for each share of Series C Preferred Stock so converted shall be determined by (A) dividing the number of shares of Series C Preferred Stock to be converted by the weighted average closing price per share of the Company's common stock for the ten (10) trading days immediately preceding the date on which the Company agrees to issue shares of Series C Preferred Stock to such holder multiplied by (B) the Series C liquidation value. There were 0 and 0 shares issued and outstanding at April 30, 2014 and 2013, respectively.

Common Stock

During the fiscal years ended April 30, 2014 and 2013, the Company expensed $373,002 and $568,116, respectively, for non-cash charges related to stock and option compensation expense.

During the fiscal year ended April 30, 2014, the Company:

•	Sold 3,655,459 shares of common stock to 35 accredited investors for $1,298,977 of which 119,170 shares were classified as to be issued at April 30, 2014.
•	Issued 576,586 shares which were classified as to be issued at April 30, 2013.
•	Issued 926,682 shares, valued at $386,941 pursuant to consulting agreements.
•	Issued 158,766 shares of common stock, valued at $113,260 pursuant to terms of notes payable.
•	Issued 190,000 shares of common stock in payment of $111,483 in accounts payable, 20,000 shares were to be issued at April 30, 2014.
•	Issued 1,333 shares pursuant to an employment agreement and 21,476 shares in lieu of salary to an officer of the Company
•	Issued 1,347,325 shares upon conversion of $639,998 of notes and accrued interest thereon, 122,430 shares remain to be issued at April 30, 2014.

NOTE G – NON-CONTROLLING INTEREST

For the fiscal years ended April 30, 2014 and 2013, the non-controlling interest is summarized as follows:

Amount
Balance at April 30, 2012	$703,154
Issuance of Series C Preferred Stock	55,000
Noncontrolling interest’s share of losses	(34,963)
Balance at April 30, 2013	$723,191
Noncontrolling interest’s share of losses	(53,767)
Balance at April 30, 2014	$669,424

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013

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

The table below summarizes the fair values of our financial liabilities that are required to be carried on a recurring basis as of April 30, 2014:

	Fair Value at	Fair Value Measurement Using
	April 30,
	2014	Level 1	Level 2	Level 3
Derivative liability	$601, 000	-	-	$601,000

Derivative liability	$601,000	-	-	$601,000

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

NOTE I - INCOME TAXES

At April 30, 2014 and 2013, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $32,060,454 and $28,815,643, respectively, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Also, due to change in the control after reverse acquisition of Sparta Commercial Services, Inc., the Company's past accumulated losses to be carried forward may be limited.

Components of deferred tax assets as of April 30, 2014 and 2013 are as follows:

	April 30,
	2014	2013
Noncurrent:
Net operating loss carry forward	$8,976,606	$8,068,092
Valuation allowance	(8,976,606)	(8,068,092)
Net deferred tax asset	$-	$-

The valuation allowance and increased by $908,514 and $762,458 during the years ended April 30, 2014 and 2013, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013

NOTE J - STOCK OPTIONS AND WARRANTS

Options:

On April 29, 2005, the Company issued to the Chief Operating Officer non-qualified stock options to purchase 11,667 shares of the Company's common stock, subject to vesting conditions, at an exercise price of $45.375 per share. The options have a five year life from vesting. All of these options have expired.

During the year ended April 30, 2007, the Company granted options to purchase an aggregate of 57,334 shares of common stock to one employee and one Director.  53,334 of the options are exercisable at a price of $14.355 per share and4, 000 are exercisable at $9.00 per share. At grant date, 13,334 options vested immediately. The vested and unvested options were initially valued at $636,433 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 131%; (3) risk-free interest rate of 5.04% and 5.24%, vest over a 36 month period and expire if unexercised in five years. 41,334 of these options have expired.

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

During the year ended April 30, 2011, the Company issued stock options, exercisable at $1.875 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2012, and 40% on May 12, 2013, to the following officers and directors:  Anthony Havens, 88,967 options; Kristian Srb, 32,867 options; Richard Trotter, 53,550 options; Jeffrey Bean, 12,750 options; Anthony Adler, 53,267 options; and Sandra Ahman, 41,934 options.  The vested and unvested options were initially valued at $409,790 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 271; (3) risk-free interest rate of 0.89%, vest over a 36 month period and expire if unexercised in five years.  $163,322 of the remaining initial value were charged to expense in fiscal year end 2013.

During the year ended April 30, 2011, the Company issued to four employees under the Company’s 2005 Stock Incentive Compensation Plan options to purchase a total of 28,667 shares of common stock at $1.65 per share until December 1, 2018, subject to vesting at the rate of 40% on the grant date, 20% on December 1, 2011, 20% on December 1, 2013 and 20% on December 1, 2014. As of April 30, 2011, the vested and unvested options were initially valued at $42,961 using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 250; (3) risk-free interest rate of 2.33%, vest over a 48 month period and expire if unexercised in ten years.   $6,444 and $8,592 of the initial value were charged to expense in fiscal year end 2014 and 2013, respectively.

During the year ended April 30, 2013, the Company issued to two directors, 13,334, five year options each. The options are exercisable at $0.60 per share and have been valued at $5,955 each using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 227%; (3) risk-free interest rate of 0.41%, vest over a 36 month period and expire if unexercised in five years. The Company charged $4,764 and $4,170 to expenses for the fiscal years ended 2014 and 2013, respectively.

No options were granted during the fiscal year ended April 30, 2014.

The following table summarizes common stock options issued to officers, directors and employees outstanding and the related exercise price.

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
360, 001	1.79	$2.41	360,001	$2.41

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013

Transactions involving stock options issued to officers, directors and employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2012	394,000	$3.77
Granted	-
Exercised	-	-
Canceled or expired	(14,333)	(18.91)
Outstanding at April 30, 2013	379,667	$3.20
Granted	-	-
Exercised	-	-
Canceled or expired	(19,666)	(20.05)
Outstanding at April 30, 2014	360,001	$2.41

No options were granted during the fiscal year ended April 30, 2014 or 2013

Warrants:

During the year ended April 30, 2013, the Company issued two warrants to purchase an aggregate of 40,000 shares of common stock to a consultant. The warrants have been valued at $33,801 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility ranging from 184% to 194%, (3) risk-free interest rate of 0.70%, and (4) expected life of 5 years. The warrants have exercise prices of $0.60 and are fully vested. $44,214 was charged to expenses during fiscal 2014 which amount includes revaluation of the warrants.

No warrants were granted during the year ended April 30, 2014.

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

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.275	25,938	1.86	$1.275	25,938	$1.275
$0.8475	290,267	1.99	$0.8475	290,267	$0.8475
$0.80	20,000	3.67	$0.80	20,000	$0.80
$0.75	21,680	2.30	$0.75	21,680	$0.75
$0.60	40,000	3.16	$0.60	40,000	$0.60
	397,885	2.13	$0.87	397,885	$0.87

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 2012	513,172	$5.25
Granted	330,268	0.82
Exercised
Canceled or expired	(404,244)	(2.40)
Outstanding at April 30, 2013	439,196	1.27
Granted
Exercised	-	-
Canceled or expired	(41,311)	(5.40)
Outstanding at April 30, 2014	397,885	$1.99

No non-employee warrants were granted during the year ended April 30, 2014.The weighted-average fair value of stock warrants granted to non-employees during the year ended April 30, 2013 was $0.98, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2014	2013
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	-	0.48%
Expected stock price volatility	-	194%
Expected dividend payout	-	-
Expected option life-years	-	3 years

The amount of the initial expenses charged to operations for compensatory warrants granted in exchange for services was $33,801 for the year ended April 30, 2013.

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

 NOTE K - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located at 370 Lexington Avenue, Suite 1901, New York, NY 10017.

We have an agreement for use of office space at our current location under a sub-lease expiring on November 29, 2014. The office space contains approximately 3,500 square feet.  For the year ended April 30, 2013, the combined rent was $246,632. For the year ending April 30, 2014 the rent is $151,164 and for the remaining seven months of the sub-lease ending November 29, 2014, the rent is $89,453. Additionally, during the term of the sub-lease the Company is required to pay $965 monthly for electricity.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013

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

The Company entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens, our Chief Executive Officer. The employment is for a term of five years. The employment term is to be automatically extended for one five-year period, and additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. The agreement was automatically extended for one year on July 12, 2014.  He is entitled to six weeks of paid vacation per year, and health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He did not receive any equity compensation as part of this agreement.

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

NOTE L - NON-CASH FINANCIAL INFORMATION

During the year ended April 30, 2014, the Company:

•	Issued 567,240 shares of common stock which were classified as to be issued at April 30, 2013.
•	Issued 158,766 shares of common stock valued at $113, 260 pursuant to the terms of various notes.
•	Derivative liability reclassification of $518,379.
•	Shares issued for conversion of notes, interest, and accounts payable of $776,686.

During the year ended April 30, 2013, the Company:

•	issued two warrants to purchase an aggregate of 40,000 shares of common stock to a consultant valued at $33,801.
•	issued 8,899 shares of common stock, which were classified as to be issued at April 30, 2013, for purchase of assets.
•	issued pursuant to notes and penalty provisions of notes, 341,190 shares of unregistered common stock, valued at $235,252.
•	issued 20,000 shares of common stock, valued at $6,200, to a note holder as inducement.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013

NOTE M - SUBSEQUENT EVENTS

Subsequent to April 30, 2014 the Company:

•	Sold 884,181 shares of restricted common stock to eleven accredited investors for $262,671. Of these shares, 162,906 shares were unissued as of July 31, 2014.
•	Issued 17,140 shares of restricted common stock valued at $10,000 to two note holders pursuant to the terms of their notes.
•	Issued 96,300 shares of restricted common stock valued at $56,115 to two consultants 4,500 of which were classified as to be issued at April 30, 2014.
•	Issued 260,992 shares restricted common stock which had been classified as to be issued at April 30, 2014.
•	Issued 22,500 shares of common stock in partial settlement of $19,953 of accounts payable.
•	Issued 51,400 shares of common stock to a note holder upon conversion of $22,500 of notes payable.
•	Issued 31,780 shares of common stock to three employees valued at $14,301 in exchange for their outstanding stock options.
•	Borrowed $60,000 from a current note holder and added that amount to the outstanding balance of his 8% convertible note (convertible at $0.495).
•	Repaid a$27,500 convertible note.
•
Borrowed a $42,500, 8% note due February 9, 2015 and a $37,500 8% note due April 2, 2015. Both notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 1,135,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full.

•
Borrowed a $50,000, 8% convertible note due December 20, 2014. The Conversion Price is a 42% discount from the average of the three lowest closing prices during the ten trading days immediately previous to the day the conversion notice is delivered to the Company. The Company had reserved 340,000 shares of its common stock for conversion.

NOTE N - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the period October 1, 2001 (date of inception) through April 30, 2014, the Company has incurred a cumulative net loss of $44,257,306. During the year ended April 30, 2014, the Company incurred a net loss of $3,265,648.  As of April 30, 2014, the Company’s had a deficit net worth of $3,932,164. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2014.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2014, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

RBSM LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of April 30, 2014.

Changes in Internal Controls

During the fiscal year ended April 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Not applicable.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of August 1, 2014.

Name	Age	Position
Anthony L. Havens	60	Chief Executive Officer, President, and Chairman
Kristian Srb	59	Director
Jeffrey Bean	61	Director
Anthony W. Adler	74	Executive Vice President and Principal Financial Officer
Richard P. Trotter	71	Chief Operating Officer
Sandra L. Ahman	51	Vice President, Secretary and Director

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

Sandra L. Ahman, Vice President, Secretary and Director. On March 1, 2004, Sandra Ahman became Vice President of Operations and Secretary of Sparta, and a Director on June 1, 2004. She served as a Vice President of our predecessor entity, Sparta Commercial Services, LLC since its inception in 2001 until its dissolution in February 2006. From 1994 to 2004, she was Vice President of Operations of American Motorcycle Leasing Corp. Prior to joining American Motorcycle Leasing Corp.; Ms. Ahman was with Chatham Capital Partners, Ltd. Before joining Chatham in 1993, she was Manager, Human Resources for Comart and Aniforms, a sales promotion and marketing agency in New York, where she worked from 1986 to 1993. For the past 15 years, Ms. Ahman has been a volunteer with The Children's Aid Society in New York City, a membership of 500 committed volunteers, serving from 2000 to 2002 as President of its Associates Council, from 2002 to 2005 as Chairman of the Associates Council, and from 2002 to 2012 as a member of the Advisory Council of their Board of Trustees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta's executive officers, directors, and persons who beneficially own more than ten percent of Sparta's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta's common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person.  Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2014, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 11.             EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended April 30, 2014 ("Named Executive Officers").

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)(a)	($)	($)(b)	($)(b)(b)	($)(c)	($)

Anthony L. Havens	2014	280,000		-	-	106,615	386,615
Chief Executive Officer	2013	280,000	42,723	-	-	30,498	353,221

Anthony W. Adler
Executive Vice President and	2014	185,000	-	-	-	-	185,000
Principal Financial Officer	2013	185,000	-	-	-	-	185,000

Richard P. Trotter	2014	100,000	-	-	-	-	100,000
Chief Operating Officer	2013	129,167	-	-	-	-	129,167

(a)
For Mr. Adler includes accrued; unpaid net salary of $119,025, $120,081 and $22,593 at year end 2014, 2013 and 2012, respectively. For Mr. Trotter, includes accrued; unpaid net salary of $88,523 and $7,835 at year end 2014 and 2013, respectively

(b)
Represents the stock-based compensation recognized in accordance with ASC 718. Stock-based awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of stock-based awards are discussed in Note J to the consolidated financial statements.

(c)
This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000. In fiscal 2014 and 2013, for Mr. Havens, this includes $106,615 for garage rental, life and health insurance and reimbursement of unused vacation time for the years 2010 through 2013, and $30,498 for health insurance, garage and storage rental, respectively.

In general, compensation payable to a Named Executive Officer consists of a base salary, a stock or stock option award, and may also include a cash bonus.  During our 2014 fiscal year, we had in effect a written employment agreement with the Mr. Havens.  Our compensation system has generally not been tied to performance based conditions other than the passage of time.

Employment Agreement with CEO

We entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens who serves as our Chief Executive Officer.  The agreement was for an initial term of five years, and provided for automatic extensions for one five-year period and for additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended.  The agreement was automatically extended for one year in July 2014. His base salary is at an annual rate of $280,000.  He is entitled to defer a portion of his base salary each year.  He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors.  He is entitled to a $1,000,000 term insurance policy.  He is entitled to six weeks of paid vacation per year, health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives.  He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies.  If terminated, he is entitled to three months of severance for up to six months of service for each year of employment, plus full participation in all standard employee benefits during the period of severance payments.  The employment agreement provides for termination for cause.  If he resigns for good reason or is terminated without cause within twelve months after a change in control, he is entitled to receive an additional lump sum payment equal to the greater of the severance payment or the balance of his base salary for the remaining employment term, continued coverage under any welfare benefits plans for two years, and full vesting of any account balance under a 401(k) plan.  For purposes of the employment agreement, a change in control refers to:

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as at April 30, 2014.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Anthony L. Havens (1)	88,967	-	1.875	5/12/2015	-	-
Anthony W. Adler (2)	16,000	-	14.355	9/21/2014
Anthony W. Adler (1)	53,267	-	1.875	5/12/2015	-	-
Richard P. Trotter (1)	53,550	-	1.875	5/12/2015	-	-

(1)	Granted pursuant to an option agreement dated May 12, 2011. The options are exercisable, subject to vesting, for a period of five years from the grant date at $1.875 per share.
(2)	Granted pursuant to an option agreement dated September 22, 2006. The options are exercisable for a period of five years from the vesting date at $14.355 per share.

Compensation of Directors

In fiscal 2014, non-employee directors received no compensation.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of April 30, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by securities holders	32,666	$2.37	80,666
Equity compensation plans not approved by security holders	327,335	$2.41	n/a
Total	360,001	$2.41	80,666

(a)	For purposes of the table, does not include shares issued and outstanding pursuant neither to the Company’s 2009 Consultant Stock Plan, nor 1,334 shares vested pursuant to a restricted stock grant.
(b)	Calculation excludes shares issued pursuant to stock grants.

Plans in the Shareholder Approved Category

In July 2004, we adopted our 2005 Stock Incentive Compensation Plan.  The plan authorizes our Board of Directors to grant securities, including stock options, to employees, directors and others, in the aggregate amount of 113,334 shares of common stock. Securities issued under the plan may be stock awards, non-qualified options, incentive stock options, or any combination of the foregoing.  In general, stock options granted under the plan have a maximum duration of ten years from the date of the grant and are not transferable. The per share exercise price of any incentive stock option granted under the plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over ten percent or more of our capital stock are granted at 110% of fair market value of the underlying common stock on the date of grant and expire five years after the date of grant. No awards may be granted after July 1, 2014.  During the year ended April 30, 2014, no options were granted pursuant to the plan.  As of April 30, 2014, options to purchase 32,666 shares of common stock were outstanding under the plan.

Plans Not in the Shareholder Approved Category

On November 1, 2004, pursuant to an employment agreement with Richard P. Trotter, our Chief Operating Officer, we granted an award of 1,667 shares of our common stock, subject to vesting and subject to continued employment.  As of April 30, 2014, Mr. Trotter was vested with 1,667 shares.

On September 22, 2006, pursuant to an option agreement with Anthony W. Adler, our Executive Vice President, we issued stock options to purchase up to 53,334 shares of a common stock, exercisable at $14.355 per share until September 22, 2014. Options to purchase 37,334 shares have expired. The remaining 16,000 options expire September 22, 2014.

On October 23, 2006, pursuant to an option agreement with Jeffrey Bean, one of our directors, we issued stock options to purchase up to 6,667 shares of common stock, exercisable at $7.50 per share until October 23, 2014. 5,334 of these options have expired. 2014.

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

In the fiscal year ended April 30, 2014, we issued two warrants to purchase an aggregate of 40,000 shares of common stock to a consultant valued at $33,801.

In May 2009, the Company’s Board of Directors authorized a 2009 Consultant Stock Plan covering 133,334 shares of the Company’s common stock for purposes of compensation of certain consultants. Effective June 12, 2013 the Plan was amended to increase the authorized number of shares by 500,000 bringing the total number of authorized shares to 633,333. During the fiscal years ended April 30, 2014 and 2013 the Company issued 170,000 and 61,000 shares, respectively under the plan. As of April 30, 2014, 332,583 shares were available for issuance pursuant to the plan.

Common Stock Ownership

The table below sets forth information regarding the beneficial ownership of our common stock as of  July 31, 2014 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

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

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	348, 085	1.57%
Kristian Srb (2)	485,977	2.19%
Jeffrey Bean (3)	31,031	0.14%
Anthony W. Adler (4)	121,832	0.55%
Richard P. Trotter (5)	120,804	0.54%
Sandra L. Ahman (6)	49,678	0.22%
All current directors and named officers as a group (6 in all)	1,157,408	5.14%

(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 370 Lexington Avenue, Suite 1901, New York, NY 10017.
(1)
Mr. Havens' minor son owns approximately 50,000 shares of common stock in a trust account. Mr. Havens is not the trustee for his son's trust account, and does not have the sole or shared power to vote or direct the vote of such shares.  Mr. Havens disclaims beneficial ownership of such shares held in his son's trust account.

Includes 88,967 vested options, all exercisable at $1.875 per share until May 12, 2015.
(2)
Includes 834 shares of common stock held by Mr. Srb's minor daughter, for which Mr. Srb may be deemed to have beneficial ownership of such shares. Includes 32,867 vested options, all exercisable at $1.875 per share until May 12, 2015.  And, 13,333 vested stock options, all exercisable at $0.60 until November 22, 2016.

(3)
Includes 1,333 vested stock options, exercisable at $9.0 per share until October 23, 2014, and 12,750 vested options all exercisable at $1.875 per share until May 12, 2015. And, 13,333 vested stock options all exercisable at $0.60 until November 22, 2016.

(4)
Includes 16,000 vested stock options, exercisable at $14.355 per share until September 22, 2014, and 44,445 shares held by The Anthony W. Adler Irrevocable Trust, dated October 1, 2009.  Includes 53,267 vested stock options, exercisable at $1.875 per share until May 12, 2015.

(5)
Includes 1,667 vested shares and 44,445 shares held by The Richard and Kay Trotter Trust Established March 18, 2009. Includes 21,476 shares to be issued to Mr. Trotter in lieu of salary.  Includes 53,550 vested stock options, all exercisable at $1.875 per share until May 12, 2015.

(6)	Includes 41,993 vested stock options, all exercisable at $1.875 per share until May 12, 2015.

Changes in Control

Other than outstanding convertible securities, we do not have any arrangements that may result in a change in control.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended April 30, 2014 and 2013, we received non-interest bearing demand loans in the aggregate amount of $5,000  and $7,000 respectively, from Kristian Srb, one of our directors of which $12,907 was repaid. As of April 30, 2014, we owed Mr. Srb $372,093.

Director Independence

None of our directors, other than Kristian Srb and Jeffrey Bean, is deemed an independent director.  For purposes of determining independence, we are applying the independence standards of the NASDAQ Stock Market LLC.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by RBSM LLP, our principal independent registered public accounting firm, during the fiscal years ended April 30, 2014 and 2013 were $110,000 and $102,000, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2014 and 2013 were $0. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2014 and 2013 were $0. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services our principal independent registered public accounting firm for the fiscal years ended April 30, 2014 and 2013.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm.  All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2014 and 2013 were pre-approved.  The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of audit and non-audit services was compatible with maintaining the auditor's independence.

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           List of documents filed as a part of this report:

(1)         Index to Consolidated Financial Statements

Report of Registered Independent Certified Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2014 and 2013
Consolidated Statements of Losses for the years ended April 30, 2014 and 2013
Consolidated Statement of Deficit for the two years ended April 30, 2014
Consolidated Statements of Cash Flows for the years ended April 30, 2014 and 2013
Notes to Consolidated Financial Statements

(2)           Index to Financial Statement Schedules

Not required.

(3)           Index to Exhibits

Exhibit Number	Description of Exhibit
3(i)(1)	Articles of Incorporation of Tomahawk Oil and Minerals, Inc. (Incorporated by reference to Exhibit 3(i) (1) of Form 10-KSB filed on August 13, 2004)
3(i)(2)	Certificate of Amendment of Articles of Incorporation, November 1983 (Incorporated by reference to Exhibit 3(i) (2) of Form 10-KSB filed on August 13, 2004)
3(i)(3)	Certificate of Amendment of Articles of Incorporation for name change, August 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on August 27, 2004)
3(i)(4)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on September 17, 2004)
3(i)(5)	Certificate of Amendment of Articles of Incorporation for decrease in authorized capital, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on December 23, 2004)
3(i)(6)	Certificate of Designation for Series A Redeemable Preferred Stock, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2005)
3(i)(7)	Certificate of Designation for Series B Preferred Stock (Incorporated by reference to Exhibit B to Preferred Stock Purchase Agreement, dated as of July 29, 2009 (see Exhibit 10.21 below)
3(i)(8)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 21, 2009 (Incorporated by reference to Exhibit 3(i)(8) of Form S-1 filed on October 2, 2010)
3(i)(9)	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 5.03(i) of Form 8-K filed on November 19, 2009)
3(ii)(1)	By-laws (Incorporated by reference to Exhibit 3(ii) (1) of Form 10-KSB filed on August 13, 2004)
3(ii)(2)	By-laws Resolution (Incorporated by reference to Exhibit 3(ii) (2) of Form 10-KSB filed on August 13, 2004)
3(ii)(3)	Board of Directors Resolutions amending By-laws (Incorporated by reference to Exhibit 3(ii) of Form 10-QSB filed on December 15, 2004)
10.1+	Form of Employment Agreement with Anthony Havens (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on August 13, 2004)
10.2+	Stock Option Agreement with Jeffrey Bean, dated October 23, 2006 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 24, 2006)
10.3+	2005 Stock Incentive Compensation Plan (Incorporated by reference to Exhibit 4 of Form 10-KSB filed on August 13, 2004)
10.4	2010 Consultant Stock Plan (Incorporated by reference to Exhibit 99.1 of Form S-8 filed on May 12, 2010)
10.5	Form of Promissory Note (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on December 18, 2006)
10.6	Form of Promissory Note (Incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on December 18, 2006)
10.7
Preferred Stock Purchase Agreement, dated as of July 29, 2009, by and among Sparta Commercial Services, Inc. and Optimus Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 30, 2009)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of Form 10-K filed on August 15, 2013)
21.1*	List of Subsidiaries
23.1*	Consent of RBSM LLP
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

Date: August 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President
and Chairman of the Board

Date: August 13, 2014

By:	/s/ Anthony W. Adler
Anthony W. Adler
Executive Vice President, and
Interim Principal Financial Officer

Date: August 13, 2014

By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: August 13, 2014

By:	/s/ Kristian Srb
Kristian Srb
Director

Date: August 13, 2014

By:	/s/ Jeffrey Bean
Jeffrey Bean
Director

Date: August 13, 2014