Form 10-Q
period 2014-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2014-09-22
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

As of September 15, 2014, we had 22,868,968 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2014	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$54,186	$70,456
Accounts receivable	280,756	182,343
Property and equipment, net of accumulated depreciation and amortization of $200,263 and $199,367, respectively (NOTE B)	9,078	9,974
Goodwill	10,000	10,000
Other assets	59,848	60,992
Deposits	40,568	40,568
Total assets from continuing operations	454,436	374,333
ASSETS FROM DISCONTINUED OPERATIONS (NOTE C)	57,733	90,024
Total assets	$512,169	$464,357

LIABILITIES AND DEFICIT

Liabilities:
Accounts payable and accrued expenses	$1,398,273	$1,259,368
Notes payable net of beneficial conversion feature of $279,965 and $296,384, respectively (NOTE D)	2,177,798	2,019,879
Loans payable-related parties (NOTE E)	385,853	385,853
Derivative liabilities	464,845	601,000
Total liabilities from continuing operations	4,426,769	4,266,100
LIABILITIES FROM DISCONTINUED OPERATIONS (NOTE C)	111,110	130,420
Total liabilities	4,537,879	4,396,520

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 157 and 157 shares issued and outstanding, respectively	1,570	1,570
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 22,188,740 and 20,987,353 shares issued and outstanding, respectively	22,189	20,987
Common stock to be issued, 236,069 and 283,777, respectively	236	284
Preferred stock B to be issued, 72.48 and 72.48 shares, respectively	72	72
Additional paid-in-capital	42,214,653	41,738,613
Subscriptions receivable	(2,118,309)	(2,118,309)
Accumulated deficit	(44,816,254)	(44,257,306)
Total deficiency in stockholders' equity	(4,683,343)	(4,601,588)
Noncontrolling interest	657,633	669,424
Total Deficit	(4,025,710)	(3,932,164)
Total Liabilities and Deficit	$512,169	$464,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended
	July 31
	2014	2013
Revenue
Information technology	$132,807	$136,116
Cost of goods sold	43,250	37,577
Gross profit	89,557	98,539

Operating expenses:
General and administrative	564,809	470,986
Depreciation and amortization	896	2,421
Total operating expenses	565,705	473,407

Loss from continuing operations	(476,148)	(374,868)

Other (income) expense:
Other income	(10,768)	(20,505)
Interest expense and financing cost	7,131	5,585
Non-cash interest and financing costs	79,711	98,027
Amortization of debt discount	124,741	75,491
(Gain) loss in changes in fair value of derivative liability	(200,779)	60,248
Total other (income) expense	36	218,846

Net loss from continuing operations	$(476,184)	$(593,714)

Net loss from discontinued operations	(94,364)	(10,620)

Net Loss	(570,548)	(604,334)

Net loss attributed to non-controlling interest	11,791	9,664

Preferred dividend	(191)	(39,334)

Net loss attributed to common stockholders	$(558,948)	$(634,004)

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.04)

Basic and diluted loss per share attributed to common stockholders	$(0.03)	$(0.04)

Weighted average shares outstanding	21,449,770	15,241,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
FOR THE THREE MONTHS ENDED JULY 31, 2014
(UNAUDITED)

	Series A		Series B		Series B
	Preferred Stock		Preferred Stock		Preferred Stock Shares to be issued		Common Stock		Common Stock to be issued		Subscriptions	Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance April 30, 2014	125	$12,500	157	$1,570	72	$-	20,987,353	$20,987	283,777	$284	$(2,118,309)	$41,738,613	$(44,257,306)	$669,424	$(3,932,164)
Correcting									(430)	(1)		15			14
Preferred dividend to be issued															-
Derivative liability reclassification												27,310			27,310
Sale of common stock							823,152	824	61,029	61		261,786			262,671
Shares issued for financing cost							33,806	34	(28,998)	(28)		11,008			11,014
Shares issued for conversion of notes and interest							216,349	216	(79,309)	(80)		93,258			93,394
Stock compensation							96,300	96				68,394			68,490
Employee stock & options expense							31,780	32				14,269			14,301
Net loss													(558,948)	(11,791)	(570,739)
Balance July 31, 2014	125	$12,500	157	$1,570	72	$-	22,188,740	$22,188	236,069	$236	$(2,118,309)	$42,214,653	(44,816,254)	$657,633	$(4,025,710)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended
	July 31
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(558,948)	$(634,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments	14	-
Dividend on preferred stock	191	39,344
Loss allocable to non-controlling interest	(11,791)	(9,664)
Depreciation and amortization	896	2,421
Amortization of debt discount	124,741	75,491
Change in fair value of derivative liabilities	(200,779)	60,248
Shares issued for finance cost	11,014	12,333
Equity based compensation	82,791	61,007
(Increase) decrease in operating assets:
Accounts receivable	(98,606)	(79,339)
Prepaid expenses and other assets	1,142	15,651
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	193,413	57,052
Net cash used in operating activities	(455,922)	(399,460)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	262,671	299,664
Net proceeds from convertible notes	191,500	164,500
Net payments on notes payable	(27,500)	(112,500)
Net proceeds from other notes	-	25,000
Net (payment of) loan proceeds from other related parties	-	(1,238)
Net cash provided by financing activities	426,671	375,426

Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	12,981	5,969
Cash provided by investing activities of discontinued operations	-	-
Cash (used in) financing activities of discontinued operations	-	-
Net Cash flow from discontinued operation	12,981	5,969

Net decrease in cash	$(16,270)	$(18,065)

Unrestricted cash and cash equivalents, beginning of period	$70,456	$38,213
Unrestricted cash and cash equivalents , end of period	$54,186	$20,148

Cash paid for:
Interest	$7,131	$5,585
Income taxes	$944	$3,214

See Note I for non-cash investing and financing activities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements is as follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2014 and for the three month periods ended July 31, 2014 and 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2014 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended July 31, 2014 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2015.

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
JULY 31, 2014

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

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of ASC 740-10, “Accounting for Income Taxes” (‘ASC 740-10”).  Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

ASC 740-10, “Accounting for Uncertainty in Income Taxes,” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2014 or the three months ended July 31, 2014.

Fair Value Measurements

The Company adopted ASC 820, “Fair Value Measurements” (“ASC 820”).  ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets the lowest priority to unobservable inputs to fair value measurements of certain assets and Liabilities.  The three levels of the fair value hierarchy under ASC 820 are described below:

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

Impairment of Long-Lived Assets

In accordance ASC 360-10, “Impairment or Disposal of Long-Lived Assets,” (“ASC 360-10”) long-lived assets, such as property, equipment, motorcycles and other vehicles and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows or quoted market prices in active markets if available, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income,” (“ASC 220-10”) establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  At July 31, 2014 and April 30, 2014, the Company has no items of other comprehensive income.

Segment Information

The Company adopted ASC 280-10 “Disclosures about Segments of an Enterprise and Related Information”.  ASC 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in consolidated financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

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

Stock Based Compensation

The Company adopted ASC 718-10 “Compensation-Stock Compensation Overall” (“ASC 718-10”), which records compensation expense on a straight-line basis, generally over the explicit service period of three to five years.

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred.  During the three months ended July 31, 2014 and 2013, the Company incurred $14,550 and $8,084 in advertising and marketing costs, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.03 and $0.04 for the three months ended July 31, 2014 and 2013, respectively.  At July 31, 2014 and 2013, 6,032,273 and 5,076,396 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss attributable to common stockholders of $558,948 and $634,004 during the three months ended July 31, 2014 and 2013, respectively.  The Company had a negative net worth of $4,025,710 at July 31, 2014.

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

NOTE B – PROPERTY AND EQUIPMENT

Major classes of property and equipment at July 31, 2014 and April 30, 2014 consist of the followings:

	July 31, 2014	April 30, 2014
Computer equipment, software and furniture	$209,341	$209,341
Less: accumulated depreciation	(200,263)	(199,367)
Net property and equipment	$9,078	$9,974

Depreciation expense for property and equipment was $896 and $2,421, respectively for the three months ended July 31, 2014 and 2013, and $4,572 for the year ended April 30, 2014.

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

	Three Months Ended
	July 31,	July 31,
	2014	2013

Revenues	$11,866	$21,011
Net (loss)	$(94,364)	$(10,620)

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore there no portfolio performance measures were calculated for the year ending April 30, 2014.

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at July 31, 2014 and April 30, 2014:

	July 31,	April 30,
	2014	2014
Motorcycles and other vehicles	$46,295	$60,686
Less: accumulated depreciation	(5,144)	(5,016)
Motorcycles and other vehicles, net of accumulated depreciation	41,151	55,670
Less: estimated reserve for residual values	(4,196)	(4,253)
Motorcycles and other vehicles under operating leases, net	$36,955	$51,417

At April 30, 2014, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the three months ended July 31, 2014 was $5,686 and for the year ended April 30, 2014 it was $29,411. All of the assets are pledged as collateral for the note described in SECURED NOTES PAYABLE in this Note C.  These remaining leases are in a run-off mode.

INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At July 31, 2014 and at April 30, 2014, the Company had no repossessed vehicles which are held for resale.

RETAIL (RISC) LOAN RECEIVABLES

All of the Company’s RISC performing  loan receivables were sold in August 2013.  As of July 31, 2014 and April 30, 2014, the Company had RISC loans of $19,148 and $37,919 (representing Company refinancing of two loans which had previously been sold), respectively, and deficiency receivables of $876 and $0, respectively. At July 31, 2014 and at April 30, 2014, the reserve for doubtful RISC loan receivables was $1,067 and $1,124, respectively.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore there no portfolio performance measures were calculated for the quarter ending July 31, 2014 or the year ending April 30, 2014.

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

SECURED NOTES PAYABLE

	July 31,	April 30,
	2014	2014

Secured, subordinated individual lender (a)	$98,198	$117,508
Secured, subordinated individual lender (b)	12,912	12,912
Total	$111,110	$130,420

(a)
The Company had financed certain of its leases and RISCs through two third parties. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at July 31, 2014 is 15.29%.

(b)
On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of additional Purchase Portfolio documentation. As of April 30, 2014, no such documents have been received. Proceeds from the Purchased Portfolio started accruing to the Company beginning November 1, 2008. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 which was extended to May 1, 2014, and has granted the note holder a security interest in the Purchased Portfolio. On January 31, 2014, the holder converted $50,000 of the outstanding balance of the Note into 60,606 shares of the Company’s restricted common stock. The note, which had an outstanding balance of $12,912 at July 31, 2014, has been extended to August 31, 2015.

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

At July 31, 2014, the notes payable mature as follows:

Year ended July 31,	Amount
2015	$98,198
2016	12,912
Total Due	$111,110

NOTE D – NOTES PAYABLE

Notes Payable	July 31, 2014	April 30, 2014
Notes convertible at holder’s option (a)	$2,042,763	$1,901,263
Notes with interest only convertible at Company’s option (b)	390,000	390,000
Non-convertible notes payable (c)	25,000	25,000
Subtotal	2,457,763	2,316,263
Less, Debt discount	(279,965)	(296,384)
Total	$2,177,798	$2,019,879

(a) Notes convertible at holder’s option consists of:
(i)                             a $1,258,368, 8% note originally due April 30, 2013, but subsequently amended to such time as the law suit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated, convertible at the holder’s option at $0.495 per share. In fiscal 2012, the Company had recorded a $663,403 beneficial conversion discount for this note which was fully amortized during fiscal 2013;
(ii)                            a $27,500, 8% note due November 20, 2014. The Company has recorded beneficial conversion discounts totaling $27,211 for the  note. The discount is being fully amortized over the terms of the note.   The note is convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 242,000 shares of its common stock for conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full;
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

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

(iv)                           seven notes aggregating $118,250, all due August 15, 2015 with interest ranging from 15% to 20%, with accrued interest compounding monthly at 8%, the Company is paying 667 monthly penalty shares until the note is paid in full on one  $25,000 note which had been past due, all of the notes are convertible at the holder’s option at $0.25 per share. In fiscal 2012, the Company has recorded a $5,340 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes;
(v)                            three notes aggregating $106,250, all due August 15, 2015 with interest ranging from 20% to 25% with accrued interest compounding monthly at 8%, all of the notes are convertible at the holder’s option at $0.25 per share.  In fiscal 2012, the Company has recorded a $6,120 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes;
(vi)                           a $55,000, 5% convertible note due February 20, 2015 and a $59,000, 5% convertible note due April 16, 2015. This lender has committed to lend up to $330,000 (three hundred thousand) in the form of two $165,000 notes. The Lender initially advanced $110,000 against one $165,000 note of which amount $55,000 was repaid via conversion. The Lender advanced an additional $55,000 against the other $165,000 note. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note. The second note has been amended to include a 3% closing fee on the amount of each sum advanced plus a 5% due diligence fee on the amount of each sum advanced. The combined fees shall be added to the sum advanced for all purposes under the Note, including when calculating the amount of the interest charge. The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. In fiscal 2014, the Company has recorded a $63,356 beneficial conversion discount for the two outstanding notes. The discount is being fully amortized over the initial term of the notes;
(vii)                          a $27,500, 5% convertible note due October 21, 2014,  a $27,500, 5% convertible note due January 28, 2015 and a $27,500, 5% convertible note due April 29, 2015. This lender has committed to lend up to $165,000. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date of each note is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price for the notes is the lesser of $0.60 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. In fiscal 2014, the Company has recorded a $49,085 beneficial conversion discount for the notes. The discounts are being fully amortized over the terms of the notes; $500 outstanding balance on a $13,900, and 10% convertible note due June 1, 2014. The Conversion Price for this note is the lesser of $0.50 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $15,000, and the conversion price shall be redefined to equal the lesser of (a) $0.005 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company). In fiscal 2014, the Company has recorded an $11,158 beneficial conversion discount for the note. The discount is being fully amortized over the term of the note; and $625 outstanding balance on a $60,000, 12% convertible note due March 20, 2015. The Conversion Price for this note is 65% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $15,000, and the conversion price shall be redefined to equal the lesser of (a) $0.005 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company). In fiscal 2014, the Company has recorded a $32,309 beneficial conversion discount for the note. The discount is being fully amortized over the term of the note;

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

(viii)                         $5,000 5% convertible note due August 31, 2014. The Conversion Price is $0.3595. In fiscal 2014, the Company has recorded a $5,000 beneficial conversion discount for this note. The discount is being fully amortized over the initial term of the note;
(ix)                           $42,500, 8% note due January 11, 2015, a $42,500, 8% note due February 2, 2015, and a $35,000, 8% note due April 27, 2015.Tthe Company has recorded a beneficial conversion discount of $89,383 for the notes. The discount is being fully amortized over the term of the notes.   The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 1,350,000 shares of its common stock for conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full;
(x)                             a $40,000, 6% note due April 3, 2015. In fiscal 2014, the Company has recorded a beneficial conversion discount of $20,085 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at the lesser of $1.20 or a variable conversion of 65% multiplied by the lowest VWAP in the five trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 310,000 shares of its common stock for conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full; and
(xi)                            a $44,770, 5% note due April 15, 2016. In fiscal 2014, the Company has recorded a beneficial conversion discount of $35,816 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at the rate of 1.5 shares of common stock for each dollar converted.  In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full; and
(xii)                           a $50,000, 8% note due December 20, 2014. The Company has recorded a beneficial conversion discount of $36,207 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by the average of the three lowest trades in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 340,000 shares of its common stock for conversion pursuant to the terms of the note.

(b) Notes with interest only convertible at Company’s option consist of: (i) a 22% note in the amount of $10,000 due May 31, 2015; (ii) a $25,000 note due May 1, 2011, which was extended to October 31, 2013. The Company is paying the note holder 3,333 shares per month until the note is paid or renegotiated. So long as the Company pays the monthly shares this note is not in default. Interest is payable on the $10,000 note at the Company’s option and on the $25,000 note at the holder’s option in cash or in shares at the rate of $1.50 per share; (iii) a $315,000, 12.462% note due April 30, 2014, but subsequently amended to such time as the law suit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated. Interest is payable quarterly with a minimum or $600 in cash with the balance payable in cash or stock at the Company’s options calculated as the volume weighted average price of the Company’s common stock for the ten day trading period immediately preceding the last day of each three month period;  (iv) a $25,000 8% note due May 31, 2015, the Company issued the note holder 5,000 shares of its common stock in connection with this loan Pursuant to the terms of this note, the Company is required to issue to the note holder 5,000 shares of its common stock for each month or portion thereof that the note remains unpaid. Interest is payable on all this note at the Company’s option in cash or in shares at the rate of $0.35 per share; and a (v) $15,000 5% note due May 31, 2015, the Company agreed to  issue the note holder 5,000 shares of its common stock in connection with this loan.

(c) Non-convertible notes consist of a $25,000 note due May 31, 2015 which bears no interest. Pursuant to the terms of this note, the Company is required to issue to the note holder 1,000 shares of its common stock for each month or portion thereof that the note remains unpaid

Amortization of Beneficial Conversion Feature for the three months ended July 31, 2014 and 2013 was $124,741 and $75,491, respectively and was $417,219 for the fiscal year ended April 30, 2014.

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

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

The change in fair value of the derivative liabilities of warrants outstanding at July 31, 2014 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.28% to 1.21%
Expected stock price volatility		117%
Expected dividend payout		0
Expected options life in years	Ranging from	1.34 years to 3.4 years

The change in fair value of the derivative liabilities of convertible notes outstanding at July 31, 2014 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.045% to 0.24%
Expected stock price volatility		117%
Expected dividend payout		0
Expected options life in years	Ranging from	0.31 years to .68 years

The value of the derivative liability was re-assessed as of July 31, 2014 resulting in a gain to the consolidated statement of operations of $200,779 for the three months ended July 31, 2014.

July 31, 2014
Opening balance	$601,000
Derivative liability reclassified to additional paid in capital	(27,310)
Derivative financial liability arising on the issue of convertible notes	111,048
Fair value adjustments	(219,893)
Closing balance	$464,845

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2014 and April 30, 2014, aggregated loans payable, without demand and with no interest, to officers and directors were $385,853 and $385,853, respectively.

NOTE F – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 750,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 shares of Series A preferred stock issued and outstanding as of July 31, 2014 and April 30, 2014.  The Company had 157 shares of Series B preferred stock issued and outstanding as of July 31, 2014 and April 30, 2014.  The Company had nil shares of Series C preferred stock issued and outstanding as of July 31, 2014 and April 30, 2014.  The Company has 22,188,740 and 20,987,353 shares of common stock issued and outstanding as of July 31, 2014 and April 30, 2014, respectively.

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

Preferred Stock, Series A

During the quarter ended July 31, 2014, there were no transactions in Series A Preferred, however, at July 31, 2014, there were $6,816 of accrued dividends payable on the Series A Preferred, compared to the accrual of $6,625 at April 30, 2014.  At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock, Series B

During the quarter ended July 31, 2014, there were no transactions in Series B Preferred Stock, however, at July 31, 2014 and at April 30, 2014, there were 72.44 and 72.44 shares, respectively, of Series B Preferred payable  representing a total of $724,416 in accrued dividends. It is the Company’s intention to redeem all of the outstanding Series B Preferred shares during the second and third quarters of the current fiscal year.

Preferred Stock Series C

There were no shares of Series C Preferred Stock issued and outstanding at July 31, 2014 and at April 30, 2014.

Common Stock

During the three months ended July 31, 2014, the Company expensed $82,791 for non-cash charges related to stock and option compensation expense.

During the three months ended July 31, 2014, the Company:

●	issued 260,992 shares of common stock which had been classified as to be issued at April 30, 2014,
●	sold 884,181 shares of common stock to eleven accredited investors for $262,671, of which 162,906 shares remained to be issued at July 31, 2014,
●	issued 51,400 shares of common stock upon the conversion of $27,500 principal amount of convertible notes and accrued 63,140 shares for the conversion of $34,470 of accrued interest, ,
●	issued 17,140 shares of common stock valued at $9,987 pursuant to terms of various notes and accrued 2,666 shares to be issued valued at $1,027,
●	issued 96,300 shares of common stock valued at $68,490 pursuant to consulting agreements,
●	issued 22,500 shares of common stock in payment of $19,952 in accounts payable, and
●	issued 31,780 shares of common stock valued at $14,301 to three employees in exchange for their outstanding stock purchase options.

NOTE G – NONCONTROLLING INTEREST

For the three months ended July 31, 2014, the non-controlling interest is summarized as follows:

Amount
Balance at April 30, 2014	$669,424
Noncontrolling interest’s share of losses	(11,791)
Balance at July 31, 2014	$657,633

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
JULY 31, 2014

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the fair values of financial liabilities as of July 31, 2014:

		Fair Value Measurement Using
	Fair Value at July 31, 2014	Level 1	Level 2	Level 3
Derivative liabilities	$464,845	-	-	$464,845

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

Changes in Derivative liability during the three months ended July 31, 2014 were:

		Increased	Decrease
	April 30,	During	in Fair	July 31,
	2014	Period	Value	2014

Derivative liability	$601,000	$111,048	$247,203	$464,845
Total	$601,000	$111,048	$247,203	$464,845

NOTE I – NON-CASH FINANCIAL AND INVESTING  INFORMATION

During the three months ended July 31, 2014, the Company:

•	issued 17,140 shares of common stock valued at $9,987 pursuant to the terms of the notes, and accrued 2,666 additional shares valued at $1,027
•	issued 22,500 shares of common stock in settlement of $19,952 in accounts payable
•	issued 51,400 shares of common stock upon conversion of $27,500 of notes payable
•	issued 31,780 shares of common stock valued at $14,301 to three employees
•	issued 96,300 shares of common stock valued at $68,490 to two consultants.

NOTE J – SUBSEQUENT EVENTS

During August and September 2014, the Company:

•	Issued 113,109 shares of common stock upon the conversion of $28,872 of notes.
•	Sold 479,070 shares of common stock to seven accredited investors for $103,492 of which 241,938 shares were issued as of September 15, 2014.
•	Issued 5,141 shares valued at $2,000 pursuant to the terms of notes.
•	Issued 94,000 shares of common stock valued at $39,050 to three consultants.
•	Issued 226,040 shares listed as to be issued at July 31, 2014.
•
Borrowed pursuant to a $50,000, 8% note due February 19, 2015.  The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by the average of the three lowest trades in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 325,000 shares of its common stock for conversion pursuant to the terms of the note.

SPARTA COMMETRCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

•
Borrowed pursuant to a $32,500, 8% note due June 3, 2015. The note is convertible at the note holder’s option at a variable conversion price of 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 800,000 shares of its common stock for conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full.

•
Borrowed $55,000 pursuant to a $110,000, 8% note due February 22, 2016. The note holder has the right but not the obligation to advance the remaining $55,000 balance of the note on or before October 22, 2014. The note is convertible at the note holder’s option at the lesser of $0.60 or a variable conversion prices of 60% multiplied by the lowest closing price for the common stock during the twenty trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 459,000 shares of its common stock for conversion pursuant to the terms of the note.

NOTE K– GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements during the period July 1, 2004 (date of inception) through July 31, 2014, the Company incurred loss of $44,816,254.  Of these losses, $558,948 was incurred in the three months ending July 31, 2014.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended April 30, 2014 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

	Quarter Ended
	July 31,	July 31,
	2014	2013

Revenues	$11,866	$21,011
Net (loss)	$(94,364)	$(10,620)

RESULTS OF CONTINUING OPERATIONS

Comparison of the Three Months Ended July 31, 2014 to the Three Months Ended July 31, 20132013

For the three months ended July 31, 2014 and 2013, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses

Revenues

Revenues totaled $132,807 during the three months ended July 31, 2014 as compared to $136,116 during the three months ended July 31, 2013.  This $3,309 (2.43%) decrease in revenues was due to decreases sales of history reports.

Costs and Expenses

Cost of goods sold increased 15.10% from  $37,577 to $43,250  in a decrease in our gross profit margin to 67% in the current quarter from 72% in the quarter ended July 31, 2013. General and administrative expenses were $564,809 during the three months ended July 31, 2014, compared to $470,986 during the three months ended July 31, 2013. The $93,823 (19.92%) increase was primarily due to increases in employee compensation and health insurance due to an increase in sales staff.

Net Loss from continuing operations

We incurred a net loss from continuing operations and before preferred dividends and non-controlling interest of $476,185 for our three months ended July 31, 2014 as compared to a net loss of $593,714 for the corresponding interim period in 2013, a $117,529 (19.80%) decrease.  The decrease in our net loss before preferred dividends for our three month interim period ended July 31, 2014 was attributable primarily to a $49,250 (65.24%) increase in amortization of debt discount, off-set by a $18,316 (18.68%) decrease in non-cash finance costs,  and a $261,027 (433.25%) decrease in the change in the non-cash charge for fair value of derivative liabilities, aided by the $8,982 (9.12%) decrease in gross profit.

Net loss from discontinued operations

Our net loss from discontinued operations for the quarter ended July 31, 2014 was $94,364, as compared to a net loss of $10,620  for the three months ended July 31, 2013, a $83,742 (788.52%) increase due to decreased revenues.

Our net loss attributable to common stockholders

We incurred non-cash preferred dividend expense of $191 and $39,334, respectively for our three month periods ended July 31, 2014 and 2013.

Our net loss attributable to common stockholders decreased to $588,948for our three month period ended July 31, 2014 as compared to a net loss of $634,004  for the corresponding period in 2013.  The $75,056  (11.84%) decrease in net loss attributable to common stockholders for our three month period ended July 31, 2014 was due primarily to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES OF CONTINUING OPERATIONS

As of July 31, 2014, we had a negative net worth of $4,683,343.  We generated a deficit in cash flow from operating activities of $455,922 for the three months ended July 31, 2014.  This deficit is primarily attributable to our net loss attributed to common stockholders of $558,948, partially offset by, other non-cash charges including: amortization of debt discount of $124,741, equity based compensation of $82,791, stock based finance cost of $11,014 and changes in the value of derivative liabilities of $200,779, and to changes in the balances of current assets and liabilities.  Accounts payable and accrued expenses increased by $193,413, receivables increased $98,606, and other assets decreased by $1,142.

We met our cash requirements during the three month period through net proceeds from the sale of common in the amount of $262,671 and net proceeds from convertible notes of $191,500.  We repaid $27,500 in notes.  Additionally, we have received limited revenues from our discontinued leasing and financing activities, and have received fees from our municipal lease program, as well as from our continuing operations. We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At July 31, 2014, we had 12 full time employees.  If we are able to fully implement our business plan, we anticipate our employment base may increase by at least 50% during the next twelve months.  As we continue to expand, we will incur additional cost for personnel.  This projected increase in personnel is dependent upon our obtaining sources of financing originating loans and leases and generating revenues there from.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

We continue seeking additional financing, which may be in the form of senior debt, subordinated debt or equity. There is no guarantee that we will be successful in raising the funds required to support our operations.  We estimate that we will need approximately $1,500,000 in addition to our normal operating cash flow to conduct operations at the current staffing level during the next twelve months. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

The effect of inflation on our revenue and operating results was not significant.  Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2014 and 2013 consolidated financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations.  If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock.  We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

On December 18, 2012, a suit was filed by the Company, as plaintiff, asserting claims against a former credit provider seeking substantial damages for the credit provider's alleged breaches of fiduciary duties it owed to the Company, among other causes of action the Company has alleged in a Complaint filed in the United States District Court for the Southern District of New York.  There can be no assurance that the Company will prevail on any of its claims in this action. This action is currently in the discovery phase.

ITEM 1A.  RISK FACTORS

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or which are currently deemed immaterial may also impair our business operations.  A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2014, filed August 13, 2014, and is incorporated herein by reference.

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

During the quarter ended July 31, 2014, the Company:

Borrowed a $50,000, 8% note due December 20, 2014. The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by the average of the three lowest trades in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 340,000 shares of its common stock for conversion pursuant to the terms of the note;

Borrowed a $42,500, 8% note due February 2, 2015, and a  $35,000, 8% note due April 27, 2015. The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 1,135,000 shares of its common stock for conversion pursuant to the terms of these notes and a prior note.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the notes are paid in full;

Borrowed $60,000, 8% convertible note, convertible at $0.495 per share which amount has been added to an existing note originally due April 30, 2014, but subsequently amended to such time as the law suit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated;

Issued to a note holder 51,400 shares of common stock upon the conversion of $27,500 of notes;

Issued 96,300 shares, valued at $68,490, pursuant to consulting agreements;

Issued 17,140 shares of common stock, valued at $9,983 pursuant to terms of notes payable;

Sold 884,181 shares of common stock to eleven accredited investors for $262,671, of which 162,906 shares remained to be issued at July 31, 2014;

Issued 22,500 shares of common stock in payment of $19,952 in accounts payable; and

Issued 31,740 shares of common stock valued at $14,301 to three employees in exchange for their outstanding stock purchase options.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: September 22, 2014	By: /s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: September 22, 2014	By: /s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer