Form 10-Q
period 2014-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2014-12-22
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number: 0-9483

SPARTA COMMERCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0298178
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

370 Lexington Ave., Suite 1806, New York, NY 10017
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

As of December 15, 2014, we had 26,893,212 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2014	April 30, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$9,558	$70,456
Accounts receivable	164,678	182,343
Property and equipment, net of accumulated depreciation and amortization of $201,160 and $199,367, respectively (NOTE B)	8,181	9,974
Goodwill	10,000	10,000
Other assets	50,887	60,992
Deposits	117,178	40,568
Total assets from continuing operations	360,481	374,333
Assets from discontinued operations (NOTE C)	49,233	90,024
Total assets	$409,714	$464,357

LIABILITIES AND DEFICIT

Liabilities:

Accounts payable and accrued expenses	$1,313,311	$1,259,368
Notes payable net of beneficial conversion feature of $366,434 and $296,384, respectively (NOTE D)	2,370,923	2,019,879
Loans payable-related parties (NOTE E)	385,853	385,853
Derivative liabilities	755,571	601,000
Total liabilities from continuing operations	4,825,660	4,266,100
Liabilities from discontinued operations (NOTE C)	97,465	130,420
Total liabilities	4,923,125	4,396,520

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 67 and 157 shares issued and outstanding, respectively	670	1,570
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 740,000,000 shares authorized, 24,397,250, and 20,987,353 shares issued and outstanding, respectively	24,397	20,987
Common stock to be issued, 407,050 and 283,777, respectively	407	284
Preferred stock B to be issued, 29 and 72.48 shares, respectively	29	72
Additional paid-in-capital	41,621,763	41,738,613
Subscriptions receivable	(903,309)	(2,118,309)
Accumulated deficit	(45,920,041)	(44,257,306)
Total deficiency in stockholders' equity	(5,163,583)	(4,601,588)
Noncontrolling interest	650,173	669,424
Total Deficit	(4,513,411)	(3,932,164)
Total Liabilities and Deficit	$409,714	$464,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended		Six Months Ended
	October 31		October 31
	2014	2013	2014	2013
Revenue
Information technology	$138,074	$118,047	$270,881	$254,164
Cost of goods sold	48,470	38,715	86,047	76,291
Gross profit	89,604	79,333	184,834	177,872

Operating expenses:
General and administrative	685,680	363,382	1,217,394	711,829
Depreciation and amortization	897	357	1,793	2,778
Total operating expenses	686,578	363,739	1,219,188	714,607

Loss from continuing operations	(596,974)	(284,406)	(1,034,353)	(536,735)

Other (income) expense:
Other income	(5,011)	(17,691)	(15,779)	(38,195)
Interest expense and financing cost, net	159,810	88,088	246,651	186,121
Amortization of debt discount	189,324	120,451	314,065	195,942
(Gain) loss in changes in fair value of derivative liability	203,825	(27,403)	(8,704)	26,720
Total other expense	547,948	163,444	536,233	370,587

Net loss from continuing operations	$(1,144,922)	$(447,850)	$(1,570,586)	$(907,322)

Net loss from discontinued operations	(16,653)	(267,992)	(111,017)	(278,613)

Net Loss	(1,161,575)	(715,843)	(1,681,603)	(1,185,934)

Net loss attributed to non-controlling interest	7,460	18,304	19,251	27,969

Preferred dividend	(191)	(39,764)	(382)	(79,097)

Net loss attributed to common stockholders	$(1,154,306)	$(737,302)	$(1,662,735)	$(1,237,064)

Basic and diluted loss per share	$(0.05)	$(0.03)	$(0.07)	$(0.06)

Basic and diluted loss per share attributed to common stockholders	$(0.05)	$(0.05)	$(0.07)	$(0.08)

Weighted average shares outstanding	21,906,215	15,823,610	22,275,630	15,994,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
FOR THE SIX MONTHS ENDED OCTOBER 31, 2014
(UNAUDITED)

	Series A		Series B		Series B
					Preferred Stock				Common Stock			Additional		Non-
	Preferred Stock		Preferred Stock		Shares to be issued		Common Stock		to be issued		Subscriptions	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance April 30, 2014	125	$12,500	157	$1,570	72	$-	20,987,353	$20,987	283,777	$284	$(2,118,309)	$41,738,613	$(44,257,306)	$669,424	$(3,932,164)
Correcting							345		(430)	(1)		15			14
Redemption of preferred B stock			(90)	(900)	(43)						1,215,000	(1,330,164)			(116,107)
Derivative liability reclassification												81,821			81,821
Sale of common stock							1,954,496	1,955	84,023	84		495,439			497,479
Shares issued for financing cost							156,644	157	(31,778)	(31)		60,493			60,619
Shares issued for conversion of notes, interest and accounts payable							1,026,523	1,026	11,458	11		371,490			372,527
Stock compensation							240,109	240	60,000	60		126,628			126,928
Employee stock & options expense & revaluation							31,780	32				77,428			77,460
Net loss													(1,662,735)	(19,251)	(1,681,986)
Balance October 31, 2014	125	$12,500	67	$670	29	$-	24,397,250	$24,397	407,050	$407	$(903,309)	$41,621,763	(45,920,041)	$650,173	$(4,513,410)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 AND 2013
(UNAUDITED)

	Six Months Ended
	October 31
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,662,735)	$(1,237,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments	-	(71)
Dividend on preferred stock	382	79,097
Loss allocable to non-controlling interest	(19,251)	(27,969)
Depreciation and amortization	1,793	2,778
Amortization of debt discount	314,065	195,942
Change in fair value of derivative liabilities	(8,704)	26,720
Shares issued for finance cost	60,619	26,872
Shares issued for interest payable	127,304	-
Equity based compensation	204,386	119,037
(Increase) decrease in operating assets:
Accounts receivable	(98,442)	(64,117)
Prepaid expenses and other assets	-	-
Restricted cash	-	-
Other assets	(66,505)	10,705
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	38,375	4,707
Net cash used in operating activities	(1,108,713)	(863,363)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	497,478	513,161
Net proceeds from convertible notes	485,000	460,263
Net payments on notes payable	(97,500)	(137,500)
Net proceeds from other notes	155,000	25,000
Net (payment of) loan proceeds from other related parties	-	(7,407)
Net cash provided by financing activities	1,039,978	853,517

Cash flows from discontinued operations:
Depreciation of assets of discontinued operations	10,902	-
Cash (used in) operating activities of discontinued operations	-	(9,197)
Cash provided by investing activities of discontinued operations	-	-
Cash (used in) financing activities of discontinued operations	(3,065)	-
Net Cash flow from discontinued operation	7,837	(9,197)

Net (decrease) in cash	$(60,898)	$(19,043)

Unrestricted cash and cash equivalents, beginning of period	$70,456	$38,213
Unrestricted cash and cash equivalents, end of period	$9,558	$19,170

Cash paid for:
Interest	$27,359	$10,807
Income taxes	$944	$3,664

Non-cash investing and financing activities: Note I.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2014 and for the three and six month periods ended October 31, 2014 and 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2014 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Specialty Reports, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Business

Sparta Commercial Services, Inc. ("Sparta" "we," "us," or the "Company") is a Nevada corporation. We are a technology company that develop and market mobile app tools, products and services. We also provide vehicle history reports and a municipal leasing program.

Our roots are in the Powersports industry and our original focus was providing consumer and municipal financing to the powersports, recreational vehicle, and automobile industries (see Discontinued Operations). Presently, through our subsidiary, Specialty Reports, Inc. (SRI), we offer Mobile App development, sales, marketing and support, and Vehicle History Reports.

We have expanded our mobile application (mobile app) marketing efforts beyond vehicle dealers to a variety of businesses including, but not limited to, restaurants, hotels, and grocery stores. We also private label our mobile app framework to enable other businesses to offer custom apps to their customers.

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

The results of operations for the three and six months ended October31, 2014 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2015.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014

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
OCTOBER 31, 2014

Cash Equivalents

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of ASC 740-10, "Accounting for Uncertainty in Income Taxes (“ASC 740-10”)." Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. As a result of implementing ASC 740-10, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740-10 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2014 or the three months or six months ended October 31, 2014.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income,” (“ASC 220-10”) establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At October 31, 2014 and April 30, 2014, the Company has no items of other comprehensive income.

Segment Information

The Company adopted ASC 280-10 “Disclosures about Segments of an Enterprise and Related Information,” “ASC 208-10”).  ASC 280-10 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in consolidated financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

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

Stock Based Compensation

The Company adopted ASC 718-10, “Compensation-Stock Compensation Overall” (“ASC 718-10”), which records compensation expense on a straight-line basis, generally over the explicit service period of three to five years.

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
OCTOBER 31, 2014

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the six months ended October 31, 2014 and 2013, the Company incurred advertising costs of $3,819 and $8,500, respectively. During the three months ended October 31, 2014 and 2013, the Company incurred advertising expenses of zero and $4,250, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.05 and $0.05 for the three months ended October 31, 2014 and 2013, respectively, and $0.07 and $0.08 for the six months ended October 31, 2014 and 2013, respectively. At October 31, 2014 and 2013, 8,789,459 and 5,586,766 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss attributed to common stockholders of $1,662,735 and $1,237,064 during the six months ended October 31, 2014 and October 31, 2013, respectively. The Company’s liabilities exceed its assets by $4,513,411 as of October 31, 2014.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE B – PROPERTY AND EQUIPMENT

Major classes of property and equipment at October 31, 2014 and April 30, 2014 consist of the followings:

	October 31, 2014	April 30, 2014
Computer equipment, software and furniture	$209,341	$209,341
Less: accumulated depreciation	(201,160)	(199,367)
Net property and equipment	$8,181	$9,974

Depreciation expense of continuing operations for property and equipment was $1,793 and $2,778, respectively for the six months ended October 31, 2014 and 2013 and $897 and $357, respectively for the three months ended October 31, 2014 and 2013.

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

	Six Months Ended
	October 31,	October 31,
	2014	2013

Revenues	$23,163	$58,997
Net (loss)	$(111,017)	$(278,613)

As the Company sold all of its portfolio of performing RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore there no portfolio performance measures were calculated for the six months ended October 31, 3014 or the year ending April 30, 2014.

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at October 31, 2014 and April 30, 2014:

	October 31,	April 30,
	2014	2014
Motorcycles and other vehicles	$33,518	$60,686
Less: accumulated depreciation	(3,525)	(3,986)
Motorcycles and other vehicles, net of accumulated depreciation	29,992	56,700
Less: estimated reserve for residual values	(957)	(1,030)
Motorcycles and other vehicles under operating leases, net	$29,036	$55,670

At April 30, 2014, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the six months ended October 31, 2014 was $10,902 and for the year ended April 30, 2014, it was $29,411. All of the assets are pledged as collateral for the note described in SECURED NOTES PAYABLE in this Note C.  These remaining leases are in a run-off mode.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014

INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At October 31, 2014 and at April 30, 2014, the Company had no repossessed vehicles which are held for resale.

RETAIL (RISC) LOAN RECEIVABLES

All of the Company’s RISC performing loan receivables were sold in August 2013.  As of October 31, 2014 and April 30, 2014, the Company had: RISC loans of $19,016 and $20,345, respectively, and deficiency receivables of $3,395 and $0, respectively. At October 31, 2014 and at April 30, 2014, the reserve for doubtful RISC loan receivables was $2,500 and $1,124, respectively.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore there no portfolio performance measures were calculated for the quarter or six months ending October 31, 2014 or the year ending April 30, 2014.

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

SECURED NOTES PAYABLE

	October 31,	April 30,
	2014	2014

Secured, subordinated individual lender (a)	$85,385	$117,508
Secured, subordinated individual lender (b)	12,080	12,912
Total	$97,465	$130,420

(a)
The Company had financed certain of its leases and RISCs through two third parties. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at October 31, 2014 is 15.29%.

(b)
On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of additional Purchase Portfolio documentation. As of October 31, 2014, no such documents have been received. Proceeds from the Purchased Portfolio started accruing to the Company beginning November 1, 2008. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 which was extended to May 1, 2014, and has granted the note holder a security interest in the Purchased Portfolio. On January 31, 2014, the holder converted $50,000 of the outstanding balance of the Note into 60,606 shares of the Company’s restricted common stock. The note, which had an outstanding balance of $12,080 at October 31, 2014, has been extended to August 31, 2015.

At October 31, 2014, the notes payable mature as follows:

Year ended October 31,	Amount
2015	$97,465
Total Due	$97,465

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE D – NOTES PAYABLE

Notes Payable	October 31, 2014	April 30, 2014
Notes convertible at holder’s option (a)	$2,167,358	$1,901,263
Notes with interest only convertible at Company’s option (b)	390,000	390,000
Non-convertible notes payable (c)	180,000	25,000
Subtotal	2,737,357	2,316,263
Less, Debt discount	(366,434)	(296,384)
Total	$2,370,923	$2,019,879

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
(ii)                            a $56,500, 6% note due June 30, 2015. The Company has recorded beneficial conversion discounts totaling $56,500 for the note. The discount is being fully amortized over the terms of the note.   The note is convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 1,356,993 shares of its common stock for conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full;
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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014

(vi)                           a $59,000, 5% convertible note due April 16, 2015. This lender has committed to lend up to $330,000 (three hundred thousand) in the form of a $165,000 note. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note. The second note has been amended to include a 3% closing fee on the amount of each sum advanced plus a 5% due diligence fee on the amount of each sum advanced. The combined fees shall be added to the sum advanced for all purposes under the Note, including when calculating the amount of the interest charge. The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. In fiscal 2014, the Company has recorded a $39,784 beneficial conversion discount for the note. The discount is being fully amortized over the initial term of the note;
(vii)                          a $13,720 outstanding balance of a  $27,500, 5% convertible note due October 21, 2014,  a $27,500, 5% convertible note due January 28, 2015 and a $27,500, 5% convertible note due April 29, 2015. This lender has committed to lend up to $165,000. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date of each note is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price for the notes is the lesser of $0.60 or 70% of the lowest closing price during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing price during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. In fiscal 2014, the Company has recorded a $49,085 beneficial conversion discount for the notes. The discounts are being fully amortized over the terms of the notes; $500 outstanding balance on a $13,900, and 10% convertible note due June 1, 2014. The Conversion Price for this note is the lesser of $0.50 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $15,000, and the conversion price shall be redefined to equal the lesser of (a) $0.005 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company). In fiscal 2014, the Company has recorded an $11,158 beneficial conversion discount for the note. The discount is being fully amortized over the term of the note; and $625 outstanding balance on a $60,000, 12% convertible note due March 20, 2015. The Conversion Price for this note is 65% of the lowest closing price during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $15,000, and the conversion price shall be redefined to equal the lesser of (a) $0.005 or (b) 50% of the lowest closing price during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company). In fiscal 2014, the Company has recorded a $32,309 beneficial conversion discount for the note. The discount is being fully amortized over the term of the note;
(viii)                         a $55,000 8% convertible note due February 25, 2015 and a $55,000 convertible note due April 27, 2015. Both notes are convertible at a 40% discount from the lowest closing price for the twenty trading days prior to conversion. The Company has recorded a $99,161 beneficial conversion discount for the two notes. The discount is being fully amortized over the initial term of the notes. The Company had reserved up to 918,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the note is not paid when due, the interest rate is increased to fifteen percent until the notes are paid in full;

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014

(ix)                           a $42,500, 8% note due February 2, 2015, $37,500, 8% note due April 27, 2015, a$32,500, 8% note due June 3, 2015 and a $33,000, 8% note due July 14, 2015. The Company has recorded a beneficial conversion discount of $114,215 for the notes. The discount is being fully amortized over the term of the notes.   The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 2,900,000 shares of its common stock for conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full;
(x)                             a $20,000 outstanding balance of a $40,000, 6% note due April 3, 2015. In fiscal 2014, the Company has recorded a beneficial conversion discount of $20,085 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at the lesser of $1.20 or a variable conversion of 65% multiplied by the lowest VWAP in the five trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 310,000 shares of its common stock for conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full; and
(xi)                            a $44,770, 5% note due April 15, 2016. In fiscal 2014, the Company has recorded a beneficial conversion discount of $35,816 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at the rate of 1.5 shares of common stock for each dollar converted.  In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full; and
(xii)                           a $50,000, 8% note due December 20, 2014. The Company has recorded a beneficial conversion discount of $36,207 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by the average of three lowest trades in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 340,000 shares of its common stock for conversion pursuant to the terms of the note, and a $55,000, 12% note due February 19, 2015. The Company has recorded a beneficial conversion discount of $48,015 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by the average of the three lowest trades in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 325,000 shares of its common stock for conversion pursuant to the terms of the note.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014

(c) Non-convertible notes consist of:
     (i)                            a $25,000 note due May 31, 2015 which bears no interest. Pursuant to the terms of this note, the Company is required to issue to the note holder 1,000 shares of its common stock for each month or portion thereof that the note remains unpaid;
     (ii)                           a $75,000, 20% note due March 18, 2015. The note is secured by 640,197 shares of the Company’s restricted common stock. The Company issued this Noteholder 106,700 shares of restricted common stock as inducement for the loan; and
 (iii)                          two $20,000, 8% notes due January 5, 2015. The notes are secured by a $37,401 security deposit. In case of default the interest rate is increased to eighteen percent and the Company shall issue each noteholder 10,000 shares of its restricted common stock for every ten day period the notes remain unpaid.
(iv)                           a $40,000, 8% note due December 31, 2014. The Company agreed to issue 10,000 shares of restricted common stock as an inducement for the loan.

Amortization of Beneficial Conversion Feature for the six months ended October 31, 2014 and 2013 was $314,065 and $195,942, respectively and for the fiscal year ended April 30, 2014 was $417,291.

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

Derivative liabilities related to notes payable increased by a net of $221,450 during the six months ended October 31, 2014 to $583,800.  $81,821 of this amount was charged to additional-paid-in-capital upon payoff or full conversion of notes payable. Derivative liabilities related to outstanding warrants decreased by a net of $66,878 during the six months ended October 31, 2014 to $171,771.

The change in fair value of the derivative liabilities of warrants outstanding at October 31, 2014 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.15%		to	1.02%
Expected stock price volatility					140%
Expected dividend payout					0
Expected options life in years	Ranging from	.15	year	to	3.17	years

The change in fair value of the derivative liabilities of convertible notes outstanding at October 31, 2014 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.039%		to	0.074%
Expected stock price volatility					140%
Expected dividend payout					0
Expected options life in years	Ranging from	.22	year	to	.9	year

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014

The value of the derivative liability was re-assessed as of October 31, 2014 resulting in a gain to the consolidated statement of operations of $8,704 for the six months ended October31, 2014 and a loss to the consolidated statement of operations of $203,825 for the three months ended October 31, 2014.

October 31, 2014
Opening balance, April 30, 2014	$601,000
Derivative liability reclassified to additional paid in capital	(81,821)
Derivative financial liability arising on the issue of convertible notes	465,047
Fair value adjustments	(228,655)
Closing balance	$755,571

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2014 and April 30, 2014, aggregated loans payable, without demand and with no interest, to officers and directors were $385,853 and $385,853, respectively.

NOTE F – EQUITY TRANSACTIONS

On May 18, 2013, the Company’s Board of Directors declared effective a one for seventy-five reverse common stock split. All per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively adjusted to the earliest period presented for the effect of this reverse stock split.

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 740,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 shares of Series A preferred stock issued and outstanding as of October 31, 2014 and April 30, 2014.  The Company had 67 and 157 shares of Series B preferred stock issued and outstanding as of October 31, 2014 and April 30, 2014 respectively.  The Company had nil shares of Series C preferred stock issued and outstanding as of October 31, 2014 and April 30, 2014.  The Company has 24,397,250 and 20,987,353 shares of common stock issued and outstanding as of October 31, 2014 and April 30, 2014, respectively.

Preferred Stock, Series A

During the six months ended October 31, 2014, there were no transactions in Series A Preferred, however, at October 31, 2014, there were $7,186 of accrued dividends payable on the Series A Preferred, compared to the accrual of $6,803 at April 30, 2014.  At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock, Series B

During the six months ended October 31, 2014, pursuant to the terms of the Series B Preferred Stock, the Company redeemed 90 shares of Series B Preferred Stock and 43.11 shares of to be issued Series B Preferred Stock by exchanging the shares for $1,215,000 of note subscription receivables and $116,107 of interest receivable thereon. Subsequent to this redemption there were 67 shares of Series B Preferred Stock outstanding and there were 29.37 shares of Series B Preferred Stock payable.

Preferred Stock Series C

There were no shares of Series C Preferred Stock issued and outstanding at October 31, 2014 and at April 30, 2014.

Common Stock

During the six months ended October 31, 2014, the Company expensed $204,388 for non-cash charges related to stock and option compensation expense.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014

During the six months ended October 31, 2014, the Company:

●
sold 2,038,519 shares of common stock to eighteen accredited investors for $497,479, of which 185,900 shares remained to be issued at October 31, 2014 and 101,877 shares were classified as to be issued at April 30, 2014,

●
issued 888,365 shares of common stock upon the conversion of convertible notes and accrued interest in the amount of $325,463, of which 122,451 shares were classified as to be issued at April 30, 2014 and 153,910 shares remained to be issued at October 31, 2014,

●
issued 207,787 shares of common stock valued at $60,619 pursuant to terms of various notes of which 60,000 shares remained to be issued at October 31, 2014, and issued 16,666 shares were classified as to be issued at April 30, 2014.,

●	issued 240,109 shares of common stock valued at $126,928 pursuant to consulting agreements,
●	issued 138,160 shares of common stock in payment of $47,064 in accounts payable of which 20,000 shares were classified as to be issued at April 30, 2014, and
●	issued 31,780 shares of common stock valued at $14,269 to three employees in exchange for their outstanding stock purchase options.

NOTE G – NONCONTROLLING INTEREST

For the six months ended October 31, 2014, the non-controlling interest is summarized as follows:

Amount
Balance at April 30, 2014	$669,424
Noncontrolling interest’s share of losses	(19,251)
Balance at October 31, 2014	$650,173

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

The table below summarizes the fair values of financial liabilities as of October 31, 2014:

		Fair Value Measurement Using
	Fair Value at October 31, 2014	Level 1	Level 2	Level 3
Derivative liabilities	$755,571	-	-	$755,571

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014

Changes in Derivative liability during the six months ended October 31, 2014 were:

		Increased	Decrease
	April 30,	During	in Fair	October 31,
	2014	Period	Value	2014

Derivative liability	$601,000	$465,047	$310,476	$755,571
Total	$601,000	$465,047	$310,476	$755,571

NOTE I – NON-CASH FINANCIAL INFORMATION

During the six months ended October 31, 2014, the Company:

●
issued 888,365 shares of common stock upon the conversion of  convertible notes and accrued interest in the amount of $325,463, of which 122,451 shares were classified as to be issued at April 30, 2014 and 153,910 shares remained to be issued at October 31, 2014,

●
issued 156,644 shares of common stock valued at $60,619 pursuant to terms of various notes of which 16,666 were classified as to be issued at April 30, 2014 and 60,000 shares remained to be issued at October 31, 2014, and

●	issued 138,160 shares of common stock in payment of $47,064 in accounts payable of which 20,000 shares were classified as to be issued at April 30, 2014.

NOTE J – SUBSEQUENT EVENTS

During November and through December 19, 2014, the Company:

Issued 605,179 shares of common stock upon the conversion of $76,020 of notes and accrued interest thereon.

·	Sold 1,193,288 shares of common stock to four accredited investors for $123,400.

·	Issued 123,813 shares valued at $20,567 pursuant to the terms of notes.

·	Issued 362,000 shares of common stock valued at $109,990 to a consultant.

·	Issued 211,682 shares listed as to be issued at October 31, 2014.

·
Borrowed pursuant to a $55,125, 8% note due December 12, 2015.  The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the average of the three closing prices in the fifteen trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate. This lender has committed to lend the Company an additional $52,500 under the same terms on or before August 9, 2015 so long as the Company continues to meet the current information requirements under Rule 144 of the Securities Act of 1933, as amended.

·
Borrowed pursuant to a $33,000, 8% note due August 19, 2015. The note is convertible at the note holder’s option at a variable conversion price of 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).

·
Borrowed $55,000 pursuant to a $220,000, 10% note due November 24, 2015. The note holder has the right but not the obligation, subject to the Company’s agreement, to advance the remaining $165,000 balance of the note on or before the due date. The note is convertible at the note holder’s option at a variable conversion prices of 58% multiplied by the lowest closing price for the common stock during the five trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).

Borrowed $65,000 pursuant to a $100,000, 8% secured note due July 31, 2016, and re-classed $35,000 of existing debt due this note holder into this note. The Company issued this note holder 100,000 shares of common stock as inducement for this loan. The note is secured by a $76,610 security deposit.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE K– GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements during the period July 1, 2004 (date of inception) through October 31, 2014, the Company incurred loss of $45,920,041.  Of these losses, $1,662,735 was incurred in the six months ending October 31, 2014.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 31, 2014 to the Three Months Ended October 31, 2013

For the three months ended October 31, 2014 and 2013, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

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

	Quarter Ended
	October 31,	October 31,
	2014	2013

Revenues	$11,297	$37,986
Net (loss)	$(16,653)	$(267,992)

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues totaled $138,074during the three months ended October 31, 2014 as compared to $118,047 during the three months ended October 31, 2013. This $20,026 or 16.9% increase was due to increased sales of mobile apps.

Costs and Expenses

General and administrative expenses were $685,680 during the three months ended October 31, 2014, compared to $363,382  during the three months ended October 31, 2013, an increase of $322,298 or 88.7% primarily due to run down of discontinued operations and reallocation of the majority of these expenses to continuing operations. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs,$302,538; General and administrative expenses of $63,633; Accounting, audit and professional fees, $32,920; Consulting fees, $69,488; Rent, utilities and telecommunication expenses $67,571; Travel and entertainment, $10,912;  stock and option based compensation, $121,529; advertising, marketing and web expenses, $12,801; and taxes, $4,288. Expenses incurred during the comparative three month period in 2013 consisted primarily of the following expenses: Compensation and related costs, $150,076; Accounting, audit and professional fees, $29,565; Consulting fees, $81,284; Rent, utilities and telecommunication expenses $32,387; Travel and entertainment, $12,995; stock and option based compensation, $37,017; advertising, marketing and web expenses , $11,060 and taxes, $3,125.

Net Loss

We incurred a net loss from continuing operations, before preferred dividends and non-controlling interest of $1,144,922 for the three months ended October 31, 2014 as compared to $447,850 for the corresponding interim period in 2013, a $697,071 or 155.6% increase. This increase was attributable primarily to: a $12,680, 71.7% decline in other income; a $332,839 or 88.8% increase in general and administrative expenses as described above; a $231,299 or 844% change of fair value of derivative liabilities; a $71,721 or 81.42% increase in interest expense and financing costs, net; and a $68,873 or 57.2% increase in the amortization of debt discount. Our net loss attributable to common stockholders increased to $1,154,306 for the three month period ended October 31, 2014 as compared to $737,302 for the corresponding period in 2013. The $417,004 or 56.6% increase in net loss attributable to common stockholders for the three month period ended October 31, 2014 was due primarily to the factors described above and a $251,339 or 93.8% decrease in the net loss from discontinued operations.

Comparison of the Six Months Ended October 31, 2014 to the Six Months Ended October 31, 2013

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

	Six Months Ended
	October 31,	October 31,
	2014	2013

Revenues	$23,163	$58,997
Net (loss)	$(111,017)	$(278,613)

For the six months ended October 31, 2014 and 2013, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues totaled $270,881during the six months ended October 31, 2014 as compared to $254,164 during the six months ended October 31, 2013.  This $16,717 or 6.6% increase was due to increased sales of mobile apps.

Costs and Expenses

General and administrative expenses were $1,217,394 during the six months ended October 31, 2014, compared to $711,829  during the six months ended October 31, 2013, an increase of $505,565, or 71.0% primarily due to run down of discontinued operations and reallocation of the majority of these expenses to continuing operations. Expenses incurred during the current six month period consisted primarily of the following expenses: Compensation and related costs, $552,114; Accounting, audit and professional fees, $104,382; Consulting fees, $104,180; Rent, utilities and telecommunication expenses $99,074; Travel and entertainment, $9,823;  stock and option based compensation, $165,316, advertising, marketing and web expenses, $26,212, and taxes, $7,030. Expenses incurred during the comparative six month period in 2013 consisted primarily of the following expenses:  Compensation and related costs, $303,437; Accounting, audit and professional fees, $59,777; Consulting fees, $82,174; Rent, utilities and telecommunication expenses $65,482; Travel and entertainment, $13,137; stock and option based compensation, $119,037; advertising, marketing and web expenses, $23,363, and taxes, $6,318. For the six months ended October 31, 2014 and October 31, 2013, we incurred non-cash charges of $68,051 and $196,447, respectively related to shares of common stock and warrants issued for financing cost. For the six months ended October 31, 2014 and October 31, 2013, we incurred a non- cash charge of $26,720 and a non-cash credit of $113,106, respectively related to the change in fair value of derivative liabilities. Amortization of debt discount for the six months ended October 31, 2014 was $195,942 compared to $377,296 for the six months ended October 31, 2013.

Net Loss

We incurred a net loss from continuing operations before preferred dividends and non-controlling interest of $1,570,586for our six months ended October 31, 2014 as compared to $907,321 for the corresponding interim period in 2013. The $663,265 or 73.1.3% increase in our net loss from continuing operations before preferred dividends and non-controlling interest for our six month interim period ended October 31, 2014 was attributable primarily to the: $16,717 or 6.6% increase in revenues; $22,416, 58.7% decline in other income; the $504,581, 70.6% increase in operating expenses;  the $60,530, 32.5% increase in interest expense and financing costs, net; the $118,123, 60.3% increase in amortization of debt discount; and a $35,423, 132.6% decrease in the loss due to change in fair value of derivative liability. We also incurred non-cash preferred dividend expense of $382 and $79,527, respectively for our six month periods ended October 31, 2014 and 2013. Additionally, the net loss attributed to non-controlling interest decreased $8,718, 31.2% to $19,251 in the current six months from $27,969 in the six months ended October 31, 2013.

Our net loss attributable to common stockholders increased to $1,662,735 for our six month period ended October 31, 2014 as compared to $1,237,064 for the corresponding period in 2013. The $425,671, 34.4% increase in net loss attributable to common stockholders for our six month period ended October 31, 2014 was due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2014, we had a deficit net worth of $4,513,411. We generated a deficit in cash flow from operations of $1,108,714 the six months ended October 31, 2014. This deficit is primarily attributable to our net loss from operations of $1,662,735 which included: $314,065 for amortization of debt discount; depreciation of $1,793; the value of shares issued for compensation of $204,386; shares issued for finance of $60,619; shares issued for interest and accounts payable of $127,304; and preferred dividends of $382;  all off-set by the $19,251 loss allocable to non-controlling interest, an $98,442 increase in accounts receivable;  and an increase of $66,505 in other assets, primarily deposits.

We met our cash requirements during the six month period as follows: through revenues generated:  net proceeds of notes and convertible notes payable of $640,000; net proceeds from the sale of common equity in the amount of $497,478. We made net payments on notes payable in the amount of $97,500.

Net cash provided by discontinued operations was $7,837.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At October 31, 2014, we had 13 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

We continue seeking additional financing, which may be in the form of senior debt, subordinated debt or equity. We currently have no commitments for financing that aren’t at the investor’s election. There is no guarantee that we will be successful in raising the funds required to support our operations.

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

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2014 and 2013 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

During the three months ended October 31, 2014 the Company:

Borrowed a $56,500, 6% note due June 30, 2015. The note is convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 1,356,993 shares of its common stock for conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full.

Borrowed a $55,000 8% convertible note due February 25, 2015 and a $55,000 convertible note due April 27, 2015. The note is convertible at a 40% discount from the lowest closing price for the twenty trading days prior to conversion.  The Company has reserved up to 918,000 shares of its common stock for conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to fifteen percent until the note is paid in full;

Borrowed a$32,500, 8% note due June 3, 2015 and a $33,000, 8% note due July 14, 2015. The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 1,765,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the notes are paid in full.

Borrowed   a $55,000, 12% note due February 19, 2015.   The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by the average of the three lowest trades in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 325,000 shares of its common stock for conversion pursuant to the terms of the note.

Issued 1,043,393 shares of common stock upon the conversion of $279,133 of notes, accrued interest thereon and accounts payable, of which, 153,910 shares remained to be issued at October 31, 2014.

Issued 143,809 shares, valued at $58,370, pursuant to consulting agreements.

Issued 196,838 shares of common stock, valued at $49,605 pursuant to terms of notes payable, of which 60,000 shares remained to be issued at October 31, 2014.

Sold 1,256,215 shares of common stock to fourteen accredited investors for $234,808, of which 185,900 shares remained to be issued at October 31, 2014.

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

12**	2014 Equity Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith ** Incorporated by reference to the registration statement on Form S-8 filed by the registrant with the Commission on November 3, 2014

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

Date: December 22, 2014	By: /s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: December 22, 2014	By: /s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer