Form 10-Q
period 2015-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2015-03-23
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number: 0-9483

SPARTA COMMERCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0298178
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

370 Lexington Avenue, Suite 1806, New York, NY 10017
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

As of March 19, 2015, we had 33,891,110 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2015

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2015	April 30, 2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,182	$70,456
Accounts receivable	121,827	182,343
Other current assets	9,703	51,364
Total Current Assets	138,712	304,163
Property and equipment, net of accumulated depreciation and amortization of $202,057 and $199,367, respectively (NOTE B)	7,284	9,975
Goodwill	10,000	10,000
Other assets	9,628	9,628
Deposits	79,777	40,568
Total Long Term Assets	106,689	70,171
Total Assets from continuing operations	245,400	374,333
Assets from discontinued operations (NOTE C)	52,644	90,024
Total assets	$298,045	$464,357

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,373,794	$1,259,368
Current portion Notes payable	833,865	506,511
Total Current Liabilities	2,207,659	1,765,879
Notes payable net of beneficial conversion feature of $688,031 and $296,384, respectively (NOTE D)	1,603,368	1,513,368
Loans payable-related parties (NOTE E)	385,853	385,853
Derivative liabilities	1,217,287	601,000
Total Long Term Liabilities	3,206,508	2,500,221
Total Liabilities from continuing operations	5,414,166	4,266,100
Liabilities from discontinued operations (NOTE C)	85,302	130,420
Total liabilities	5,499,469	4,396,520

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 157 shares issued and outstanding, respectively	-	1,570
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 28,640,141 and 20,987,353 shares issued and outstanding, respectively	28,640	20,987
Common stock to be issued, 751,980 and 283,777, respectively	752	284
Preferred stock B to be issued, 0 and 72.48 shares, respectively	-	72
Additional paid-in-capital	41,423,693	41,738,613
Subscriptions receivable	-	(2,118,309)
Accumulated deficit	(47,326,498)	(44,257,306)
Total deficiency in stockholders' equity	(5,860,913)	(4,601,588)
Noncontrolling interest	659,489	669,424
Total Deficit	(5,201,424)	(3,932,164)
Total Liabilities and Deficit	$298,045	$464,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2015	2014	2015	2014
Revenue
Information technology	$164,419	$99,023	$435,300	$353,187
Cost of goods sold	49,461	37,390	135,507	113,682
Gross profit	114,958	61,633	299,792	239,505

Operating expenses:
General and administrative	949,993	432,317	2,172,942	1,241,457
Depreciation and amortization	897	897	2,690	3,675
Total operating expenses	950,890	433,214	2,175,632	1,245,132

Loss from continuing operations	(835,932)	(371,581)	(1,875,840)	(1,005,627)

Other (income) expense:
Other income	(1,205)	(21,575)	(16,984)	(59,770)
Interest expense and financing cost, net	126,385	63,117	312,417	159,249
Non-cash financing costs	33,523	14,769	94,141	26,872
Amortization of debt discount	240,503	99,871	554,568	295,813
(Gain) loss in changes in fair value of derivative liability	56,287	87,638	47,583	104,483
Total other expense	455,493	243,819	991,725	526,646

Net loss from continuing operations	$(1,291,425)	$(615,401)	$(2,867,565)	$(1,532,273)

Net loss from discontinued operations	(98,017)	(98,194)	(210,988)	(376,807)

Net Loss	(1,389,442)	(713,595)	(3,078,553)	(1,909,080)

Net loss (gain) attributed to non-controlling interest	(9,316)	21,458	9,935	43,260

Preferred dividend	(191)	(39,764)	(573)	(118,861)

Net loss attributed to common stockholders	$(1,398,950)	$(731,901)	$(3,069,192)	$(1,984,681)

Basic and diluted loss per share	$(0.06)	$(0.04)	$(0.12)	$(0.10)

Basic and diluted loss per share attributed to common stockholders	$(0.06)	$(0.05)	$(0.13)	$(0.12)

Weighted average shares outstanding	22,669,672	15,823,610	23,746,293	15,994,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2015
UNAUDITED

	Preferred Stock		Preferred Stock					Common Stock
	Series A Preferred Stock		Series B Preferred Stock			Common Stock		to be issued
	Shares	Amount	Shares	Amount	Shares to be issued	Shares	Amount	Shares	Amount	Subscriptions Receivable	Additional Paid in Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance April 30, 2014	125	$12,500	157	$1,570	72	20,987,353	$20,987	283,777	$284	$(2,118,309)	$41,738,613	$(44,257,306)	$669,424	$(3,932,165)
Correcting						345		(430)	(1)		15			15
Redemption of preferred B stock			(157)	(1,570)	(72)					2,118,309	(2,309,678)			(193,011)
Derivative liability reclassification											151,127			151,127
Sale of common stock						3,917,026	3,918	351,269	351		721,623			725,892
Shares issued for financing cost						367,340	368	(24,809)	(24)		93,798			94,141
Shares issued for conversion of notes, interest and accounts payable						2,524,788	2,524	82,143	82		646,721			649,327
Stock compensation						811,509	812	60,000	60		304,045			304,917
Employee stock & options expense						31,780	32				77,428			77,460
Net loss												(3,069,192)	(9,935)	(3,079,127)
Balance January 31, 2015	125	$12,500	-	$-	-	28,640,141	$28,640	751,950	$753	$-	$41,423,691	$(47,326,498)	$659,489	$(5,201,424)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 AND 2014
(UNAUDITED)

	Nine Months Ended
	January 31
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,069,192)	$(1,984,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment for reverse split	14	(72)
Dividend on preferred stock	573	118,288
Loss allocable to non-controlling interest	(9,935)	(43,260)
Depreciation and amortization	2,690	3,675
Amortization of debt discount	554,568	295,813
Change in fair value of derivative liabilities	47,583	104,483
Shares issued for finance cost	94,142	51,641
Equity based compensation	382,377	206,511
(Increase) decrease in operating assets:
Accounts receivable	60,516	(132,724)
Other assets	2,452	9,140
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	152,659	26,640
Net cash used in operating activities	(1,781,553)	(1,344,546)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	725,892	938,400
Net proceeds from convertible notes	1,177,625	621,163
Net payments on notes payable	(177,500)	(144,500)
Net payment of other notes	-	(30,000)
Net payment of other related parties	-	(7,407)
Net cash provided by financing activities	1,726,017	1,377,656

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	(7,738)	(14,937)
Net Cash flow from discontinued operation	(7,738)	(14,937)

Net (decrease) increase in cash	$(63,274)	$18,173

Unrestricted cash and cash equivalents, beginning of period	$70,456	$38,213
Unrestricted cash and cash equivalents, end of period	$7,182	$56,386

Cash paid for:
Interest	$2,405	$16,124
Income taxes	$944	$5,064

Non cash investing and financing activities (Note I)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2015 and for the three and nine month periods ended January 31, 2015 and 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2014 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

Business

Sparta Commercial Services, Inc. ("Sparta" "we," "us," or the "Company") is a Nevada corporation. We are a technology company that develops and markets mobile app tools, products and services. We also provide vehicle history reports and a municipal leasing program.

Our roots are in the Powersports industry and our original focus was providing consumer and municipal financing to the powersports, recreational vehicle, and automobile industries (see Discontinued Operations). Presently, through our subsidiary, Specialty Reports, Inc. (“SRI”), we offer Mobile App development, sales, marketing and support, and Vehicle History Reports.

We have expanded our mobile application (mobile app) marketing efforts beyond vehicle dealers to a variety of businesses including, but not limited to, race track, restaurants, and grocery stores. We also private label our mobile app framework to enable other businesses to offer custom apps to their customers.

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

The results of operations for the nine months ended January 31, 2015 are not necessarily indicative of the results to be expected for the full year ending April 30, 2015.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of ASC 740-10, "Accounting for Income Taxes"(“ASC 740-10”).  Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

ASC 740-10, “Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2014 or the three months or nine months ended January 31, 2015.

Fair Value Measurements

The Company adopted ASC 820,” Fair Value Measurements” (“ASC 820”).  ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets the lowest priority to unobservable inputs to fair value measurements of certain assets and Liabilities.  The three levels of the fair value hierarchy under ASC 820 are described below:

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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income," (“ASC 220-10”) establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  At January 31, 2015 and April 30, 2014, the Company has no items of other comprehensive income.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015

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

Stock Based Compensation

The Company adopted ASC 718-10, “Stock Compensation”, (“ASC 718-10”), which records compensation expense on a straight-line basis, generally over the explicit service period of three to five years.

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the three months ended January 31, 2015 and 2014, the Company incurred zero and $26,650 in advertising costs, respectively. During the nine months ended January 31, 2015 and 2014, the Company incurred $3,919 and $41,000 in advertising costs, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.06 and $0.05 for the three months ended January 31, 2015 and 2014, respectively, and $0.13 and $0.12 for the nine months ended January 31, 2015 and 2014, respectively.  At January 31, 2015 and 2014, 1,925,853 and 5,759,888 common equivalent shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss of $3,069,192 and $1,984,681 during the nine months ended January 31, 2015, and 2014, respectively and $3,265,648 for the year end April 30, 2014.  The Company had a negative net worth of $5,201,424 at January 31, 2015.

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

NOTE B – PROPERTY AND EQUIPMENT

Major classes of property and equipment at January 31, 2015 and April 30, 2014 consist of the followings:

	January 31, 2015	April 30, 2014
Computer equipment, software and furniture	$209,341	$209,342
Less: accumulated depreciation	(202,057)	(199,367)
Net property and equipment	$7,284	$9,975

Depreciation expense of continuing operations for property and equipment was $2,690 and $3,675, respectively for the nine months ended January 31, 2015 and 2014 and $897 and $897, respectively for the three months ended January 31, 2015 and 2014.

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
JANUARY 31, 2015

The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. The following table presents summarized operating results for those discontinued operations.

	Nine Months Ended
	January 31,	January 31,
	2015	2014

Revenues	$32,394	$78,447
Net (loss)	$(210,988)	$(376,807)

As the Company sold its entire portfolio of performing RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore there no portfolio performance measures were calculated for the nine months ended January 31, 3015 or the year ending April 30, 2014.

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at January 31, 2015 and April 30, 2014:

	January 31,	April 30,
	2015	2014
Motorcycles and other vehicles	$33,518	$60,686
Less: accumulated depreciation	(9,145)	(5,017)
Motorcycles and other vehicles, net of accumulated depreciation	24,373	55,669
Less: estimated reserve for residual values	(2,437)	(4,252)
Motorcycles and other vehicles under operating leases, net	$21,936	$51,417

At April 30, 2014, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the nine months ended January 31, 2015 was $15,565 and for the year ended April 30, 2014 it was $29,411. All of the assets are pledged as collateral for the note described in SECURED NOTES PAYABLE in this Note C.  These remaining leases are in a run-off mode.

INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At January 31, 2015 and at April 30, 2014, the Company had no repossessed vehicles which are held for resale.

RETAIL (RISC) LOAN RECEIVABLES

All of the Company’s RISC performing loan receivables were sold in August 2012.  As of January 31, 2015 and April 30, 2014, the Company had: RISC loans net of loss reserves of $17,372 and $19,221, respectively, and deficiency receivables of $3,132 and $0, respectively. At January 31, 2015 and at April 30, 2014, the reserve for doubtful RISC loan receivables was $1,644 and $1,124, respectively.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore there no portfolio performance measures were calculated for the three or nine months ending January 31, 2015 or the year ending April 30, 2014.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

SECURED NOTES PAYABLE

	January 31,	April 30,
	2015	2014

Secured, subordinated individual lender (a)	$72,018	$117,508
Secured, subordinated individual lender (b)	12,080	12,912
Total	$85,302	$130,420

(a)
The Company had financed certain of its leases and RISCs through two third parties. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at January 31, 2015 is 15.29%.

(b)
On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of additional Purchase Portfolio documentation. As of October 31, 2014, no such documents have been received. Proceeds from the Purchased Portfolio started accruing to the Company beginning November 1, 2008. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 which was extended to May 1, 2014, and has granted the note holder a security interest in the Purchased Portfolio. On January 31, 2011, the holder converted $50,000 of the outstanding balance of the Senior Secured Note into 60,606 shares of the Company’s restricted common stock. The Senior Secured Note, which had an outstanding balance of $12,080 at January 31, 2015, has been extended to May 1, 2015.

At January 31, 2015, the notes payable mature as follows:

Year ended January 31,	Amount
2016	$85,302
Total Due	$85,302

NOTE D – NOTES PAYABLE

Notes Payable	January 31, 2015	April 30, 2014
Notes convertible at holder’s option (a)	$2,600,263	$1,901,263
Notes with interest only convertible at Company’s option (b)	285,000	390,000
Non-convertible notes payable (c)	240,000	25,000
Subtotal	3,125,263	2,316,263
Less, Debt discount	(688,031)	(296,384)
Total	$2,437,232	$2,019,879

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015

(a)  Notes convertible at holder’s option consists of:
     (i)                            a $1,293,368, 8% note originally due April 30, 2014, but subsequently amended to such time as the law suit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated, convertible at the holder’s option at $0.495 per share. The Company had recorded a $663,403 beneficial conversion discount for this note which was fully amortized during fiscal 2014;
 (ii)                           (a) a $56,500, 6% note due June 30, 2015, and (b) a $40,000 note due December 23, 2015 The Company has recorded beneficial conversion discounts totaling $85,465 for the notes. The discounts are being fully amortized over the term of the notes.   The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 4,753,694 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to eighteen percent until the note is paid in full;
 (iii)                          (a) a $25,000, 12% convertible note due May 27, 2014 (the “Debenture”). The Debenture is convertible at $0.59 per share. If the Company has not redeemed the outstanding principal and accrued interest of this Debenture in cash by the Maturity Date and the original Debenture between the Holder and the Company dated September 19, 2007 is no longer outstanding for every 30 day period past the Maturity Date of which the principal balance an any accrued interest of this Debenture remain outstanding, the Company shall issue the Holder the greater of (i) 1,333 shares of the Company’s restricted common stock or (ii) the number of shares of the Company’s restricted common stock equal to $2,000 determined on the basis of the volume weighted average closing price “VWACP” of the Company’s common stock for the five consecutive trading days immediately prior to the 19th of each month (for a day to be included in the calculation, there must have been at least 100 shares traded on that day). As long as the Company remains current on the payment of the shares under Paragraph 12 of the Debenture, the Debenture shall be considered past due but not in default. The Company issued the holder 5,000 shares of its restricted common stock as inducement for the loan, and (b) a $50,000, 12% note, due March 20, 2015, convertible at the holder’s option at $0.59 per share), the Company issued the holder 10,000 shares of its restricted common stock as inducement for the loan. In fiscal 2012, the Company has recorded a $50,000 beneficial conversion discount for this note. The discount is being fully amortized over the term of the note;
 (iv)                           seven notes aggregating $118,250, all due August 15, 2015 with interest ranging from 15% to 20%, with accrued interest compounding monthly at 8%. On one $25,000 note which had been past due, the Company is paying 667 monthly penalty shares until the note is paid in full. All of the notes are convertible at the holder’s option at $0.25 per share. In fiscal 2012, the Company has recorded a $5,340 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes;
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
     (vi)                          a $59,000, 5% convertible note due December 16, 2015. This is the final tranche of a $165,000 note. The conversion price is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $29,333 beneficial conversion discount for the note. The discount is being fully amortized over the initial term of the note;

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015

 (vii)                         (a) a $27,500, 5% convertible note due January 28, 2015, (b) a $27,500, 5% convertible note due April 29, 2015 and (c) a $27,500 convertible note due January 28, 2016. This lender has committed to lend up to $165,000. The lender may lend additional consideration to the Company in such amounts and at such dates as lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date of each note is one year from the effective date of each payment and is the date upon which the principal sum of this note, as well as any unpaid interest and other fees, shall be due and payable.  The conversion price for the notes is the lesser of $0.60 or 70% of the lowest closing price during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing price during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. In fiscal 2014, the Company has recorded a $59,437 beneficial conversion discount for the notes. The discounts are being fully amortized over the terms of the notes; (d) $500 outstanding balance on a $13,900, 10% convertible note due June 1, 2014. The Conversion Price for this note is the lesser of $0.50 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company.
 (viii)                        three, $55,000 8% convertible notes due February 25, 2015, April 27, 2015, and January 26, 2016. The notes are convertible at a 40% discount from the lowest closing price for the twenty trading days prior to conversion. The Company has recorded a $128,494 beneficial conversion discount for the notes. The discount is being fully amortized over the initial term of the notes. The Company had reserved up to 5,951,586 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to fifteen percent until the notes are paid in full;
 (ix)                           (a) a $32,500, 8% note due June 3, 2015; (b) a $33,000, 8% note due July 14, 2015; (c) a $33,000, 8% note due August 16, 2015 ; and (d) a $33,000, 8% note due October 5, 2015. The Company has recorded a beneficial conversion discount of $86,721 for the notes. The discount is being fully amortized over the term of the notes.   The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 3,500,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the notes are paid in full;
 (x)                            a $44,770, 5% note due April 15, 2016. In fiscal 2014, the Company has recorded a beneficial conversion discount of $35,816 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at the rate of 1.5 shares of common stock for each dollar converted.  In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full; and
 (xi)                           (a) a $50,000, 8% note due December 20, 2014. The Company has recorded a beneficial conversion discount of $36,207 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at a variable conversion of 58% multiplied by the average of three lowest trades in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (b) a $55,000, 12% note due February 19, 2015. The Company has recorded a beneficial conversion discount of $48,015 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at a variable conversion of 58% multiplied by the average of the three lowest trades in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”) ;(c) $52,500 outstanding under a 12% note due December 22, 2015. The Company has recorded a beneficial conversion discount of $67,806 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at a variable conversion of 58% multiplied by the average of three lowest trades in the twenty trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); and (d) a $55,000, 12% note due June 22, 2015. The Company has recorded a beneficial conversion discount of $48,015 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by the average of the three lowest trades in the twenty trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 3,673,750 shares of its common stock for conversion pursuant to the terms of the notes.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015

 (xii)                          (a) $55,000 outstanding under a $220,000, 10% note due May 24, 2015 and (b) $55,000 outstanding under the same note due July 27, 2015. The Company has recorded a beneficial conversion discount of $105,364 for the notes. The discount is being fully amortized over the term of the notes. The notes are convertible at the note holder’s option at  a variable conversion of 58% multiplied by the lowest trading price in the five trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 7,000,000 shares of its common stock for conversion pursuant to the terms of the notes.
 (xiii)                         a $55,125, 8% convertible note due December 9, 2015. The Company has recorded a beneficial conversion discount of $55,000 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the average of the three lowest closing prices in the fifteen trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 1,654,000 shares of its common stock for conversion pursuant to the terms of the note.
 (xiv)                        a $50,000, 10% convertible note due December 15, 2015.  The Company has recorded a beneficial conversion discount of $39,400 for the note. The discount is being fully amortized over the term of the notes.   The note is convertible at the note holder’s option at a variable conversion prices such that during the period during which the note is outstanding at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the five trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).

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
 (iii)                          a $210,000, 12.462% note due April 30, 2014, but subsequently amended to such time as the law suit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated. Interest is payable quarterly with a minimum or $600 in cash with the balance payable in cash or stock at the Company’s options calculated as the volume weighted average price of the Company’s common stock for the ten day trading period immediately preceding the last day of each three month period;
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
 (iii)                          a $40,000, 8% note due December 31, 2014. The Company agreed to issue 10,000 shares of restricted common stock as an inducement for the loan  and pay the holder 1,000 shares per month for each month or fraction thereof the note remains unpaid; and
 (iv)                          a $100,000, 8% note due July 31, 2016. This note is collateralized by a security deposit in the amount of $76,610 held by the Company’s landlord.

Amortization of Beneficial Conversion Feature for the nine months ended January 31, 2015 and 2014 was $554,568 and $295,813, respectively and for the fiscal year ended April 30, 2014 was $417,291.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015

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

Derivative liabilities related to notes payable increased by a net of $671,391 during the nine months ended January 31, 2015 to $1,033,742.  $151,127 of this amount was charged to additional-paid-in-capital upon payoff or full conversion of notes payable. Derivative liabilities related to outstanding warrants decreased by a net of $55,104 to $183,544 during the nine months ended January 31, 2015.

The change in fair value of the derivative liabilities of warrants outstanding at January 31, 2015 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.143% to 0.695%
Expected stock price volatility		168%
Expected dividend payout		0
Expected options life in years	Ranging from	.83 year to 2.73	years

The change in fair value of the derivative liabilities of convertible notes outstanding at January 31, 2015 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.01% to 0.145%
Expected stock price volatility		168%
Expected dividend payout		0
Expected options life in years	Ranging from	.0 year to1	year

The value of the derivative liability was re-assessed as of January 31, 2015 resulting in a loss to the consolidated statement of operations of $47,583 for the nine months ended January 31, 2015 and a loss to the consolidated statement of operations of $56,287 for the three months ended January 31, 2015.

Note Derivative Liability and Warrant Derivative Liability:	January 31, 2015
Opening balance, April 30, 2014	$601,000
Derivative liability reclassified to additional paid in capital	(151,127)
Derivative financial liability arising on the issue of convertible notes	1, 321,982
Fair value adjustments	(554,568)
Closing balance	$1,217,287

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of January 31, 2015 and April 30, 2014, aggregated loans payable, without demand and with no interest, to officers and directors were $385,853 and $385,853, respectively.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 stated value per share, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 750,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of January 31, 2015 and April 30, 2014, respectively.  The Company had no and 157 shares of Series B preferred stock issued and outstanding as of January 31, 2015 and April 30, 2014, respectively.  The Company had no shares of Series C preferred stock issued and outstanding as of January 31, 2015 and April 30, 2014, respectively. The Company has 28,640,141 and 20,987,353 shares of common stock issued and outstanding as of January 31, 2015 and April 30, 2014, respectively.

Preferred Stock Series A

During the nine months ended January 31, 2015, there were no transactions in Series A Preferred, however, at January 31, 2015, there were $7,389 of accrued dividends payable on the Series A Preferred, compared to the accrual of $6,803 at April 30, 2014.  At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock Series B

During the nine months ended January 31, 2015, pursuant to the terms of the Series B Preferred Stock, the Company redeemed and returned to treasury all shares of Series B Preferred Stock and all shares of to be issued Series B Preferred Stock by exchanging the shares for $2,118,309 of note subscription receivables and $204,458 of interest receivable thereon. Subsequent to this redemption there were no shares of Series B Preferred Stock outstanding and there were no shares of Series B Preferred Stock payable.

Preferred Stock Series C

No shares of Preferred Stock Series C were issued during the nine months ended January 31, 2015.

Common Stock

During the nine months ended January 31, 2015 and the nine months ended January 31, 2014, the Company expensed  $382,377 and $206,511, respectively, for non-cash charges related to stock and option compensation expense.

During the nine months ended January 31, 2015, the Company:

●	sold 4,268,295 shares of common stock to eighteen accredited investors for $725,892, of which 351,269 shares remained to be issued at January 31, 2015,
●
issued 2,468,771 shares of common stock upon the conversion of convertible notes and accrued interest in the amount of $602,263, of which 122,451 shares were classified as to be issued at April 30, 2014 and 82,143 shares remained to be issued at January 31, 2015,

●
issued 367,340 shares of common stock valued at $94,141 pursuant to terms of various notes of which no shares remained to be issued at January 31, 2015, and 24,809 shares were classified as to be issued at April 30, 2014,

●	issued 811,509 shares of common stock valued at $304,917 pursuant to consulting agreements,
●	issued 138,160 shares of common stock in payment of $47,064 in accounts payable of which 20,000 shares were classified as to be issued at April 30, 2014, and
●	issued 31,780 shares of common stock valued at $77,460 to three employees in exchange for their outstanding stock purchase options.

NOTE G – NONCONTROLLING INTEREST

For the nine months ended January 31, 2015, the non-controlling interest is summarized as follows:

Amount
Balance at April 30, 2014	$669,424
Non-controlling interest’s share of losses	(9,935)
Balance at January 31, 2015	$659,489

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015

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

The table below summarizes the fair values of our financial liabilities as of January 31, 2015:

	Fair Value at	Fair Value Measurement Using
	January 31,
	2015	Level 1	Level 2	Level 3
Derivative liability	$1,217,287	$-	$-	$1,217,287

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

Changes in Derivative liability during the nine months ended January 31, 2015 were:

		Increased	Decrease
	April 30,	During	in Fair	January 31,
	2014	Period	Value	2015

Derivative liability	$601,000	$1,249,787	$633,499	$1,217,287
Total	$601,000	$1,249,787	$633,499	$1,217,287

NOTE I – NON-CASH FINANCIAL INFORMATION

During the nine months ended January 31, 2015, the Company:
●
issued 2,468,771 shares of common stock upon the conversion of convertible notes and accrued interest in the amount of $602,263, of which 122,451 shares were classified as to be issued at April 30, 2014 and 82,143 shares remained to be issued at January 31, 2015.

●	issued 367,340 shares of common stock valued at $94,141 pursuant to terms of various notes of which no shares remained to be issued at January 31, 2015.
●	issued 138,160 shares of common stock in payment of $47,064 in accounts payable of which 20,000 shares were classified as to be issued at April 30, 2014.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015

NOTE J – SUBSEQUENT EVENTS

In February and through March 5, 2015, the Company:

Issued 2,114,322 shares of common stock upon the conversion of $94,330 of notes and accrued interest thereon.
Sold 1,296,830 shares of common stock to four accredited investors for $77,781, of which 367,462 shares remain to be issued.
Issued, pursuant to the terms of notes, 185,952 shares, with another 272,331 shares be issued, all valued at $40,592.
Issued 100,000 shares of common stock valued at $12,000 as payment for accounts payable.
Issued 428,613 shares listed as to be issued at January 31, 2015.
Borrowed pursuant to a $27,500, 5% note due February 25, 2017.  The note is convertible at the note holder’s option at  a variable conversion of 70% multiplied by the average of the three lowest closing prices in the twenty trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate. This lender has committed to lend the Company an additional $137,500 under the same terms so long as the Company continues to meet the current information requirements under Rule 144 of the Securities Act of 1933, as amended.
Borrowed pursuant to a $33,000, 8% note due November 24, 2015. The note is convertible at the note holder’s option at a variable conversion price of 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).
Borrowed pursuant to a $25,000, 10% note due February 2, 2016. Interest on the note is convertible at the Company’s option at $0.15.
Borrowed pursuant to a $50,000, 20% note due August 26, 2015.
Borrowed $55,000 pursuant to two $27,500, 5% notes both due February 25, 2017.  The notes are convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing prices in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate.
Reserved, pursuant to the terms of these notes, 8,387,569 shares for potential conversion of the notes.

NOTE K – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements during the period January 1, 2001 (date of inception) through January 31, 2015, the Company incurred loss of $47,326,498.  Of these losses, $3,069,192 was incurred in the nine months ending January 31, 2015 and $1,984,681 in the nine months ending January 31, 2014.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended January 31, 2015 to the Three Months Ended January 31, 2014

For the three months ended January 31, 2015 and 2014, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

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

	Quarter Ended
	January 31,	January 31,
	2015	2014

Revenues	$9,290	$19,450
Net (loss)	$(98,017)	$(98,194)

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues totaled $164,419 during the three months ended January 31, 2015 as compared to $99,023 during the three months ended January 31, 2014. This $65,396 or 66.04% increase in revenues was due to a $72,037 or121% increase in revenues from mobile app sales and service, off-set by a $6,641or 16.8% decline in sales of history reports.

Costs and Expenses

General and administrative expenses were $949,993 during the three months ended January 31, 2015, compared to $432,317 during the three months ended January 31, 2014, up $517,676 (119.7%) as management continued shifting its focus from discontinued operations to continuing operations.  Expenses incurred during the current three month period consisted primarily of the following expenses: compensation and related costs, $467,890; accounting, audit and professional fees, $86,548; consulting fees, $107,150; rent, utilities and telecommunications expenses $38,813; travel and entertainment, $649; stock based compensation, $194,952; and advertising and marketing, $2,841.  Expenses incurred during the comparative three month period in 2014 consisted primarily of the following expenses: compensation and related costs, $182,870; accounting, audit and professional fees, $34,585; consulting fees, $75,223; rent, utilities and telecommunications expenses $38,044; travel and entertainment, $9,097; stock based compensation, $55,337; and advertising and marketing, $19,454.

Net Loss

We incurred a net loss before preferred dividends and net loss attributed to non-controlling interest of $1,389,442 for our three months ended January 31, 2015 as compared to $713,595 for the corresponding interim period in 2014, representing a $675,847 or 94.7% increase in net loss.  The increase in our net loss before preferred dividends and net loss attributed to non-controlling interest for our three month interim period ended January 31, 2015 was attributable primarily to the $517,676 or 119.7% increase in operating expenses, a $20,370 or 94.4% decrease in other income, a $18,754 or 127% increase in non-cash financing costs, a $63,268 or 100.2% increase in interest and financing costs, and a $140,632 or 140.8% increase in the amortization of debt discount,  all partially off-set by a $31,351 or 35.8% decrease in the change in fair value of derivative liabilities.

We also incurred non-cash preferred dividend expense of $191 for our three month period ended January 31, 2015 as compared to $39,764 for the quarter January 31, 2014.  This decrease was the result of the redemption and retirement of the Series B Preferred Stock. The $667,049 or 91.1% increase in net loss attributable to common stockholders for our three month period ended January 31, 2015 was due to the factors described above, and the $30,774 or 143.4% decrease in net loss attributed to the non-controlling interest.

Comparison of the Nine Months Ended January 31, 2015 to the Nine Months Ended January 31, 2014

For the nine months ended January 31, 2015 and 2014, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

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

	Nine Months Ended
	January 31,	January 31,
	2015	2014

Revenues	$32,394	$78,447
Net (loss)	$(210,988)	$(376,807)

For the nine months ended January 31, 2015 and 2014, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues totaled $435,300 during the nine months ended January 31, 2015 as compared to $353,187 during the nine months ended January 31, 2014.   This $82,112 or 23.3% increase in revenues was due primarily to a $110,954 or 60.4% increase in revenues from mobile app sales and service, off-set by a $28,842 or 17.0% decline in sales of history reports.

Costs and Expenses

General and administrative expenses were $2,172,942 during the nine months ended January 31, 2015, compared to $1,241,457 during the nine months ended January 31, 2014, an increase of $931,485 or 75.0%.  Expenses incurred during the current nine month period consisted primarily of the following expenses: compensation and related costs, $1,039,042; accounting, audit and professional fees, $194,529; consulting fees, $214,923; rent, utilities and telecommunication expenses $152,692; travel and entertainment, $11,939;  non-cash stock based compensation, $382,377 and advertising and marketing expenses of $22,568.  Expenses incurred during the comparative nine month period in 2014 consisted primarily of the following expenses: compensation and related costs, $520,171; accounting, audit and professional fees, $88,143; consulting fees, $141,526; rent, utilities and telecommunication expenses $109,248; travel and entertainment, $17,380;  non-cash stock based compensation, $206,511, and advertising and marketing expenses of $57,107.

For the nine months ended January 31, 2015, we incurred: interest expenses and financing costs of $312,417, a non-cash charge of $94,141 related to shares of common stock and warrants issued for financing cost, a charge of $554,568 for beneficial conversion discounts, and a non-cash charge of $47,583 for change in the fair value of derivative liabilities. For the nine months ended January 31, 2014, we incurred: interest expenses and financing costs of $159,249, a non-cash charge of $26,872 related to shares of common stock and warrants issued for financing cost, a charge of $295,813 for beneficial conversion discounts, and a non-cash gain of $104,483 for change in derivative liabilities.

Net Loss

We incurred a net loss before preferred dividends and loss attributed to non-controlling interest of $3,078,554 for the nine months ended January 31, 2015 as compared to $1,909,080 for the corresponding interim period in 2014.  The $1,169,474 or 61.3% increase in the net loss before preferred dividends and loss attributed to non-controlling interest for the nine month interim period ended January 31, 2015 was attributable to: a $930,500 or 74.7% increase in operating expenses; a $67,269 or 250.3% increase in non-cash financing costs; a $153,168 or 96.2% increase in interest expense; a $258,755 or 87.5% increase in amortization of debt discount; and a $42,786 or 71.6% decrease in other income. The net loss was partially off-set by the $82,113 or 23.2%, increase in revenue; and the $56,900 or 54.5% decrease in the loss due to change of fair value of derivative liabilities

We also incurred non-cash preferred dividend expense of $573 and $118,861, respectively for our nine month periods ended January 31, 2015 and 2014. This decrease was the result of the redemption and retirement of the Series B Preferred Stock

Our net loss attributable to common stockholders increased to $3,069,192 for the nine month period ended January 31, 2015 as compared to $1,984,681 for the corresponding period in 2014.  The $1,084,511 or 54.6% increase in net loss attributable to common stockholders for our nine month period ended January 31, 2015 was due to the factors described above and a $33,325 or 77.0% decrease in the net loss attributed to non-controlling interest.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2015, we had a deficit net worth of $5,201,424. We generated a deficit in cash flow from operations of $1,781,553 the nine months ended January 31, 2015. This deficit is primarily attributable to our net loss from operations of $3,069,192 which was partially reduced by: the $47,583 for the change in the fair value of derivative liabilities, $554,568 amortization of debt discount, depreciation of $2,690, the value of shares issued for compensation of $382,377, shares issued for finance costs of $94,142, preferred dividends of $573, a $60,516 decrease in accounts receivable, a decrease in  other assets of $2,452,  and the $152,659 increase in accounts payable, all off-set by the $9,935 loss allocable to non-controlling interest.

We met our cash requirements during the nine month period as follows: through net proceeds of notes and convertible notes payable of $1,177,625; net proceeds from the sale of common equity in the amount of $725,892.  We made net payments on notes payable in the amount of $177,500.

Net cash used by discontinued operations was $7,738.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At January 31, 2015, we had 15 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 1A.  RISK FACTORS

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or which are currently deemed immaterial may also impair our business operations.  A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2014, filed August 14, 2014, and is incorporated herein by reference.

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

During the three months ended January 31, 2015, The Company:

•	Sold 2,446,892 shares of common stock to thirteen accredited investors for $263,532 of which 503,140 shares are to be issued.
•	Issued to 1,365,361 shares of common stock to six investors upon conversion of $189,876 of convertible notes and accrued interest with an additional 224,558 shares to be issued.
•	Issued 150,696 shares valued at $33,523 to four investors pursuant to the terms of their agreements with an additional 66,850 shares to be issued.
•	Issued 571,400 shares valued at $160,039 to two consultants.

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

10.1	2014 Equity Incentive Plan(1)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith (1) Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 11, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

Date: March 23, 2015	By: /s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: March 23, 2015	By: /s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer