Form 10-K
period 2015-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2015-08-13
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, on October 31, 2014 was $6,686,869

As of July 27, 2015, we had 68,319,244 shares of common stock issued and outstanding.

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

Our offices are located at 370 Lexington Avenue, Suite 1806, New York, NY 10017, (212) 239-2666. We maintain a website at www.spartacommercial.com.

We identify our ongoing information technology business in two reporting groups: mobile apps, and vehicle history reports, both of which operate under our wholly owned subsidiary, Specialty Reports, Inc.

MOBILE APPS

The mobile applications group is currently marketing two mobile app products: Specialty Mobile Apps and iMobile Apps (“iMA”). These products allow us to offer custom mobile apps to a wide range of customers. We also private label these products to allow other businesses to easily offer custom mobile apps to their customers.  In June 2014, we announced a private label version of iMA for Canadian software developer Quantech Software, Inc., who will offer the Q-App, powered by iMobileApp, to their customer base of Retail Auto, RV, Powersports, and Marine dealers.

Specialty Mobile App and iMobileApp Products

Specialty Mobile App (SMA) products are based on a customizable modular mobile app platform developed for powersports, automobile, recreational vehicle and marine dealers that allows them to login to our website and utilize a fully customized dealer mobile app on their own schedules. Dealers can upload images, change colors and icons, customize the items displayed, and send push notifications to their customers using the app in order to create a fully branded experience. We generate and package the mobile application, then make it available on-line to the dealer's customers through the Apple App Store and the Android Market. As we build new features and support more devices, customers can take advantage of these new features and devices as well. The SMA platform also allows us to manage licenses and retrieve reporting information.

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

Geo-fencing – Geo-fencing allows our app customers to “fence off” a specific area for their push notification, and when their app users enter that area, they will automatically receive the message on their device. By setting an active period for the push notification, our app customers can limit the time period for the message -- for instance, they can set it up so all app users who enter the area before 5 PM tomorrow receive their push notification. This is especially useful when businesses have deals or events they would like to advertise to nearby users who are most likely to take advantage.

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

Platforms for SMA and iMA Programs

The products have been designed (and maintained and updated by our product development team) to work as the CMS for various smart phone platforms (now existing and potentially emerging in the future). Our products support HTML 5 and work with, but are not limited to, the following devices: iPhone, iPad, Android devices, and Kindle Fire.

VEHICLE HISTORY REPORTS

The vehicle history report group is currently marketing through its websites: Cyclechex Motorcycle History Reports© (www.cyclechex.com), RVchex™ RV History Reports (www.rvchex.com), CarVinReport Car History Reports (www.carvinreports.com) and Truckchex Heavy Duty Truck History Reports (www.truckchex.com). These reports contain valuable information for consumers, dealers, insurers, auction houses, and lenders. The information includes a vehicle’s history, such as disclosed damage, salvaged or rebuilt title brands, the number of previous owners, the last recorded odometer reading, the manufacturer’s original equipment, and OEM recall data. We assemble the data for these reports from multiple sources, including, but not limited to, governmental agencies, in order to provide the most current information available for the benefit of all interested parties. We believe our products offer a compelling value because they are priced modestly and we provide a no-hassle, 90-day, and 100% money-back guarantee. We are confident that our Specialty Reports provide buyers and sellers the peace of mind that comes from being able to make an informed decision.

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

NMVTIS was created to:
·	Prevent the introduction or reintroduction of stolen motor vehicles into interstate commerce

·	Protect states, consumers (both individual and commercial), and other entities from fraud

·	Reduce the use of stolen vehicles for illicit purposes including funding of criminal enterprises

·	Provide consumer protection from unsafe vehicles

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

     Vehicle History Reports benefit dealers:

●      Dealers can purchase a block of history reports from Cyclechex, RVchex, Truckchex or CarVinReport (with pricing incentives to purchase a larger quantity of reports)
●      Reports facilitate acceptance of trade-in vehicles and add value to the purchase of any pre-owned motorcycle, RV, automobile, light truck or heavy-duty truck
●      Dealers can resell reports to customers

     Vehicle History Reports Affiliate Program:

●      Dealers and other industry sources can incorporate the Cyclechex, RVchex, Truckchex or CarVinReport website linkin their sales and marketing strategies
●      Affiliates earn commission on Cyclechex, RVchex, Truckchex or CarVinReport history reports generated from their sites

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

For consumers looking to buy a pre-owned motorcycle or a retail motorcycle dealer considering a trade-in or the purchase of other used motorcycles, a Cyclechex Motorcycle History Report can be invaluable.  Moreover, for those dealers who want to provide a higher level of confidence to a potential buyer about the true history of the motorcycle being considered for purchase, the Cyclechex Motorcycle History Report is an outstanding sales support tool.

Our system extracts information from multiple sources, including, but not limited to, governmental agencies, in order to provide the most current information available for the benefit of all interested parties. With a no-hassle, 100% money-back guarantee, and at a modest cost, a Cyclechex Motorcycle History Report provide buyers and sellers peace of mind for decision-making. This critical information is available to any interested party by entering a seventeen digit Vehicle Identification Number (VIN), which covers vehicles dating back to 1981, on our website.

In February 2014, we announced a reciprocal marketing agreement with Allstate insurance company that makes Cyclechex Motorcycle History Reports a recommended tool for Allstate customers.

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

CarVin Reports

CarVINreport.com is an online provider of Automobile History Reports. The CarVinReport Car History Report (CarVINreport.com) contains extremely valuable information for consumers, dealers, insurers, auction houses, and lenders, including whether a specific pre-owned automobile has Salvage or Rebuilt Title status or has sustained Flood Damage, the last recorded odometer reading, the manufacturer's original equipment, and OEM recall data. For consumers looking to buy a pre-owned automobile or a retail automobile dealer considering a trade-in or the purchase of other used automobiles, a CarVinReport Car History Report can be invaluable. Moreover, for those dealers who want to provide a higher level of confidence to a potential buyer about the true condition of the automobile being considered for purchase, the CarVinReport Car History Report is an outstanding sales support tool.

The following websites are among those affiliated with Specialty Reports Inc. used to appropriately direct customer inquiries:

www.dmv.org
www.kbb.com
www.motorcycle-histories.com
www.motorcycleshippers.jcmotors.com
www.nadaguides.com
www.cyclepedia.com
http://www.allstateridernews.com/offers

Each of our four-vehicle history reports search government databases for over 90 types of vehicle title problems and over 28 million Salvage or Loss title records. Our reports provide some, if not all, of the following information:

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

Vehicle History Reports

The vehicle categories that we are targeting - motorcycles, recreational vehicles and commercial trucks – are not the focus of our largest competitors (CARFAX, AutoCheck).  Distribution in the vehicle history reports industry is web-based, and digital competition in our targeted categories is relatively weak and fragmented. Our digital strategy is to become the leading search result for consumers seeking information on used powersports vehicles RV’s, and heavy-duty trucks. We employ an advanced web management platform that is highly search engine optimized (SEO).  Page rank and traffic will increase over time as we support the website with traffic building efforts through blogging, social networking, ad-clicks, remarketing, and continual technical and content optimization.

An equally important digital strategy is our affiliate and cross-marketing programs. By working with leading companies that serve this category – like NADA guides, DMV.org, Kelley Blue Book, and AllState – we are able to cross-promote our powersports and RV history reporting products on their websites.  Consumers who are on affiliate or marketing partner sites can become aware of our reporting services and click through to our websites.  If a purchase is completed, the referring affiliate receives a commission on the sale or in some cases may extend a discount to their customers.

In December 2010, Powersports Business chose Cyclechex as one of their “Nifty 50” winners, recognizing it as one of the top 50 new powersports products introduced during the year.

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

Because of our strong customer service and our roots in marketing, we believe that our iMobileApp product can be effectively and competitively marketed.

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

MUNICIPAL LEASING OF EQUIPMENT, INCLUDING POLICE MOTORCYCLES

Notwithstanding our discontinuance of consumer financing, we continue to offer, on a pass through basis, an equipment-leasing product for local and state agencies throughout the country seeking a better and more economical way to finance their essential equipment needs, including police motorcycles and cruisers, buses and EMS equipment. We are continuing to expand our roster of equipment manufacturers and the types of equipment we lease to agencies.

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

	Fiscal Year Ended
	April 30,	April 30,
	2015	2014

Revenues	$41,714	$122,372
Net loss	$(246,537)	$(280,441)

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode (paying-off and terminating as agreed or by repossession), therefore no portfolio performance measures were calculated for the year ending April 30, 2015 and the Company has discontinued segment reporting.

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

·
Equal Credit Opportunity Act.  The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants based on race, color, sex, age, or marital status.  Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.

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

·
Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the creation of a Bureau of Consumer Financial Protection.  The impact on the Company of the newly created agency is unknown at this time as the agency is yet to be formed.

Employees

As of April 30, 2015, we had 18 full-time employees.

ITEM 1A.              RISK FACTORS

We are subject to certain risks and uncertainties in our business operations that are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

We have an operating history of losses.

Through our fiscal year ended April 30, 2015, we have generated cumulative sales revenues, including discontinued operations, of $7,088,155, have incurred significant expenses, and have sustained significant losses. Our net loss for the year ended April 30, 2015 was $4,921,148.  As of April 30, 2015, we had a deficit net worth of $5,939,102.

Our business requires additional amounts of capital and we will need to obtain additional financing in the near future.

In order to expand our business, we need raise additional capital to support our operations until we become cash flow positive. We will have to raise approximately $2 million over the next twelve months to support our business.  As our business grows, we will need to seek additional financing to fund growth. There can be no assurance that we will have sufficient capital or be able to secure credit facilities when needed.  The failure to obtain additional funds, when required, on satisfactory terms and conditions, would have a material and adverse effect on our business, operating results and financial condition, and ultimately could result in the cessation of our business.

To the extent, we raise additional capital by issuing equity securities; our stockholders may experience substantial dilution.  In addition, any new equity securities may have greater rights, preferences or privileges than our existing common stock.  A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner.  If cash is insufficient, we will not be able to continue operations.

We are new entrants into the information technology business.

We are new entrants into the businesses of providing vehicle history reports and building mobile apps. We indirectly compete with major, well capitalized, suppliers of automobile history reports. While these companies do not presently offer motorcycle or RV history reports, there is no guaranty they will not do so in the future.  Many small “players” characterize the mobile app building business. While we believe we are better suited to market mobile apps than our competitors, there is no assurance that we can continue to do so.

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

The independent auditor’s report on our April 30, 2015 consolidated financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern.  We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable.  Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining credit lines or loans from various financial institutions where possible.  If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock.  We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

A significant number of customers may fail to perform under their loans or leases.

Despite the sale of our RISC portfolio, we continue to own a “run-off” (paying-off and terminating as agreed or by repossession) portfolio of leases. As a lender or lessor, one of the largest risks we face is the possibility that a significant number of customers will fail to pay their payments when due.  If customers’ defaults cause losses in excess of our allowance for losses, it could have an adverse effect on our business, profitability and financial condition.  If a borrower enters into bankruptcy, we may have no means of recourse.  We have established an evaluation process designed to determine the adequacy of the allowance for losses.  While this evaluation process uses historical and other objective information, the establishment of losses is dependent largely on management’s experience and judgment.  We cannot assure you that our loss reserves will be sufficient to absorb future losses or prevent a material adverse effect on our business, profitability or financial condition.

A variety of factors and economic forces may affect our operating results.

Our operating results may differ from current forecasts and projections significantly in the future because of a variety of factors, many of which are outside our control.  These factors include, without limitation, the receipt of revenues, which is difficult to forecast accurately, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new products or services by us or our competitors, borrowing costs, pricing changes in the industry, technical difficulties, general economic conditions and economic conditions specific our market place.  The success of an investment in a vehicle history report and mobile app based venture is dependent, at least, in part, on extrinsic economic forces, including the supply of and demand for such services.  No assurance can be given that we will be able to generate sufficient revenue to cover our cost of doing business.  Furthermore, our revenues and results of operations will be subject to fluctuations based upon general economic conditions.  Economic factors like unemployment, interest rates, and the availability of credit generally, municipal government and corporate budget constraints affecting equipment and technology purchases, the rate of inflation, and consumer perceptions of the economy may affect the volume of history report purchases.

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

While we have sold our consumer loan portfolio, we retain a small and declining lease portfolio. Therefore, we are subject to numerous federal and state consumer protection laws and regulations and licensing requirements, which, among other things, may affect: (i) the interest rates, fees and other charges we impose; (ii) the terms and conditions of the contracts; (iii) the disclosures we must make to obligors; and (iv) the collection, repossession and foreclosure rights with respect to delinquent obligors.  The extent and nature of such laws and regulations vary from state to state.  Federal bankruptcy laws limit our ability to collect defaulted receivables from obligors who seek bankruptcy protection.  Prospective changes in any such laws or the enactment of new laws may have an adverse effect on our business or the results of operations.  Compliance with existing laws and regulations has not had a material adverse effect on our operations to date.  We will need to periodically review our office practices in an effort to ensure such compliance, the failure of which may have a material adverse effect on our operations and our ability to conduct business activities.

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

We have authorized a class of preferred stock that may alter the rights of common stockholders by giving preferred stock holders greater dividend rights, liquidation rights and voting rights than our common stockholders have.

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock.  As of April 30, 2015, we have one series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

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

Our directors and executive officers beneficially own approximately 2.52% of our common stock as of April 30, 2015.  Accordingly, these persons and their respective affiliates have the ability to exert some control over the election of our Board of Directors and the outcome of issues submitted to our stockholders, including approval of mergers, sales of assets or other corporate transactions.  In addition, such control could preclude any unsolicited acquisition of our company and could affect the price of our common stock.

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

Our executive offices are located at 370 Lexington Avenue, Suite 1806, New York, NY 10017. We have an agreement for use of office space at this location under a sub-lease expiring on June 29, 2016. The office space contains approximately 2,800 square feet.    For the year ended April 30, 2015, the rent was $185,213. For the year ending April 30, 2016, the rent is $229,830 and for the remaining two months of our sub-lease ending June 30, 2016 the rent is $38,305.

ITEM 3.                 LEGAL PROCEEDINGS

As at April 30, 2015, we were not a party to any material pending legal proceeding except as stated below.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

On December 18, 2012, the Company filed suit in the United States District Court for the Southern District Court of New York against a former credit provider. The suit sought damages arising out of the credit provider’s termination of the Company’s credit line in 2009. The defendant counterclaimed for recovery of legal fees under an indemnification clause contained in one of the loan documents. The matter proceeded to trial in May 2015, and the Court thereafter issued a decision finding in favor of the defendant on the Company’s claims. The defendant now seeks recovery of approximately $2 million in legal fees, relying on the contractual indemnity clause. The Company believes that it has good and valid defenses to the claim, including that the indemnification clause only applies to third party claims; however, there can be no assurance that the Court will agree with the Company’s arguments. The defendant’s motion is currently scheduled to be heard in September 2015. The Company is currently considering an appeal of the Court's decision on the Company's claims.

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

	High	Low
Fiscal Year 2015
First quarter (May 1, 2014 – July 31, 2014)	$1.24	$0.43
Second quarter (August 1, 2014 – October 31, 2014)	$0.58	$0.17
Third quarter (November 1, 2014 – January 31, 2015)	$0.32	$0.14
Fourth quarter (February 1, 2015 – April 30, 2015)	$0.14	$0.04
Fiscal Year 2014
First quarter (May 1, 2013 – July 31, 2013)	$0.70	$0.39
Second quarter (August 1, 2013 – October 31, 2013)	$0.74	$0.41
Third quarter (November 1, 2013 – January 31, 2014)	$1.29	$0.45
Fourth quarter (February 1, 2014 – April 30, 2014)	$1.32	$0.93

Holders

The approximate number of holders of record of our common stock as of April 30, 2015 was 3,073 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2015, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend that may be paid in cash or shares of common stock at our option.  We have not, as of April 30, 2015, distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2015, there was $7,562 of accrued Series A dividends payable.

As of April 30, 2015, we had no shares of Series B preferred stock outstanding or dividends payable. During the year ended April 30, 2015, pursuant to the terms of the Series B Preferred Stock, the Company redeemed and returned to treasury all shares of Series B Preferred Stock and all shares of to be issued Series B Preferred Stock by exchanging the shares for $2,118,309 of note subscription receivables and $204,458 of interest receivable thereon. Subsequent to this redemption, there were no shares of Series B Preferred Stock outstanding and there were no shares of Series B Preferred Stock payable.

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

During the year ended April 30, 2015, the Company:

●	sold 9,655,415 shares of common stock to eighteen accredited investors for $978,886
●
issued 9,487,478 shares of common stock upon the conversion of convertible notes and accrued interest in the amount of $684,788 of which 122,449 shares were classified as to be issued at April 30, 2014 and 1,963,350 shares remained to be issued at April 30, 2015, see following text for details of the notes converted,

●
issued 1,353,830 shares of common stock with 51,000 shares of common stock to be issued at April 30, 2015 valued at $181,912 pursuant to terms of various notes of which 24,809 shares were classified as to be issued at April 30, 2014,

●	issued 1,234,959 shares of common stock valued at $352,942 pursuant to consulting agreements, of which 60,000 shares remained to be issued,
●
issued 538,160 shares of common stock in payment of $80,154 in accounts payable of which 20,000 shares were classified as to be issued at April 30, 2014, and 100,000 were classified as to be issued at April 30, 2015.

●	issued 31,780 shares of common stock valued at $77,460 to three employees in exchange for their outstanding stock purchase options.

Notes convertible at the holder’s option consist of:

Repaid $241,250 of a $1,163,369, 8% note originally due April 30, 2014, but subsequently amended to such time as the lawsuit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated, convertible at the holder’s option at $0.495 per share. Issued this noteholder 279,007 shares of common stock to this note holder with another 447,796 shares to be issued at April 30, 2015 upon the conversion of $94,336 of accrued interest

Borrowed $96,500 pursuant to a 6% note due June 30, 2015, and a $40,000 note due December 23, 2015.   The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). $23,000 of the June 30, 2015 note was converted into 771,370 shares of the Company’s common stock.

Borrowed $59,000 due December 15, 2015, pursuant to the terms of a $165,000, 5% convertible note commitment. And, borrowed another $27,500 due February 25, 2017 pursuant to the terms of a second $165,000, 5% convertible note commitment. Both notes are identical in terms. The lender may lend additional consideration to the Company in such amounts and at such dates as Lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $0.60 or 70% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the Company fails to maintain its status as DTC Eligible, the Principal amount of the Note shall increase by $10,000 and the conversion price shall be redefined to equal the lesser of $0.60 or 50% of the lowest closing prices during the 25 trading days immediately previous to the day the conversion notice is delivered to the Company. Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. During the fiscal year, two notes totaling $118,000, issued in the prior fiscal year, plus accrued interest thereon were converted into 835,354 shares of the Company’s common stock.

Borrowed the final two $27,500 tranches of a $165,000 due on January 28, 2016 and March 23, 2016, respectively, pursuant to the terms of a 5% convertible note. The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the borrower is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date is one year from the effective date of each payment and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.  The Conversion Price is the lesser of $0.60 or 60% of the lowest closing prices during the 20 trading days immediately before the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. Three notes issued in the prior fiscal year with a total outstanding principal balance of $90,000 plus accrued interest thereon were converted into 1,139,721 shares of the Company’s common stock.

Borrowed two $110,000 8% notes in two $55,000 tranches each, with due dates of: January 21, 2015, two tranches on January 26, 2016, and February 27, 2016, January 26, 2016. The notes are convertible at a 40% discount from the lowest closing price for the twenty trading days prior to conversion. In the event the notes are not paid when due, the interest rate is increased to fifteen percent until the notes are paid in full. $85,000 of notes plus accrued interest were converted into 2,506,466 shares of the Company’s common stock.

Sold to an accredited investor a convertible six notes in the aggregate amount of $211,500. The notes are nine-month notes and bear 8% interest. Outstanding at April 30, 2015 are: (a) a $33,000, 8% note due August 16, 2015; and (b) a $33,000, 8% note due October 5, 2015. The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). During the fiscal year, four of the notes totaling $145,500 plus accrued interest thereon were repaid and $42,500 of notes issued during the prior fiscal year, plus accrued interest thereon, were repaid.

Borrowed: $50,000 pursuant to an 8% convertible note due December 20, 2014. This note was repaid; $55,000 pursuant to a 12% convertible note due December 19, 2015. $20,000 of this note was converted into 696,152 shares of the Company’s common stock, the balance was repaid; $105,000 pursuant to a 12% convertible note due December 30, 2015. This note plus accrued interest was converted into 1,716,562 shares of the Company’s common stock; and a $55,000, 12% note due June 22, 2015. The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by the average of the three lowest trades in the twenty trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).

Borrowed $110,000 in two $55,000 tranches pursuant to a $220,000, 10% note due May 24, 2015 and July 27, 2015. The notes are convertible at the note holder’s option at  a variable conversion of 58% multiplied by the lowest trading price in the five trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).

Borrowed: $55,125 pursuant to an 8% convertible note due December 9, 2015, $50,000 pursuant to an 8% convertible note due April 16, 2016, and borrowed a $52,500 pursuant to a 8% convertible note due December 9, 2015. The notes are convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). $7,500 of the April 16, 2016 note plus interest thereon was converted into 223,661 shares of the Company’s common stock.

Borrowed $50,000 pursuant to a 10% convertible note due December 15, 2015.   The note is convertible at the note holder’s option at a variable conversion prices such that during the period during which the note is outstanding at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the five trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).

Borrowed $13,859 pursuant to an 8% convertible note due February 9, 2015. This note plus accrued interest thereon was fully converted into 259,366 shares of the Company’s common stock. Borrowed $27,500 pursuant to an 8% convertible note due February 2, 2016. This note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). Borrowed $50,000 pursuant to an 8% convertible note due March 16, 2016. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). $15,000 of this note was converted into 518,519 shares of the Company’s common stock. Borrowed $22,500 pursuant to an 8% convertible note due March 16, 2016. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). Borrowed $27,250 pursuant to an 8% convertible note due March 16, 2016. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).

Borrowed $13,586 pursuant to an 8% convertible note due February 9, 2015. This note plus accrued interest thereon was fully converted into 325,000 shares of the Company’s common stock. Borrowed $27,500 pursuant to an 8% convertible note due February 2, 2016. This note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). Borrowed $50,000 pursuant to an 8% convertible note due March 16, 2016. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). $6,100 of this note plus accrued interest thereon was converted into 201,121 shares of the Company’s common stock. Borrowed $22,500 pursuant to an 8% convertible note due March 16, 2016. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). Borrowed $27,250 pursuant to an 8% convertible note due March 16, 2016. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).

Sold to an accredited investor a convertible two notes in the aggregate amount of $71,000. The notes are nine-month notes and bear 8% interest. The notes are convertible at the note holder’s option at the lower of (i) the price per share at which the Company sells or issues any shares of common, subject to certain exceptions, or (ii) 58% multiplied by the average of the lowest three lowest closing bid price for the common stock during the ten trading day period ending one trading day prior to the date of submission of the conversion notice.

Borrowed $30,000 pursuant to two, 8% convertible notes both due 4/14/16. The notes are convertible at the note holder’s option at  a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the notes are paid in full.

Borrowed $25,000 pursuant to an 8% note due 4/22/16. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full.

Notes convertible at the Company’s option consist of:

A $15,000, 10% note due 4/22/16. The note is convertible at the Company’s option, at a price of thirty ($0.30) cents per share only if, prior to any conversion, the closing price of the Company’s common stock has equaled or exceeded thirty ($0.30) cents per share for ten (10) consecutive trading days. The Company issued the Noteholder 37,500 shares of its restricted common stock as an inducement for the loan. If the note is not paid in full on or before maturity, the Company shall issue the noteholder 1,000 shares of its restricted common stock for each month, or portion thereof, that the note remains unpaid.

Notes with interest only convertible at Company’s option consist of:

A 22% note for $10,000 due May 31, 2015 with interest convertible at the Company’s option at $1.50 per share;

A $25,000 note due May 1, 2011, which was extended to October 31, 2013 with interest convertible at the Company’s option at $1.50 per share. The Company is paying the note holder 3,333 shares per month until the note is paid or renegotiated. So long as the Company pays the monthly shares this note is not in default. Interest is payable on the $10,000 note at the Company’s option and on the $25,000 note at the holder’s option in cash or in shares at the rate of $1.50 per share.

A $210,000, 12.462% note due April 30, 2014, but subsequently amended to such time as the lawsuit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated. Interest is payable quarterly with a minimum or $600 in cash with the balance payable in cash or stock at the Company’s options calculated as the volume weighted average price of the Company’s common stock for the ten day trading period immediately preceding the last day of each three month period . Issued this noteholder 115,181 shares of common stock to this note holder with another 131,504 shares to be issued at April 30, 2015 upon the conversion of $36,586 of accrued interest.

A $25,000 10% note due February 2, 2016, the Company issued the note holder 110,000 shares of its common stock in connection with this loan. Pursuant to the terms of this note, the Company is required to issue to the note holder 5,000 shares of its common stock for each month or portion thereof that the note remains unpaid. Interest is payable on all this note at the Company’s option in cash or in shares at the rate of $0.15 per share; and a

 A $15,000 5% note due May 31, 2015 with interest convertible at the Company’s option at $0.58 per share, the Company issued the note holder 5,000 shares of its common stock in connection with this loan.

Non-convertible notes consist of:

A $25,000 note due May 31, 2015 that bears no interest. Pursuant to the terms of this note, the Company is required to issue to the note holder 1,000 shares of its common stock for each month or portion thereof that the note remains unpaid;

A $75,000, 20% note due September 18, 2015. The Company has reserved 2,519,597 shares of the Company’s restricted common stock as collateral for the loan. The Company issued this Noteholder 106,700 share of restricted common stock as inducement for the loan and 417,891 shares of common stock to extend the maturity date of the note from March 18, 1015 to September 18, 2015;

 A $30,000, 8% note due December 31, 2014. The Company agreed to issue 10,000 shares of restricted common stock as an inducement for the loan and pay the holder 1,000 shares per month for each month or fraction thereof the note remains unpaid;

A $50,000, 20% note due September 18, 2015. The Company has reserved 1,672,241 shares of the Company’s restricted common stock as collateral for the loan. The Company issued this Noteholder 272,331shares of restricted common stock as inducement for the loan; and

A $33,500, 10% note due April 30, 2016.  Pursuant to the terms of this note, the Company is required to issue to the note holder 1,000 shares of its common stock for each month or portion thereof that the note remains unpaid.

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

The following discussion and analysis should be read in conjunction with the information set forth in the audited  financial statements for the years ended April 30, 2015 and April 30, 2014 and footnotes found in the Company's Annual Report on Form 10-K.

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

	Fiscal Year Ended
	April 30,	April 30,
	2015	2014

Revenues	$41,714	$122,373
Net loss	$(246,537)	$(280,441)

RESULTS OF OPERATIONS

For the year ended April 30, 2015, our revenues from continuing operations increased approximately 27%. We have continued to incur significant expenses, and have sustained significant losses.

Revenues-Continuing Operations

Revenues totaled $604,842 in fiscal 2015 compared to revenues of $476,022 in fiscal 2014. Other income in fiscal 2015 was $22,182 compared with $77,190 in fiscal 2014. Revenues from continuing operations in both fiscal years were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Other income in both fiscal years was comprised primarily of Municipal Lease Fee income and interest income from subscriptions receivable.

Costs and Expenses-Continuing Operations

We incurred employee compensation and benefit costs of $1,426,292 for the year ended April 30, 2015 compared with $889,933 in fiscal 2014. The increase is primarily related to reduction in allocation of executive salaries to discontinued operations and the corresponding increase in general and administrative expenses as well as an increased sales staff.

In connection with placement transactions, we expensed non-cash costs in the form of shares of common stock or warrants of $181,994 and $113,260 for the years ended April 30, 2015 and 2014, respectively. Additionally, we incurred legal and due diligence fees with respect to placement transactions of $127,550 and $107,110 for the years ended April 30, 2015 and 2014, respectively. These amounts were charged to financing costs. In connection with consulting services, we expensed non-cash costs in the form of shares of common stock or warrants of $375,973 and $361,794 for the years ended April 30, 2015 and 2014, respectively.   Additionally, during the fiscal year ended April 30, 2015, we expensed $63,149 as the value of employee stock and option based compensation as compared to $11,208 in the prior fiscal year. During the year ended April 30, 2015, we recorded a charge of $1,013,934 amortization of debt discounts for convertible notes to financing costs as compared to a charge of $417,290 in fiscal 2014. Additionally, we recognized a net increase of the derivative liability of warrants and share conversion rights in the amount of $318,372 in fiscal 2015 as compared to an increase of $166,932 in fiscal 2014. At April 30, 2015 and 2014, accrued preferred dividends of $758 and $157,758, respectively, were charged to retained earnings.

We incurred legal and accounting fees of $390,417for the year ended April 30, 2015, as compared to $259,260 for the year ended April 30, 2014.

We incurred other operating expenses of $561,890 for the year ended April 30, 2015.  Expenses in this category were: general office expenses of $205,225; rent of $185,213; travel and entertainment of $32,693; utilities of $32,832; advertising, marketing and website expenses of $54,699; loss reserve expenses for discontinued operations of $40,650; and taxes of $10,578.

We incurred other operating expenses of $487,864 for the year ended April 30, 2014.  Expenses in this category were: general office expenses of $210,456; rent of $114,191; travel and entertainment of $37,981; utilities of $23,956; advertising, marketing and website expenses of $84,779; and taxes of $16,501.

Interest and financing costs for the fiscal year ended April 30, 2015 were $499,618 as compared to $337,688 for the fiscal year ended April 30, 2014. Depreciation and amortization for the fiscal year ended April 30, 2015 was $3,848 as compared to $4,572 for the fiscal year ended April 30, 2014.

Net Loss-Continuing Operations

Revenues increased $128,820 (27.06%) from $476,022 to $604,842, and cost of goods sold increased $37,152 (23.97%) from $154,961 to $192,113, resulting in a $91,670 (28.55%) increase in gross profit. General and administrative expenses increased $867,918 (38.74%)  to $3,108,073; Interest expense and financing costs increased $161,930 (47.95%) to $499,618; non cash financing costs increased $68,734 (60.69%) to $181,994; the amortization of debt discount increased $596,643 (142.98%) from $417,291 to $1,013,934; and the changes in the fair value of derivative liabilities increased $151,440 (90.72%) from $166,932 to $318,372. Our net loss from continuing operations for the year ended April 30, 2015 increased $1,809,281 (62.797%) to $4,690,926 from a loss of $2,881,646 for the year ended April 30, 2014. The increase in net loss from operations was primarily due to the $867,918 (38.74%) increase in general and administrative expenses, the $55,008 (71.26%) decline in other income, the $161,930 (47.95%) increase in interest expense and financing costs, the 68,734 (60.69%) increase in non-cash financing costs, the increases in GAAP accounting for amortization of debt discount of $596,643 (142.98%) and increase in the charges for derivative liabilities of $151,440 (90.72%).

Our net loss attributable to common stockholders for the year ended April 30, 2015 increased $1,655,500 (50.69%) to $4,921,148 from a loss of $3,265,648 for the year ended April 30, 2014. This increase in net loss attributable to common stockholders for the year ended April 30, 2015 was primarily due to the increased costs and expenses discussed above.

Our net loss per common share (basic and diluted) attributable to common stockholders was $0.19 for the year ended April 30, 2015 and $0.19 for the year ended April 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2015, we had a deficit net worth of $5,939,102. We generated a deficit in cash flow from operations of $2,662,903 for the year ended April 30, 2015. This deficit is primarily attributable to net loss attributed to shareholders of $4,921,148 increased by: the non-controlling interest net loss of $17,076,  and reduced by: depreciation and amortization of $3,848; change in fair value of derivative liabilities of $318,372; amortization of debt discount of $1,013,934; equity based compensation of $430,402; stock based financing costs of $181,912; and to changes in the balances of current assets, consisting primarily of an increase in accounts receivable of $10,678; decrease in prepaid expenses and other assets of $45,659; and an increase in deposits of $39,209 and an increase in current liabilities, consisting primarily of an increase in accounts payable of $331,081. We met our cash requirements during the period through net proceeds from the issuances of convertible and other notes of $2,393,770, and we sold common and preferred stock for net proceeds of $978,866, we repaid notes in the amount of $778,000. Cash flows from discontinued operations included cash used by operating activities of $15,766.

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

We estimate that we will need approximately $1,750,000 in addition to our normal operating cash flow to conduct operations during the next twelve months.  Based on the above, on capital received from equity financing to date, and certain indications of interest to purchase our equity, we believe that we have a reasonable chance to raise sufficient capital resources to meet projected cash flow deficits through the next twelve months.  There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our April 30, 2015 and 2014 consolidated financial statements included in this Annual Report states that our historical losses and the lack of revenues raise substantial doubts about our ability to continue as a going concern, due to the losses incurred and lack of significant operations. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended April 30, 2015, we have relied on the services of outside consultants for services and currently have twelve full-time employees.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase by at least 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Inflation

The impact of inflation on our costs and the ability to pass on cost increases to our customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past year, and we do not anticipate that inflationary factors will have a significant impact on future operations.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions, we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements, we believe the following critical accounting policy involves the most complex, difficult and subjective estimates and judgments.

Revenue Recognition

Information Technology:

Revenues from mobile app products are recognized on a cash basis. Revenues from History Reports are recognized on both a cash basis and a deferral basis depending on the nature of the transaction

Discontinued Operations:

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

We realize gains and losses as the result of the termination of leases, both at and prior to their scheduled termination, and the disposition of the related motorcycle. The disposal of motorcycles, which reach scheduled termination of a lease, results in a gain or loss equal to the difference between proceeds received from the disposition of the motorcycle and its net book value. Net book value represents the residual value at scheduled lease termination. Lease terminations that occur prior to scheduled maturity because of the lessee's voluntary request to purchase the vehicle have resulted in net gains, equal to the excess of the price received over the motorcycle's net book value.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sparta Commercial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Sparta Commercial Services, Inc. and subsidiary, as of April 30, 2015 and 2014, and the related consolidated statements of losses, deficit and cash flows for each of the two years in the period ended April 30, 2015. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sparta Commercial Services, Inc. at April 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note N to the accompanying consolidated financial statements, the company has suffered recurring losses from operations that raises substantial doubt about the company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note N. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ R B S M LLP

New York, New York
August 13, 2015

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	April 30, 2015	April 30, 2014

ASSETS
Current Assets
Cash and cash equivalents	$14,034	$70,456
Accounts receivable	10	182,343
Other current assets	5,706	51,364
Total Current Assets	19,750	304,163
Property and equipment, net of accumulated depreciation and amortization of $203,215 and $199,367, respectively (NOTE B)	10,047	9,974
Goodwill	10,000	10,000
Other assets	9,628	9,628
Deposits	79,776	40,568
Total Long Term Assets	109,451	70,170
Total assets from continuing operations	129,201	374,333
ASSETS FROM DISCONTINUED OPERATIONS (NOTE C)	13,955	90,024
Total assets	$143,156	$464,357

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,382,598	$1,259,368
Current portion notes payable net of beneficial conversion feature of $762,426 and $296,384, respectively (NOTE D)	1,374,786	821,511
Derivative liabilities	1,605,535	601,000
Total Current Liabilities	4,362,919	2,681,879
Long term portion of notes payable	1,263,369	1,198,368
Loans payable-related parties (NOTE E)	385,853	385,853
Total Long Term Liabilities	1,649,222	1,584,221
Total liabilities from continuing operations	6,012,141	4,266,100
LIABILITIES FROM DISCONTINUED OPERATIONS (NOTE C)	70,117	130,420
Total liabilities	6,082,258	4,396,520

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 157 shares issued and outstanding, respectively	-	1,570
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 43,238,320 and 20,987,353 shares issued and outstanding, respectively	43,238	20,987
Common stock to be issued 2,356,598 and 283,777, respectively	2,356	284
Preferred stock B to be issued, 0 and 72.48 shares, respectively	-	72
Additional paid-in-capital	42,528,909	41,738,613
Subscriptions receivable	-	(2,118,309)
Accumulated deficit	(49,178,453)	(44,257,306)
Total deficiency in stockholders' equity	(6,591,450)	(4,601,588)
Noncontrolling interest	652,348	669,424
Total Deficit	(5,939,102)	(3,932,164)
Total Liabilities and Deficit	$143,156	$464,357

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF LOSSES

	Year Ended
	April 30,
	2015	2014
Revenue
Information technology	$604,842	$476,022
Cost of goods sold	192,112	154,961
Gross profit	412,730	321,061

Operating expenses:
General and administrative	3,108,073	2,240,154
Depreciation and amortization	3,848	4,572
Total operating expenses	3,111,921	2,244,726

Loss from operations	(2,699,191)	(1,923,665)

Other (income) expense:
Other income	(22,182)	(77,190)
Interest expense and financing cost, net	499,618	337,688
Non-cash financing costs	181,994	113,260
Amortization of debt discount	1,013,934	417,291
(Gain) loss in changes in fair value of derivative liability	318,372	166,932
Total other expense	1,991,736	957,981

Net loss from continuing operations	(4,690,926)	(2,881,646)

Net loss from discontinued operations	(246,537)	(280,441)

Net Loss	(4,937,464)	(3,162,087)

Net loss attributed to Noncontrolling interest	17,076	53,767

Preferred dividend	(758)	(157,328)

Net loss attributed to common stockholders	$(4,921,148)	$(3,265,648)

Basic and diluted loss per share	$(0.18)	$(0.16)

Basic and diluted loss per share attributed to common stockholders	$(0.19)	$(0.19)

Weighted average shares outstanding	26,440,126	17,637,942

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF DEFICIT
FOR THE TWO YEARS ENDED APRIL 30, 2015

	Series A		Series B						Common Stock			Additional
	Preferred Stock		Preferred Stock		Shares to be issued		Common Stock		to be issued		Subscriptions	Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance April 30, 2013	125	$12,500	157	$1,570	57	$-	14,131,242	$14,131	625,340	$625	$(2,118,309)	$38,483,198	$(40,991,658)	$723,191	$(3,874,694)
Correcting							(40)	-	(85,826)	(87)		12			(75)
Preferred dividend to be issued					15		-	-	-	-	-	156,554			156,569
Derivative liability reclassification												518,379			518,379
Sale of common stock							3,883,899	3,884	(72,201)	(72)		1,295,165			1,298,977
Shares issued for financing cost							158,766	158	16,677	17		113,085			113,260
Shares issued for conversion of notes and interest							1,886,804	1,887	(205,713)	(205)		775,004			776,686
Stock compensation							926,682	927	5,500	6		386,008			386,941
Employee options expense												11,208			11,208
Net loss													(3,265,648)	(53,767)	(3,319,414)
Balance April 30, 2014	125	$12,500	157	$1,570	72	$-	20,987,353	$20,987	283,777	$284	$(2,118,309)	$41,738,613	$(44,257,305)	$669,424	$(3,932,163)
Correcting							345		(430)	(1)		-			(1)
Redemption of preferred B stock			(157)	(1,570)	(72)						2,118,309	(2,309,678)			(193,011)
Derivative liability reclassification												768,174			768,174
Sale of common stock							9,655,415	9,656	65,249	65		969,145			978,866
Shares issued for financing cost							1,302,830	1,303	27,069	27		180,582			181,912
Shares issued for conversion of notes, interest and accounts payable							10,025,638	10,025	1,920,933	1,921		752,996			764,942
Stock compensation							1,234,959	1,235	60,000	60		351,647			352,942
Employee stock & options expense							31,780	32				77,428			77,460
Net loss													(4,921,148)	(17,076)	(4,938,223)
Balance April 30, 2015	125	$12,500	-	$-	0	$-	43,238,320	$43,238	2,356,598	$2,356	$-	$42,528,908	$(49,178,453)	$652,348	$(5,939,102)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	FY ENDED
	APRIL 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,921,148)	$(3,265,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments	(1)	(75)
Dividend on preferred stock	-	156,569
Loss allocable to non-controlling interest	(17,076)	(53,767)
Depreciation and amortization	3,848	4,572
Change in fair value of derivative liabilities	318,372	166,932
Amortization of debt discount	1,013,934	417,291
Equity based finance cost	181,912	113,260
Equity based compensation	430,402	398,149
(Increase) decrease in operating assets:
Accounts receivable	(10,678)	(28,496)
Prepaid expenses and other assets	45,659	(3,083)
Deposits	(39,209)	-
Increase (decrease) in operating liabilities:
Accounts and accrued expenses	331,081	217,692
Net cash used in operating activities	(2,662,903)	(1,876,605)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,921)	-
Net cash (used in) investing activities	(3,921)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	978,866	1,298,977
Net proceeds from convertible notes	2,298,770	966,433
Net payments on convertible notes	(778,000)	(309,500)
Net proceeds from other notes	95,000	65,000
Net payment on other notes	-	(65,000)
Net payment on related notes	-	(7,407)
Net cash provided by financing activities	2,594,636	1,948,503

Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	15,766	(39,655)
Net Cash flow from discontinued operation	15,766	(39,655)

Net Decrease in cash	$(56,422)	$32,243

Unrestricted cash and cash equivalents, beginning of period	$70,456	38,213
Unrestricted cash and cash equivalents , end of period	$14,034	$70,456

Cash paid for:
Interest	$109,654	$11,438
Income taxes	$1,244	$5,600

Non cash investing and financing activities ( see: Note M)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

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

Revenue Recognition

Information Technology:

Revenues from mobile app products are recognized on a cash basis. Revenues from History Reports are recognized on both a cash basis and a deferral basis depending on the nature of the transaction.

Discontinued Operations:

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

We realize gains and losses as the result of the termination of leases, both at and prior to their scheduled termination, and the disposition of the related motorcycle. The disposal of motorcycles, which reach scheduled termination of a lease, results in a gain or loss equal to the difference between proceeds received from the disposition of the motorcycle and its net book value. Net book value represents the residual value at scheduled lease termination. Lease terminations that occur prior to scheduled maturity because of the lessee's voluntary request to purchase the vehicle have resulted in net gains, equal to the excess of the price received over the motorcycle's net book value.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

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

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740-10 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740-10, there has been no adjustment to the Company’s consolidated financial statements and the adoption of ASC 740-10 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2015.

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
APRIL 30, 2015 AND 2014

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the years ended April 30, 2015 and 2014, the Company’s continuing operations incurred advertising costs of $7,519 and $39,519, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.18 and $0.19 for the year ended April 30, 2015, respectively, and $0.16 and $0.19 for the year ended April 30, 2014, respectively. At April 30, 2015 and 2014, 20,081,014 (including 2,356,598 shares to be issued included on the balance sheet) and 6,076,389 (including 283,777 shares to be issued included on the balance sheet)  potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of April 30, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

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

NOTE B - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2015 and 2014 consist of the followings:

	2015	2014
Computer equipment, software and furniture	$213,262	$209,341
Less: accumulated depreciation	(203,215)	(199,367)
Net property and equipment	$10,047	$9,974

Depreciation expense related to property and equipment was $3,848, and $4,572 for the years ended April 30, 2015 and 2014, respectively.

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

	Fiscal Year Ended
	April 30,	April 30,
	2015	2014

Revenues	$41,714	$122,373
Net loss	$(246,537)	$(280,441)

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the year ending April 30, 2015.

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at April 30, 2015 and 2014 consist of the following:

	2015	2014
Motorcycles and other vehicles	$22,086	$60,686
Less: accumulated depreciation	(13,455)	(5,016)
Motorcycles and other vehicles, net of accumulated depreciation	8,631	55,670
Less: estimated reserve for residual values	(2,437)	(4,252)
Motorcycles and other vehicles under operating leases, net	$6,194	$51,418

At April 30, 2015, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the years ended April 30, 2015 and 2014 was $28,736 and $29,411, respectively. All of the assets are pledged as collateral for the note described in SECURED NOTES PAYABLE in this Note. These remaining leases are in a run-off mode.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

The following is a schedule by years of minimum future rentals (excluding residual values of $27,460) on non-cancelable operating leases as of April 30, 2015:

Year ending April 30,
2016	$27,460
2017	-
Total	$27,460

RETAIL (RISC) LOAN RECEIVABLES

All of the Company’s RISC loan receivables were sold in August 2013.   As of April 30, 2015 and 2014, the Company had RISC Loans receivables of $8,743(representing refinancing of two loans that had previously been sold) and zero, respectively; Interest receivable of $1,265 and $2,180, respectively; and deficiency receivables of $0 and $0, respectively. At April 30, 2015 and 2014, the reserve for doubtful RISC loan receivables was $0 and $1,124, respectively.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the year endings April 30, 2014 and 2015.

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

SECURED NOTES PAYABLE

	2015	2014

Secured, subordinated individual lender (a)	$58,037	$117,508
Secured, subordinated individual lender (b)	12,080	12,912
Total	$70,117	$130,420

(a)
The Company had financed certain of its leases and RISCs through two third parties. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at April 30, 2015 is 15.29%.

(b)
On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of additional Purchase Portfolio documentation. As of April 30, 2015, no such documents have been received. Proceeds from the Purchased Portfolio started accruing to the Company beginning November 1, 2008. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009, which was extended to August 15, 2015, and has granted the note holder a security interest in the Purchased Portfolio. On January 31, 2013, the holder converted $50,000 of the outstanding balance of the Note into 60,606 shares of the Company’s restricted common stock.

At April 30, 2015, the notes payable mature as follows:

Year ended April 30,	Amount
2016	$70,117
2017	-
Total Due	$70,117

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

NOTE D - NOTES PAYABLE$

Notes Payable	April 30, 2015	April 30, 2014
Notes convertible at holder’s option (a)	$2,707,080	$1,901,263
Notes convertible at Company’s option (b)	15,000	-
Notes with interest only convertible at Company’s option (c)	285,000	390,000
Non-convertible notes payable d)	393,500	25,000
Subtotal	3,400,580	2,316,263
Less, Debt discount	(762,426)	(296,384)
Total	$2,638,154	$2,019,879

(a) Notes convertible at holder’s option consists of:
     (i)                            a $1,163,369, 8% note originally due April 30, 2014, but subsequently amended to such time as the lawsuit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated, convertible at the holder’s option at $0.495 per share. The Company had recorded a $663,403 beneficial conversion discount for this note, which was fully amortized during fiscal 2013;
 (ii)                           (a) a $33,500, 6% note due June 30, 2015, and (b) a $40,000 note due December 23, 2015. The Company has recorded beneficial conversion discounts totaling $85,465 for the notes. The discounts are being fully amortized over the term of the notes.   The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 4,753,694 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to eighteen percent until the note is paid in full;
 (iii)                          (a) a $25,000, 12% convertible debenture due May 27, 2014 (the “Debenture”). The Debenture is convertible at $0.59 per share. The Company issued the holder 5,000 shares of its restricted common stock as inducement for the loan, and (b) a $50,000, 12% debenture, due March 20, 2015, convertible at the holder’s option at $0.59 per share), the Company issued the holder 10,000 shares of its restricted common stock as inducement for the loan. In fiscal 2014, the Company has recorded a $50,000 beneficial conversion discount for this note. The discount is being fully amortized over the term of the note; If the Company has not redeemed the outstanding principal and accrued interest of both Debentures in cash by their Maturity Dates and the original Debenture between the Holder and the Company dated September 19, 2007 is no longer outstanding, then for every 30 day period past the Maturity Date of which the principal balance an any accrued interest of this Debenture remain outstanding, the Company shall issue the Holder the greater of (i) 1,333 shares of the Company’s restricted common stock or (ii) the number of shares of the Company’s restricted common stock equal to $2,000 determined on the basis of the volume weighted average closing price “VWACP” of the Company’s common stock for the five consecutive trading days immediately prior to the 19th of each month (for a day to be included in the calculation, there must have been at least 100 shares traded on that day). As long as the Company remains current on the payment of the shares under Paragraph 12 of the Debentures, the Debentures shall be considered past due but not in default.
 (iv)                           seven notes aggregating $118,250, all due August 15, 2015 with interest ranging from 15% to 20%, with accrued interest compounding monthly at 8%. On one $25,000 note, which had been past due, the Company is paying 667 monthly penalty shares until the note is paid in full. All of the notes are convertible at the holder’s option at $0.25 per share. In fiscal 2012, the Company has recorded a $5,340 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes;
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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

   (vi)                          (a) $59,000, 5% convertible note due December 16, 2015. This is the final tranche of a $165,000 note. The conversion price is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $29,333 beneficial conversion discount for the note. The discount is being fully amortized over the initial term of the note, and (b) a $27,500 5% convertible note due February 25, 2017. This is the initial tranche of a $165,000 note. The conversion price is 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply). Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $21,079 beneficial conversion discount for the note. The discount is being fully amortized over the initial term of the note. The Company has reserved up to 2,400,000 shares of its common stock for conversion pursuant to the terms of the notes.
  (vii)                         (a) a $27,500, 5% convertible note due January 28, 2015, (b) a $27,500, 5% convertible note due April 29, 2015 and (c) a $27,500 convertible note due January 28, 2016. This lender has committed to lend up to $165,000. The lender may lend additional consideration to the Company in such amounts and at such dates as lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date of each note is one year from the effective date of each payment and is the date upon which the principal sum of this note, as well as any unpaid interest and other fees, shall be due and payable.  The conversion price for the notes is the lesser of $0.60 or 70% of the lowest closing price during the 20 trading days immediately before the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing price during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. In fiscal 2014, the Company has recorded a $59,437 beneficial conversion discount for the notes. The discounts are being fully amortized over the terms of the notes; (d) $490 outstanding balance on a $13,900, 10% convertible note due June 1, 2014. The Conversion Price for this note is the lesser of $0.50 or 70% of the lowest closing prices during the 20 trading days immediately before the day the conversion notice is delivered to the Company. The Company has reserved up to 8,750,000 shares of its common stock for conversion pursuant to the terms of the notes
 (viii)                        (a) a $25,000 8% convertible note due April 27, 2015, (b) a $55,000 8% convertible note due January 26, 2016, and (c) a $57,200 8% convertible note due January 26, 2016.  The notes are convertible at a 40% discount from the lowest closing price for the twenty trading days prior to conversion. The Company has recorded a $100,699 beneficial conversion discount for the notes. The discounts are being fully amortized over the initial term of the notes. The Company had reserved up to 5,106,571 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to fifteen percent until the notes are paid in full;
 (ix)                           (a) a $33,000, 8% note due August 16, 2015; and (b) a $33,000, 8% note due October 5, 2015. The Company has recorded a beneficial conversion discount of $32,904 for the notes. The discounts are being fully amortized over the term of the notes.   The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 1,735,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the notes are paid in full;
 (x)                            a $44,770, 5% note due April 15, 2016. In fiscal 2014, the Company has recorded a beneficial conversion discount of $35,816 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at the rate of 1.5 shares of common stock for each dollar converted.  In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full; and

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

 (xi)                           a $55,000, 12% note due June 22, 2015. The Company has recorded a beneficial conversion discount of $48,015 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by the average of the three lowest trades in the twenty trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 2,000,000 shares of its common stock for conversion pursuant to the terms of the note.
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
 (xiii)                         (a) a $55,125, 8% convertible note due December 9, 2015. The Company has recorded a beneficial conversion discount of $55,000 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the average of the three lowest closing prices in the fifteen trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (b) $42,500 outstanding under a $50,000, 8% convertible note due April 16, 2016. The Company has recorded a beneficial conversion discount of $50,000 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); and (c) a $52,500, 8% convertible note due December 9, 2015.  The Company has recorded a beneficial conversion discount of $52,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by the average of the three lowest closing prices in the fifteen trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).The Company had reserved up to 7,094,000 shares of its common stock for conversion pursuant to the terms of the note.
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
(xv)                          (a) a $27,500, 8% convertible note due February 2, 2016. The Company has recorded a beneficial conversion discount of $27,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (b) $35,000 outstanding under a $50,000, 8% convertible note due March 16, 2016. The Company has recorded a beneficial conversion discount of $50,000 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (c) $22,500, 8% convertible note due March 16, 2016. The Company has recorded a beneficial conversion discount of $22,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (d) $27,250,8% convertible note due March 16, 2016. The Company has recorded a beneficial conversion discount of $27,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 7,094,000 shares of its common stock for conversion pursuant to the terms of the note.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

(xvi)                            (a) a $27,500, 8% convertible note due February 2, 2016. The Company has recorded a beneficial conversion discount of $27,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (b) $42,900 outstanding under a $50,000, 8% convertible note due March 16, 2016. The Company has recorded a beneficial conversion discount of $50,000 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (c)  $22,500, 8% convertible note due March 16, 2016. The Company has recorded a beneficial conversion discount of $22,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (d) $27,250,8% convertible note due March 16, 2016. The Company has recorded a beneficial conversion discount of $27,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 7,094,000 shares of its common stock for conversion pursuant to the terms of the note.
(xvii)                           (a) a $33,000, 8% note due November 25, 2015; and (b) a $38,000, 8% note due January 17, 2016. The Company has recorded a beneficial conversion discount of $51,414 for the notes. The discounts are being fully amortized over the term of the notes.   The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 5,650,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the notes are paid in full;
(xviii)                           (a) two $30,000, 8% notes both due 4/14/16. The Company has recorded a beneficial conversion discount of $45,000 for the notes. The discounts are being fully amortized over the term of the notes. The notes are convertible at the note holder’s option at  a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 4,999,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the notes are paid in full.
(xix)                           a $25,000, 8% note due 4/22/16. The Company has recorded a beneficial conversion discount of $19,723 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 1,529,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note paid in full.

(b) Notes convertible at the Company’s option consist of:
(i)                            a $15,000, 10% note due 4/22/16. The note is convertible at the Company’s option, at a price of thirty ($0.30) cents per share only if, prior to any conversion, the closing price of the Company’s common stock has equaled or exceeded thirty ($0.30) cents per share for ten (10) consecutive trading days. The Company issued the Noteholder 37,500 shares of its restricted common stock as an inducement for the loan. If the note is not paid in full on or before maturity, the Company shall issue the noteholder 1,000 shares of its restricted common stock for each month, or portion thereof, that the note remains unpaid.

(c) Notes with interest only convertible at Company’s option consist of:
 (i)                              a 22% note in the amount of $10,000 due May 31, 2015 with interest convertible at the Company’s option at $1.50 per share;
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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

 (iii)                       a $210,000, 12.462% note due April 30, 2014, but subsequently amended to such time as the lawsuit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated. Interest is payable quarterly with a minimum or $600 in cash with the balance payable in cash or stock at the Company’s options calculated as the volume weighted average price of the Company’s common stock for the ten day trading period immediately preceding the last day of each three month period;
 (iv)                          a $25,000 10% note due February 2, 2016, the Company issued the note holder 110,000 shares of its common stock in connection with this loan Pursuant to the terms of this note, the Company is required to issue to the note holder 5,000 shares of its common stock for each month or portion thereof that the note remains unpaid. Interest is payable on all this note at the Company’s option in cash or in shares at the rate of $0.15 per share; and
 (v)                       a $15,000 5% note due May 31, 2015, the Company issued the note holder 5,000 shares of its common stock in connection with this loan.

(d) Non-convertible notes consist of:
 (i)                            a $25,000 note due May 31, 2015 that bears no interest. Pursuant to the terms of this note, the Company is required to issue to the note holder 1,000 shares of its common stock for each month or portion thereof that the note remains unpaid;
 (ii)                           a $75,000, 20% note due September 18, 2015. The Company has reserved 2,519,597 shares of the Company’s restricted common stock as collateral for the loan. The Company issued this noteholder 106,700 shares of restricted common stock as inducement for the loan and 417,891 shares of common stock to extend the maturity date of the note from March 18, 2015 to September 18, 2015;
 (iii)                        a $30,000, 8% note due December 31, 2014. The Company agreed to issue 10,000 shares of restricted common stock as an inducement for the loan and pay the holder 1,000 shares per month for each month or fraction thereof the note remains unpaid;
 (iv)                        a $100,000, 8% note due July 31, 2016. This note is collateralized by a security deposit in the amount of $76,610 held by the Company’s landlord; a $30,000, 10% note due April 20, 2016, and a $50,000, 10% note due April 22, 2016;
  (v)                        a $50,000, 20% note due September 18, 2015. The Company has reserved 1,672,241 shares of the Company’s restricted common stock as collateral for the loan. The Company issued this Noteholder 272,331 shares of restricted common stock as inducement for the loan; and
 (vi)                        a $33,500, 10% note due April 30, 2015. The Company agreed to pay the holder 1,000 shares per month for each month or fraction thereof the note remains unpaid.

Amortization of Beneficial Conversion Feature for the fiscal years ended April 30, 2015 and 2014 was $1,013,934 and $417,291, respectively.

The Company's derivative financial instruments consist of embedded derivatives related to the outstanding short term Convertible Notes Payable. These embedded derivatives include certain conversion features indexed to the Company's common stock. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related items at their fair values as of the inception date of the Convertible Notes Payable and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity's Own Equity ("ASC 815-40"), because of entering into the Convertible Notes Payable, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

The change in fair value of the derivative liabilities of warrants outstanding at April 30, 2015 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.09% to 1.32%
Expected stock price volatility		230%
Expected dividend payout		0
Expected options life in years	Ranging from	0.59 years to 4.51 years

The change in fair value of the derivative liabilities of convertible notes outstanding at April 30, 2015 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.001% to 0.24%
Expected stock price volatility		230%
Expected dividend payout		0
Expected options life in years	Ranging from	0. years to 1 year

The value of the derivative liability was re-assessed as of April 30, 2015 resulting in a loss to the consolidated statement of operations of $318,372 for the year ended April 30, 2015.

April 30, 2015
Opening balance	$601,000
Derivative liability reclassified to additional paid in capital	768,174
Derivative financial liability arising on the issue of convertible notes	554,733
Fair value adjustments	(318,372)
Closing balance	$1,605,535

NOTE E - LOANS PAYABLE TO RELATED PARTIES

The Company has outstanding, non-interest bearing notes totaling $372,093 to a Director and $13,760 to an officer and Director as of April 30, 2015.

NOTE F - EQUITY INSTRUMENTS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value per share, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value and 750,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 and 125 shares of Series A preferred stock issued and outstanding as of April 30, 2015 and 2014, respectively.  The Company had 0 and 157 shares of Series B preferred stock issued and outstanding as of April 30, 2015 and 2014 and 0 and 72.45 shares to be issued in lieu of cash dividends on the Series B preferred stock shares, respectively.  The Company had 0 and 0 shares of Series C preferred stock issued and outstanding as of April 30, 2015 and 2014, respectively.  The Company had 43,238,320 and 20,987,353 shares of common stock issued and outstanding and shares committed to be issued of 4,609,828 and 283,777 as of April 30, 2015 and 2014, respectively.

Preferred Stock Series A.

The Series A preferred stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi-annually in arrears, and is convertible into shares of common stock at the rate of one preferred share into 8.55 shares of common stock.  There were no transactions of the Series A Preferred Stock during the year ended April 30, 2015.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

Preferred Stock Series B

On July 24, 2009, the Company designated 1,000 shares as Series B Preferred Stock.  The Series B Preferred Stock, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to the Company’s common stock and any other class or series of preferred stock, and junior to all of the Company’s existing and future indebtedness.  The Series B Preferred Stock accrues dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B Preferred Stock.  The Company’s common stock may not be redeemed while shares of Series B Preferred Stock are outstanding.  The Series B Preferred Stock certificate of designations provides that, without the approval of a majority of the shares of Series B Preferred Stock, the Company cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B Preferred Stock, liquidate, dissolve or wind-up the Company’s business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock.  The Series B Preferred Stock have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of the Company’s business.  The shares of Series B Preferred Stock are redeemable at the Company’s option on or after the fifth anniversary of the date of its issuance.  During the year ended April 30, 2015, pursuant to the terms of the Series B Preferred Stock, the Company redeemed and returned to treasury all shares of Series B Preferred Stock and all shares of to be issued Series B Preferred Stock by exchanging the shares for $2,118,309 of note subscription receivables and $193,011 of interest receivable thereon. Subsequent to this redemption, there were no shares of Series B Preferred Stock outstanding and there were no shares of Series B Preferred Stock payable.

Preferred Stock Series C

In November 2009, the Company authorized a new series of 200,000 shares of preferred stock designated as Series C Convertible Preferred Stock, each share having a par value of $0.001 per share.  The Series C Preferred Stock shall, upon liquidation, winding-up or dissolution, rank: (a) senior to the Company's common stock and any other class or series of preferred stock of the Company which by their terms are junior to the Series C Preferred Stock (collectively, together with any warrants, rights, calls or options exercisable for or convertible into such Preferred Stock, the “Junior Shares”); (b) junior to all existing and future indebtedness of the Company; and (c) junior to the Company's Series A and Series B Preferred Stock.  The Series C Preferred Stock is not entitled to receive any dividends, has a liquidation value of $10.00 per share, redeemable at the Company’s option at $10.00 per share, and is convertible at the option of the holder into shares of common stock as follows: the number of such shares of common stock to be received for each share of Series C Preferred Stock so converted shall be determined by (A) dividing the number of shares of Series C Preferred Stock to be converted by the weighted average closing price per share of the Company's common stock for the ten (10) trading days immediately preceding the date on which the Company agrees to issue shares of Series C Preferred Stock to such holder multiplied by (B) the Series C liquidation value. There were zero and zero shares issued and outstanding at April 30, 2015 and 2014, respectively.

Common Stock
During the fiscal years ended April 30, 2015 and 2014, the Company expensed $430,402 and $398,149, respectively, for non-cash charges related to stock and option compensation expense.

During the fiscal year ended April 30, 2015, the Company:

●	sold 9,655,415 shares of common stock to eighteen accredited investors for $978,866,
●
issued 9,487,478 shares of common stock upon the conversion of convertible notes and accrued interest in the amount of $684,788, of which 122,451 shares were classified as to be issued at April 30, 2014 and 1,963,350 shares remained to be issued at April 30, 2015,

●
issued 1,353,830 shares of common stock with 51,000 shares of common stock to be issued at April 30, 2015 valued at $181,912 pursuant to terms of various notes of which 24,809 shares were classified as to be issued at April 30, 2014,

●	issued 1,234,959 shares of common stock valued at $352,942 pursuant to consulting agreements, of which 60,000 shares remained to be issued,
●
issued 538,160 shares of common stock in payment of $80,154 in accounts payable of which 20,000 shares were classified as to be issued at April 30, 2014, and 100,000 were classified as to be issued at April 30, 2015.

●	issued 31,780 shares of common stock valued at $77,460 to three employees in exchange for their outstanding stock purchase options.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

NOTE G – NON-CONTROLLING INTEREST

For the fiscal years ended April 30, 2015 and 2014, the non-controlling interest is summarized as follows:

Amount
Balance at April 30, 2013	$723,191
Noncontrolling interest’s share of losses	(53,767)
Balance at April 30, 2014	$669,424
Noncontrolling interest’s share of losses	(17,076)
Balance at April 30, 2015	$652,348

NOTE H – FAIR VALUE MEASUREMENTS

The Company follows the guidance established pursuant to ASC 820, which established a framework for measuring fair value, and expands disclosure about fair value measurements. ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

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

The table below summarizes the fair values of our financial liabilities that are required to be carried on a recurring basis as of April 30, 2015:

	Fair Value at	Fair Value Measurement Using
	April 30,
	2015	Level 1	Level 2	Level 3
Derivative liability	$1,605,535	-	-	$1,605,535

Derivative liability	$1,605,535	-	-	$1,605,535

The following is a description of the valuation methodologies used for these items:

Derivative liability — these instruments consist of certain variable conversion features related to notes payable obligations and certain outstanding warrants. These instruments were valued using pricing models, which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

NOTE I - INCOME TAXES

At April 30, 2015 and 2014, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $36,891,436 and $32,060,454, respectively, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that, the benefits will not be realized. Also, due to change in the control after reverse acquisition of Sparta Commercial Services, Inc., the Company's past accumulated losses to be carried forward may be limited.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

Components of deferred tax assets as of April 30, 2015 and 2014 are as follows:

	April 30,
	2015	2014
Noncurrent:
Net operating loss carry forward	$10,329,233	$8,976,606
Valuation allowance	(10,329,233)	(8,976,606)
Net deferred tax asset	$-	$-

The valuation allowance and increased by $1,352,627 and $908,514 during the years ended April 30, 2015 and 2014, respectively.

NOTE J - STOCK OPTIONS AND WARRANTS

Options:

On April 29, 2005, the Company issued to the Chief Operating Officer non-qualified stock options to purchase 11,667 shares of the Company's common stock, subject to vesting conditions, at an exercise price of $45.375 per share. The options have a five-year life from vesting. All of these options have expired.

During the year ended April 30, 2007, the Company granted options to purchase an aggregate of 57,334 shares of common stock to one employee and one Director.  53,334 of the options are exercisable at a price of $14.355 per share and 4,000 are exercisable at $9.00 per share. At grant date, 13,334 options vested immediately. The vested and unvested options were initially valued at $636,433 using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 131%; (3) risk-free interest rate of 5.04% and 5.24%, vest over a 36-month period and expire if unexercised in five years. 41,334 of these options have expired.

During the year ended April 30, 2008, the Company granted options to purchase an aggregate of 15,600 shares of common stock to thirteen employees exercisable at $7.50 per share. Because of separation from employment, 11,600 unexercised options were cancelled. The remaining vested and unvested options had an initial value of $23,019 using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 143%; (3) risk-free interest rate of 4.76%, vest over a 48-month period and expire if unexercised in ten years.

During the year ended April 30, 2011, the Company issued stock options, exercisable at $1.875 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2012, and 40% on May 12, 2014, to the following officers and directors:  Anthony Havens, 88,967 options; Kristian Srb, 32,867 options; Richard Trotter, 53,550 options; Jeffrey Bean, 12,750 options; Anthony Adler, 53,267 options; and Sandra Ahman, 41,934 options.  The vested and unvested options were initially valued at $409,790 using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 271; (3) risk-free interest rate of 0.89%, vest over a 36-month period and expire if unexercised in five years.  $163,322 of the remaining initial value were charged to expense in fiscal year end 2013.

During the year ended April 30, 2011, the Company issued to four employees under the Company’s 2005 Stock Incentive Compensation Plan options to purchase a total of 28,667 shares of common stock at $1.65 per share until December 1, 2018, subject to vesting at the rate of 40% on the grant date, 20% on December 1, 2011, 20% on December 1, 2014 and 20% on December 1, 2015. As of April 30, 2011, the vested and unvested options were initially valued at $42,961 using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 250; (3) risk-free interest rate of 2.33%, vest over a 48-month period and expire if unexercised in ten years.   $6,444 and $8,592 of the initial value were charged to expense in fiscal year end 2014 and 2013, respectively.

During the year ended April 30, 2012, the Company issued to two directors, 13,334, five year options each. The options are exercisable at $0.60 per share and have been valued at $5,955 each using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 227%; (3) risk-free interest rate of 0.41%, vest over a 36-month period and expire if unexercised in five years. The Company charged $4,764 and $4,170 to expenses for the fiscal years ended 2014 and 2013, respectively.

During the fiscal year ended April 30, 2015, four employees agreed to exchange 3,999 options exercisable at $7.50 per share and 28,667 options exercisable at $ 1.65 per share for 113,338 shares of the Company’s common stock, valued at $77,460. The shares will vest as follows: 37,780 shares on June 30, 2014; 37,777 shares on June 30, 2015; and 37,777 shares on June 30, 2016.  Only 31,780 shares of the initial 37,780 shares were issued during the year ended April 30, 2015. The shares were authorized/issued from the 2005 Stock Incentive Compensation Plan.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

Pursuant to resolutions of the Company’s Board of Directors in August 2014, the exercise price on the 327,335 options held by the Company’ s officers and directors was reduced to $0.50 per share from exercise prices ranging from $0.60 to $14.355, and the expiration dates were extended by two years. The $63,149 valuation of this action was fully expensed during the year.

No options were granted during the fiscal year ended April 30, 2015.

The following table summarizes common stock options issued to officers, directors and employees outstanding and the related exercise price.

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
327,335	2.22	$0.50	327,335	$0.50

Transactions involving stock options issued to officers, directors and employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2013	379,667	$3.20
Granted	-	-
Exercised	-	-
Canceled or expired	(19,666)	(20.05)
Outstanding at April 30, 2014	360,001	$2.41
Granted	-	-
Exercised	(32,666)	(2.37)
Canceled or expired	-	-
Outstanding at April 30, 2015	327,335	$0.50

No options were granted during the fiscal years ended April 30, 2015 and 2014.

Warrants:

No warrants were granted during the year ended April 30, 2014.

During the year ended April 30, 2015, the Company issued two warrants to purchase an aggregate of 190,000 shares of common stock to a consultant. The warrant to purchase 150,000 shares were initially valued at $30,918 using the Black-Sholes option-pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 140%, (3) risk-free interest rate of 0.95%, and (4) expected life of 3 years. The warrant to purchase 40,000 shares were initially valued at $7, 707 using the Black-Sholes option-pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 140%, (3) risk-free interest rate of 1.62%, and (4) expected life of 5 years. The warrants have exercise prices of $0.40 and $0.80 respectively, and are fully vested.

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
APRIL 30, 2015 AND 2014

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.275	25,938	.86	$1.275	25,938	$1.275
$0.8475	123,145	1.15	$0.8475	123,145	$0.8475
$0.80	20,000	2.67	$0.80	20,000	$0.80
$0.75	21,680	1.30	$0.75	21,680	$0.75
$0.65	40,000	5	$0.65	40,000	$0.65
$0.60	40,000	2.16	$0.60	40,000	$0.60
$0.40	150,000	2	$0.40	150,000	$0.40
	420,763	1.02	$0.66	420,763	$0.66

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 2013	439,196	$1.27
Granted	-	-
Exercised	-	-
Canceled or expired	(41,311)	(5.40)
Outstanding at April 30, 2014	397,885	1.99
Granted	190,000	0.45
Exercised	(167,122)	(0.8475)
Canceled or expired	-	-
Outstanding at April 30, 2015	420,763	$0.66

No non-employee warrants were granted during the year ended April 30, 2014.The weighted-average fair value of stock warrants granted to non-employees during the year ended April 30, 2015 was $0.20, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

	2015	2014
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.09%	-
Expected stock price volatility	140%	-
Expected dividend payout	-	-
Expected option life-years	3.42	-

The amount of the initial expenses charged to operations for compensatory warrants granted in exchange for services was $38,625 for the year ended April 30, 2015.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

NOTE K - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located at 370 Lexington Avenue, Suite 1806, New York, NY 10017. We have an agreement for use of office space at this location under a sub-lease expiring on June 29, 2015. The office space contains approximately 2,800 square feet.    For the year ended April 30, 2015, the rent was $185,213. For the year ending April 30, 2016, the rent is $229,830 and for the remaining two months of our sub-lease ending June 30, 2016 the rent is $38,305.

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

The Company entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens, our Chief Executive Officer. The employment is for a term of five years. The employment term is to be automatically extended for one five-year period, and additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. The agreement was automatically extended for one year on July 12, 2015.  He is entitled to six weeks of paid vacation per year, and health insurance, short-term and long-term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He did not receive any equity compensation as part of this agreement.

Litigation

As at April 30, 2015, we were not a party to any material pending legal proceeding except as stated below.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

On December 18, 2012, the Company filed suit in the United States District Court for the Southern District Court of New York against a former credit provider. The suit sought damages arising out of the credit provider’s termination of the Company’s credit line in 2009. The defendant counterclaimed for recovery of legal fees under an indemnification clause contained in one of the loan documents. The matter proceeded to trial in May 2015, and the Court thereafter issued a decision finding in favor of the defendant on the Company’s claims. The defendant now seeks recovery of approximately $2 million in legal fees, relying on the contractual indemnity clause. The Company believes that it has good and valid defenses to the claim, including that the indemnification clause only applies to third party claims; however, there can be no assurance that the Court will agree with the Company’s arguments. The defendant’s motion is currently scheduled to be heard in September 2015. The Company is currently considering an appeal of the Court's decision on the Company's claims.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014

NOTE L - NON-CASH FINANCIAL INFORMATION

Subsequent to April 30, 2015 the Company:

During the year ended April 30, 2015, the Company:

•	Issued 167,260 shares of common stock that were classified as to be issued at April 30, 2014.
•	Issued 1,353,830 shares of common stock (of which, 51,000 shares remained to be issued at April 30, 2015) valued at $181,912 pursuant to the terms of various notes.
•	Derivative liability reclassification of $768,174.
•	Issued 9,883,187 shares of common stock (of which 2,063,350 shares remained to be issued at April 30, 2015) for conversion of notes, interest, and accounts payable of $764,942.

During the year ended April 30, 2014, the Company:

•	Issued 567,240 shares of common stock that were classified as to be issued at April 30, 2013.
•	Issued 158,766 shares of common stock valued at $113, 260 pursuant to the terms of various notes.
•	Derivative liability reclassification of $518,379.
•	Issued 1,888,804 shares for conversion of notes, interest, and accounts payable of $776,686.
•	Issued 20,000 shares of common stock, valued at $6,200, to a note holder as inducement.

NOTE M - SUBSEQUENT EVENTS

Subsequent to April 30, 2015 the Company:

•	Sold 760,456 shares of restricted common stock to an accredited investor for $20,000.
•	Issued 391,059 shares of restricted common stock valued at $11,078 to two six-note holders pursuant to the terms of their notes.
•	Issued 2,846,000 shares of restricted common stock valued at $82,080 to two consultants.
•	Issued 2,024,371 shares restricted common stock that had been classified as to be issued at April 30, 2015.
•	Issued 340,000 shares of common stock in partial settlement of $14,500 of accounts payable.
•	Issued 22,049,916 shares of common stock to ten note holders upon conversion of $374,152 of notes payable.
•	Issued 35,056 shares of common stock to three employees pursuant to vesting terms of prior stock grant awards.
•	Repaid $173,000 of convertible notes.
•
Borrowed a $33,000, 8% note due February 21, 2016 and a $38,000 8% note due April 17, 2016. Both notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the note is paid in full.

•
Borrowed a $55,000, 8% note due April 30, 2016 and a $100,000 8% note due April 30, 2016. Both notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest trading price for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). In the event the notes are not paid when due, the interest rate is increased to twenty-four percent until the note is paid in full.

•
Borrowed a $55,000 8% convertible note due May 27, 2016, and a $58,000 8% convertible note due July 8, 2016 of which $25,000 was due to be paid July 29, 2015.  The notes are convertible at a 40% discount from the lowest closing price for the twenty trading days prior to conversion. In the event the notes are not paid when due, the interest rate is increased to fifteen percent until the notes are paid in full.

•
Borrowed a $31,900 10% convertible note due July 28, 2016. The note is convertible at a 42% discount from the lowest closing price for the twenty trading days prior to conversion. In the event the notes are not paid when due, the interest rate is increased to fifteen percent until the notes are paid in full.

•
Borrowed $27,500, (the initial tranche of a $165,000 5% convertible note) due June 15, 2016. The lender may lend additional consideration to the Company in such amounts and at such dates as lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date of each note is one year from the effective date of each payment and is the date upon which the principal sum of this note, as well as any unpaid interest and other fees, shall be due and payable.  The conversion price for the notes is the lesser of $0.60 or 70% of the lowest closing price during the 20 trading days immediately before the day the conversion notice is delivered to the Company.

•
Borrowed a $22,500, 8% convertible note due July 19, 2016. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by lowest closing bid price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). In the event the notes are not paid when due, the interest rate is increased to twenty-four percent until the notes are paid in full.

•
Borrowed a $50,000, 8% convertible note due June 2, 2016. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by lowest closing bid price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). In the event the notes are not paid when due, the interest rate is increased to twenty-four percent until the notes are paid in full.

•
Borrowed from four accredited investors, four one-year notes at 10% interest as follows: $25,000 due June 29, 2016, $10,000 due June 29, 2016, $5,000 due July 20, 2016, and $21,000 due July 22, 2016. As inducement for the notes, the Company agreed to issue such number of shares of the Company’s common stock that equaled two-and-one-half times the amount of the note. The notes are convertible at $0.30 per share at the Company’s option if, and only if the closing price of Company’s common stock meets or exceeds $0.30 per share for ten consecutive trading days prior to any conversion.

•
Borrowed from three accredited investors, nine one-year notes at 10% interest as follows: $50,000 due May 5, 2016, $32,000 due May 13, 2016, $50,000 due May 18, 2016, $20,000 due May 28, 2016, $25,000 due May 29, 2016, $50,000 due June 24, 2016, $22,500 due July 8, 2016, $20,000 due July 14, 2016, and $25,000 Due July 31, 2016. As inducement for the notes, the Company agreed to issue such number of shares of the Company’s common stock that equaled two-and-one-half times the amount of the note.

NOTE N - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the period October 1, 2001 (date of inception) through April 30, 2015, the Company has incurred a cumulative net loss of $49,178,453. During the year ended April 30, 2015, the Company incurred a net loss of $4,921,148.  As of April 30, 2015, the Company had a deficit net worth of $5,939,102. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2015.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2015 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2015, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day-to-day operations.
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

RBSM LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of April 30, 2015.

Changes in Internal Controls

During the fiscal year ended April 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Not applicable.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of August 1, 2015.

Name	Age	Position
Anthony L. Havens	61	Chief Executive Officer, President, and Chairman
Kristian Srb	60	Director
Jeffrey Bean	62	Director
Anthony W. Adler	75	Executive Vice President and Principal Financial Officer
Richard P. Trotter	72	Chief Operating Officer
Sandra L. Ahman	52	Vice President, Secretary and Director

Management Profiles

Anthony L. Havens, Chief Executive Officer, President, and Chairman. On February 27, 2004, Mr. Havens became our Chief Executive Officer, President and Chairman of the Board. Mr. Havens served as acting Chief Financial Officer from July 2005 to September 2006. Mr. Havens served as the Managing Member and Chief Executive Officer of our predecessor entity, Sparta Commercial Services, LLC, since its inception in 2001 until its dissolution in February 2006. He is involved in all aspects of Sparta's operations, including providing strategic direction, and developing sales and marketing strategies. From 1994 to 2004, Mr. Havens was Chief Executive Officer and a director of American Motorcycle Leasing Corp. He co-founded American Motorcycle Leasing Corp. in 1994, and developed its operating platform and leasing program to include a portfolio, which includes both prime and sub-prime customers. Mr. Havens has over 20 years of experience in finance and investment banking.

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

Anthony W. Adler, Executive Vice President and Principal Financial Officer. From March 2004 to August 2006, Mr. Adler was a full time consultant to the Company, and in September 2006, joined Sparta as Executive Vice President and as principal financial officer. From 1995 to March 2004, he was Chief Financial Officer of American Motorcycle Leasing Corp.  From 1993 to 1994, Mr. Adler was Chief Executive Officer of Innotek, Inc., a public company engaged in the development and distribution of skin-care products. Prior to 1993, Mr. Adler served in numerous executive capacities including Director of Research and Vice President, Corporate Finance for two New York Stock Exchange Member Firms. Mr. Adler holds an MBA from New York University and a BA from Columbia College.

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

Our Board of Directors does not currently maintain a separately designated standing audit, nominating, or compensation committee, or other similar committee, of the Board of Directors, and we do not have audit, nominating, or compensation committee, or other similar charter.  Functions customarily performed by such committees are performed by our Board as a whole as our operations have been limited and we have had a small number of officers and a small number of directors since inception. We are not required to maintain such committees under the applicable rules of the OTC Bulletin Board. None of our directors qualifies as an "audit committee financial expert." As all of our Board members are officers or nominees of a substantial stockholder who may not be deemed independent, we have not established separate Board committees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta's executive officers, directors, and persons who beneficially own more than ten percent of Sparta's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta's common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person.  Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2015, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 11.             EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended April 30, 2015 ("Named Executive Officers").

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)(a)	($)	($)(b)	($)(b)(b)	($)(c)	($)

Anthony L. Havens	2015	280,000		-	-	45,586	325,586
Chief Executive Officer	2014	280,000		-	-	106,615	386,615

Anthony W. Adler
Executive Vice President and	2015	185,000	-	-	-	-	185,000
Principal Financial Officer	2014	185,000	-	-	-	-	185,000

Richard P. Trotter	2015	100,000	-	-	-	-	100,000
Chief Operating Officer	2014	100,000	-	-	-	-	100,000

(a)
For Mr. Adler includes accrued; unpaid net salary of $112,018, $119,025, and $78,420 at year end 2015, 2014 and 2013, respectively. For Mr. Trotter, includes accrued; unpaid net salary of $74,754 and $52,198 at year end 2015 and 2014, respectively

(b)
Represents the stock-based compensation recognized in accordance with ASC 718. Stock-based awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of stock-based awards are discussed in Note J to the consolidated financial statements.

(c)
This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000. In fiscal 2015 and 2014, for Mr. Havens, this includes $45,586 and $106,615, respectively, for garage rental, life  insurance and reimbursement of unused vacation time.

In general, compensation payable to a Named Executive Officer consists of a base salary, a stock or stock option award, and may include a cash bonus.  During our 2015 fiscal year, we had in effect a written employment agreement with the Mr. Havens.  Our compensation system has generally not been tied to performance-based conditions other than the passage of time.

Employment Agreement with CEO

We entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens who serves as our Chief Executive Officer.  The agreement was for an initial term of five years, and provided for automatic extensions for one five-year period and for additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended.  The agreement was automatically extended for one year in July 2015. His base salary is at an annual rate of $280,000.  He is entitled to defer a portion of his base salary each year.  He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors.  He is entitled to a $1,000,000 term insurance policy.  He is entitled to six weeks of paid vacation per year, health insurance, short term and long-term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives.  He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies.  If terminated, he is entitled to three months of severance for up to six months of service for each year of employment, plus full participation in all standard employee benefits during the period of severance payments.  The employment agreement provides for termination for cause.  If he resigns for good reason or is terminated without cause within twelve months after a change in control, he is entitled to receive an additional lump sum payment equal to the greater of the severance payment or the balance of his base salary for the remaining employment term, continued coverage under any welfare benefits plans for two years, and full vesting of any account balance under a 401(k) plan.  For purposes of the employment agreement, a change in control refers to:

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as at April 30, 2015.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)(3)	Option expiration date(3)	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Anthony L. Havens (1)	88,967	-	0.50	5/12/2017	-	-
Anthony W. Adler (2)	16,000	-	0.50	9/21/2016	-	-
Anthony W. Adler (1)	53,267	-	0.50	5/12/2017	-	-
Sandra H. Ahman (1)	41,933	-	0.50	5/12/2017	-	-
Richard P. Trotter (1)	53,550	-	0.50	5/12/2017	-	-

(1)	Granted pursuant to an option agreement dated May 12, 2011. The options are exercisable, subject to vesting, for a period of five years from the grant date at $1.875 per share. See note (3)
(2)	Granted pursuant to an option agreement dated September 22, 2006. The options are exercisable for a period of five years from the vesting date at $14.355 per share. See note (3)
(3)
Pursuant to resolutions of the Company’s Board of Directors in August 2014, the exercise price on the 327,333 options held by the Company’ s officers and directors was reduced to $0.50 per share from exercise prices ranging from $0.60 to $14.355, and the expiration dates were extended by two years. The $63,149 valuation of this action was fully expensed during the year.

No options were granted during the fiscal year ended April 30, 2015.

Compensation of Directors

In fiscal 2015, non-employee directors received no compensation.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of April 30, 2015.

Plan category	Number of shares issued during the year ended April 30, 2015	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by securities holders
2005 Plan	113,334 (1)	-	-	-
Equity compensation plans not approved by security holders
2009 Plan	238,160	-	-	116,270
2014 Plan	200,000	-	-	2,800,000
Total	551,494	-	-	2,916,270

(a)	For purposes of the table, does not include shares issued and outstanding pursuant neither to the Company’s 2009 Consultant Stock Plan, nor 1,334 shares vested pursuant to a restricted stock grant.
(b)	Calculation excludes shares issued pursuant to stock grants.
(1)	The shares vest as follows: 37,780 shares on June 30, 2014; 37,777 shares on June 30, 2015; and 37,777 shares on June 30, 2016.

Plans in the Shareholder Approved Category

In July 2004, we adopted our 2005 Stock Incentive Compensation Plan (the “2005 Plan”).  The 2005 Plan authorizes our Board of Directors to grant securities, including stock options, to employees, directors and others, in the aggregate amount of 113,334 shares of common stock. Securities issued under the plan may be stock awards, non-qualified options, incentive stock options, or any combination of the foregoing.  In general, stock options granted under the plan have a maximum duration of ten years from the date of the grant and are not transferable. The per share exercise price of any incentive stock option granted under the plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over ten percent or more of our capital stock are granted at 110% of fair market value of the underlying common stock on the date of grant and expire five years after the date of grant. No awards may be granted after July 1, 2014.  In June 2015, four employees agreed to exchange 3,999 options exercisable at $7.50 per share and 28,667 options exercisable at $ 1.65 per share for 113,334 shares of the Company’s common stock, valued at $77,460. The shares will vest as follows: 37,780 shares on June 30, 2014; 37,777 shares on June 30, 2015; and 37,777 shares on June 30, 2016.  Only 31,780 shares of the initial 37,780 shares were issued during the year ended April 30, 2015.

As of April 30, 2015, no options to purchase shares of common stock were outstanding under the plan.

Plans Not in the Shareholder Approved Category

On November 1, 2004, pursuant to an employment agreement with Richard P. Trotter, our Chief Operating Officer, we granted an award of 1,667 shares of our common stock, subject to vesting and subject to continued employment.  As of April 30, 2015, Mr. Trotter was vested with 1,667 shares.

On September 22, 2006, pursuant to an option agreement with Anthony W. Adler, our Executive Vice President, we issued stock options to purchase up to 53,334 shares of a common stock, exercisable at $14.355 per share until September 22, 2015. Options to purchase 37,334 shares have expired. The remaining 16,000 options expire September 22, 2015. Pursuant to resolutions of the Company’s Board of Directors in August 2014, the exercise price of the options was reduced to $0.50 per share and the expiration date extended to September 22, 2016.

On October 23, 2006, pursuant to an option agreement with Jeffrey Bean, one of our directors, we issued stock options to purchase up to 6,667shares of common stock, exercisable at $7.50 per share until October 23, 2015. All but 1,333 of these options have expired. Pursuant to resolutions of the Company’s Board of Directors in August 2014, the exercise price of the options was reduced to $0.50 per share and the expiration date extended to October 22, 2016.

In the fiscal year ended April 30, 2010, we issued four warrants to purchase an aggregate of 34,501 shares of common stock to three consultants valued at $119,923. The warrants are exercisable at $0.8475 per share and expire on various dates from July 12, 2015 to June 22, 2016.

On May 12, 2010, we issued stock options, exercisable at $1.875 per share until May 12, 2015, subject to vesting at the rate of 20% on the grant date, 40% on May 12, 2011, and 40% on May 12, 2012, to the following officers and directors:  Anthony Havens, 88,967 options; Kristian Srb, 32,867 options; Richard Trotter, 53,550 options; Jeffrey Bean, 12,750 options; Anthony Adler, 53,267 options; and Sandra Ahman, 41,934 options. Pursuant to resolutions of the Company’s Board of Directors in August 2014, the exercise price of the options was reduced to $0.50 per share and the expiration date extended to May 12, 2017.

On November 22, 2011, we issued stock options, exercisable at $0.60 per share until November 22, 2016, subject to vesting at the rate of 20% on the grant date, 40% on November 22, 2012, and 40% on November 22, 2014, to the following directors:  Kristian Srb, 13,334 options, and Jeffrey Bean, 13,334 options. Pursuant to resolutions of the Company’s Board of Directors in August 2014, the exercise price of the options was reduced to $0.50 per share and the expiration date extended to November 22, 2018.

In the fiscal year ended April 30, 2011, we issued five warrants to purchase an aggregate of 23,977 shares of common stock to a consultant valued at $105,235. The warrants are exercisable at $1.275 per share and expire on various dates from December 1, 2015 to April 30, 2016. Additionally, we issued six warrants to purchase an aggregate of 88,642 shares of common stock to three consultants valued at $180,963. The warrants are exercisable at $0.8475 per share and expire on various dates from June 15, 2016 to January 20, 2017.

In the fiscal year ended April 30, 2012, we issued four warrants to purchase an aggregate of 43,641 shares of common stock to a consultant valued at $33,007. 1,961 warrants are exercisable at $1.275 and expire May 31, 2016; 21,680 warrants are exercisable at $o.75 and expire in August 2016; and 20,000 warrants are exercisable at $0.60 and expire March 30, 2017.

In the fiscal year ended April 30, 2013, we issued two warrants to purchase an aggregate of 40,000 shares of common stock to a consultant valued at $33,801. 20,000 warrants are exercisable at $0.80 and expire December 31, 2017, and 20,000 warrants are exercisable at $0.60 and expire September 20, 2017.

No warrants were issued in the year ended April 30, 2014.

In the fiscal year ended April 30, 2015, we issued to a consultant five year fully vested warrants to purchase 40,000 shares of common stock exercisable at $0.65 per share, which were valued at $7,707 and expire November 1, 2019. In addition, we issued to another consultant, three year fully vested warrants to purchase 150,000 shares of common stock exercisable at $0.40 per share, which were valued at $30,918 and expire March 24, 2017.

In May 2009, the Company’s Board of Directors authorized a 2009 Consultant Stock Plan covering 133,334 shares of the Company’s common stock for purposes of compensation of certain consultants. Effective June 12, 2013 the Plan was amended to increase the authorized number of shares by 500,000 bringing the total number of authorized shares to 633,333. During the fiscal years ended April 30, 2015 and 2014, the Company issued 238,160 and 170,000 shares, respectively under the plan. As of April 30, 2015, 116,270 shares were available for issuance pursuant to the plan.

In October 2014, the Company’s Board of Directors approved the “2014Equity Incentive Plan” authorizing the issuance of up to 3,000,000 shares of the Company’s common stock or common stock purchase options. The purpose of the  2014 Equity Incentive Plan (the “2014 Plan”) is to advance the interests of Sparta Commercial Services, Inc. (the “Company”) and its shareholders by enabling the Company and its Subsidiaries to attract and retain persons of ability to perform services for the Company and its Subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The shares underlying the 2014 Plan were registered on Form S-8 with the Securities and Exchange Commission on November 3, 2014. During the fiscal year ended April 30, 2015, 200,000 shares of common stock were issued under the 2014 Plan.

Common Stock Ownership

The table below sets forth information regarding the beneficial ownership of our common stock as of July 31, 2015 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities, which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the beneficially owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	348,085	0.80%
Kristian Srb (2)	445,144	1.02%
Jeffrey Bean (3)	31,032	0.07%
Anthony W. Adler (4)	121,833	0.28%
Richard P. Trotter (5)	121,138	0.28%
Sandra L. Ahman (6)	49,678	0.11%
All current directors and named officers as a group (6 in all)	1,116,910	2.25%

(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 370 Lexington Avenue, Suite 1806, New York, NY 10017.
(1)
Mr. Havens' minor son owns approximately 50,000 shares of common stock in a trust account. Mr. Havens is not the trustee for his son's trust account, and does not have the sole or shared power to vote or direct the vote of such shares.  Mr. Havens disclaims beneficial ownership of such shares held in his son's trust account.

Includes 88,967 vested options, all exercisable at $0.50 per share until May 12, 2017.
(2)	Includes 32,867 vested options, all exercisable at $0.50 per share until May 12, 2017. And, 13,333 vested stock options, all exercisable at $0.50 until November 22, 2018.
(3)
Includes 1,333 vested stock options, exercisable at $0.50 per share until October 23, 2016, and 12,750 vested options all exercisable at $0.50 per share until May 12, 2017. And, 13,333 vested stock options all exercisable at $0.50 until November 22, 2018.

(4)
Includes 16,000 vested stock options, exercisable at $0.50 per share until September 22, 2016, and 44,445 shares held by The Anthony W. Adler Irrevocable Trust, dated October 1, 2009.  Includes 53,267 vested stock options, exercisable at $0.50 per share until May 12, 2017.

(5)
Includes 1,667 vested shares and 44,445 shares held by The Richard and Kay Trotter Trust Established March 18, 2009. Includes 21,476 shares to be issued to Mr. Trotter in lieu of salary.  Includes 53,550 vested stock options, all exercisable at $0.500 per share until May 12, 2017.

(6)	Includes 41,993 vested stock options, all exercisable at $0.50 per share until May 12, 2017.

Changes in Control

Other than outstanding convertible securities, we do not have any arrangements that may result in a change in control.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended April 30, 2014, we repaid Kristian Srb, one of our directors $7,407. There were no transactions with our Directors during the fiscal year ended April 30, 2015. As of April 30, 2015, we owed Mr. Srb $372,093.

Director Independence

None of our directors, other than Kristian Srb and Jeffrey Bean, is deemed an independent director.  For purposes of determining independence, we are applying the independence standards of the NASDAQ Stock Market LLC.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by RBSM LLP, our principal independent registered public accounting firm, during the fiscal years ended April 30, 2015 and 2014 were $115,000 and $110,000, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2015 and 2014 were $0. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2015 and 2014 were $0. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services our principal independent registered public accounting firm for the fiscal years ended April 30, 2015 and 2014.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm.  All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2015 and 2014were pre-approved.  The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of audit and non-audit services was compatible with maintaining the auditor's independence.

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           List of documents filed as a part of this report:

(1)         Index to Consolidated Financial Statements

Report of Registered Independent Certified Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2015 and 2014
Consolidated Statements of Losses for the years ended April 30, 2015 and 2014
Consolidated Statement of Deficit for the two years ended April 30, 2015
Consolidated Statements of Cash Flows for the years ended April 30, 2015 and 2014
Notes to Consolidated Financial Statements

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

11.0*	Form of Convertible Note

12**	2014 Equity Incentive Plan
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of Form 10-K filed on August 15, 2011)
21.1*	List of Subsidiaries
23.1*	Consent of RBSM LLP
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

Date: August 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President
and Chairman of the Board

Date: August 13, 2015

By:	/s/ Anthony W. Adler
Anthony W. Adler
Executive Vice President, and
Interim Principal Financial Officer

Date: August 13, 2015

By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: August 13, 2015

By:	/s/ Kristian Srb
Kristian Srb
Director

Date: August 13, 2015

By:	/s/ Jeffrey Bean
Jeffrey Bean
Director

Date: August 13, 2015