Form 10-Q
period 2015-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2015-09-21
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of September 11, 2015, we had 87,340,827 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2015

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	July 31, 2015	April 30, 2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$52,322	$14,034
Accounts receivable	24,584	10
Other current assets	39,667	5,706
Total Current Assets	116,573	19,750
Property and equipment, net of accumulated depreciation and amortization of $204,272 and $203,215, respectively (NOTE B)	8,990	10,047
Goodwill	10,000	10,000
Other assets	9,628	9,628
Deposits	79,776	79,776
Total Long Term Assets	108,394	109,451
Total assets from continuing operations	224,967	129,201
ASSETS FROM DISCONTINUED OPERATIONS (NOTE C)	7,101	13,955
Total assets	$232,068	$143,156

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,496,439	$1,382,598
Current portion notes payable net of beneficial conversion feature of $887,860 and $762,426, respectively (NOTE D)	1,737,838	1,374,786
Derivative liabilities	2,026,661	1,605,535
Total Current Liabilities	5,260,938	4,362,919
Long term portion notes payable	1,075,868	1,263,369
Loans payable-related parties (NOTE E)	385,853	385,853
Total Long Term Liabilities	1,461,721	1,649,222
Total liabilities from continuing operations	6,722,659	6,012,141
LIABILITIES FROM DISCONTINUED OPERATIONS (NOTE C)	61,431	70,117
Total liabilities	6,784,089	6,082,258

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding at July 31, 2015 and April 30, 2015, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding at July 31, 2015 and April 30, 2015, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding at July 31, 2015 and April 30, 2015, respectively	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 73,710,011 and 43,238,320 shares issued and outstanding at July 31, 2015 and April 30, 2015, respectively	73,710	43,238
Common stock to be issued 2,275,638 and 2,356,598 shares at July 31, 2015 and April 30, 2015, respectively	2,276	2,356
Additional paid-in-capital	43,509,634	42,528,909
Accumulated deficit	(50,806,753)	(49,178,453)
Deficit attributable to Sparta Commercial Services, Inc.	(7,208,632)	(6,591,450)
Non-controlling interest	656,612	652,348
Total Deficit	(6,552,020)	(5,939,102)
Total Liabilities and Deficit	$232,068	$143,156

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended
	July 31
	2015	2014
Revenue
Information technology	$167,223	$132,807
Cost of goods sold	44,146	43,250
Gross profit	123,077	89,557

Operating expenses:
General and administrative	763,050	564,809
Depreciation and amortization	1,057	896
Total operating expenses	764,107	565,705

Loss from operations	(641,030)	(476,148)

Other (income) expense:
Other income	(7,153)	(10,768)
Interest expense and financing cost, net	149,312	7,131
Non-cash financing costs	40,166	79,711
Amortization of debt discount and costs	712,477	124,741
Loss (gain) from changes in fair value of derivative liabilities	75,465	(200,779)
Total other expense	970,267	36

Loss from continuing operations	$(1,611,297)	$(476,185)

Loss from discontinued operations	(12,548)	(94,364)

Net Loss	$(1,623,845)	$(570,548)

Net (income) loss attributable to Noncontrolling interest	(4,264)	11,791

Preferred dividend	(191)	(191)

Net loss attributed to common stockholders	$(1,628,300)	$(558,948)

Basic and diluted loss per share	$(0.03)	$(0.02)

Basic and diluted loss per share attributed to common stockholders	$(0.03)	$(0.03)

Weighted average shares outstanding	57,229,920	21,449,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
FOR THE THREE MONTHS ENDED JULY 31, 2015
(UNAUDITED)

	Series A		Series B		Shares				Common Stock		Additional		Non-
	Preferred Stock		Preferred Stock		to be issued		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2015	125	$12,500	-	$-	-	$-	43,238,320	$43,238	2,356,598	$2,356	$42,528,908	$(49,178,453)	$652,348	$(5,939,102)
Rounding								1			332			333
Derivative liabilities reclassification											477,540			477,540
Sale of common stock							760,456	760			19,240			20,000
Shares issued for financing cost							391,059	391			10,687			11,078
Shares issued for conversion of notes, interest and accounts payable							26,439,120	26,439	(80,960)	(80)	393,693			420,052
Stock compensation							2,846,000	2,846			79,234			82,080
Employee stock & options expense							35,056	35						35
Preferred dividend												(191)		(191)
Net loss												(1,628,109)	4,264	(1,623,845)
Balance July 31, 2015	125	$12,500	-	$-	-	$-	73,710,011	$73,710	2,275,638	$2,276	$43,509,634	$(50,806,753)	$656,612	$(6,552,020)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended
	July 31, 2015
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,623,845)	$(570,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,057	896
Loss (gain) from change in fair value of derivative liabilities	75,465	(200,779)
Amortization of debt discount and costs	712,477	124,741
Equity based finance cost	-	11,014
Equity based compensation	82,115	82,791

Changes in operating assets and liabilities:
Accounts receivable	(24,574)	(98,606)
Prepaid expenses and other assets	(33,961)	1,142
Accounts payable and accrued expenses	125,486	193,427
Net cash used in operating activities	(685,780)	(455,922)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from sale of common stock	20,000	262,671
Net proceeds from convertible notes	946,400	191,500
Net payments on convertible notes	(320,500)	(27,500)
Net proceeds from other notes	80,000	-
Net cash provided by financing activities	725,900	426,671

Cash flows from discontinued operations:
Cash (used in) provided by operating activities of discontinued operations	(1,832)	12,981
Net Cash (used in) provided by discontinued operations activities	(1,832)	12,981

Net increase (decrease) in cash	$38,288	$(16,270)

Cash and cash equivalents, beginning of period	$14,034	$70,456
Cash and cash equivalents, end of period	$52,322	$54,186

Cash paid for:
Interest	$600	$7,131
Income taxes	$-	$-

See Note I for non-cash investing and financing activities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements is as follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2015 and for the three month periods ended July 31, 2015 and 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2015 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.  The results of operations for the three months ended July 31, 2015 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2016.

The condensed consolidated balance sheet as of April 30, 2015 contained herein has been derived from the audited consolidated financial statements as of April 30, 2015, but do not include all disclosures required by the U.S. GAAP.

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

Discontinued Operations

As discussed in NOTE C, in the second quarter of fiscal 2013, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of all of the Company’s portfolio of RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

Revenue Recognition

Information Technology:

Revenues from mobile app products are recognized upon delivery. Revenues from History Reports are recognized upon delivery / download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery. There were no deferred revenues at July 31, 2015 and April 30, 2015.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes” (‘ASC 740-10”).  Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

ASC 740-10, “Accounting for Uncertainty in Income Taxes,” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ended April 30, 2015 or the three months ended July 31, 2015.

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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income,” (“ASC 220-10”) establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  At July 31, 2015 and April 30, 2015, the Company has no items of other comprehensive income.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

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

In the second quarter of fiscal 2013, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of all of the Company’s portfolio of RISCs and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of operations for all periods presented. As these lines of business were discontinued during the fiscal year ending April 30, 2013, the Company has discontinued segment reporting.

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred.  During the three months ended July 31, 2015 and 2014, the Company incurred $1,050 and $14,550 in advertising and marketing costs, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.03 and $0.03 for the three months ended July 31, 2015 and 2014, respectively.  At July 31, 2015 and 2014, approximately 202,900,000 and 6,033,000 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss attributable to common stockholders of $1,628,300 and $558,948 during the three months ended July 31, 2015 and 2014, respectively.  The Company had a negative net worth of $6,522,020 at July 31, 2015.

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

NOTE B – PROPERTY AND EQUIPMENT

Major classes of property and equipment at July 31, 2015 and April 30, 2015 consist of the following:

	July 31,	April 30,
	2015	2015
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(204,272)	(203,215)
Net property and equipment	$8,990	$10,047

Depreciation expense for property and equipment was $1,057 and $896, respectively for the three months ended July 31, 2015 and 2014.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of operations for all periods presented. The following table presents summarized operating results for those discontinued operations.

	Three Months Ended
	July 31,	July 31,
	2015	2014

Revenues	$18,416	$11,866
Net (loss)	$(12,548)	$(94,364)

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the three months ended July 31, 2015 and 2014.

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at July 31, 2015 and April 30, 2015:

	July 31,	April 30,
	2015	2015
Motorcycles and other vehicles	$13,261	$22,086
Less: accumulated depreciation	(12,014)	(13,455)
Motorcycles and other vehicles, net of accumulated depreciation	1,247	8,631
Less: estimated reserve for residual values	(1,247)	(2,437)
Motorcycles and other vehicles under operating leases, net	$-	$6,194

At April 30, 2015, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the three months ended July 31, 2015 was $3,695 and for the year ended April 30, 2015 it was $28,376. All of the assets are pledged as collateral for the note described in SECURED NOTES PAYABLE in this Note C.  These remaining leases are in a run-off mode.

INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At July 31, 2015 and at April 30, 2015, the Company had written off to zero its inventory of repossessed vehicles that are held for resale.

RETAIL (RISC) LOAN RECEIVABLES

All of the Company’s RISC performing loan receivables were sold in August 2013.  As of July 31, 2015 and April 30, 2015, the Company had RISC loans, net of reserves, of $7,100 and $7,761 (representing Company refinancing of two loans which had previously been sold), respectively.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the three months ended July 31, 2015 and 2014.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

SECURED NOTES PAYABLE

	July 31,	April 30,
	2015	2015

Secured, subordinated individual lender (a)	$49,351	$58,037
Secured, subordinated individual lender (b)	12,080	12,080
Total	$61,431	$70,117

(a)
The Company had financed certain of its leases and RISCs through two third parties. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at July 31, 2015 is 15.29% per annum.

(b)
On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of additional Purchase Portfolio documentation. As of April 30, 2015, no such documents have been received. Proceeds from the Purchased Portfolio started accruing to the Company beginning November 1, 2008. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 which was extended to August 14, 2015, and has granted the note holder a security interest in the Purchased Portfolio. On January 31, 2014, the holder converted $50,000 of the outstanding balance of the Note into 60,606 shares of the Company’s restricted common stock.

At July 31, 2015, the notes payable mature as follows:

Year ended July 31,	Amount
2016	$61,431
2017	-
Total Due	$61,431

NOTE D – NOTES PAYABLE

	July 31,	April 30,
Notes Payable	2015	2015
Notes convertible at holder’s option (a)	$2,522,566	$2,707,080
Notes convertible at Company’s option (b)	156,000	15,000
Notes with interest only convertible at Company’s option (c)	285,000	285,000
Non-convertible notes payable (d)	738,000	393,500
Subtotal	3,701,566	3,400,580
Less, Debt discount	(887,860)	(762,426)
Total notes payable	2,813,706	2,638,154
Less current portion	1,737,838	1,374,786
Long term portion	$1,075,868	$1,263,369

(a) Notes convertible at holder’s option consists of:
     (i)                            a $865,868, 8% note originally due April 30, 2014, but subsequently amended to such time as the lawsuit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated, convertible at the holder’s option at $0.495 per share. The Company had recorded a $663,403 beneficial conversion discount for this note, which was fully amortized during fiscal 2013;

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

 (ii)                           (a) a $7,500 balance of a $40,000 note due December 23, 2015. The Company has recorded a beneficial conversion discount of $28,996 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at a variable conversion prices such that during the period during which the note is outstanding, the note convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 1,970,442 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full;
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
 (vi)                          (a) $49,490 outstanding on a $59,000, 5% convertible note due December 16, 2015. This is the final tranche of a $165,000 note. The conversion price is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $29,333 beneficial conversion discount for the note. The discount is being fully amortized over the initial term of the note, and (b) a $27,500 5% convertible note due February 25, 2017. This is the initial tranche of a $165,000 note. The conversion price is 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply). Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $21,079 beneficial conversion discount for the note. The discount is being fully amortized over the initial term of the note. The Company has reserved up to 2,400,000 shares of its common stock for conversion pursuant to the terms of the notes.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

 (vii)                        (a) a $27,500, 5% convertible note due January 28, 2015, (b) a $27,500, 5% convertible note due April 29, 2015 and (c) a $27,500 convertible note due January 28, 2016. This lender has committed to lend up to $165,000. The lender may lend additional consideration to the Company in such amounts and at such dates as lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date of each note is one year from the effective date of each payment and is the date upon which the principal sum of this note, as well as any unpaid interest and other fees, shall be due and payable.  The conversion price for the notes is the lesser of $0.60 or 70% of the lowest closing price during the 20 trading days immediately before the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing price during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. In fiscal 2014, the Company has recorded a $59,437 beneficial conversion discount for the notes. The discounts are being fully amortized over the terms of the notes; (d) $490 outstanding balance on a $13,900, 10% convertible note due June 1, 2014. The Conversion Price for this note is the lesser of $0.50 or 70% of the lowest closing prices during the 20 trading days immediately before the day the conversion notice is delivered to the Company. The Company has reserved up to 8,750,000 shares of its common stock for conversion pursuant to the terms of the notes
 (viii)                        (a)  a $35,928 balance of a $55,000 8% convertible note due January 26, 2016, (b) a $57,200 8% convertible note due January 26, 2016, (c) a $57,200 8% convertible note due May 6, 2016, and (d) a $27,500 8% convertible note due July 8, 2016.  The notes are convertible at a 40% discount from the lowest closing price for the twenty trading days prior to conversion. The Company has recorded a $100,699 beneficial conversion discount for the notes. The discounts are being fully amortized over the initial term of the notes. The Company had reserved up to 9,821,428 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to fifteen percent until the notes are paid in full;
 (ix)                           (a) a 50,000, 8% note due April 30, 2016; and (b) a $49,633 balance of a $100,000, 8% note due April 16, 2016. The Company has recorded a beneficial conversion discount of $155,000 for the notes. The discounts are being fully amortized over the term of the notes.   The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest trading prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 17,290,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the notes are paid in full;
 (x)                            a $44,770, 5% note due April 15, 2016. In fiscal 2014, the Company has recorded a beneficial conversion discount of $35,816 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at the rate of 1.5 shares of common stock for each dollar converted.  In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full; and
 (xi)                           a $55,000, 12% note due June 22, 2016. The Company has recorded a beneficial conversion discount of $48,015 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by the average of the three lowest trades in the twenty trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 2,000,000 shares of its common stock for conversion pursuant to the terms of the note.
 (xii)                          (a) $53,000 outstanding under a $220,000, 10% note due July 27, 2016 and (b) $55,000 outstanding under the same note due July 27, 2016. The Company has recorded a beneficial conversion discount of $105,364 for the notes. The discount is being fully amortized over the term of the notes. The notes are convertible at the note holder’s option at  a variable conversion of 58% multiplied by the lowest trading price in the five trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 7,000,000 shares of its common stock for conversion pursuant to the terms of the notes.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

 (xiii)                         (a) a $55,125, 8% convertible note due December 9, 2015. The Company has recorded a beneficial conversion discount of $55,000 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by the average of the three lowest closing prices in the fifteen trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); and (b) a $52,500, 8% convertible note due December 9, 2015.  The Company has recorded a beneficial conversion discount of $52,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by the average of the three lowest closing prices in the fifteen trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).The Company had reserved up to 7,094,000 shares of its common stock for conversion pursuant to the terms of the note.
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
 (xv)                         (a) a $27,500, 8% convertible note due February 2, 2016. The Company has recorded a beneficial conversion discount of $27,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (b) $22,500, 8% convertible note due March 16, 2016. The Company has recorded a beneficial conversion discount of $22,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (c) $27,250,8% convertible note due March 16, 2016. The Company has recorded a beneficial conversion discount of $27,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (d) a $27,250, 8% convertible note due March 16, 2016. The Company has recorded a beneficial conversion discount of $15,000 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); and (e) another $27,250, 8% convertible note due March 16, 2016. The Company has recorded a beneficial conversion discount of $15,000 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 8,900,000 shares of its common stock for conversion pursuant to the terms of the notes.
 (xvi)                        (a) a $27,500, 8% convertible note due February 2, 2016. The Company has recorded a beneficial conversion discount of $27,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (b)  $22,500, 8% convertible note due March 16, 2016. The Company has recorded a beneficial conversion discount of $22,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (c) $27,250,8% convertible note due March 16, 2016. The Company has recorded a beneficial conversion discount of $27,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (e) $93,645 outstanding on a $100,000, 8% convertible note due June 2, 2016. The Company has recorded a beneficial conversion discount of $100,000 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); and (f) a $50,000, 8% convertible note due June 2, 2016. The Company has recorded a beneficial conversion discount of $50,000 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 18,205,111 shares of its common stock for conversion pursuant to the terms of the note.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

 (xvii)                       (a) a $33,000, 8% note due November 25, 2015; (b) a $38,000, 8% note due January 17, 2016; (c) a $33,000, 8% note due February 16, 2016; and (d) a $38,000, 8% note due April 20, 2016. The Company has recorded a beneficial conversion discount of $102,828 for the notes. The discounts are being fully amortized over the term of the notes.   The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 10,900,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the notes are paid in full;
 (xviii)                      a $30,000, 8% note due April 14, 2016. The Company has recorded a beneficial conversion discount of $27,500 for the note. The discount is being fully amortized over the term of the notes. The notes are convertible at the note holder’s option at  a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 4,999,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the notes are paid in full.
 (xix)                         a  $25,000, 8% note due April 22, 2016. The Company has recorded a beneficial conversion discount of $19,723 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 1,529,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the note is not paid when due, the interest rate is increased to twenty-two percent until the note paid in full.
 (xx)                          (a) a $25,000, 10% note due July 19, 2016 and (b) a $31,900 note due July 28, 2016. The Company has recorded a beneficial conversion discount of $55,549 for the notes. The discounts are being fully amortized over the term of the notes. The notes are convertible at the note holder’s option at  a variable conversion of 58% multiplied by lowest closing price in the twenty trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 1,079,404 shares of its common stock for conversion pursuant to the terms of the notes.

(b) Notes convertible at the Company’s option consist of:
 (i)                            (a) a $15,000, note due April 22, 2016, (b) a $25,000, note due June 28, 2016, (c) a $10,000 note due June 25, 2016, (d) a $5,000 note due July 20, 2016, (e) a $6,000 note due July 22, 2016 and (f) a $15,000 note due July 30, 2016. The notes bear 10% interest and are convertible at the Company’s option, at a price of thirty ($0.30) cents per share only if, prior to any conversion, the closing price of the Company’s common stock has equaled or exceeded thirty ($0.30) cents per share for ten (10) consecutive trading days. The Company agreed to issue the Noteholders a total of 190,000 shares of its restricted common stock as an inducement for the loan. If the notes are not paid in full on or before maturity, the Company shall issue the noteholders 1,000 shares of its restricted common stock for each month, or portion thereof, that the notes remains unpaid. Additionally, three one year, 10% notes aggregating $80,000 maturing in July 2016, issued by Specialty Reports, Inc., convertible at SRI’s option into SRI common stock at $3.00 per share.
(ii)                               $59,000 in one year 10% notes issued by our subsidiary, Specialty Reports, Inc., convertible at the option of the issuer into the issuer’s common stock at the conversion price of $3.00 per share.
(iii)                              a $21,000, 10% note due October 31, 2015, convertible at the Company’s option into shares of the Company’s common stock at $0.02 per share.

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
 (iv)                          a $25,000 10% note due February 2, 2016, the Company issued the note holder 110,000 shares of its common stock in connection with this loan Pursuant to the terms of this note, the Company is required to issue to the note holder 5,000 shares of its common stock for each month or portion thereof that the note remains unpaid. Interest is payable on all this note at the Company’s option in cash or in shares at the rate of $0.15 per share; and
 (v)                           a $15,000 5% note due May 31, 2015, the Company issued the note holder 5,000 shares of its common stock in connection with this loan. The Company is in discussions with this lender to extend the due date of the note.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

(d) Non-convertible notes consist of:
 (i)                            a $25,000 note due May 31, 2015 that bears no interest. Pursuant to the terms of this note, the Company is required to issue to the note holder 1,000 shares of its common stock for each month or portion thereof that the note remains unpaid. The Company is in discussions with this lender to extend the due date of the note;
 (ii)                           a $75,000, 20% note due September 18, 2015. The Company has reserved 2,519,597 shares of the Company’s restricted common stock as collateral for the loan. The Company issued this noteholder 106,700 shares of restricted common stock as inducement for the loan and 417,891 shares of common stock to extend the maturity date of the note from March 18, 2015 to September 18, 2015. The Company is in discussions with this lender to extend the due date of the note;
 (iii)                          a $30,000, 8% note due December 31, 2014. The Company agreed to issue 10,000 shares of restricted common stock as an inducement for the loan and pay the holder 1,000 shares per month for each month or fraction thereof the note remains unpaid. The Company is in discussions with this lender to extend the due date of the note;
 (iv)                          a $100,000, 8% note due July 31, 2016. This note is collateralized by a security deposit in the amount of $76,610 held by the Company’s landlord; a $30,000, 10% note due April 20, 2016, and a $50,000, 10% note due April 22, 2016; a $50,000 , 10% note due April 29, 2016; a $50,000, 10% note due May 4, 2016, the Company issued this noteholder 125,000 shares of restricted common stock as an inducement for the loan, a $50,000, 10% note due May 17, 2016, the Company issued this noteholder 125,000 shares of restricted common stock as an inducement for the loan, a $25,000, 10% note due May 28, 2016, the Company issued this noteholder 62,500 shares of restricted common stock as an inducement for the loan,  a $50,000, 10% note due June 23, 2016, the Company issued this noteholder 125,000 shares of restricted common stock as an inducement for the loan, a $22,500, 10% note due July 7, 2016, the Company issued this noteholder 56,250 shares of restricted common stock as an inducement for the loan, a $20,000, 10% note due July 13, 2016, the Company issued this noteholder 56,250 shares of restricted common stock as an inducement for the loan, and a $25,000, 10% note due July 30, 2016, the Company issued this noteholder 62,500 shares of restricted common stock as an inducement for the loan,
 (v)                           a $50,000, 20% note due September 18, 2015. The Company has reserved 1,672,241 shares of the Company’s restricted common stock as collateral for the loan. The Company issued this Noteholder 272,331 shares of restricted common stock as inducement for the loan;
 (vi)                          a $33,500, 10% note due April 30, 2016. The Company agreed to pay the holder 1,000 shares per month for each month or fraction thereof the note remains unpaid;
 (vii)                         a $32,000, 10% note due May 8, 2016. The Company agreed to issue 64,000 shares of restricted common stock as an inducement for the loan and pay the holder 1,000 shares per month for each month or fraction thereof the note remains unpaid, and
 (viii)                        a $20,000, 10% note due May 8, 2016. The Company agreed to issue 50,000 shares of restricted common stock as an inducement for the loan and pay the holder 1,000 shares per month for each month or fraction thereof the note remains unpaid.

Amortization of Beneficial Conversion Feature and costs for the three months ended July 31, 2015 and 2014 was $712,477 and $124,741, respectively.

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

The change in fair value of the derivative liabilities of warrants outstanding at July 31, 2015 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.101% to 0.752%
Expected stock price volatility		248%
Expected dividend payout		0
Expected options life in years	Ranging from	0.34 years to 2.24	years

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

The change in fair value of the derivative liabilities of convertible notes outstanding at July 31, 2015 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.060% to 0.33%
Expected stock price volatility		248%
Expected dividend payout		0
Expected options life in years	Ranging from	0.31 years to 0.95	years

The value of the derivative liability at April 30, 2015 was re-assessed as of July 31, 2015 resulting in a loss from changes in fair value of derivative liabilities to the condensed consolidated statement of operations of $75,465 for the three months ended July 31, 2015.

July 31, 2015
Opening balance	$1,605,535
Derivative liability reclassified to additional paid in capital	(477,540)
Derivative financial liability arising on the issue of convertible notes	823,171
Loss from changes in fair value of derivative liabilities	75,465
Closing balance	$2,026,661

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2015 and April 30, 2015, aggregated loans payable, without demand and with no interest, to officers and directors were $385,853 and $385,853, respectively.

NOTE F – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 750,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 shares of Series A preferred stock issued and outstanding as of July 31, 2015 and April 30, 2015.  The Company had nil shares of Series B preferred stock issued and outstanding as of July 31, 2015 and April 30, 2015.  The Company had nil shares of Series C preferred stock issued and outstanding as of July 31, 2015 and April 30, 2015.  The Company has 73,710,011 and 43,238,320 shares of common stock issued and outstanding as of July 31, 2015 and April 30, 2015, respectively.

Preferred Stock, Series A

During the quarter ended July 31, 2015, there were no transactions in Series A Preferred, however, at July 31, 2015, there were $7,753 of accrued dividends payable on the Series A Preferred, compared to the accrual of $7,562 at April 30, 2015.  At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock, Series B

There were no shares of Series B Preferred Stock issued and outstanding at July 31, 2015 and at April 30, 2015.

Preferred Stock Series C

There were no shares of Series C Preferred Stock issued and outstanding at July 31, 2015 and at April 30, 2015.

Common Stock

During the three months ended July 31, 2015, the Company expensed $82,115 for non-cash charges related to stock and option compensation expense.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

During the three months ended July 31, 2015, the Company:

●	issued 2,043,180 shares of common stock which had been classified as to be issued at April 30, 2015,
●	sold 760,456 shares of restricted common stock to an accredited investor for $20,000,
●	issued 24,395,940 shares of common stock upon the conversion of $420,052 principal amount of convertible notes,
●	accrued 1,962,220 shares as shares to be issued for the conversion of $29,806 of accrued interest, which shares were issued subsequent to July 31, 2015,
●	issued 391,059 shares of common stock valued at $11,078 pursuant to terms of various notes,
●	issued 2,846,000 shares of common stock valued at $82,080 pursuant to consulting agreements,
●	issued 35,056 shares of common stock to three employees pursuant to vesting provisions of prior stock awards.

NOTE G – NONCONTROLLING INTEREST

For the three months ended July 31, 2015, the non-controlling interest is summarized as follows:

Amount
Balance at April 30, 2015	$652,348
Noncontrolling interest’s share of net income	4,264
Balance at July 31, 2015	$656,612

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

The table below summarizes the fair values of financial liabilities as of July 31, 2015:

		Fair Value Measurement Using
	Fair Value at
	July 31,
	2015	Level 1	Level 2	Level 3
Derivative liabilities	$2,026,661	-	-	$2,026,661

The following is a description of the valuation methodologies used for these items:

Derivative liabilities — these instruments consist of certain variable conversion features related to notes payable obligations and certain outstanding warrants. These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC Topic 825.

 SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

Changes in Derivative liabilities during the three months ended July 31, 2015 were:

		Increased		Increase
	April 30,	During		in Fair	July 31,
	2015	Period	Reclassified	Value	2015

Derivative liabilities	$1,605,535	$823,201	$(477,540)	$75,465	$2,026,661
Total	$1,605,535	$823,201	$(477,540)	$75,465	$2,026,661

NOTE I – NON-CASH FINANCING AND INVESTING INFORMATION

During the three months ended July 31, 2015, the Company:

•	Issued 391,059 shares of common stock valued at $11,078 pursuant to the terms of the notes
•	Issued 340,000 shares of common stock in settlement of $14,450 in accounts payable
•	Issued 24,055,940 shares of common stock upon conversion of $405,602 of interest and notes and accounts payable
•	Issued 35,056 shares of common stock to three employees pursuant to vesting schedules of prior stock awards
•	Issued 2,846,000 shares of common stock valued at $82,080 to two consultants.

NOTE J – SUBSEQUENT EVENTS

During August and September 2015, the Company:

•	Issued 1,962,216 shares of common stock which had been listed as to be issued at July 31, 2015
•	Issued 10,378,746 shares of common stock upon the conversion of $82,548 convertible debt and accrued interest thereon
•	Issued 214,914 shares of common stock valued at $4,295 pursuant to the terms of notes payable
•	Issued 1,075,000 shares of common stock valued at $9,046 to a consultant
•
Borrowed $40,000 pursuant to a 6% note due August 24, 2016.   The note is convertible at the note holder’s option at a variable conversion prices such that during the period during which the note is outstanding, the note convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).

•
Borrowed $41,000 and $50,000 pursuant to two 8% notes due August 24, 2016.   The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the note is outstanding, the note convertible at 58% multiplied by the lowest prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).

•
Borrowed $33,000 pursuant to a 5% note due August 26, 2016.   The note is convertible at the note holder’s option at a variable conversion prices such that during the period during which the note is outstanding, the note convertible at 70% multiplied by the lowest prices for the common stock during the twenty trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

NOTE K– GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows operating activities since inception.  At July 31, 2015, the Company had an accumulated deficit of $50,806,753 and working capital deficit (total current liabilities exceeded total current assets) of $6,522,020.  The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the filing date of this report.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

NOTE L -  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

As at July 31, 2015, we were not a party to any material pending legal proceeding except as stated below.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

On December 18, 2012, the Company filed suit in the United States District Court for the Southern District Court of New York against a former credit provider. The suit sought damages arising out of the credit provider’s termination of the Company’s credit line in 2009. The defendant counterclaimed for recovery of legal fees under an indemnification clause contained in one of the loan documents. The matter proceeded to trial in May 2015, and the Court thereafter issued a decision finding in favor of the defendant on the Company’s claims. The defendant now seeks recovery of approximately $2 million in legal fees, relying on the contractual indemnity clause. The Company believes that it has good and valid defenses to the claim, including that the indemnification clause only applies to third party claims; however, there can be no assurance that the Court will agree with the Company’s arguments. The defendant’s motion is currently scheduled to be heard in September 2015. The Company is currently considering an appeal of the Court's decision on the Company's claims. As of September 21, 2015 there is no further change in the status of the matter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended April 30, 2015 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

	Quarter Ended
	July 31,	July 31,
	2015	2014

Revenues	$18,416	$11,866
Net (loss)	$(12,548)	$(94,364)

RESULTS OF CONTINUING OPERATIONS

Comparison of the Three Months Ended July 31, 2015 to the Three Months Ended July 31, 2014

For the three months ended July 31, 2015 and 2014, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $167,223 during the three months ended July 31, 2015 as compared to $132,087 during the three months ended July 31, 2014.  Revenues increased by $35,136 or 26.6% was primarily due to increases in mobile app revenues partially offset by a decrease in sales of history reports.

Costs and Expenses

Cost of goods sold increased by 2.7% from $43,250 to $44,146 and resulted in an increase in our gross profit margin to 74% in the current quarter from 67% in the quarter ended July 31, 2014. General and administrative expenses were $763,050 during the three months ended July 31, 2015, compared to $564,809 during the three months ended July 31, 2014. The $198,241 or 35.1% increase was primarily due to increases in employee compensation and health insurance because of an increase in sales staff and a reduced allocation of overhead to Discontinued Operations.

Loss from continuing operations

We incurred a loss from continuing operations of $1,611,297 for our three months ended July 31, 2015 as compared to a loss from continuing operations of $476,185 for the corresponding interim period in 2014, a $1,135,112 or 238.38% increase.  The increase in our loss from continuing operations for our three month interim period ended July 31, 2015 was attributable primarily to a $198,241 or 35.1% increase in general and administrative expenses due to increase in employee compensation and health insurance, a $587,736 or 471.17% increase in amortization of debt discount, a $276,244 or 137.59% increase in loss in changes in fair value of derivatives liabilities, a $39,545 or 49.61% increase in non-cash financing costs, and a $142,181 or 1,993.87% increase in interest expense and financing costs.

Loss from discontinued operations

Our loss from discontinued operations for the quarter ended July 31, 2015 was $12,548, as compared to loss from discontinued operations of $94,364 for the three months ended July 31, 2014, a $81,816 or 86.70% decrease due to winding down of the discontinued operations and hence decreased expenses.

Our net loss attributable to common stockholders

We incurred non-cash preferred dividend expense of $191 and $191, respectively for our three month periods ended July 31, 2015 and 2014.

Our net loss attributable to common stockholders increased to $1,628,300 for our three month period ended July 31, 2015 as compared to $558,948 for the corresponding period in 2014.  The $1,069,352 (191.31%) increase in net loss attributable to common stockholders for our three month period ended July 31, 2015 was due primarily to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES OF CONTINUING OPERATIONS

As of July 31, 2015, we had a negative net worth of $6,522,020.  We generated a deficit in cash flow from operating activities of $685,780 for the three months ended July 31, 2015.  This deficit is primarily attributable to our net loss of $1,623,845, partially offset by, other non-cash charges including amortization of debt discount and costs of $712,477, loss from changes in the fair value of derivative liabilities of $75,465, equity based compensation of $82,115, and changes in operating assets and liabilities.  Accounts payable and accrued expenses increased by $125,486 receivables increased $24,574, and prepaid expenses and other assets increased by $33,961.

We met our cash requirements during the three month period through net proceeds from the sale of common in the amount of $20,000 and net proceeds from convertible notes and other notes of $1,026,400.  We repaid $320,500 in convertible notes.  Additionally, we have received limited revenues from our discontinued leasing and financing activities, and have received fees from our municipal lease program, as well as from our continuing operations. We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At July 31, 2015, we had 15 full time employees.  If we are able to fully implement our business plan, we anticipate our employment base may increase by at least 50% during the next twelve months.  As we continue to expand, we will incur additional cost for personnel.  This projected increase in personnel is dependent upon our obtaining sources of financing originating loans and leases and generating revenues there from.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

We continue seeking additional financing, which may be in the form of senior debt, subordinated debt or equity. There is no guarantee that we will be successful in raising the funds required to support our operations.  We estimate that we will need approximately $1,800,000 in addition to our normal operating cash flow to conduct operations at the current staffing level during the next twelve months. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

The effect of inflation on our revenue and operating results was not significant.  Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2015 and 2014 consolidated financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations.  If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock.  We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Revenue Recognition

Information Technology:

Revenues from mobile app products are recognized upon delivery. Revenues from History Reports are recognized upon delivery / download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery.  There were no deferred revenues at July 31, 2015 and April 30, 2015.

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

As at July 31, 2015, we were not a party to any material pending legal proceeding except as stated below.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

On December 18, 2012, the Company filed suit in the United States District Court for the Southern District Court of New York against a former credit provider. The suit sought damages arising out of the credit provider’s termination of the Company’s credit line in 2009. The defendant counterclaimed for recovery of legal fees under an indemnification clause contained in one of the loan documents. The matter proceeded to trial in May 2015, and the Court thereafter issued a decision finding in favor of the defendant on the Company’s claims. The defendant now seeks recovery of approximately $2 million in legal fees, relying on the contractual indemnity clause. The Company believes that it has good and valid defenses to the claim, including that the indemnification clause only applies to third party claims; however, there can be no assurance that the Court will agree with the Company’s arguments. The defendant’s motion is currently scheduled to be heard in September 2015. The Company is currently considering an appeal of the Court's decision on the Company's claims. As of September 21, 2015 there is no further change in the status of the matter.

ITEM 1A.  RISK FACTORS

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or which are currently deemed immaterial may also impair our business operations.  A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2015, filed August 13, 2015, and is incorporated herein by reference.

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

During the quarter ended July 31, 2015, the Company:

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

•
Borrowed a $55,000 8% convertible note due May 27, 2016, and a $58,000 8% convertible note due July 8, 2016 of which $27,500 was due to be paid July 29, 2015.  The notes are convertible at a 40% discount from the lowest closing price for the twenty trading days prior to conversion. In the event the notes are not paid when due, the interest rate is increased to fifteen percent until the notes are paid in full.

•
Borrowed a $31,900 10% convertible note due July 28, 2016 and a $25,000 10% convertible note due July 18, 2016 The notes are convertible at a 42% discount from the lowest closing price for the twenty trading days prior to conversion. In the event the notes are not paid when due, the interest rate is increased to fifteen percent until the notes are paid in full.

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

•
Borrowed two $22,500, 8% convertible notes due July 19, 2016. The notes are convertible at the note holder’s option at a variable conversion of 60% multiplied by lowest closing bid price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). In the event the notes are not paid when due, the interest rate is increased to twenty-four percent until the notes are paid in full.

•
Borrowed a $50,000, 8% convertible note and a $100,000, 8% convertible note both due June 2, 2016. The notes are convertible at the note holder’s option at a variable conversion of 60% multiplied by lowest closing bid price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). In the event the notes are not paid when due, the interest rate is increased to twenty-four percent until the notes are paid in full.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: September 21, 2015	By: /s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: September 21, 2015	By: /s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer