Form 10-Q/A
period 2015-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2015-09-22
CIK 318299

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2015 originally filed with the Securities and Exchange Commission on September 21, 2015, is to correct an error in Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q that may have been affected by subsequent events.

EXHIBIT INDEX

Exhibit No.	Description

11
Statement re: computation of per share earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 - Financial Statements, contained in the Form 10-Q as filed with the SEC on September 21, 2015.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) - (1)
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) - (1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - (1)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 - (1)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith
(1) Incorporated by reference from our quarterly report on Form 10-Q filed with the SEC on September 21, 2015.

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