Form 10-Q
period 2015-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2015-12-21
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of December 11, 2015, we had 186,259,731 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2015	April 30, 2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,762	$14,034
Accounts receivable	52,341	10
Other current assets	2,114	5,706
Total Current Assets	64,217	19,750
Property and equipment, net of accumulated depreciation and amortization of $205,025 and $203,215, respectively (NOTE B)	8,237	10,047
Goodwill	10,000	10,000
Other assets	9,628	9,628
Deposits	79,776	79,776
Total Long Term Assets	107,641	109,451
Total assets from continuing operations	171,858	129,201
ASSETS FROM DISCONTINUED OPERATIONS (NOTE C)	2,454	13,955
Total assets	$174,312	$143,156

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,600,084	$1,382,598
Current portion notes payable net of beneficial conversion feature of $736,596 and $762,426, respectively (NOTE D)	2,032,923	1,374,786
Derivative liabilities	1,678,052	1,605,535
Total Current Liabilities	5,311,059	4,362,919
Long term portion notes payable net of beneficial conversion features of $15,262 and $0, respectively (NOTE D)	1,043,606	1,263,369
Loans payable-related parties (NOTE E)	395,853	385,853
Total Long Term Liabilities	1,439,459	1,649,222
Total liabilities from continuing operations	6,750,518	6,012,141
LIABILITIES FROM DISCONTINUED OPERATIONS (NOTE C)	41,072	70,117
Total liabilities	6,791,590	6,082,258

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 134,865,129 and 43,238,320 shares issued and outstanding, respectively	134,865	43,238
Common stock to be issued 4,699,662 and 2,356,598, respectively	4,700	2,356

Additional paid-in-capital	44,390,665	42,528,909

Accumulated deficit	(51,879,110)	(49,178,453)
Deficit attributable to Sparta Commercial Services, Inc.	(7,336,381)	(6,591,450)
Non-controlling interest	719,103	652,348
Total Deficit	(6,617,278)	(5,939,102)
Total Liabilities and Deficit	$174,312	$143,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended		Six Months Ended
	October 31		October 31
	2015	2014	2015	2014
Revenue
Information technology	$167,348	$138,074	$334,571	$270,881
Cost of goods sold	37,656	48,470	81,802	86,047
Gross profit	129,693	89,604	252,769	184,834

Operating expenses:
General and administrative	720,202	685,680	1,388,223	1,217,394
Depreciation and amortization	753	897	1,810	1,793
Total operating expenses	720,954	686,578	1,390,033	1,219,188

Loss from operations	(591,262)	(596,974)	(1,137,264)	(1,034,353)

Other (income) expense:
Other income	(10,791)	(5,011)	(17,944)	(15,779)
Financing cost	200,294	159,809	682,676	246,651
Amortization of debt discount	508,709	189,324	931,175	314,065
(Gain) loss in changes in fair value of derivative liability	(155,560)	203,825	(80,095)	(8,704)
Total other expense	542,651	547,948	1,515,811	536,233

Loss from continuing operations	$(1,133,913)	$(1,144,922)	$(2,653,075)	$(1,570,586)

Loss from discontinued operations	(17,898)	(16,653)	(30,446)	(111,017)

Net Loss	(1,151,811)	(1,161,575)	(2,683,520)	(1,681,603)

Net (gain) loss attributed to Non-controlling interest	(12,491)	7,460	(16,754)	19,251

Preferred dividend	(382)	(191)	(382)	(382)

Net loss attributed to Sparta Commercial Services, Inc. common shareholders	$(1,164,684)	$(1,154,306)	$(2,700,657)	$(1,662,735)

Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.04)	$(0.07)

Basic and diluted loss per share attributed to Sparta Commercial Services, Inc. common shareholders	$(0.02)	$(0.05)	$(0.04)	$(0.07)

Weighted average shares outstanding	67,509,145	21,906,215	75,749,160	22,275,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015
(UNAUDITED)

	Series A		Series B		Series C				Common Stock		Additional		Non-
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2015	125	$12,500	-	$-	-	$-	43,238,320	$43,238	2,356,598	$2,356	$42,528,909	$(49,178,453)	$652,348	$(5,939,102)
Correcting							(30,060)	(30)
Rounding								1			332			333
Derivative liability reclassification											1,029,765			1,029,765
Sale of subsidiary preferred stock													50,000	50,000
Sale of common stock							760,456	760			19,240			20,000
Shares issued for financing cost							3,309,433	3,309			45,531			48,840
Shares issued for conversion of notes, interest and accounts payable							77,485,924	77,486	2,343,064	2,344	656,399			736,197
Stock compensation							10,066,000	10,066			110,461			120,527
Employee stock & options expense							35,056	35			29			64
Preferred dividend												(382)		(382)
Net loss												(2,700,275)	16,754	(2,683,521)
Balance October 31, 2015	125	$12,500	-	$-	-	$-	134,865,129	$134,865	4,699,662	$4,700	$44,390,665	$(51,879,110)	$719,103	$(6,617,278)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 AND 2014
(UNAUDITED)

	Six Months Ended
	October 31
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,683,520)	$(1,681,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Corrections	331	-
Depreciation and amortization	1,810	1,793
(Gain) loss due to change in fair value of derivative liabilities	(80,095)	(8,704)
Amortization of debt discount	931,175	314,065
Equity based finance cost	48,840	187,923
Non cash financing cost	261,770	-
Equity based compensation	120,591	204,386
Changes in operating assets and liabilities:
Accounts receivable	(52,331)	(98,442)
Other assets	3,592	(66,505)
Accounts payable and accrued expenses	312,754	38,375
Net cash used in operating activities	(1,135,084)	(1,108,713)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	20,000	497,478
Net proceeds from sale of subsidiary preferred stock	50,000	-
Net proceeds from convertible notes	1,659,518	485,000
Net payments on convertible notes	(671,163)	(97,500)
Net proceeds from subsidiary notes	80,000	155,000
Net proceeds from related party notes	10,000	-
Net cash provided by financing activities	1,148,355	1,039,978

Cash flows from discontinued operations:
Depreciation of assets of discontinued operations	2,474	10,902
Cash used in operating activities of discontinued operations	(20,017)	-
Cash used in financing activities of discontinued operations	-	(3,065)
Net Cash flow from discontinued operation	(17,543)	7,837

Net Decrease in cash	$(4,272)	$(60,898)

Cash and cash equivalents, beginning of period	$14,034	$70,456
Cash and cash equivalents , end of period	$9,762	$9,558

Cash paid for:
Interest	$14,746	$27,359
Income taxes	$-	$-

Non-cash investing and financing activities: Note I.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2015 and for the three and six month periods ended October 31, 2015 and 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2015 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

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
OCTOBER 31, 2015

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

Revenue Recognition

Information Technology:

Revenues from mobile app products are recognized upon delivery. Revenues from History Reports are recognized upon delivery / download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery. There were no deferred revenues at October 31, 2015 and April 30, 2015.

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
OCTOBER 31, 2015

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

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. As a result of implementing ASC 740-10, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740-10 did not have a material effect on the Company’s consolidated financial statements for the year ending April 30, 2015 or the three months or six months ended October 31, 2015.

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
OCTOBER 31, 2015

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

Comprehensive Income

In accordance with ASC 220-10, “Reporting Comprehensive Income,” (“ASC 220-10”) establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220-10 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At October 31, 2015 and April 30, 2015, the Company has no items of other comprehensive income.

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

In the second quarter of fiscal 2013, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of all of the Company’s portfolio of performing RISCs and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. As these lines of business were discontinued during the fiscal year ending April 30, 2014, the Company has discontinued segment reporting.

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
OCTOBER 31, 2015

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

Advertising Costs

The Company follows a policy of charging the costs of advertising to expenses incurred. During the six months ended October 31, 2015 and 2014, the Company incurred advertising costs of $1,301 and $3,819, respectively. During the three months ended October 31, 2015 and 2014, the Company incurred advertising expenses of $251 and zero, respectively.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.02 and $0.05 for the three months ended October 31, 2015 and 2014, respectively, and $0.04 and $0.07 for the six months ended October 31, 2015 and 2014, respectively. At October 31, 2015 and 2014, 304,617,676 and 5,586,766 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss of $2,683,520 and $1,681,603 during the six months ended October 31, 2015 and October 31, 2014, respectively. The Company’s current liabilities exceed its current assets by $5,246,843 as of October 31, 2015.

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015

NOTE B – PROPERTY AND EQUIPMENT

Major classes of property and equipment at October 31, 2015 and April 30, 2015 consist of the followings:

	October 31, 2015	April 30, 2015
Computer equipment, software and furniture	$213,263	$213,262
Less: accumulated depreciation	(205,025)	(203,215)
Net property and equipment	$8,238	$10,047

Depreciation expense of continuing operations for property and equipment was $1,810 and $1,793, respectively for the six months ended October 31, 2015 and 2014 and $753 and $897, respectively for the three months ended October 31, 2015 and 2014.

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

	Six Months Ended
	October 31,	October 31,
	2015	2014

Revenues	$28,256	$23,163
Net (loss)	$(30,446)	$(111,017)

As the Company sold all of its portfolio of performing RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore there no portfolio performance measures were calculated for the six months ended October 31, 3015 or the year ending April 30, 2015.

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at October 31, 2015 and April 30, 2015:

	October 31,	April 30,
	2015	2015
Motorcycles and other vehicles	$13,261	$22,086
Less: accumulated depreciation	(10,793)	(13,456)
Motorcycles and other vehicles, net of accumulated depreciation	2,468	8,630
Less: estimated reserve for residual values	(1,247)	(2,436)
Motorcycles and other vehicles under operating leases, net	$1,221	$6,194

At April 30, 2015, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the six months ended October 31, 2015 was $2,474 and for the year ended April 30, 2015, it was $28,736. All of the assets are pledged as collateral for the note described in SECURED NOTES PAYABLE in this Note C.  These remaining leases are in a run-off mode.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015

INVENTORY

Inventory is comprised of repossessed vehicles and vehicles which have been returned at the end of their lease. Inventory is carried at the lower of depreciated cost or market, applied on a specific identification basis. At October 31, 2015 and at April 30, 2015, the Company had no repossessed vehicles which are held for resale.

RETAIL (RISC) LOAN RECEIVABLES

All of the Company’s RISC performing loan receivables were sold in August 2013.  As of October 31, 2015 and April 30, 2015, the Company had: RISC loans net of reserves of $1,510 and $8,744, respectively.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore there no portfolio performance measures were calculated for the quarter or six months ending October 31, 2015 or the year ending April 30, 2015.

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

SECURED NOTES PAYABLE

	October 31,	April 30,
	2015	2015

Secured, subordinated individual lender (a)	$28,992	$58,037
Secured, subordinated individual lender (b)	12,080	12,080
Total	$41,072	$70,117

(a)
The Company had financed certain of its leases and RISCs through two third parties. The repayment terms are generally one year to five years and the notes are secured by the underlying assets. The weighted average interest rate at October 31, 2015 is 15.29%.

(b)
On October 31, 2008, the Company purchased certain loans secured by a portfolio of secured motorcycle leases (“Purchased Portfolio”) for a total purchase price of $100,000.  The Company paid $80,000 at closing, $10,000 in April 2009 and agreed to pay the remaining $10,000 upon receipt of additional Purchase Portfolio documentation. As of October 31, 2015, no such documents have been received. Proceeds from the Purchased Portfolio started accruing to the Company beginning November 1, 2008. To finance the purchase, the Company issued a $150,000 Senior Secured Note dated October 31, 2008 (“Senior Secured Note”) in exchange for $100,000 from the holder.  Terms of the Senior Secured Note require the Company to make semi-monthly payments in amounts equal to all net proceeds from Purchased Portfolio lease payments and motorcycle asset sales received until the Company has paid $150,000 to the holder. The Company was obligated to pay any remainder of the Senior Secured Note by November 1, 2009 which was extended to May 1, 2015, and has granted the note holder a security interest in the Purchased Portfolio. On January 31, 2015, the holder converted $50,000 of the outstanding balance of the Note into 60,606 shares of the Company’s restricted common stock. The note, which had an outstanding balance of $12,080 at October 31, 2015. The Company is in negotiations with the noteholder to extend the term of this note.

At October 31, 2015, the notes payable mature as follows:

Year ended October 31,	Amount
2016	$41,072
Total Due	$41,072

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015

NOTE D – NOTES PAYABLE

Notes Payable	October 31, 2015	April 30, 2015
Notes convertible at holder’s option (a)	$2,411,387	$2,707,080
Notes convertible at Company’s option (b)	171,000	15,000
Notes with interest only convertible at Company’s option (c)	260,000	285,000
Non-convertible notes payable (d)	986,000	393,000
Subtotal	3,828,387	3,400,580
Less, Debt discount	(751,858)	(762,426)
Total	$3,076,528	$2,638,154

(a)  Notes convertible at holder’s option consists of:
     (i)                            a $815,868, 8% note originally due April 30, 2014, but subsequently amended to such time as the lawsuit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated, convertible at the holder’s option at $0.495 per share. The Company had recorded a $663,403 beneficial conversion discount for this note, which was fully amortized during fiscal 2013;
 (ii)                           (a) a $40,000 note due August 21, 2016. The Company has recorded a beneficial conversion discount of $28,996 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at a variable conversion prices such that during the period during which the note is outstanding, the note convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 25,000,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full;
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
 (iv)                          seven notes aggregating $118,250, all due August 15, 2015 with interest ranging from 15% to 20%, with accrued interest compounding monthly at 0.66667%. On one $25,000 note, which had been past due, the Company is paying 667 monthly penalty shares until the note is paid in full. All of the notes are convertible at the holder’s option at $0.25 per share. In fiscal 2012, the Company has recorded a $5,340 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes the Company is in negotiations with the noteholder to extend the due date of the notes;
 (v)                           three notes aggregating $106,250, all due August 15, 2015 with interest ranging from 20% to 25% with accrued interest compounding monthly at 0.66667%, all of the notes are convertible at the holder’s option at $0.25 per share.  In fiscal 2012, the Company has recorded a $6,120 beneficial conversion discount for these notes. The discount is being fully amortized over the term of the notes the Company is in negotiations with the noteholder to extend the due date of the notes;

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015

 (vi)                          (a) $32,319 outstanding on a $59,000, 5% convertible note due December 16, 2015. This is the final tranche of a $165,000 note. The conversion price is the lesser of $1.20 or 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $29,333 beneficial conversion discount for the note. The discount is being fully amortized over the initial term of the note, (b) a $27,500 5% convertible note due February 25, 2017. This is the initial tranche of a $165,000 note. The conversion price is 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply). Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $21,079 beneficial conversion discount for the note. The discount is being fully amortized over the initial term of the note, and (c) a $33,000 5% convertible note due August 25, 2017. This is the second tranche of a $165,000 note. The conversion price is 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply). Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $9,029 beneficial conversion discount for the note. The discount is being fully amortized over the initial term of the note. The Company has reserved up to 44,000,000 shares of its common stock for conversion pursuant to the terms of the notes.
 (vii)                         (a) a $27,500, 5% convertible note due March 23, 2015, and (b) a $27,500, 5% convertible note due June 15, 2016. This lender has committed to lend up to $165,000. The lender may lend additional consideration to the Company in such amounts and at such dates as lender may choose in its sole discretion.  The principal sum due to lender shall be prorated based on the consideration actually paid by lender (plus an approximate 10% original issue discount that is prorated based on the consideration actually paid by the lender as well as any other interest or fees) such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this note.  The maturity date of each note is one year from the effective date of each payment and is the date upon which the principal sum of this note, as well as any unpaid interest and other fees, shall be due and payable.  The conversion price for the notes is the lesser of $0.60 or 70% of the lowest closing price during the 20 trading days immediately before the day the conversion notice is delivered to the Company. (In the case that conversion shares are not deliverable by DWAC, the principal amount of the note shall be increased by $10,000, and the conversion price shall be redefined to equal the lesser of (a) $0.60 or (b) 50% of the lowest closing price during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company).  Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. In fiscal 2014, the Company has recorded a $37,729 beneficial conversion discount for the notes. The discounts are being fully amortized over the terms of the notes; (c) $490 outstanding balance on a $13,900, 10% convertible note due June 1, 2014. Subsequent to October 31, 2015 this noteholder forgave the balancer of this note. The Company has reserved up to 8,750,000 shares of its common stock for conversion pursuant to the terms of the notes
 (viii)                        (a) a $57,200 8% convertible note due January 26, 2016, (b) a $58,000 8% convertible note due May 6, 2016, and (c) a $30,700 8% convertible note due July 8, 2016.  The notes are convertible at a 40% discount from the lowest closing price for the twenty trading days prior to conversion. The Company has recorded a $100,699 beneficial conversion discount for the notes. The discounts are being fully amortized over the initial term of the notes. The Company had reserved up to 9,821,428 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to fifteen percent until the notes are paid in full;
 (ix)                           a $44,770, 5% note due April 15, 2016. In fiscal 2014, the Company has recorded a beneficial conversion discount of $35,816 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at the rate of 1.5 shares of common stock for each dollar converted.  In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full; and

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015

 (x)                            (a) $17,617 10% note due October 12, 2016. The Company has recorded a beneficial conversion discount of $17,676 for the note. The discount is being fully amortized over the term of the notes. The notes are convertible at the note holder’s option at  a variable conversion of 58% multiplied by the lowest trading price in the five trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 25,000,000 shares of its common stock for conversion pursuant to the terms of the notes.
 (xi)                           (a) $45,000 outstanding under a $55,125, 8% convertible note due December 9, 2015. The Company has recorded a beneficial conversion discount of $55,000 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by the average of the three lowest closing prices in the fifteen trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); and (b) a $52,500, 8% convertible note due December 9, 2015.  The Company has recorded a beneficial conversion discount of $52,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by the average of the three lowest closing prices in the fifteen trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).The Company had reserved up to 7,094,000 shares of its common stock for conversion pursuant to the terms of the note.
 (xii)                          a $50,000, 10% convertible note due December 15, 2015.  The Company has recorded a beneficial conversion discount of $39,400 for the note. The discount is being fully amortized over the term of the notes.   The note is convertible at the note holder’s option at a variable conversion prices such that during the period during which the note is outstanding at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the five trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”).
 (xiii)                         (a) a $27,500, 8% convertible note due February 2, 2016. The Company has recorded a beneficial conversion discount of $27,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (b) $22,500, 8% convertible note due March 16, 2016. The Company has recorded a beneficial conversion discount of $22,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (c) $27,250,8% convertible note due March 16, 2016. The Company has recorded a beneficial conversion discount of $27,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); and (d) a $22,500, 8% convertible note due July 9, 2016. The Company has recorded a beneficial conversion discount of $15,000 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”);. The Company has reserved up to 8,900,000 shares of its common stock for conversion pursuant to the terms of the notes.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015

 (xiv)                        (a) a $27,500, 8% convertible note due February 2, 2016. The Company has recorded a beneficial conversion discount of $27,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (b)  $22,500, 8% convertible note due March 16, 2016. The Company has recorded a beneficial conversion discount of $22,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (c) $27,250,8% convertible note due March 16, 2016. The Company has recorded a beneficial conversion discount of $27,500 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); (d) a $50,000, 8% convertible note due June 2, 2016. The Company has recorded a beneficial conversion discount of $50,000 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”); and (e) $60,007 outstanding on a $100,000, 8% convertible note due June 2, 2016. The Company has recorded a beneficial conversion discount of $100,000 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by the lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 21,784,111 shares of its common stock for conversion pursuant to the terms of the notes.
 (xv)                         (a) a $33,000, 8% note due November 25, 2015; (b) a $38,000, 8% note due January 17, 2016; (c) a $33,000, 8% note due February 16, 2016; and (d) a $28,000, 8% note due April 20, 2016. The Company has recorded a beneficial conversion discount of $102,828 for the notes. The discounts are being fully amortized over the term of the notes.   The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 10,900,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the notes are paid in full;
 (xvi)                        $21,500 outstanding under a $30,000, 8% note due April 14, 2016. The Company has recorded a beneficial conversion discount of $27,500 for the note. The discount is being fully amortized over the term of the notes. The notes are convertible at the note holder’s option at  a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 4,999,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the notes are paid in full.
 (xvii)                       (a) a $25,000, 8% note due April 22, 2016. The Company has recorded a beneficial conversion discount of $19,723 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”), and (b) a $37,000, 8% note due October 28, 2016. The Company has recorded a beneficial conversion discount of $37,000 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 34,718,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the note paid in full.
 (xviii)                      (a) $6,100 outstanding under a $25,000, 10% note due July 19, 2016 and (b) a $31,900 note due July 28, 2016. The Company has recorded a beneficial conversion discount of $55,549 for the notes. The discounts are being fully amortized over the term of the notes. The notes are convertible at the note holder’s option at  a variable conversion of 58% multiplied by lowest closing price in the twenty trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 1,079,404 shares of its common stock for conversion pursuant to the terms of the notes.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015

 (xix)                         (a) $17,000 outstanding under a $50,000, 8% note due August 21, 2016. The company has recorded a $43,855 a beneficial conversion discount for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate; (b) a $41,000, 8% note due August 21, 2016. The company has recorded a $35,961 a beneficial conversion discount for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate; and (c) a $58,625, 10% note due October 12, 2016. The company has recorded a $58,625 a beneficial conversion discount for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate. The Company has reserved up to 81,000,000 shares of its common stock for conversion pursuant to the terms of the notes.
 (xx)                          (a) $18,125 outstanding under a $25,000, 12% note due October 13, 2016. The company has recorded a $25,000 a beneficial conversion discount for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 58% multiplied by the average of the three lowest closing prices in the fourteen trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate; and (b) a $27,500, 12% note due October 13, 2016. The company has recorded a $27,500 a beneficial conversion discount for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by the average of the three lowest closing price in the fourteen trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate. The Company has reserved up to 11,322,600 shares of its common stock for conversion pursuant to the terms of the notes.
 (xxi)                         (a) a $34,267.02, 8% note due April 30, 2016. The company has recorded a $28,185 a beneficial conversion discount for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 58% multiplied by the average of the three lowest closing prices in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate; and (b) a $55,109.48, 8% note due April 30, 2016. The company has recorded a $45,238 a beneficial conversion discount for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by the average of the three lowest closing price in the fourteen trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate. The Company has reserved up to 120,000,000 shares of its common stock for conversion pursuant to the terms of the notes.

(b) Notes convertible at the Company’s option consist of:
 (i)                            (a) a $15,000, note due April 22, 2016, (b) a $25,000, note due June 28, 2016, (c) a $10,000 note due June 25, 2016, (d) a $5,000 note due July 20, 2016, (e) a $6,000 note due July 22, 2016, (f) a $15,000 note due July 30, 2016 and (g) a $15,000 note due September 29, 2016.  All of the notes bear 10% interest and are convertible at the Company’s option, at a price of thirty ($0.30) cents per share only if, prior to any conversion, the closing price of the Company’s common stock has equaled or exceeded thirty ($0.30) cents per share for ten (10) consecutive trading days. The Company agreed to issue the Noteholders a total of 190,000 shares of its restricted common stock as an inducement for the loan. If the notes are not paid in full on or before maturity, the Company shall issue the noteholders 1,000 shares of its restricted common stock for each month, or portion thereof, that the notes remains unpaid.
 (ii)                           $80,000 in one year 10% notes maturing in July 2016, issued by our subsidiary, Specialty Reports, Inc., convertible at the option of the issuer into the issuer’s common stock at the conversion price of $3.00 per share.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015

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
 (iii)                          a $210,000, 12.462% note due April 30, 2014, but subsequently amended to such time as the lawsuit filed by the Company (see: PART II, ITEM 1 LEGAL PROCEEDINGS) is fully adjudicated. Interest is payable quarterly with a minimum or $600 in cash with the balance payable in cash or stock at the Company’s options calculated as the volume weighted average price of the Company’s common stock for the ten day trading period immediately preceding the last day of each three month period; and
 (iv)                          a $15,000 5% note due May 31, 2015, the Company issued the note holder 5,000 shares of its common stock in connection with this loan. The Company is in discussions with this lender to extend the due date of the note.

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
 (iv)                          a $100,000, 8% note due July 31, 2016. This note is collateralized by a security deposit in the amount of $76,610 held by the Company’s landlord; a $30,000, 10% note due April 20, 2016, and a $50,000, 10% note due April 22, 2016; a $50,000 , 10% note due April 29, 2016; a $50,000, 10% note due May 4, 2016, the Company issued this noteholder 125,000 shares of restricted common stock as an inducement for the loan, a $50,000, 10% note due May 17, 2016, the Company issued this noteholder 125,000 shares of restricted common stock as an inducement for the loan, a $25,000, 10% note due May 28, 2016, the Company issued this noteholder 62,500 shares of restricted common stock as an inducement for the loan,  a $50,000, 10% note due June 23, 2016, the Company issued this noteholder 125,000 shares of restricted common stock as an inducement for the loan, a $22,500, 10% note due July 7, 2016, the Company issued this noteholder 56,250 shares of restricted common stock as an inducement for the loan, a $20,000, 10% note due July 13, 2016, the Company issued this noteholder 56,250 shares of restricted common stock as an inducement for the loan, and a $25,000, 10% note due July 30, 2016, the Company issued this noteholder 62,500 shares of restricted common stock as an inducement for the loan, and $93,000 in advances to the Company in August 2015 the terms of which are under negotiation.
 (v)                           a $50,000, 20% note due September 18, 2015. The Company has reserved 1,672,241 shares of the Company’s restricted common stock as collateral for the loan. The Company issued this Noteholder 272,331 shares of restricted common stock as inducement for the loan. The Company is in discussions with this lender to extend the due date of the note;
 (vi)                          a $33,500, 10% note due April 30, 2016. The Company agreed to pay the holder 1,000 shares per month for each month or fraction thereof the note remains unpaid;
 (vii)                         a $32,000, 10% note due May 8, 2016. The Company agreed to issue 64,000 shares of restricted common stock as an inducement for the loan and pay the holder 1,000 shares per month for each month or fraction thereof the note remains unpaid, a $15,000, 10% note due February 12, 2016. The Company agreed to issue 75,000 shares of restricted common stock as an inducement for the loan and pay the holder 10,000 shares per month for each month or fraction thereof the note remains unpaid, and a $10,000, 10% note due January 21, 2016. The Company agreed to issue 50,000 shares of restricted common stock as an inducement for the loan and pay the holder 13,334 shares per month for each month or fraction thereof the note remains unpaid;

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015

 (viii)                        a $20,000, 10% note due May 8, 2016. The Company agreed to issue 50,000 shares of restricted common stock as an inducement for the loan and pay the holder 1,000 shares per month for each month or fraction thereof the note remains unpaid;
 (ix)                          a $25,000, 10% note due August 21, 2016.The Company agreed to issue 62,500 shares of restricted common stock as an inducement for the loan and pay the holder such number of shares of the Company’s restricted common stock which equal to one thousand ($1,000) dollars determined on the basis of the volume weighted average closing price “VWACP” of the Company’s common stock for the five consecutive trading days immediately prior to the 1st trading day of each month (for a day to be included in the calculation, there must have been at least 100 shares traded on that day). As long as the Company remains current on the payment of the shares under this Paragraph, the Note shall be considered past due but not in default;
     (x)                           a $10,000, 10% note due October 31, 2015.The Company agreed to issue 500,000 shares of restricted common stock as an inducement for the loan and pay the holder such number of shares of the Company’s restricted common stock which equal to Five Hundred ($500) dollars determined on the basis of the volume weighted average closing price “VWACP” of the Company’s common stock for the five consecutive trading days immediately prior to the 1st trading day of each month (for a day to be included in the calculation, there must have been at least 100 shares traded on that day). As long as the Company remains current on the payment of the shares under this Paragraph, the Note shall be considered past due but not in default, and a $25,000, 10% note due October 21, 2016.The Company agreed to issue 1,000,000 shares of restricted common stock as an inducement for the loan and pay the holder such number of shares of the Company’s restricted common stock which equal to one thousand ($1,000) dollars determined on the basis of the volume weighted average closing price “VWACP” of the Company’s common stock for the five consecutive trading days immediately prior to the 1st trading day of each month (for a day to be included in the calculation, there must have been at least 100 shares traded on that day). As long as the Company remains current on the payment of the shares under this Paragraph, the Note shall be considered past due but not in default;
 (xi)                          a $50,000, 10% note due October 19, 2016. The Company agreed to issue 300,000 shares of   restricted common stock as an inducement for the loan and pay the holder 200,000 shares of common stock if the loan is not paid when due. The Company is in discussions with this lender to extend the due date of the note a $10,000, 10% note due January 21, 2016. The Company agreed to issue 50,000 shares of restricted common stock as an inducement for the loan and pay the holder 13,334 shares per month for each month or fraction thereof the note remains unpaid;
 (xii)                         a $10,000, 20% note due October 5, 2016. The Company agreed to issue 200,000 shares of restricted common stock as an inducement for the loan and pay the holder 1,000,000 shares per month for each month or fraction thereof the note remains unpaid. The Company is in discussions with this lender to extend the due date and amend the terms of this note; and
 (xiii)                        a $10,000, 10% note due November 28, 2015. The Company agreed to issue 200,000 shares of restricted common stock as an inducement for the loan and pay the holder 500,000 shares per month for each month or fraction thereof the note remains unpaid.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015

Amortization of Beneficial Conversion Feature for the six months ended October 31, 2015 and 2014 was $931,175 and $314,065, respectively and for the fiscal year ended April 30, 2015 was $1,013,934.

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

The change in fair value of the derivative liabilities of warrants outstanding at October 31, 2015 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.01%		to	1.29%
Expected stock price volatility					251%
Expected dividend payout					0
Expected options life in years	Ranging from	.01	year	to	4.10	years

The change in fair value of the derivative liabilities of convertible notes outstanding at October 31, 2015 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.06%		to	0.65%
Expected stock price volatility					251%
Expected dividend payout					0
Expected options life in years	Ranging from	.20	year	to	1.8	years

The value of the derivative liability was re-assessed as of October 31, 2015 resulting in a gain to the consolidated statements of operations of $80,095 and $8,704 for the six months ended October31, 2015 and 2014, respectively.

October 31, 2015
Opening balance, April 30, 2015	$1,605,535
Derivative liability reclassified to additional paid in capital	(1,029,765)
Derivative financial liability arising on the issue of convertible notes	1,022,187
Fair value adjustments	80,095
Closing balance	$1,678,052

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2015 and April 30, 2015, aggregated loans payable, without demand and with no interest, to officers and directors were $395,853 and $385,853, respectively.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015

NOTE F – EQUITY TRANSACTIONS

On May 18, 2014, the Company’s Board of Directors declared effective a one for seventy-five reverse common stock split. All per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively adjusted to the earliest period presented for the effect of this reverse stock split.

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 750,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 shares of Series A preferred stock issued and outstanding as of October 31, 2015 and April 30, 2015.  The Company had 0 and 0 shares of Series B preferred stock issued and outstanding as of October 31, 2015 and April 30, 2015 respectively.  The Company had nil shares of Series C preferred stock issued and outstanding as of October 31, 2015 and April 30, 2015.  The Company had 134,865,129 and 43,238,320 shares of common stock issued and outstanding as of October 31, 2015 and April 30, 2015, respectively.

Preferred Stock, Series A

During the six months ended October 31, 2015, there were no transactions in Series A Preferred, however, at October 31, 2015, there were $7,944 of accrued dividends payable on the Series A Preferred, compared to the accrual of $7,562 at April 30, 2015.  At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock, Series B

There were no shares of Series B Preferred Stock issued and outstanding at October 31, 2015 and at April 30, 2015.

Preferred Stock Series C

There were no shares of Series C Preferred Stock issued and outstanding at October 31, 2015 and at April 30, 2015.

Common Stock

During the six months ended October 31, 2015, the Company expensed $91,504 for non-cash charges related to stock and option compensation expense.

During the six months ended October 31, 2015, the Company:

●	issued 4,005,396 shares of common stock which had been classified as to be issued at April 30, 2015,
●	sold 760,456 shares of restricted common stock to an accredited investor for $20,000,
●	issued 73,480,530 shares of common stock upon the conversion of $705,574 principal amount of convertible notes,
●	accrued 4,386,240 shares for the conversion of $30,623 of converted notes and accrued interest,
●	issued 3,309,433 shares of common stock valued at $48,840 pursuant to terms of various notes,
●	issued 10,066,000 shares of common stock valued at $120,527 pursuant to consulting agreements,
●	issued 35,056 shares of common stock to three employees pursuant to vesting provisions of prior stock awards.

NOTE G – NONCONTROLLING INTEREST

For the six months ended October 31, 2015, the non-controlling interest is summarized as follows:

Amount
Balance at April 30, 2015	$652,348
Sale of preferred stock	50,000
Non-controlling interest’s share of profits	16,754
Balance at October 31, 2015	$719,103

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015

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

The table below summarizes the fair values of financial liabilities as of October 31, 2015:

		Fair Value Measurement Using
	Fair Value at October 31, 2015	Level 1	Level 2	Level 3
Derivative liabilities	$1,678,052	-	-	$1,678,052

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

Changes in Derivative liability during the six months ended October 31, 2015 were:

		New Additions	Decrease
	April 30,	During	in Fair	October 31,
	2015	Period	Value	2015

Derivative liability	$1,605,535	$1,800,336	$(1,727,819)	$1,678,052
Total	$1,605,535	$1,800,336	$(1,727,819)	$1,678,052

NOTE I – NON-CASH FINANCIAL INFORMATION

During the six months ended October 31, 2015, the Company:

·	Issued 3,309,433 shares of common stock valued at $48,840 pursuant to the terms of the notes
·	Issued 340,000 shares of common stock in settlement of $14,450 in accounts payable
·	Issued 73,140,530 shares of common stock upon conversion of $691,124 of interest and notes and accounts payable
·	Issued 35,056 shares of common stock to three employees pursuant to vesting schedules of prior stock awards
·	Issued 4,005,396 shares of common stock which had been recorded as to be issued at April 30, 2015

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015

NOTE J – SUBSEQUENT EVENTS

During November and through December 11, 2015, the Company:

·	Issued 37,633,885 shares of common stock upon the conversion of $122,762 of notes and accrued interest thereon.

·	Issued 6,051,980 shares valued at $52,000 pursuant to the terms of notes.

·	Issued 2,543,737 shares listed as to be issued at October 31, 2015.

·	Issued 5,165,000 shares to a consultant valued at $19,369 pursuant to the terms of his consulting agreement.

·	Borrowed a total of $69,000 from four accredited investors in one year, 10% notes and agreed to issue up to a total of 2,000,000 shares of restricted common stock as inducement for the loans.

NOTE K – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception.  As of October 31, 2015, the Company had an accumulated deficit of $51,879,110 and working capital deficit (total current liabilities exceeded total current assets) of $5,246,843.  The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months form the filing date of this report.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

NOTE L – LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

As at October 31, 2015, we were not a party to any material pending legal proceeding except as stated below.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

The Company is involved in two (2) litigation matters in the Supreme Court of the State of New York wherein the Company has alleged that the respective lenders have charged the Company excessive and improper fees and penalties on its loans. The Company expects a satisfactory resolution by settlement with each lender.

On December 18, 2012, the Company filed suit in the United States District Court for the Southern District Court of New York against a former credit provider. The suit sought damages arising out of the credit provider’s termination of the Company’s credit line in 2009. The defendant counterclaimed for recovery of legal fees under an indemnification clause contained in one of the loan documents. The matter proceeded to trial in May 2015, and the Court thereafter issued a decision finding in favor of the defendant on the Company’s claims. The defendant now seeks recovery of approximately $2 million in legal fees, relying on the contractual indemnity clause. The Company believes that it has good and valid defenses to the claim, including that the indemnification clause only applies to third party claims; however, there can be no assurance that the Court will agree with the Company’s arguments. The defendant’s motion and our opposition were submitted to the Court in September 2015. On December 21, 2015, the Court issued its decision and order denying the motion of the defendant and stating that unless either party raises other matters before January 15, 2016, the clerk will  enter judgment dismissing the complaint, with costs and disbursements according to law.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 31, 2015 to the Three Months Ended October 31, 2014

For the three months ended October 31, 2015 and 2014, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

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

	Quarter Ended
	October 31,	October 31,
	2015	2014

Revenues	$9,841	$11,297
Net (loss)	$(17,898)	$(16,653)

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues totaled $167,348 during the three months ended October 31, 2015 as compared to $138,074 during the three months ended October 31, 2014. This $29,274 or 21.2% increase was due to increased sales of mobile apps.

Costs and Expenses

General and administrative expenses were $720,202 during the three months ended October 31, 2015, compared to $685,680 during the three months ended October 31, 2014, an increase of $34,521or 5.3% reallocation of the majority of these expenses to continuing operations. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $365,390; General and administrative expenses of $31,716; Accounting, audit and professional fees, $113,036; Consulting fees, $44,736; Rent, utilities and telecommunication expenses $68,807; Travel and entertainment, $9,314;  stock and option based compensation, $38,476; and advertising, marketing and web expenses, $3,005. Expenses incurred during the comparative three month period in 2014 consisted primarily of the following expenses:  Compensation and related costs, $302,538; General and administrative expenses of $63,633; Accounting, audit and professional fees, $32,920; Consulting fees, $69,488; Rent, utilities and telecommunication expenses $67,571; Travel and entertainment, $10,912; stock and option based compensation, $121,529; advertising, marketing and web expenses, $12,801; and taxes, $4,288.

Loss from continuing operations

We incurred a loss from continuing operations, before preferred dividends and non-controlling interest of $1,133,912 for the three months ended October 31, 2015 as compared to $1,144,922 for the corresponding interim period in 2014, a $11,010 or 0.96% decrease. This decrease was attributable primarily to: a $5,780, 115.35% increase in other income; a $34,522 or 5.03% increase in general and administrative expenses as described above; a $359,385 or 176.3% change of (decrease in) fair value of derivative liabilities; a $40,484 or 25.33% increase in financing costs; and a $319,385 or 168.7% increase in the amortization of debt discount. Our net loss attributable to common stockholders increased to $1,164,683 for the three month period ended October 31, 2015 as compared to $1,154,306 for the corresponding period in 2014. The $10,377 or 0.90% increase in net loss attributable to common stockholders for the three month period ended October 31, 2015 was due primarily to the factors described above and a $19,951 or 267.44% increase in the net gain attributed to non-controlling interest.

Comparison of the Six Months Ended October 31, 2015 to the Six Months Ended October 31, 2014

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

	Six Months Ended
	October 31,	October 31,
	2015	2014

Revenues	$28,256	$23,163
Net (loss)	$(30,446)	$(111,017)

For the six months ended October 31, 2015 and 2014, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues totaled $334,571 during the six months ended October 31, 2015 as compared to $270,881 during the six months ended October 31, 2014.  This $63,690 or 23.51% increase was due to increased sales of mobile apps.

Costs and Expenses

General and administrative expenses were $1,388,223 during the six months ended October 31, 2015, compared to $1,217,394 during the six months ended October 31, 2014, an increase of $170,829, or 14.03% primarily due to run down of discontinued operations and reallocation of the majority of these expenses to continuing operations. Expenses incurred during the current six month period consisted primarily of the following expenses: Compensation and related costs, $715,574; Accounting, audit and professional fees, $274,591; Consulting fees, $119,236; Rent, utilities and telecommunication expenses $141,424; Travel and entertainment, $21,995;  stock and option based compensation, $91,504, advertising, marketing and web expenses, $10,736, and taxes, $431. Expenses incurred during the comparative six month period in 2014 consisted primarily of the following expenses: Compensation and related costs, $634,613; Accounting, audit and professional fees, $119,979; Consulting fees, $119,748; Rent, utilities and telecommunication expenses $113,878; Travel and entertainment, $11,291;  stock and option based compensation, $190,019, advertising, marketing and web expenses, $30,186, and taxes, $8,081.

Loss from continuing operations

We incurred a loss from continuing operations before preferred dividends and non-controlling interest of $2,653,075 for our six months ended October 31, 2015 as compared to $1,570,586 for the corresponding interim period in 2014. The $1,082,489 or 68.92% increase in our loss from continuing operations before preferred dividends and non-controlling interest for our six month interim period ended October 31, 2015 was attributable primarily to the: $63,690 or 23.51% increase in revenues; $2,165 or 13.72% increase in other income; and the $71,391 or 820.236% change of (decrease in) fair value of derivative liabilities; all offset by  the $436,025, 176.78% increase in financing costs; the $617,110, 196.49% increase in amortization of debt discount; and non-cash financing costs of $367,939.

Our net loss attributable to common stockholders increased to $2,700,657 for our six month period ended October 31, 2015 as compared to $1,662,735 for the corresponding period in 2014. The $1,037,922, 62.42% increase in net loss attributable to common stockholders for our six month period ended October 31, 2015 was due to the factors described above. Additionally, there was a gain attributed to non-controlling of $16,754 in the six months ended October 31, 2015 as compared to a loss of $19,251 in the six months ended October 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2015, we had a deficit net worth of $6,617,278. We generated a deficit in cash flow from operations of $1,135,084 for the six months ended October 31, 2015. This deficit is primarily attributable to our net loss of $2,683,520 which included: depreciation of $1,810; the value of shares issued for compensation of $120,591; net change in the value of derivative liabilities of $80,095; amortization of debt discount of $931,175; a $52,331 increase in accounts receivable; an increase of $312,754 in payables and accrued expenses; shares issued for finance cost valued at $48,840; and other financing costs of $261,770.

We met our cash requirements during the six month period as follows: through revenues generated:  net proceeds of notes and convertible notes payable of $1,749,518; net proceeds from the sale of common equity in the amount of $20,000; and net proceeds from the sale of subsidiary preferred stock of $50,000. We made net payments on notes payable in the amount of $671,163.

Net cash used by discontinued operations was $17,543.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At October 31, 2015, we had 14 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2015 and 2014 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

The present officers and directors own approximately 1% of the outstanding shares of common stock, without giving effect to shares underlying convertible securities, and therefore are not in a position to elect all of our Directors and otherwise control the Company. However, they can authorize the sale of equity or debt securities of Sparta, the appointment of officers, and the determination of officers’ salaries. Shareholders have no cumulative voting rights.

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

Revenue Recognition

 Information Technology:

Revenues from mobile app products are recognized upon delivery. Revenues from History Reports are recognized upon delivery / download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery.  There were no deferred revenues at October 31, 2015 and April 30, 2015.

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

As at October 31, 2015, we were not a party to any material pending legal proceeding except as stated below.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

The Company is involved in two (2) litigation matters in the Supreme Court of the State of New York wherein the Company has alleged that the respective lenders have charged the Company excessive and improper fees and penalties on its loans. The Company expects a satisfactory resolution by settlement with each lender.

On December 18, 2012, the Company filed suit in the United States District Court for the Southern District Court of New York against a former credit provider. The suit sought damages arising out of the credit provider’s termination of the Company’s credit line in 2009. The defendant counterclaimed for recovery of legal fees under an indemnification clause contained in one of the loan documents. The matter proceeded to trial in May 2015, and the Court thereafter issued a decision finding in favor of the defendant on the Company’s claims. The defendant now seeks recovery of approximately $2 million in legal fees, relying on the contractual indemnity clause. The Company believes that it has good and valid defenses to the claim, including that the indemnification clause only applies to third party claims; however, there can be no assurance that the Court will agree with the Company’s arguments. The defendant’s motion and our opposition were submitted in September 2015. On December 21, 2015, the Court issued its decision and order denying the motion of the defendant and stating that unless either party raises other matters before January 15, 2016, the clerk will  enter judgment dismissing the complaint, with costs and disbursements according to law.

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

During the three months ended October 31, 2015 the Company:

Borrowed a $40,000 note due August 21, 2016. The Company has recorded a beneficial conversion discount of $28,996 for the note. The discount is being fully amortized over the term of the note.   The note is convertible at the note holder’s option at a variable conversion prices such that during the period during which the note is outstanding, the note convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 15,000,000 shares of its common stock for conversion pursuant to the terms of the note.  In the event the note is not paid when due, the interest rate is increased to eighteen percent until the note is paid in full.

Borrowed a $33,000, 5% convertible note due August 25, 2017. This is the second tranche of a $165,000 note. The conversion price is 70% of the average of the three lowest closing prices during the 20 trading days immediately previous to the day the conversion notice is delivered to the Company (In the case that conversion shares are not deliverable by DWAC an additional 5% discount will apply; and if the shares are chilled for deposit into the DTC system and only eligible for Xclearing deposit an additional 7.5% discount shall apply). Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of this note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The Company has recorded a $9,029 beneficial conversion discount for the note. The discount is being fully amortized over the initial term of the note. The Company has reserved up to 2,700,000 shares of its common stock for conversion pursuant to the terms of the note.

Borrowed a $17,617, 10% note due October 12, 2016. The Company has recorded a beneficial conversion discount of $17,676 for the note. The discount is being fully amortized over the term of the notes. The notes are convertible at the note holder’s option at  a variable conversion of 58% multiplied by the lowest trading price in the five trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company had reserved up to 25,000,000 shares of its common stock for conversion pursuant to the terms of the note.

Borrowed a $28,000, 8% note due April 20, 2016. The Company has recorded a beneficial conversion discount of $28,000 for the note. The discount is being fully amortized over the term of the notes. The notes are convertible at the note holder’s option at a variable conversion prices such that during the period during which the notes are outstanding, with all notes convertible at 58% multiplied by the average of the three lowest closing bid prices for the common stock during the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 15,000,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the notes are paid in full.

Borrowed a $37,000, 8% note due October 28, 2016. The Company has recorded a beneficial conversion discount of $37,000 for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at a variable conversion of 60% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate”). The Company has reserved up to 33,189,000 shares of its common stock for conversion pursuant to the terms of the notes.  In the event the notes are not paid when due, the interest rate is increased to twenty-two percent until the note paid in full.

Borrowed a $41,000, 8% note due August 21, 2016. The company has recorded a $35,961 a beneficial conversion discount for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by lowest closing price in the ten trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate. The Company has reserved up to 21,000,000 shares of its common stock for conversion pursuant to the terms of the notes.

Borrowed a $27,500, 12% note due October 13, 2016. The company has recorded a $27,500 a beneficial conversion discount for the note. The discount is being fully amortized over the term of the note. The note is convertible at the note holder’s option at  a variable conversion of 58% multiplied by the average of the three lowest closing price in the fourteen trading day period ending one trading day prior to the submission date of the conversion notice by the note holder to the Company (the “Discount Conversion Rate. The Company has reserved up to 5,936,124 shares of its common stock for conversion pursuant to the terms of the notes.

·	issued 51,430,614 shares of common stock upon the conversion of $331,422 principal amount of convertible notes,
·	accrued 4,386,240 shares for the conversion of $30,623 of converted notes and accrued interest,
·	issued 2,908,374 shares of common stock valued at $37,762 pursuant to terms of various notes,
·	issued 7,220,000 shares of common stock valued at $38,447 pursuant to consulting agreements,

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

SPARTA COMMERCIAL SERVICES, INC.

Date: December 21, 2015	By: /s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer

Date: December 21, 2015	By: /s/ Anthony W. Adler
Anthony W. Adler
Principal Financial Officer