Form 10-Q
period 2016-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2016-03-21
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

As of March 17, 2016, we had 339,936,798 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2016	April 30, 2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$22,929	$14,034
Accounts receivable	39,064	10
Other current assets	1,629	5,706
Total Current Assets	63,622	19,750
Property and equipment, net of accumulated depreciation and amortization of $205,743 and $203,215, respectively	7,519	10,047
Goodwill	10,000	10,000
Other assets	9,628	9,628
Deposits	79,776	79,776
Total Long Term Assets	106,923	109,451
Total assets from continuing operations	170,545	129,201
ASSETS FROM DISCONTINUED OPERATIONS	-	13,955
Total assets	$170,545	$143,156

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,972,058	$1,382,598
Current portion notes payable net of beneficial conversion feature of $447,794 and $762,426, respectively	2,371,653	1,374,786
Derivative liabilities	1,707,998	1,605,535
Total Current Liabilities	6,051,709	4,362,919
Long term portion notes payable net of beneficial conversion features of $5,719 and $0, respectively	1,053,149	1,263,369
Loans payable-related parties	395,853	385,853
Total Long Term Liabilities	1,449,002	1,649,222
Total liabilities from continuing operations	7,500,711	6,012,141
LIABILITIES FROM DISCONTINUED OPERATIONS	32,797	70,117
Total liabilities	7,533,508	6,082,258

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 245,603,052 and 43,238,320 shares issued and outstanding, respectively	245,603	43,238
Common stock to be issued 11,962,162 and 2,356,598, respectively	11,962	2,356
Additional paid-in-capital	44,974,871	42,528,909
Accumulated deficit	(53,323,003)	(49,178,453)
Deficit attributable to shareholders of Sparta Commercial Services, Inc.	(8,078,067)	(6,591,450)
Non-controlling interest	715,104	652,348
Total Deficit	(7,362,963)	(5,939,102)
Total Liabilities and Deficit	$170,545	$143,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Revenue
Information technology	$153,202	$164,419	$487,773	$435,300
Cost of goods sold	17,431	49,461	99,233	135,507
Gross profit	135,771	114,958	388,540	299,792

Operating expenses:
General and administrative	669,276	949,993	2,057,498	2,172,942
Depreciation and amortization	667	897	2,477	2,690
Total operating expenses	669,943	950,890	2,059,975	2,175,632

Loss from operations	(534,172)	(835,932)	(1,671,435)	(1,875,840)

Other (income) expense:
Other income	(3,030)	(1,205)	(20,974)	(16,984)
Financing cost	218,847	159,908	969,245	406,558
Amortization of debt discount	422,420	240,503	1,285,873	554,568
Loss in changes in fair value of derivative liability	271,782	56,287	191,687	47,583
Total other expense	910,019	455,493	2,425,831	991,725

Loss from continuing operations	$(1,444,191)	$(1,291,425)	$(4,097,266)	$(2,867,565)

Loss from discontinued operations	(3,509)	(98,017)	(33,955)	(210,988)

Net Loss	(1,447,700)	(1,389,442)	(4,131,221)	(3,078,553)

Net (gain) loss attributed to Non-controlling interest	3,998	(9,316)	(12,756)	9,935

Preferred dividend	(191)	(191)	(573)	(573)

Net loss attributed to common stockholders	$(1,443,893)	$(1,398,950)	$(4,144,550)	$(3,069,192)

Basic and diluted loss per share	$(0.01)	$(0.06)	$(0.04)	$(0.13)

Basic and diluted loss per share attributed to Sparta Commercial Services, Inc. common stockholders	$(0.01)	$(0.06)	$(0.04)	$(0.13)

Weighted average shares outstanding	193,147,912	22,669,672	114,882,077	23,746,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
FOR THE NINE MONTHS ENDED JANUARY 31, 2016
(UNAUDITED)

	Series A		Series B		Series C				Common Stock		Additional		Non-
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2015	125	$12,500	-	$-	-	$-	43,238,320	$43,238	2,356,598	$2,356	$42,528,909	$(49,178,453)	$652,348	$(5,939,102)
Correcting							(30,060)	$(30)						(30)
Rounding								1			329			330
Derivative liability reclassification											1,153,310			1,153,310
Sale of subsidiary preferred stock													50,000	50,000
Sale of common stock							760,456	760			19,240			20,000
Shares issued for financing cost							11,201,413	11,201	7,262,500	7,262	113,466			131,929
Shares issued for conversion of notes, interest and accounts payable							164,916,867	164,917	2,343,064	2,344	989,107			1,156,368
Stock compensation							25,481,000	25,481			170,481			195,962
Employee stock & options expense							35,056	35			29			64
Preferred dividend												(573)		(573)
Net loss												(4,143,977)	12,756	(4,131,221)
Balance January 31, 2016	125	$12,500	-	$-	-	$-	245,603,052	$245,603	11,962,162	$11,962	$44,974,871	$(53,323,003)	$715,104	$(7,362,963)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 AND 2015
(UNAUDITED)

	Nine Months Ended
	January 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,131,221)	$(3,078,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments	331	13
Depreciation and amortization	2,477	2,690
Loss due to change in fair value of derivative liabilities	191,687	47,583
Amortization of debt discount	1,285,873	554,568
Equity based finance cost	96,090	94,142
Non-cash financing cost	332,135	-
Equity based compensation	196,026	382,377
Changes in operating assets and liabilities
Accounts receivable	(39,054)	60,516
Other assets	4,077	2,452
Accounts payable and accrued expenses	711,733	152,659
Net cash used in operating activities	(1,349,846)	(1,781,553)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	20,000	725,892
Net proceeds from sale of subsidiary preferred stock	50,000	-
Net proceeds from convertible notes	1,898,718	1,022,625
Net payments on convertible notes	(676,663)	(177,500)
Net proceeds from subsidiary notes	80,000	155,000
Net proceeds from related party notes	10,000	-
Net cash provided by financing activities	1,382,055	1,726,017

Cash flows from discontinued operations:
Depreciation of assets of discontinued operations	7,005	15,565
Cash used in operating activities of discontinued operations	(30,319)	-
Cash used in financing activities of discontinued operations	-	(23,303)
Net Cash flow from discontinued operation	(23,314)	(7,738)

Net increase (decrease) in cash	$8,895	$(63,274)

Cash and cash equivalents, beginning of period	$14,034	$70,456
Cash and cash equivalents , end of period	$22,929	$7,182

Cash paid for:
Interest	$9,309	$2,405
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2016

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2016 and for the three and nine month periods ended January 31, 2016 and 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2015 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission.

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

Business

Sparta Commercial Services, Inc. ("Sparta" "we," "us," or the "Company") is a Nevada corporation. We are a technology company that develops and markets mobile application tools, products and services. We also provide vehicle title history reports and a municipal leasing program.

Our roots are in the Powersports industry and our original focus was providing consumer and municipal financing to the powersports, recreational vehicle, and automobile industries (see Discontinued Operations). Presently, through our subsidiary, Specialty Reports, Inc. (SRI), we offer Mobile Application development, sales, marketing and support, and Vehicle Title History Reports.

Our mobile application (mobile app) offerings have broadened our base beyond vehicle dealers to a wide range of businesses including, but not limited to, racetracks, private clubs, country clubs, restaurants and grocery stores. We also offer a private label version of our mobile app framework to enable other businesses to offer custom apps to their customers.

Our vehicle history reports include Cyclechex (Motorcycle History Reports at www.cyclechex.com); RVchecks (Recreational Vehicle History Reports at www.rvchecks.com); CarVINreport (Automobile at www.carvinreport.com) and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com). Our Vehicle History Reports are designed for consumers, retail dealers, auction houses, insurance companies and banks/finance companies.

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
JANUARY 31, 2016

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

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions.

Information Technology:

Revenues from mobile app products are generally recognized upon delivery. Revenues from History Reports are generally recognized upon delivery / download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery. There were no deferred revenues at January 31, 2016 and April 30, 2015.

Discontinued Operations:

Revenues from RISCs and leases

The RISCs are secured by liens on the titles to the vehicles. The RISCs are accounted for as loans.  Upon purchase, the RISCs appear on our balance sheet as RISC loans receivable current and long term. When the RISC is entered into our accounting system, based on the customer's APR (interest rate), an amortization schedule for the loan on a simple interest basis is created. Interest is computed by taking the principal balance times the APR rate then divided by 365 days to get the daily interest amount. The daily interest amount is multiplied by the number of days from the last payment to get the interest income portion of the payment being applied. The balance of the payment goes to reducing the loan principal balance.

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
JANUARY 31, 2016

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

Income Taxes

We utilize ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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
JANUARY 31, 2016

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

At January 31, 2016 and 2015, 1,192,253,489 and 1,925,853 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred net losses of $4,131,221 and $3,078,553 during the nine months ended January 31, 2016 and 2015, respectively. The Company’s current liabilities exceed its current assets by $5,988,087 as of January 31 2016.

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

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception.  As of January 31, 2016, the Company had an accumulated deficit of $53,323,003 and a working capital deficit (total current liabilities exceeded total current assets) of $5,988,087.  The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

In order to improve the Company’s liquidity, the Company’s management is actively pursuing additional equity financing through discussions with investment bankers and private investors.  There can be no assurance that the Company will be successful in its effort to secure additional equity financing.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2016

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

The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. The following table presents summarized operating results for the discontinued operations.

	Nine Months Ended
	January 31,	January 31,
	2016	2015

Revenues	$35,195	$32,394
Net loss	$(33,955)	$(210,988)

As the Company sold all of its portfolio of performing RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the nine months ended January 31, 2016 and 2015.

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at January 31, 2016 and April 30, 2015:

	January 31,	April 30,
	2016	2015
Motorcycles and other vehicles	$13,261	$22,086
Less: accumulated depreciation	(12,279)	(13,456)
Motorcycles and other vehicles, net of accumulated depreciation	982	8,630
Less: estimated reserve for residual values	(982)	(2,436)
Motorcycles and other vehicles under operating leases, net	$-	$6,194

At April 30, 2015, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the nine months ended January 31, 2016 was $3,959 and for the year ended April 30, 2015, it was $28,736. All of the assets are pledged as collateral for outstanding notes payable.

RETAIL (RISC) LOAN RECEIVABLES

All of the Company’s RISC performing loan receivables were sold in August 2013.  As of January 31, 2016 and April 30, 2015, the Company had: RISC loans net of reserves of $0 and $7,761, respectively.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the quarter or nine months ending January 31, 2016 or the year ending April 30, 2015.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2016

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTES PAYABLE

	January 31,	April 30,
	2016	2015

Secured, subordinated individual lender	$18,328	$58,037
Secured, subordinated individual lender	12,080	12,080
Total	$30,408	$70,117

At January 31, 2016, the notes have maturities due within one year.

NOTE D – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	January 31, 2016	April 30, 2015
Notes convertible at holder’s option	$2,240,815	$2,707,080
Notes convertible at Company’s option	171,000	15,000
Notes with interest only convertible at Company’s option	260,000	285,000
Non-convertible notes payable	1,206,500	393,000
Subtotal	3,878,315	3,400,580
Less, Debt discount	(453,513)	(762,426)
Total	$3,424,802	$2,638,154

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value.

Amortization of debt discount for the nine months ended January 31, 2016 and 2015 was $1,285,873 and $554,568, respectively.

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

The change in fair value of the derivative liabilities at January 31, 2016 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.36 % to 0.54%
Expected stock price volatility		411%
Expected dividend payout		0%
Expected options life in years	Ranging from	0.25 year to1.58	years

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2016

During the nine months ended January 31, 2016 and 2015, the Company recorded expense of $191,687 and $47,583, respectively, related to the change in value of the derivative liabilities.

Changes in derivative liability during the nine months ended January 31, 2016 were:

January 31, 2016
Opening balance, April 30, 2015	$1,605,535
Derivative liability reclassified to additional paid in capital	(1,153,310)
Derivative financial liability arising on the issue of convertible notes	1,064,086
Fair value adjustments	191,687
Closing balance	$1,707,998

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of January 31, 2016 and April 30, 2015, aggregated loans payable, without demand and with no interest, to officers and directors were $395,853 and $385,853, respectively.

NOTE F – EQUITY TRANSACTIONS

On May 18, 2014, the Company’s Board of Directors declared effective a one for seventy-five reverse common stock split. All per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively adjusted to the earliest period presented for the effect of this reverse stock split.

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 750,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 shares of Series A preferred stock issued and outstanding as of January 31, 2016 and April 30, 2015.  The Company had no shares of Series B preferred stock issued and outstanding as of January 31, 2016 and April 30, 2015.  The Company had no shares of Series C preferred stock issued and outstanding as of January 31, 2016 and April 30, 2015.  The Company had 245,603,052 and 43,238,320 shares of common stock issued and outstanding as of January 31, 2016 and April 30, 2015, respectively.

Preferred Stock, Series A

Accrued dividends payable on the Series A Preferred were $8,135 and $7,562 at January 31, 2016 and April 30, 2015, respectively. At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Common Stock

During the nine months ended January 31, 2016, the Company expensed $196,026 for non-cash charges related to stock and option compensation expense.

During the nine months ended January 31, 2016, the Company:

●	issued 2,356,598 shares of common stock which had been classified as to be issued at April 30, 2015,
●	sold 760,456 shares of restricted common stock to an accredited investor for $20,000,
●	issued 164,916,867 shares of common stock and accrued 2,343,064 shares of common stock for the conversion of $1,156,368 of note principal and accrued interest and accounts payable,
●	issued 11,201,413 shares of common stock valued at $96,776 pursuant to terms of various notes,
●	issued 25,481,000 shares of common stock valued at $195,962 pursuant to consulting agreements,
●	issued 35,056 shares of common stock to three employees pursuant to vesting provisions of prior stock awards.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2016

NOTE G – FAIR VALUE MEASUREMENTS

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

The table below summarizes the fair values of financial liabilities as of January 31, 2016:

		Fair Value Measurement Using
	Fair Value at January 31, 2016	Level 1	Level 2	Level 3
Derivative liabilities	$1,707,998	-	-	$1,707,998

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

NOTE H – NON-CASH FINANCIAL INFORMATION

During the nine months ended January 31, 2016, the Company:

●	Issued 11,201,413 shares of common stock valued at $96,776 pursuant to the terms of the notes
●	Issued 164,916,867 shares of common stock and accrued 2,343,064 shares of common stock for the conversion of $1,156,368 of note principal and accrued interest
●	Issued 35,056 shares of common stock to three employees pursuant to vesting schedules of prior stock awards
●	Issued 2,356,598 shares of common stock which had been recorded as to be issued at April 30, 2015

NOTE I – SUBSEQUENT EVENTS

Subsequent to January 31, 2016 the Company:

Issued 87,641,657 shares of common stock upon the conversion of $70,666 of note principal and accrued interest.

Issued 1,432,089 shares of common stock for financing cost.

Issued 5,230,000 shares of common stock pursuant to consulting agreements.

Entered into new notes payable aggregating $81,000.

Made cash payments on notes payable aggregating $60,000.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2016

NOTE J – LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As at January 31, 2016, we were not a party to any material pending legal proceeding except as stated below.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

The Company was involved in three litigation matters in the Supreme Court of the State of New York wherein the Company had alleged that the respective lenders have charged the Company excessive and improper fees and penalties on its loans. These matters have since been discontinued.

On December 18, 2012, the Company filed suit in the United States District Court for the Southern District Court of New York against a former credit provider. The suit sought damages arising out of the credit provider’s termination of the Company’s credit line in 2009. The defendant counterclaimed for recovery of legal fees of $2 million under an indemnification clause contained in one of the loan documents. The matter proceeded to trial in May 2015, and the Court thereafter issued decisions dismissing the Company’s claims and the defendant’s counterclaim. On January 15, 2016 the complaint, the amended complaint and the defendant’s counterclaim were dismissed. On February 12, 2016, the Company filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the judgment dismissing the complaint and amended complaint. On February 18, 2016 the defendant filed a Notice of Cross-Appeal of the dismissal of its counterclaim.  Sparta can make no representations about the potential outcome of the appeal or cross-appeal, but believes that the decision of the lower court dismissing the defendant’s counterclaim was properly decided in holding that the indemnification clause did not apply to defendant’s claim.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended January 31, 2016 to the Three Months Ended January 31, 2015

For the three months ended January 31, 2016 and 2015, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

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

	Quarter Ended
	January 31,	January 31,
	2016	2015

Revenues	$6,939	$9,290
Net loss	$(3,509)	$(98,017)

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues totaled $153,202 during the three months ended January 31, 2016 as compared to $164,419 during the three months ended January 31, 2015. This $11,217 or 6.7% decrease was due to the leadtime required by the Company’s decision to broaden the mobile application customer base.

Costs and Expenses

General and administrative expenses were $669,276 during the three months ended January 31, 2016, compared to $949,993 during the three months ended January 31, 2015, a decrease of $280,717 or 29.5%, primarily due to overall reductions in expense due to management’s efforts to reduce overhead. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $249,551; Accounting, audit and professional fees, $110,761; Consulting fees, $32,802; Rent, utilities and telecommunication expenses $96,682; Travel and entertainment, $12,413;  stock and option based compensation, $87,848; and advertising, marketing and web expenses, $8,596. Expenses incurred during the comparative three month period in 2015 consisted primarily of the following expenses: Compensation and related costs, $467,890; Accounting, audit and professional fees, $86,548; Consulting fees, $107,150; Rent, utilities and telecommunication expenses $38,813; Travel and entertainment, $649; stock and option based compensation, $194,952; advertising, marketing and web expenses, $2,841.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Net other expense was $910,019 for the three months ended January 31, 2016, compared to $455,493 for the three months ended January 31, 2015, an increase of $454,526 or 99.8%. The increase results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods.

Loss from continuing operations

We incurred a loss from continuing operations, before preferred dividends and non-controlling interest of $1,444,191 for the three months ended January 31, 2016 as compared to $1,291,425 for the corresponding interim period in 2015, a $152,766 or 11.8% increase. This increase was attributable primarily to an increase in interest and other expense of $454,526, partially offset by an increase in gross profit of $20,813 and a decrease in operating expenses of $280,947. Our net loss attributable to common stockholders increased to $1,443,893 for the three month period ended January 31, 2016 as compared to $1,398,950 for the corresponding period in 2015. The $44,943 or 3.2% increase in net loss attributable to common stockholders for the three month period ended January 31, 2016 was due primarily to the factors described above and a $94,508 or 96.4% decrease in the loss from discontinued operations.

Comparison of the Nine Months Ended January 31, 2016 to the Nine Months Ended January 31, 2015

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

	Nine Months Ended
	January 31,	January 31,
	2016	2015

Revenues	$35,195	$32,394
Net loss	$(33,955)	$(210,988)

For the nine months ended January 31, 2016 and 2015, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues totaled $487,773 during the nine months ended January 31, 2016 as compared to $435,300 during the nine months ended January 31, 2015.  This $52,473 or 12.1% increase was due to increased revenue from mobile apps.

Costs and Expenses

General and administrative expenses were $2,057,498 during the nine months ended January 31, 2016, compared to $2,172,942 during the nine months ended January 31, 2015, a decrease of $115,444, or 5.3% primarily due to overall reductions in expense due to management’s efforts to reduce overhead. Expenses incurred during the current nine month period consisted primarily of the following expenses: Compensation and related costs, $965,125; Accounting, audit and professional fees, $385,352; Consulting fees, $152,038; Rent, utilities and telecommunication expenses $238,106; Travel and entertainment, $34,408;  stock and option based compensation, $166,939, advertising, marketing and web expenses, $19,332. Expenses incurred during the comparative nine month period in 2015 consisted primarily of the following expenses: Compensation and related costs, $1,039,042; Accounting, audit and professional fees, $194,529; Consulting fees, $214,923; Rent, utilities and telecommunication expenses $152,692; Travel and entertainment, $11,939;  stock and option based compensation, $382,377, advertising, marketing and web expenses, $22,568.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Net other expense was $2,425,831 for the nine months ended January 31, 2016, compared to $991,725 for the nine months ended January 31, 2015, an increase of $1,434,106 or 144.6%. The increase results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods.

Loss from continuing operations

We incurred a loss from continuing operations before preferred dividends and non-controlling interest of $4,097,266 for our nine months ended January 31, 2016 as compared to $2,867,565 for the corresponding interim period in 2015, an increase of $1,229,701 or 42.9%. This increase was attributable primarily to an increase in interest and other expense of $1,434,106, partially offset by an increase in gross profit of $88,748 and a decrease in operating expenses of $115,657.

Our net loss attributable to common stockholders increased to $4,144,550 for the nine month period ended January 31, 2016 as compared to $3,069,192 for the corresponding period in 2015. The $1,075,358 or 35.0% increase in net loss attributable to common stockholders for the nine month period ended January 31, 2016 was due primarily to the factors described above and a $177,033 or 83.9% decrease in the loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2016, we had a deficit of $7,362,963. We generated a deficit in cash flow from operations of $1,349,846 for the nine months ended January 31, 2016. This deficit results primarily from our net loss of $4,131,221, partially offset by noncash expense of $2,104,288 and an increase of $711,733 in payables and accrued expenses.

We met our cash requirements during the nine month period as follows: through revenues generated:  net proceeds of notes and convertible notes payable of $1,988,718; net proceeds from the sale of common equity in the amount of $20,000; and net proceeds from the sale of subsidiary preferred stock of $50,000. We made net payments on notes payable in the amount of $676,663.

Net cash used by discontinued operations was $23,314.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At January 31, 2016, we had 14 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

We estimate that we will need approximately $1,300,000 in addition to our normal operating cash flow to conduct operations during the next twelve months.   However, there can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

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

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions.

Information Technology:

Revenues from mobile app products are generally recognized upon delivery. Revenues from History Reports are generally recognized upon delivery / download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery.  There were no deferred revenues at January 31, 2016 and April 30, 2015.

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

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As at January 31, 2016, we were not a party to any material pending legal proceeding except as stated below.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

The Company was involved in three litigation matters in the Supreme Court of the State of New York wherein the Company had alleged that the respective lenders have charged the Company excessive and improper fees and penalties on its loans. These matters have since been discontinued.

On December 18, 2012, the Company filed suit in the United States District Court for the Southern District Court of New York against a former credit provider. The suit sought damages arising out of the credit provider’s termination of the Company’s credit line in 2009. The defendant counterclaimed for recovery of legal fees of $2 million under an indemnification clause contained in one of the loan documents. The matter proceeded to trial in May 2015, and the Court thereafter issued decisions dismissing the Company’s claims and the defendant’s counterclaim. On January 15, 2016 the complaint, the amended complaint and the defendant’s counterclaim were dismissed. On February 12, 2016, the Company filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the judgment dismissing the complaint and amended complaint. On February 18, 2016 the defendant filed a Notice of Cross-Appeal of the dismissal of its counterclaim.  Sparta can make no representations about the potential outcome of the appeal or cross-appeal, but believes that the decision of the lower court dismissing the defendant’s counterclaim was properly decided in holding that the indemnification clause did not apply to defendant’s claim.

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

During the three months ended January 31, 2016 the Company:

•
Entered into a convertible note in the principal amount of $13,200. The note bears interest at 10% per year and matures on December 18, 2016. The note is convertible at the note holder’s option at the lower of 52% of low sale price of our common stock for the previous 20 days or $0.60.

•
Entered into a convertible note in the principal amount of $10,000. The note bears interest at 10% per year and has a variable maturity date.  The note is convertible at the note holder’s option at 60% of the average closing price of our common stock for the previous 5 days.

•	Issued 87,430,943 shares of common stock upon the conversion of $183,772 principal amount of convertible notes and $27,195 of accrued interest
•	Issued 7,891,980 shares of common stock valued at $47,934 pursuant to the terms of various notes
•	Issued 15,415,000 shares of common stock valued at $75,435 pursuant to consulting agreements

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

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

Date: March 21, 2016	By: /s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting