Form 10-K
period 2016-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2016-08-26
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission file number: 0-9483

SPARTA COMMERCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	30-0298178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 West 44th Street, Suite 2001, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 239-2666

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 504 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files).     ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, on October 31, 2015 was $996,341.

As of July 31, 2016, we had 483,665,125 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPARTA COMMERCIAL SERVICES, INC.

PART I

ITEM 1.                 BUSINESS

General Overview

Sparta Commercial Services, Inc. ("Sparta," "we," "us," or the "Company") is a Nevada corporation serving three markets. Sparta is a technology company that develops, markets and manages business mobile applications (mobile apps) for smartphones and tablets. The Company also owns and manages websites which sell on-demand motorcycle, recreational vehicle, power-sport vehicle and truck title history reports for consumers, retail dealers, auction houses, insurance companies and banks/finance companies. Lastly, since 2007, Sparta has administered leasing programs for local and/or state agencies seeking to finance municipal vehicles and equipment.

In 2016, the Company changed the name of its majority-owned subsidiary Specialty Reports, Inc., to iMobile Solutions, Inc. The new name reflects the Company’s strategic evolution and focus on the fast-growing mobile application market.

Sparta’s mobile application (mobile app) offerings have broadened our base beyond our original base of vehicle dealers to include a wide range of businesses including, but not limited to, racetracks, private clubs, country clubs, restaurants and grocery stores. We also offer a private label version of our mobile app framework to enable other businesses to offer custom apps to their customers.

The Company’s vehicle history reports include Cyclechex (Motorcycle History Reports at www.cyclechex.com ); RVchecks (Recreational Vehicle History Reports at www.rvchecks.com ); CarVINreport (Automobile Reports at www.carvinreport.com ) and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com ). Our Vehicle History Reports are designed for consumers, retail dealers, auction houses, insurance companies and banks/finance companies.

Sparta also administers a Municipal Leasing Program for local and/or state agencies throughout the country who are seeking a better and more economical way to finance their essential equipment needs, including police motorcycles, cruisers, buses, and EMS equipment. We are continuing to expand our roster of equipment manufacturers and the types of equipment we lease.

Sparta’s offices are located at 28 West 44th Street, Suite 2001, New York, NY 10036, (212) 239-2666. The Company maintains a corporate website at www.spartacommercial.com.

We identify our ongoing information technology business in two reporting groups: mobile apps and vehicle history reports, both of which operate under our wholly owned subsidiary, iMobile Solutions, Inc.

MOBILE APPS

Sparta creates mobile applications (mobile apps) for small and medium-size businesses under the tradename iMobileApp. iMobileApp employs a subscription business model and is positioned as a fast and affordable way for businesses to develop and launch a mobile app. The iMobileApp platform allows businesses to have a high-quality, fully functioning custom mobile app often at a lower cost than traditional marketing efforts, and typically at a significantly lower cost than a website.

The Company has developed and managed mobile apps since 2011, creating hundreds of mobile apps for a wide variety of businesses for customers in 49 states and Canada. Today, iMobileApp is the largest provider of mobile apps to the Harley-Davidson dealership network.

Mobile apps are becoming one of the most important digital tools that a consumer-facing business can employ. Smartphones and tablets are now the leading devices for accessing the internet, and it is estimated that upwards of 80% of mobile use time is dedicated to utilizing mobile apps. As consumers become more mobile, businesses are increasingly seeing the need to as well. Currently, the mobile app development industry serving small to medium-sized businesses is fragmented, and the Company believes that iMobileApp can become a brand leader in this category.

An iMobileApp provides consumers easy access to a business website simply by touching the Company’s application icon. There is no need to search for or type in a web address. iMobileApp has dozens of basic and advanced functions, including providing businesses the ability to send a segmented promotional message that appears on the consumer’s mobile device front page, rather than in an email or text message. “Geo-fencing” is a feature that allows businesses to message customers who are in the vicinity of their store or event, or even when visiting a competitor.

The iMobileApp pricing model includes a modest up-front development fee, and an auto-renewing monthly subscription. Once a business launches an iMobileApp, Sparta provides them with marketing tools to assist their customers in downloading the mobile app from the Apple and Android app stores. The Company offers two levels of on-going maintenance and support. The basic subscription provides training, technical support and software updates. The premium-priced program adds a fully managed feature, allowing businesses to contact iMobileApp Customer Service who will initiate campaigns, promotional messaging, and other iMobileApp features on behalf of the client.

A partial listing of iMobileApp features includes:

Mobile Client Framework (“MCF”) - Our mobile framework software allows us to provide customized apps that can be installed on the individual mobile devices and deployed through the Apple and Android app stores.

Content Management System (CMS) -iMobileApp customers can use our web-based content management system to upload images to their mobile app, change text content, change colors, organize the order of tabs, and publish updates to the app.

Customized Registration System - iMobileApp customers can elect to present their users with a registration screen on startup that collects information such as first name, last name, email address and telephone number in order to track marketing information and push individual notification messages for future functionality.

Push Notification System – A direct communication channel between businesses and their mobile app users. Allows brands to socialize directly with their very best customers, anytime, anywhere, to build a relationship at a one-to-one level.

Geo-Fencing Feature – Allows businesses to create an invisible “message fence” around a specific geographic area. When their app users are within the fenced area, the user receives a pre-programmed message on their device. This is especially useful when businesses have special promotions or events they would like to advertise to nearby users who are most likely to take advantage of them. Businesses can also “geo-fence” around a competitor, offering their users special promotions before they enter the competitor’s venue.

Inventory Display Manager – Business can manage, display and sell from their inventory on their mobile app. Inventory can be integrated through web link, hand-key, or inventory management data feed.

Event Manager – Business can manage and display upcoming events on their mobile app. Customers can view the event calendar, RSVP and Inventory can be integrated through web link, hand-key, or inventory management data feed.

Quick Dial Feature – Users tap the Quick Dial option to get a list of the business phone numbers on their mobile phones. The user selects the number to dial by putting their finger on the number. The business can add, remove, and edit phone numbers that appear in the Quick Dial screen from their CMS.

QR Code Creator - The app customer can create QR codes from the CMS system and specify the action that should occur when a user scans the code. Actions include displaying information contained in the code, opening a URL, etc.

Multi-Location Management – Business can add and manage multiple locations on their app, each with distinct hours of operations, user database and notification segmentation. Businesses pay subscription fees for each location they wish to include in their app. Customers can use the client customization portal to add locations to their mobile app.

Marketing and Branding of iMobileApp

Marketing Materials - The CMS allows app customers to download stock artwork, including banners for website display, and to help promote their products and services.

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

In June 2010, iMobile Solutions, Inc. entered into an exclusive five-year agreement with a U.S. government authorized third-party distributor of on-line data from National Motor Vehicle Title System (NMVTIS) for NMVTIS data on motorcycles, scooters, ATVs and recreational vehicles.

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

     Vehicle History Reports Affiliate Program:

●      Dealers and other industry sources can incorporate the Cyclechex, RVchex, Truckchex or CarVinReport website linking their sales and marketing strategies
●      Affiliates earn commission on Cyclechex, RVchex, Truckchex or CarVinReport history reports generated from their sites

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

The following websites are among those affiliated with iMobile Solutions, Inc. used to appropriately direct customer inquiries:

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

Crushed Vehicles
Disclosed Damage
Last Recorded Odometer Reading
Manufacturers’ Recall History
Manufacturers’ Specifications
Multi-State Searches
Rebuilt Titles
Salvage-Stolen Titles
Salvaged or Damaged Titles
VIN Decoding
Crash Data
Inspection Data

MARKETING AND SALES

Marketing

Our marketing starts with product development. We create compelling products that; (i) in the case of iMobile Solutions, Inc. and iMobileApp, provide a variety of small to mid-sized businesses with a state-of-the-art mobile application, and (ii) in the case of our four vehicle history report products, provide historical title information that assists consumers in purchase decision-making and dealers, auction houses, or other entities in making a sale or evaluating a vehicle.

iMobile Solutions, Inc. (iMS)

The primary marketing objective for iMS is to continue penetrating new business verticals and to be the leader is mobile app development for growing businesses. While an iMobileApp can benefit any business, the Company identifies and focuses marketing efforts on specific verticals to build a presence in certain industries and become the “go-to” mobile app developer for those markets.  As we continue to target franchised vehicle dealers by type of product and manufacturer by specifically approaching each dealership in their dealer network to promote our iMS mobile application we are gaining market share of the vehicle dealer marketplace. By selling our mobile applications throughout one manufacturer’s dealer network, we benefit from “word of mouth” referrals while building a recognizable presence in that particular market. For example, a leading motorcycle manufacturer has over 1,400 authorized dealers worldwide. By penetrating this market, we significantly improve our credibility with their entire dealer network, resulting in the individual dealers being more receptive to our sales call, and making them more likely to purchase an iMobileApp.and refer us to other dealers.

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

Sales and Customer Support

Our sales team for Mobile Applications work out of our New York City office, with field reps in Colorado, New Jersey, and South Carolina.

The sales team is responsible for closing sales on leads generated from web inquires, email responses, inside sales calls and customer referrals. The team targets businesses, trade associations, national chains, manufacturers, vehicle dealers and vehicle auction houses.

Customer service is based in our New York office.

Competition

While there are numerous entities offering customized mobile apps, we believe that iMobileAppis the leading pre-packaged customizable mobile app for small to medium sized business, such as restaurants, country clubs, social clubs, racetracks, grocery stores,  vehicle dealers, and more, at a price point significantly below other vendors of customized apps for the vehicle dealer industry.

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

DISCONTINUED OPERATIONS

As discussed in NOTE C to the consolidated financial statements, in August 2013, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan business segments and the sale of all of the Company’s portfolio of RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets, liabilities and results of operations have been accounted for as discontinued operations in the Company’s consolidated financial statements for all periods presented.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode (paying-off and terminating as agreed or by repossession), therefore no portfolio performance measures were calculated for the years ended April 30, 2016 and 2015 and the Company has discontinued segment reporting.

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

The following constitute certain of the federal, state, and local statutes and ordinances with which we must comply:

·	Fair Debt Collection Practices Act. The Fair Debt Collection Practices Act and applicable state law counterparts prohibit us from contacting customers during certain times and at certain places, from using certain threatening practices and from making false implications when attempting to collect a debt.

·	Truth in Lending Act. The Truth in Lending Act requires us and the dealers we do business with to make certain disclosures to customers, including the terms of repayment, the total finance charge, and the annual percentage rate charged on each contract.

·	Consumer Leasing Act. The Consumer Leasing Act applies to any lease of consumer goods for more than four months. The law requires the seller to disclose information such as the amount of initial payment, number of monthly payments, total amount for fees, penalties for default, and other information before a lease is signed.

·	The Consumer Credit Protection Act of 1968. The Act required creditors to state the cost of borrowing in a common language so that the consumer can figure out what the charges are, compare costs, and shop for the best credit deal.

·	Equal Credit Opportunity Act. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants based on race, color, sex, age, or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.

·	Fair Credit Reporting Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency.

·	Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters.

·	Soldiers’ and Sailors’ Civil Relief Act. The Soldiers’ and Sailor’s Civil Relief Act requires us to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty, if requested to do so.

·	Electronic Funds Transfer Act. The Electronic Funds Transfer Act prohibits us from requiring our customers to repay a loan or other credit by electronic funds transfer (“EFT”), except in limited situations that do not apply to us. We are also required to provide certain documentation to our customers when an EFT is initiated and to provide certain notifications to our customers with regard to preauthorized payments.

·	Telephone Consumer Protection Act. The Telephone Consumer Protection Act prohibits telephone solicitation calls to a customer’s home before 8 a.m. or after 9 p.m. In addition, if we make a telephone solicitation call to a customer’s home, the representative making the call must provide his or her name, our name, and a telephone number or address at which our representative may be contacted. The Telephone Consumer Protection Act also requires that we maintain a record of any requests by customers not to receive future telephone solicitations, which must be maintained for five years.

·	Bankruptcy. Federal bankruptcy and related state laws may interfere with or affect our ability to recover collateral or enforce a deficiency judgment.

·	Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the creation of a Bureau of Consumer Financial Protection. The impact on the Company of the newly created agency is unknown at this time as the agency is yet to be formed.

Employees

As of April 30, 2016, we had 11 full-time employees.

ITEM 1A.              RISK FACTORS

We are subject to certain risks and uncertainties in our business operations that are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

Risks Related To Our Financial Condition

We have a history of operating losses.

Through our fiscal year ended April 30, 2016, we have incurred significant expenses and have sustained significant losses. We have an accumulated deficit of $54,758,294 at April 30, 2016. Our net loss for the year ended April 30, 2016 was $5,557,839.  As of April 30, 2016, we had a deficit of $8,089,662 and a negative working capital of $7,678,756.

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

To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution.  In addition, any new equity securities may have greater rights, preferences or privileges than our existing common stock.  A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner.  If cash is insufficient, we will not be able to continue operations.

We have a significant amount of debt which could impact our ability to continue to implement our business plan.

We have incurred liabilities of $8,784,197 as of April 30, 2016. Unless we are able to restructure some or all of this outstanding debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate significant revenue.

Our auditor’s opinion expresses doubt about our ability to continue as a “going concern”.

The independent auditor’s report on our April 30, 2016 consolidated financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern.  We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable.  Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining credit lines or loans from various financial institutions where possible.  If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock.  We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

Risks Related to the Company

We are a new entrant into the information technology business.

We are a relatively new entrant into the businesses of providing vehicle history reports and building mobile apps. We indirectly compete with major, well capitalized, suppliers of automobile history reports. While these companies do not presently offer motorcycle or RV history reports, there is no guaranty they will not do so in the future.  Many small “players” characterize the mobile app building business. While we believe we are better suited to market mobile apps than our competitors, there is no assurance that we can continue to do so.

We will require additional capital to implement our business plan and marketing strategies which we may be unable to secure.

Under our business plan, we intend to build and expand our operations substantially over the next several years. Our cash on hand is insufficient for our operational needs. We therefore need additional financing for working capital purposes and to grow our business. There is no assurance that additional financing will available on acceptable terms, or at all. If we fail to obtain additional financing as needed, we may be required to reduce or halt our anticipated expansion plans and our business and results of operations could be materially, adversely affected. There can be no assurance that additional financing will be available on terms deemed to be acceptable by us, and in our stockholders’ interests.

We face security risks related to our electronic processing of sensitive and confidential customer and associate data.

Given the nature of our business, we and/or our service providers collect process and retain sensitive and confidential customer data, including credit card information. Despite our current security measures, our facilities and systems, and those of our third-party service providers, may be vulnerable to information security breaches, acts of vandalism, computer viruses or other similar attacks. An information security breach involving the disclosure of confidential data could damage our reputation and our customers’ willingness to shop on our websites, and subject us to possible legal liability. In addition, we may incur material remediation costs as a result of an information security breach, including liability for stolen customer or associate data, repairing system damage or providing credit monitoring or other benefits to customers or associates affected by the breach.

We could be harmed by data loss or other security breaches

As a result of our services being web-based and the fact that we process and/or our service providers, store and transmit large amounts of data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. We use third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support and other functions. Although we and our service providers have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, such measures cannot provide absolute security.

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

We are heavily dependent upon management, the loss of any one of whom could have a material adverse effect on our ability to implement our business plan.  While we have entered into an employment agreement with our Chief Executive Officer, this employment agreement could be terminated for a variety of reasons.  We do not presently carry key man insurance on the life of any employee.  If, for some reason, the services of management, or of any member of management, were no longer available to us, our operations and proposed businesses and endeavors may be materially adversely affected.  Any failure of management to implement and manage our business strategy may have a material adverse effect on us.  There can be no assurance that our operating and financial control systems will be adequate to support our future operations.  Furthermore, the inability to continue to upgrade the operating and financial control systems, the inability to recruit and hire necessary personnel or the emergence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to Investment in our Company

The market for our common stock could be volatile and could decline when you want to sell your holdings.

Our common stock trades on the OTC Bulletin Board under the symbol SRCO. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include but are not limited to: (i) actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investor; (ii) changes in financial estimates by us or by any securities analysts who might cover our stock; (iii) speculation about our business in the press or the investment community; (iv) significant developments relating to our relationships with our licensees and our advisors; (v) stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; (vi) our potential inability to pay back outstanding notes or debentures, or contractual obligations related to the cancellation thereof; (vii) investor perceptions of our industry in general and our company in particular; (viii) the operating and stock performance of comparable companies; (ix) general economic conditions and trends; (x) major catastrophic events; (xi) announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; (xii) changes in accounting standards, policies, guidance, interpretation or principles; (xiii) sales of our common stock, including sales by our directors, officers or significant stockholders; and (xiv) additions or departures of key personnel.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Our common stock will be subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell our common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit an investor’s ability to sell our common stock in the secondary market.

We are subject to variable conversion prices and adjustments related to certain of our convertible notes and our common stock purchase warrants which could cause significant dilution to stockholders and adversely impact the price of our common stock.

Certain of our securities are subject to variable conversion prices and adjustments. As a result, future conversion of debt into shares of common stock or issuance of new convertible debt may result in significant dilution to our shareholders. There were approximately 1.5 billion potential shares at April 30, 2016. The number of potential shares will likely vary based on fluctuations in the trading price of our stock. We are negotiating potential settlements of debt to reduce the number of potential shares.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Because of our limited resources, management has concluded that our internal control over financial reporting may not be effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Furthermore, we have not obtained an independent audit of our internal controls and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future. Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are a public company and are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because our management team has limited experience managing a public company, we may not successfully or efficiently manage our transition into a public company.

Future sales of our equity securities could result in downward selling pressure on our securities, and may adversely affect the stock price.

In the event that our equity securities are sold or convertible debt is converted into equity securities, there is a risk of downward pressure may result, making it difficult for an investor to sell his or her securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

We have authorized a class of preferred stock that may alter the rights of common stockholders by giving preferred stock holders greater dividend rights, liquidation rights and voting rights than our common stockholders have.

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock.  As of April 30, 2016, we have one series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

Our executive offices are located at 28 West 44th Street, Suite 2001, New York, NY 10036. We have an agreement for use of office space at this location under a sub-lease expiring on July 30, 2017. The office space contains approximately 3,000 square feet. For the year ending April 30, 2017, the rent is $78,750 and for the remaining three months of our sub-lease ending July 30, 2017 the rent is $26,250.

ITEM 3.                 LEGAL PROCEEDINGS

As at April 30, 2016, we were not a party to any material pending legal proceeding except as stated below.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

The Company was involved in three litigation matters in the Supreme Court of the State of New York wherein the Company had alleged that the respective lenders have charged the Company excessive and improper fees and penalties on its loans. These matters have since been discontinued.

On December 18, 2012, the Company filed suit in the United States District Court for the Southern District Court of New York against a former credit provider. The suit sought damages arising out of the credit provider’s termination of the Company’s credit line in 2009. The defendant counterclaimed for recovery of legal fees of $2 million under an indemnification clause contained in one of the loan documents. The matter proceeded to trial in May 2015, and the Court thereafter issued decisions dismissing the Company’s claims and the defendant’s counterclaim. On January 15, 2016 the complaint, the amended complaint and the defendant’s counterclaim were dismissed. On February 12, 2016, the Company filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the judgment dismissing the complaint and amended complaint. On February 18, 2016, the defendant filed a Notice of Cross-Appeal of the dismissal of its counterclaim.  Sparta can make no representations about the potential outcome of the appeal or cross-appeal, but believes that the decision of the lower court dismissing the defendant’s counterclaim was properly decided in holding that the indemnification clause did not apply to defendant’s claim.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal Year 2016
First quarter (May 1, 2015 – July 31, 2015)	$0.08	$0.01
Second quarter (August 1, 2015 – October 31, 2015)	$0.02	$0.006
Third quarter (November 1, 2015 – January 31, 2016)	$0.01	$0.002
Fourth quarter (February 1, 2016 – April 30, 2016)	$0.005	$0.001
Fiscal Year 2015
First quarter (May 1, 2014 – July 31, 2014)	$1.24	$0.43
Second quarter (August 1, 2014 – October 31, 2014)	$0.58	$0.17
Third quarter (November 1, 2014 – January 31, 2015)	$0.32	$0.14
Fourth quarter (February 1, 2015 – April 30, 2015)	$0.14	$0.04

Holders

The approximate number of holders of record of our common stock as of April 30, 2016 was 3,087 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2016, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend that may be paid in cash or shares of common stock at our option.  As of April 30, 2016 we have not distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2016, there was $8,326 of accrued Series A dividends payable.

As of April 30, 2016, we had no shares of Series B preferred stock outstanding or dividends payable. During the year ended April 30, 2015, pursuant to the terms of the Series B Preferred Stock, the Company redeemed and returned to treasury all shares of Series B Preferred Stock and all shares of to be issued Series B Preferred Stock by exchanging the shares for $2,118,309 of note subscription receivables and $204,458 of interest receivable thereon. Subsequent to this redemption, there were no shares of Series B Preferred Stock outstanding and there were no shares of Series B Preferred Stock payable.

Recent Sales of Unregistered Securities

Sales of Convertible Notes

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

During the three months ended April 30, 2016 the Company entered into convertible notes with an aggregate principal amount of $426,652. The notes bears interest at 8 - 10% per year and mature on various dates or have a maturity that is based on the outcome of certain legal proceedings. The notes are convertible into common stock at the note holder’s option at 52% -60% of the applicable closing price of our common stock.

Issuance of common shares upon conversion of notes payable:

During the three months ended April 30, 2016 the Company issued an aggregate of 148,038,944 shares of common stock upon the conversion of $120,854.00 principal amount of notes payable and $2,949.07 of accrued interest. The issuance of shares of our common stock upon the note conversion was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

Other issuances:

During the three months ended April 30, 2016 the Company

·	On April 20, 2016 issued 9,000,000 shares of common stock in advance of future conversions of notes payable. The issuance of shares of our common stock upon the note conversion was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.
·	issued an aggregate of 15,095,000 shares of common stock, valued at $31,133, for consulting and other services.
·	issued an aggregate of 2,145,455 shares of common stock, valued at $6,398, for financing cost.

ITEM 6.                 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“FORWARD-LOOKING” INFORMATION

This report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations and beliefs, including, but not limited to, statements concerning the Company’s business and financial plans and prospects. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

The following discussion and analysis should be read in conjunction with the information set forth in the audited  financial statements for the years ended April 30, 2016 and April 30, 2015 and footnotes found in the Company’s Annual Report on Form 10-K.

RESULTS OF OPERATIONS

For the year ended April 30, 2016, our revenues from continuing operations increased approximately 5% as compared to the year ended April 30, 2015. We have continued to incur significant expenses, and have sustained significant losses.

Revenues-Continuing Operations

Revenues totaled $635,909 in fiscal 2016 compared to revenues of $604,842 in fiscal 2015. Other income in fiscal 2016 was $22,297 compared with $22,182 in fiscal 2015. Revenues from continuing operations in both fiscal years were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Other income in both fiscal years was comprised primarily of municipal lease fee income and interest income from subscriptions receivable.

Cost of Revenue

Cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Costs and Expenses-Continuing Operations

General and administrative expenses were $2,678,214 during the year ended April 30, 2016, compared to $3,108,073 during the year ended April 30, 2015, a decrease of $429,859, or 13.8% primarily due to overall reductions in expense due to management’s efforts to reduce overhead. Expenses incurred during the current fiscal year consisted primarily of the following expenses: Compensation and related costs, $1,217,940; Accounting, audit and professional fees, $500,691; Consulting fees, $234,053; Rent, utilities and telecommunication expenses $324,096; stock and option based compensation, $198,072. Expenses incurred during the comparative year ended April 30, 2015 consisted primarily of the following expenses: Compensation and related costs, $1,426,292; Accounting, audit and professional fees, $390,417; Consulting fees, $384,422; Rent, utilities and telecommunication expenses $228,623; stock and option based compensation, $430,402.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Net other expense was $3,372,177 for the year ended April 30, 2016, compared to $1,991,736 for the year ended April 30, 2015, an increase of $1,380,441 or 69.3%. The increase results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods.

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

	Fiscal Years Ended
	April 30,	April 30,
	2016	2015

Revenues	$39,295	$41,714
Net loss	$(29,024)	$(246,537)

Net Loss

Our net loss attributable to common stockholders for the year ended April 30, 2016 increased by $658,693 or 13.4% to $5,579,841 from a loss of $4,921,148 for the year ended April 30, 2015. This increase in net loss attributable to common stockholders for the year ended April 30, 2016 was primarily due to the increased costs and expenses discussed above.

Our net loss per common share (basic and diluted) attributable to common stockholders was $0.03 for the year ended April 30, 2016 and $0.19 for the year ended April 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2016, we had an accumulated deficit of $54,758,294 and a total deficit of $8,089,662. We generated a deficit in cash flow from operations of $1,682,218 for the year ended April 30, 2016. This deficit results primarily from our net loss of $5,557,839, partially offset by noncash expense of $2,995,598 and an increase of $858,956 in payables and accrued expenses.

We met our cash requirements during the period through proceeds from the issuances of convertible and other notes of $2,417,870, and we sold common and preferred stock for proceeds of $100,000, we repaid notes in the amount of $774,498. Cash flows from discontinued operations included cash used by operating activities of $41,491.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At April 30, 2016, we had 11 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and potential future cash flow deficits from operations.

We continue to seek additional financing, which may be in the form of senior debt, subordinated debt or equity. We currently have no commitments for financing that aren’t at the investor’s election. There is no guarantee that we will be successful in raising the funds required to support our operations.

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

The Company has received notice from two lenders claiming defaults relating to conversion requests of $8,365 principal and $643 interest and $5,000 principal, with regard to notes in the total amounts of $55,125 and $27,500, respectively, which the Company has refused to process and believes it has defenses in that regard.  There can be no assurance that the Company would prevail should litigation with regard to any of these requests occur.

AUDITOR’S OPINION EXPRESSES DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A “GOING CONCERN”

The independent auditors report on our April 30, 2016 and 2015 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended April 30, 2016, we have relied on the services of outside consultants for services and currently have eleven full-time employees.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815-40”).

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

Derivative Liabilities

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sparta Commercial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Sparta Commercial Services, Inc. and subsidiary (the “Company”) as of April 30, 2016 and 2015 and the related consolidated statements of operations, deficit and cash flows for each of the two years in the period ended April 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sparta Commercial Services, Inc. and subsidiary at April 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note B to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities since inception and incurred significant deficit.  These raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           /s/ RBSM LLP

New York, New York
August 26, 2016

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	April 30, 2016	April 30, 2015

ASSETS
Current Assets
Cash and cash equivalents	$33,697	14,034
Accounts receivable	7,649	10
Other current assets	-	5,706
Total Current Assets	41,346	19,750
Property and equipment, net of accumulated depreciation and amortization of $206,362 and $203,215, respectively	6,900	10,047
Goodwill	-	10,000
Other assets	9,628	9,628
Deposits	79,776	79,776
Total Long Term Assets	96,304	109,451
Total assets from continuing operations	137,650	129,201
ASSETS FROM DISCONTINUED OPERATIONS	-	13,955
Total assets	$137,650	$143,156

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$2,132,093	$1,382,598
Current portion notes payable net of beneficial conversion feature of $347,072 and $762,426, respectively	3,394,033	1,374,786
Deferred revenue	23,000	-
Derivative liabilities	2,170,976	1,605,535
Total Current Liabilities	7,720,102	4,362,919
Long term portion notes payable net of beneficial conversion features of $209,813 and $0, respectively	96,687	1,263,369
Loans payable-related parties	395,853	385,853
Total Long Term Liabilities	492,540	1,649,222
Total liabilities from continuing operations	8,212,642	6,012,141
LIABILITIES FROM DISCONTINUED OPERATIONS	14,670	70,117
Total liabilities	8,227,312	6,082,258

Deficit:
Sparta Commercial Services, Inc. Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 419,912,451 and 43,238,320 shares issued and outstanding, respectively	419,912	43,238
Common stock to be issued 9,605,000 and 2,356,598, respectively	9,605	2,356
Additional paid-in-capital	45,473,029	42,528,909
Accumulated deficit	(54,758,294)	(49,178,453)
Total Sparta Commercial Services, Inc. Stockholders’ Deficit	(8,843,248)	(6,591,450)
Non-controlling interest	753,586	652,348
Total Deficit	(8,089,662)	(5,939,102)
Total Liabilities and Deficit	$137,650	$143,156

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended
	April 30,
	2016	2015
Revenue
Information technology	$635,909	$604,842
Cost of revenue	111,186	192,112
Gross profit	524,723	412,730

Operating expenses:
General and administrative	2,678,214	3,108,073
Depreciation and amortization	3,147	3,848
Total operating expenses	2,681,361	3,111,921

Loss from operations	(2,156,638)	(2,699,191)

Other (income) expense:
Other income	(22,297)	(22,182)
Financing cost	1,702,199	681,612
Amortization of debt discount	1,606,591	1,013,934
Loss from changes in fair value of derivative liabilities	85,684	318,372
Total other expense	3,372,177	1,991,736

Loss from continuing operations	$(5,528,815)	$(4,690,927)

Loss from discontinued operations	(29,024)	(246,537)

Net Loss	(5,557,839)	(4,937,464)

Net (gain) loss attributed to non-controlling interest	(21,238)	17,076

Preferred dividend	(764)	(760)

Net loss attributed to common stockholders	$(5,579,841)	$(4,921,148)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	$(0.03)	$(0.18)

Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	-	(0.01)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.03)	$(0.19)

Weighted average shares outstanding	170,096,483	26,440,126

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF DEFICIT
FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

	Series A		Series B		Series C						Common Stock			Additional		Non-
	Preferred Stock		Preferred Stock		Preferred Stock		Shares to be issued		Common Stock		to be issued		Subscriptions	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance April 30, 2014	125	$12,500	157	$1,570			72	$-	20,987,353	$20,987	283,777	$284	$(2,118,309)	$41,738,613	$(44,257,305)	$669,424	$(3,932,163)
Correcting									345		(430)	(1)		-			(1)
Redemption of preferred B stock			(157)	(1,570)			(72)						2,118,309	(2,309,678)			(193,011)
Derivative liability reclassification														768,174			768,174
Sale of common stock									9,655,415	9,656	65,249	65		969,145			978,866
Shares issued for financing cost									1,302,830	1,303	27,069	27		180,582			181,912
Shares issued for conversion of notes, interest and accounts payable									10,025,638	10,025	1,920,933	1,921		752,996			764,942
Stock compensation									1,234,959	1,235	60,000	60		351,647			352,942
Employee stock & options expense									31,780	32				77,428			77,460
Preferred dividend															(760)		(760)
Net loss															(4,920,388)	(17,076)	(4,937,464)
Balance April 30, 2015	125	$12,500	-	$-	-	$-	-	$-	43,238,320	$43,238	2,356,598	$2,356	$-	$42,528,909	$(49,178,453)	$652,348	$(5,939,102)
Correcting									(60)
Rounding										1				332			333
Derivative liability reclassification														1,383,617			1,383,617
Sale of subsidiary preferred stock																80,000	80,000
Sale of common stock									760,456	760				19,240			20,000
Shares issued for financing cost									13,346,868	13,346	7,762,500	7,762		118,769			139,877
Shares issued for conversion of notes, interest and accounts payable									321,955,811	321,956	(514,098)	(513)		1,235,614			1,557,057
Stock compensation									40,576,000	40,576				186,519			227,095
Employee stock & options expense									35,056	35				29			64
Preferred dividend															(764)		(764)
Net loss															(5,579,077)	21,238	(5,557,839)
Balance April 30, 2016	125	$12,500	-	$-	-	$-	-	$-	419,912,451	$419,912	9,605,000	$9,605	$-	$45,473,029	(54,758,294)	$753,586	(8,089,662)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended April 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,557,839)	$(4,937,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments	331
Depreciation and amortization	3,147	3,848
Impairment loss	10,000	-
Loss from change in fair value of derivative liabilities	85,684	318,372
Amortization of debt discount	1,606,591	1,013,934
Equity based finance cost	104,039	181,912
Non-cash financing cost	958,647	-
Equity based compensation	227,159	430,402
Changes in operating assets and liabilities
Accounts receivable	(7,639)	(10,678)
Other assets	5,706	6,450
Accounts payable and accrued expenses	858,956	330,321
Deferred revenue	23,000	-
Net cash used in operating activities	(1,682,218)	(2,662,903)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(3,921)
Net cash used in investing activities	-	(3,921)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	20,000	978,866
Proceeds from sale of subsidiary preferred stock	80,000	-
Proceeds from convertible notes	2,327,870	2,298,770
Payments on convertible notes	(774,498)	(778,000)
Proceeds from subsidiary notes	80,000	-
Proceeds from related party notes	10,000	95,000
Net cash provided by financing activities	1,743,372	2,594,636

Cash flows from discontinued operations:
Cash (used in) provided by operating activities of discontinued operations	(41,491)	15,766
Cash (used in) financing activities of discontinued operations	-	-
Net Cash flow from discontinued operation	(41,491)	15,766

Net increase (decrease) in cash	$19,663	$(56,422)

Cash and cash equivalents, beginning of period	$14,034	$70,456
Cash and cash equivalents, end of period	$33,697	$14,034

Cash paid for:
Interest	$44,275	$109,654
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation serving three markets. Sparta is a technology company that develops, markets and manages business mobile application (mobile apps) for smartphones and tablets. The Company also owns and manages websites which sell on-demand motorcycle, recreational vehicle, power-sport vehicle and truck title history reports for consumers, retail dealers, auction houses, insurance companies and banks/finance companies. Notwithstanding our discontinuance of consumer financing, we continue to offer, on a pass through basis, an equipment-leasing product for local and state agencies throughout the country seeking a better and more economical way to finance their essential equipment needs, including police motorcycles and cruisers, buses and EMS equipment.

Our roots are in the Powersports industry and our original focus was providing consumer and municipal financing to the powersports, recreational vehicle, and automobile industries (see Discontinued Operations). Presently, through our subsidiary, iMobile Solutions, Inc.  (“IMS”), we offer mobile application development, sales, marketing and support, and Vehicle Title History Reports.

Our mobile application (mobile app) offerings have broadened our base beyond vehicle dealers to a wide range of businesses including, but not limited to, racetracks, private clubs, country clubs, restaurants and grocery stores. We also offer a private label version of our mobile app framework to enable other businesses to offer custom apps to their customers.

Our vehicle history reports include Cyclechex (Motorcycle History Reports at www.cyclechex.com ); RVchecks (Recreational Vehicle History Reports at www.rvchecks.com ); CarVINreport (Automobile at www.carvinreport.com ) and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com ). Our Vehicle History Reports are designed for consumers, retail dealers, auction houses, insurance companies and banks/finance companies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation. The third party ownership of the Company’s subsidiary is accounted for as noncontrolling interest in the consolidated financial statements. Changes in the noncontrolling interest are reported in the statement of stockholders’ deficit.

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

Fair Value Measurements

The Company adopted ASC 820, “Fair Value Measurements (“ASC 820”) .”   ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets the lowest priority to unobservable inputs to fair value measurements of certain assets and Liabilities.  The three levels of the fair value hierarchy under ASC 820 are described below:

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

Stock Based Compensation

We account for our stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

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

At April 30, 2016 and 2016, 1,534,522,006 potential shares (including 9,605,000 shares to be issued included on the balance sheet) and 20,081,014 potential shares (including 2,356,598 shares to be issued included on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of April 30, 2016 and 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application for all periods presented. Early adoption is permitted. The Company will adopt this standard in the interim period beginning on May 1, 2016.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). This amendment prescribes that an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will become effective for the Company’s annual and interim reporting periods beginning May 1, 2017. The Company will begin evaluating going concern disclosures based on this guidance upon adoption.

The FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

•
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) in May 2014. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.

•
ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08") in March 2016. ASU 2016-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.

•
ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10") in April 2016. ASU 2016-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.

•
ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update) ("ASU 2016-11") in May 2016. ASU 2016-11 rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 EITF meeting. The SEC Staff is rescinding SEC Staff Observer comments that are codified in Topic 605 and Topic 932, effective upon adoption of Topic 606.

•
ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients in May 2016. ASU 2016-12 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance.

These ASUs will become effective for the Company beginning interim period May, 2018. The Company is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE B – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception.  As of April 30, 2016, the Company had an accumulated deficit of $54,758,294 and a working capital deficit (total current liabilities exceeded total current assets) of $7,678,756.  The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations.  Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the Company’s efforts will be successful.  No assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.  The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

	Years Ended
	April 30,	April 30,
	2016	2015

Revenues	$39,295	$41,714
Net loss	$(29,024)	$(246,537)

As the Company sold its entire portfolio of performing RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the years ended April 30, 2016 and 2015.

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at April 30, 2016 and 2015:

	April 30,	April 30,
	2016	2015
Motorcycles and other vehicles	$11,040	$22,086
Less: accumulated depreciation	(11,040)	(13,456)
Motorcycles and other vehicles, net of accumulated depreciation	-	8,630
Less: estimated reserve for residual values	-	(2,436)
Motorcycles and other vehicles under operating leases, net	$-	$6,194

At April 30, 2015, motorcycles and other vehicles are being depreciated to their estimated residual values over the lives of their lease contracts. Depreciation expense for vehicles for the years ended April 30, 2016 and 2015 was $5,207 and $28,736, respectively. All of the assets are pledged as collateral for outstanding notes payable.

RETAIL (RISC) LOAN RECEIVABLES

All of the Company’s RISC performing loan receivables were sold in August 2013.  As of April 30, 2016 and 2015 the Company had RISC loans net of reserves of $0 and $7,761, respectively.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the years ending April 30, 2016 and 2015.

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTES PAYABLE

	April 30,	April 30,
	2016	2015

Secured, subordinated individual lender	$2,590	$58,037
Secured, subordinated individual lender	12,080	12,080
Total	$14,670	$70,117

At April 30, 2016, the notes have maturities due within one year. We make payments on the notes as we collect on the underlying leases and loans.

NOTE D – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	April 30, 2016	April 30, 2015
Notes convertible at holder’s option	$2,625,105	$2,707,080
Notes convertible at Company’s option	225,000	300,000
Non-convertible notes payable	1,197,500	393,500
Subtotal	4,047,605	3,400,580
Less debt discount	(556,885)	(762,426)
Total	$3,490,720	$2,638,154

At April 30, 2016, notes payable due after one year mature as follows:

Year ending April 30,	Amount
2018	$306,500

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value. At April 30, 2016 the Company has reserved 330,087,549 shares of its common stock for issuance upon the conversion of debentures.

Amortization of debt discount for the years ended April 30, 2016 and 2015 was $1,606,591 and $1,013,934, respectively.

The Company’s derivative financial instruments consist of embedded derivatives related to the outstanding short term Convertible Notes Payable. These embedded derivatives include certain conversion features indexed to the Company’s common stock. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related items at their fair values as of the inception date of the Convertible Notes Payable and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”), as a result of entering into the Convertible Notes Payable, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

The change in fair value of the derivative liabilities at April 30, 2016 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.25 % to 0.75%
Expected stock price volatility		281% to 434%
Expected dividend payout		0%
Expected options life in years	Ranging from	0.25 year to 1.83	years

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

During the years ended April 30, 2016 and 2015, the Company recorded expense of $85,684 and $318,372, respectively, related to the change in value of the derivative liabilities.

Changes in derivative liability during the years ended April 30, 2016 and 2015 were:

	April 30,
	2016	2015
Balance, beginning of year	$1,605,535	$601,000
Derivative liability reclassified to additional paid in capital	(1,383,617)	(768,174)
Derivative financial liability arising on the issue of convertible notes	1,863,374	1,454,337
Fair value adjustments	85,684	318,372
Balance, end of year	$2,170,976	$1,605,535

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of April 30, 2016 and 2015, aggregated loans payable, without demand and with no interest, to officers and directors were $395,853 and $385,853, respectively.

NOTE F – EQUITY TRANSACTIONS

On May 18, 2014, the Company’s Board of Directors declared effective a one for seventy-five reverse common stock split. All per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively adjusted to the earliest period presented for the effect of this reverse stock split.

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 750,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 shares of Series A preferred stock issued and outstanding as of April 30, 2016 and 2015.  The Company had no shares of Series B preferred stock issued and outstanding as of April 30, 2016 and 2015.  The Company had no shares of Series C preferred stock issued and outstanding as of April 30, 2016 and 2015.  The Company had 419,912,451 and 43,238,320 shares of common stock issued and outstanding as of April 30, 2016 and 2015, respectively.

Preferred Stock Series A.

The Series A preferred stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi-annually in arrears, and is convertible into shares of common stock at the rate of one preferred share into 8.55 shares of common stock.  There were no transactions of the Series A Preferred Stock during the years ended April 30, 2016 and 2015.

Accrued dividends payable on the Series A Preferred were $8,326 and $7,562 at April 30, 2016 and 2015, respectively. At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock Series B

On July 24, 2009, the Company designated 1,000 shares as Series B Preferred Stock.  The Series B Preferred Stock, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to the Company’s common stock and any other class or series of preferred stock, and junior to all of the Company’s existing and future indebtedness.  The Series B Preferred Stock accrues dividends at an annual rate of 10%.  Accrued dividends are payable upon redemption of the Series B Preferred Stock.  The Company’s common stock may not be redeemed while shares of Series B Preferred Stock are outstanding.  The Series B Preferred Stock certificate of designations provides that, without the approval of a majority of the shares of Series B Preferred Stock, the Company cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B Preferred Stock, liquidate, dissolve or wind-up the Company’s business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock.  The Series B Preferred Stock have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of the Company’s business.  The shares of Series B Preferred Stock are redeemable at the Company’s option on or after the fifth anniversary of the date of its issuance.  During the year ended April 30, 2015, pursuant to the terms of the Series B Preferred Stock, the Company redeemed and returned to treasury all shares of Series B Preferred Stock and all shares of to be issued Series B Preferred Stock by exchanging the shares for $2,118,309 of note subscription receivables and $193,011 of interest receivable thereon. Subsequent to this redemption, there were no shares of Series B Preferred Stock outstanding and there were no shares of Series B Preferred Stock payable. There were no transactions of the Series B Preferred Stock during the year ended April 30, 2016.

Preferred Stock Series C

In November 2009, the Company authorized a new series of 200,000 shares of preferred stock designated as Series C Convertible Preferred Stock, each share having a par value of $0.001 per share.  The Series C Preferred Stock shall, upon liquidation, winding-up or dissolution, rank: (a) senior to the Company’s common stock and any other class or series of preferred stock of the Company which by their terms are junior to the Series C Preferred Stock (collectively, together with any warrants, rights, calls or options exercisable for or convertible into such Preferred Stock, the “Junior Shares”); (b) junior to all existing and future indebtedness of the Company; and (c) junior to the Company’s Series A and Series B Preferred Stock.  The Series C Preferred Stock is not entitled to receive any dividends, has a liquidation value of $10.00 per share, redeemable at the Company’s option at $10.00 per share, and is convertible at the option of the holder into shares of common stock as follows: the number of such shares of common stock to be received for each share of Series C Preferred Stock so converted shall be determined by (A) dividing the number of shares of Series C Preferred Stock to be converted by the weighted average closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date on which the Company agrees to issue shares of Series C Preferred Stock to such holder multiplied by (B) the Series C liquidation value. There were no transactions of the Series A Preferred Stock during the years ended April 30, 2016 and 2015 and no shares issued and outstanding at April 30, 2016 and 2015.

Common Stock

During the year ended April 30, 2016, the Company expensed $227,159 for non-cash charges related to stock and option compensation expense.
During the year ended April 30, 2016, the Company:
• issued 2,356,598 shares of common stock which had been classified as to be issued at April 30, 2015,
• sold 760,456 shares of restricted common stock to an accredited investor for $20,000,
• issued 321,955,811 shares of common stock and accrued 1,842,500 shares of common stock for the conversion of $1,557,057 of note principal and accrued interest  and accounts payable,
• issued 13,346,868 shares of common stock and accrued 7,762,500 shares of common stock valued at $139,877 pursuant to terms of various notes,
• issued 40,576,000 shares of common stock valued at $227,095 pursuant to consulting agreements as stock-based compensation for the consulting services,
• issued 35,056 shares of common stock to three employees pursuant to vesting provisions of prior stock awards valued at $64.
During the fiscal year ended April 30, 2015, the Company:

• sold 9,655,415 shares of common stock to eighteen accredited investors for $978,866,
• issued 9,487,478 shares of common stock upon the conversion of convertible notes and accrued interest in the amount of $684,788, of which 122,451 shares were classified as to be issued at April 30, 2014 and 1,963,350 shares remained to be issued at April 30, 2015,
• issued 1,353,830 shares of common stock with 51,000 shares of common stock to be issued at April 30, 2015 valued at $181,912 pursuant to terms of various notes of which 24,809 shares were classified as to be issued at April 30, 2014,
• issued 1,234,959 shares of common stock valued at $352,942 pursuant to consulting agreements, of which 60,000 shares remained to be issued,
• issued 538,160 shares of common stock in payment of $80,154 in accounts payable of which 20,000 shares were classified as to be issued at April 30, 2014, and 100,000 were classified as to be issued at April 30, 2015.
• issued 31,780 shares of common stock valued at $77,460 to three employees in exchange for their outstanding stock purchase options.
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

The table below summarizes the fair values of financial liabilities as of April 30, 2016:

		Fair Value Measurement Using
	Fair Value at April 30, 2016	Level 1	Level 2	Level 3
Derivative liabilities	$2,170,976	-	-	$2,170,976

Fair values of financial liabilities as of April 30, 2015 are as follows:

		Fair Value Measurement Using
	Fair Value at April 30, 2015	Level 1	Level 2	Level 3
Derivative liabilities	$1,605,535	-	-	$1,605,535

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

NOTE H – NON-CASH FINANCIAL INFORMATION

During the year ended April 30, 2016, the Company:

●	Issued 13,346,868 shares of common stock and accrued 7,762,500 shares of common stock valued at $139,877 pursuant to the terms of various notes
●	Issued 321,955,811 shares of common stock and accrued 1,842,500 shares of common stock for the conversion of $1,557,057 of note principal and accrued interest
●	Issued 35,056 shares of common stock to three employees pursuant to vesting schedules of prior stock awards
●	Issued 2,356,598 shares of common stock which had been recorded as to be issued at April 30, 2015

During the year ended April 30, 2015, the Company:

●	Issued 167,260 shares of common stock that were classified as to be issued at April 30, 2014.
●	Issued 1,353,830 shares of common stock (of which, 51,000 shares remained to be issued at April 30, 2015) valued at $181,912 pursuant to the terms of various notes.
●	Derivative liability reclassification of $768,174.
●	Issued 9,883,187 shares of common stock (of which 2,063,350 shares remained to be issued at April 30, 2015) for conversion of notes, interest, and accounts payable of $764,942.

NOTE I - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2016 and 2015 consist of the followings:

	2016	2015
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(206,362)	(203,215)
Net property and equipment	$6,900	$10,047

Depreciation expense related to property and equipment was $3,147, and $3,848 for the years ended April 30, 2016 and 2015, respectively.

NOTE J - STOCK OPTIONS AND WARRANTS

Options:

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

No options were granted during the fiscal years ended April 30, 2016 and 2015.

The following table summarizes common stock options issued to officers, directors and employees outstanding and the related exercise price.

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
327,335	1.12	$0.50	327,335	$0.50

Transactions involving stock options issued to officers, directors and employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2014	360,001	$2.41
Granted	-	-
Exercised	(32,666)	2.37
Canceled or expired	-	-
Outstanding at April 30, 2015	327,335	$0.50
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2016	327,335	$0.50

Warrants:

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

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.275	1,961	.08	$1.275	1,961	$1.275
$0.8475	69,199	0.40	$0.8475	69,199	$0.8475
$0.80	20,000	1.67	$0.80	20,000	$0.80
$0.75	21,680	0.33	$0.75	21,680	$0.75
$0.65	40,000	3.51	$0.65	40,000	$0.65
$0.60	40,000	1.15	$0.60	40,000	$0.60
$0.40	150,000	1.49	$0.40	150,000	$0.40
	342,840	1.39	$0.59	342,840	$0.59

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 2014	397,885	$1.99
Granted	190,000	0.45
Exercised	(167,122)	0.85
Canceled or expired	-	-
Outstanding at April 30, 2015	420,763	0.66
Granted	-	-
Exercised	-	-
Canceled or expired	(77,923)	0.98
Outstanding at April 30, 2016	342,840	$0.59

The weighted-average fair value of stock warrants granted to non-employees during the year ended April 30, 2015 was $0.20, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

2015
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.09%
Expected stock price volatility	140%
Expected dividend payout	-
Expected option life-years	3.42

The amount of the initial expenses charged to operations for compensatory warrants granted in exchange for services was $38,625 for the year ended April 30, 2015.

NOTE K - INCOME TAXES

At April 30, 2016 and 2015, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $43,739,529 and $41,099,796, respectively, that may be used to offset future taxable income and expiring through the tax year 2035, subject to certain limitation pursuant to Internal Revenue Code Section 382. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that, the benefits will not be realized.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:
	Years Ended December 31,
	2015	2014
Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(11.0)	(11.0)
Permanent differences	23.6	14.7
Change in valuation allowance	21.4	30.3

Provision for income taxes	0.0%	0.0%

Components of deferred tax assets as of April 30, 2016 and 2015 are as follows:

	April 30,
	2016	2015
Noncurrent:
Net operating loss carry forward	$19,682,788	$18,494,908
Valuation allowance	(19,682,788)	(18,494,908)
Net deferred tax asset	$-	$-

The valuation allowance increased by $1,187,880 and $1,497,397 during the years ended April 30, 2016 and 2015, respectively.

NOTE L - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a lease expiring on July 30, 2017. The monthly base rent is $8,750.

Rent expense was $244,298 and $185,213 for the years ended April 30, 2016 and 2015, respectively.

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

As of April 30, 2016, we were not a party to any material pending legal proceeding except as stated below.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

The Company has received notice from two lenders claiming defaults relating to conversion requests of $8,365 principal and $643 interest and $5,000 principal, with regard to notes in the total amounts of $55,125 and $27,500, respectively, which the company has refused to process and believes it has defenses in that regard.  There can be no assurance that the Company would prevail should litigation with regard to any of these requests occur. These liabilities have been recorded in the consolidated financial statements.

NOTE M – SUBSEQUENT EVENTS

Subsequent to April 30, 2016 the Company:

Issued 63,752,674 shares of common stock upon the conversion of $66,016 of note principal and accrued interest.

Entered into new notes payable aggregating $172,000.

Sold shares of subsidiary preferred stock for proceeds of $40,000.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2016.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2016 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.  In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2016, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day-to-day operations.
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2016.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.  Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2016 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2016 are fairly stated, in all material respects, in accordance with U.S. GAAP.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a smaller reporting company to provide only management's report in its annual report.

Changes in Internal Controls

During the fiscal year ended April 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Not applicable.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of August 1, 2016.

Name	Age	Position
Anthony L. Havens	62	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kristian Srb	61	Director
Jeffrey Bean	63	Director
Richard P. Trotter	73	Chief Operating Officer
Sandra L. Ahman	53	Vice President, Secretary and Director

Management Profiles

Anthony L. Havens, Chief Executive Officer, President, and Chairman. On February 27, 2004, Mr. Havens became our Chief Executive Officer, President and Chairman of the Board. Mr. Havens served as acting Chief Financial Officer from July 2005 to September 2006. Mr. Havens resumed serving as acting Chief Financial Officer on January 31, 2016, upon the resignation of Anthony Adler. Mr. Havens served as the Managing Member and Chief Executive Officer of our predecessor entity, Sparta Commercial Services, LLC, since its inception in 2001 until its dissolution in February 2006. He is involved in all aspects of Sparta’s operations, including providing strategic direction, and developing sales and marketing strategies. From 1994 to 2004, Mr. Havens was Chief Executive Officer and a director of American Motorcycle Leasing Corp. He co-founded American Motorcycle Leasing Corp. in 1994, and developed its operating platform and leasing program to include a portfolio, which includes both prime and sub-prime customers. Mr. Havens has over 20 years of experience in finance and investment banking.

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

Richard P. Trotter, Chief Operating Officer. Mr. Trotter has been our Chief Operating Officer since November 2004. From 2001 to 2004, Mr. Trotter was President, Chief Credit Officer, of American Finance Company, Inc., purchasing retail automobile installment contracts from independent automobile dealers nationwide. From 1996 to 2001, he was Senior Vice President of Originations for Consumer Portfolio Services, Inc., one of the nation’s leading purchasers of non-prime retail automobile installment contracts. From 1994 to 1996, he was Senior Vice President of Marketing for Consumer Portfolio Services, Inc. His experience also includes positions as Chief Operating Officer, Executive Director and President, and Chief Credit Officer for banks and financial institutions in California. Mr. Trotter has over 30 years’ experience in financial institutions and over 20 years’ experience specializing in the automobile lending, servicing, and collecting industry.

Sandra L. Ahman, Vice President, Secretary and Director. On March 1, 2004, Sandra Ahman became Vice President of Operations and Secretary of Sparta, and a Director on June 1, 2004. She served as a Vice President of our predecessor entity, Sparta Commercial Services, LLC since its inception in 2001 until its dissolution in February 2006. From 1994 to 2004, she was Vice President of Operations of American Motorcycle Leasing Corp. Prior to joining American Motorcycle Leasing Corp., Ms. Ahman was with Chatham Capital Partners, Ltd. Before joining Chatham in 1993, she was Manager, Human Resources for Comart and Aniforms, a sales promotion and marketing agency in New York, where she worked from 1986 to 1993. For the past 15 years, Ms. Ahman has been a volunteer with The Children’s Aid Society in New York City, a membership of 500 committed volunteers, serving from 2000 to 2002 as President of its Associates Council, from 2002 to 2005 as Chairman of the Associates Council, and from 2002 to 2012 as a member of the Advisory Council of their Board of Trustees.

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

Our Board of Directors does not currently maintain a separately designated standing audit, nominating, or compensation committee, or other similar committee, of the Board of Directors, and we do not have audit, nominating, or compensation committee, or other similar charter.  Functions customarily performed by such committees are performed by our Board as a whole as our operations have been limited and we have had a small number of officers and a small number of directors since inception. We are not required to maintain such committees under the applicable rules of the OTC Bulletin Board. None of our directors qualifies as an “audit committee financial expert.” As all of our Board members are officers or nominees of a substantial stockholder who may not be deemed independent, we have not established separate Board committees.

The Board of Directors has not adopted a specific process with respect to security holder communications, but security holders wishing to communicate with the Board of Directors may do so by mailing such communications to the Board of Directors at our offices.

Code of Ethics

We have adopted a “code of ethics”, as defined by the SEC, which applies to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta’s executive officers, directors, and persons who beneficially own more than ten percent of Sparta’s common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta’s common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person.  Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2015, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 11.             EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended April 30, 2016 (“Named Executive Officers”).

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)(a)	($)	($)	($)	($)(b)	($)

Anthony L. Havens	2016	280,000		-	-	23,616	303,616
Chief Executive Officer	2015	280,000		-	-	45,586	325,586

Anthony W. Adler
Executive Vice President and	2016	138,750	-	-	-	-	138,750
Principal Financial Officer	2015	185,000	-	-	-	-	185,000

Richard P. Trotter	2016	100,000	-	-	-	-	100,000
Chief Operating Officer	2015	100,000	-	-	-	-	100,000

(a)	For Mr. Adler includes accrued; unpaid net salary of $77,110 and $112,018 at year end 2016 and 2015, respectively. For Mr. Trotter, includes accrued; unpaid net salary of $75,441 and $74,754 at year end 2016 and 2015, respectively
(b)	This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000. In fiscal 2016 and 2015, for Mr. Havens, this includes $23,616 and $45,586, respectively, for garage rental, life insurance and reimbursement of unused vacation time.

In general, compensation payable to a Named Executive Officer consists of a base salary, a stock or stock option award, and may include a cash bonus.  During our 2016 fiscal year, we had in effect a written employment agreement with the Mr. Havens.  Our compensation system has generally not been tied to performance-based conditions other than the passage of time.

Employment Agreement with CEO

We entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens who serves as our Chief Executive Officer.  The agreement was for an initial term of five years, and provided for automatic extensions for one five-year period and for additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended.  The agreement was automatically extended for one year in July 2016. His base salary is at an annual rate of $280,000.  He is entitled to defer a portion of his base salary each year.  He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors.  He is entitled to a $1,000,000 term insurance policy.  He is entitled to six weeks of paid vacation per year, health insurance, short term and long-term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives.  He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies.  If terminated, he is entitled to three months of severance for up to six months of service for each year of employment, plus full participation in all standard employee benefits during the period of severance payments.  The employment agreement provides for termination for cause.  If he resigns for good reason or is terminated without cause within twelve months after a change in control, he is entitled to receive an additional lump sum payment equal to the greater of the severance payment or the balance of his base salary for the remaining employment term, continued coverage under any welfare benefits plans for two years, and full vesting of any account balance under a 401(k) plan.  For purposes of the employment agreement, a change in control refers to:

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as at April 30, 2016.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Anthony L. Havens	88,967	-	0.50	5/12/2017	-	-
Sandra H. Ahman	41,933	-	0.50	5/12/2017	-	-
Richard P. Trotter	53,550	-	0.50	5/12/2017	-	-

Compensation of Directors

In fiscal 2016, non-employee directors received no compensation.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of April 30, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by securities holders
2005 Plan	-	-	-
Equity compensation plans not approved by security holders
2009 Plan	-	-	116,270
2014 Plan	-	-	2,800,000
Total	-	-	2,916,270

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

As of April 30, 2016, no options to purchase shares of common stock were outstanding under the plan.

Plans Not in the Shareholder Approved Category

In May 2009, the Company’s Board of Directors authorized a 2009 Consultant Stock Plan covering 133,334 shares of the Company’s common stock for purposes of compensation of certain consultants. Effective June 12, 2013 the Plan was amended to increase the authorized number of shares by 500,000 bringing the total number of authorized shares to 633,333. During the fiscal year ended April 30, 2016 no shares were issued under the plan.

In October 2014, the Company’s Board of Directors approved the “2014 Equity Incentive Plan” authorizing the issuance of up to 3,000,000 shares of the Company’s common stock or common stock purchase options. The purpose of the  2014 Equity Incentive Plan (the “2014 Plan”) is to advance the interests of Sparta Commercial Services, Inc. (the “Company”) and its shareholders by enabling the Company and its Subsidiaries to attract and retain persons of ability to perform services for the Company and its Subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The shares underlying the 2014 Plan were registered on Form S-8 with the Securities and Exchange Commission on November 3, 2014. During the fiscal year ended April 30, 2016 no shares of common stock were issued under the 2014 Plan.

Common Stock

The table below sets forth information regarding the beneficial ownership of our common stock as of July 31, 2016 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities, which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the beneficially owned shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	348,085	≤1%
Kristian Srb (2)	445,144	≤1%
Jeffrey Bean (3)	31,032	≤1%
Richard P. Trotter (4)	121,138	≤1%
Sandra L. Ahman (5)	49,678	≤1%
All current directors and named officers as a group (5 in all)	995,077	≤1%

(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 28 West 44th Street, Suite 2001, New York, NY 10036.
(1)	Excludes approximately 50,000 shares of common stock owned by Mr. Havens’ minor son held in an irrevocable trust account. Mr. Havens is not the trustee for his son’s trust account, and does not have the sole or shared power to vote or direct the vote of such shares. Mr. Havens disclaims beneficial ownership of such shares held in his son’s trust account. Includes 88,967 vested options, all exercisable at $0.50 per share until May 12, 2017.
(2)	Includes 32,867 vested options, all exercisable at $0.50 per share until May 12, 2017 and 13,333 vested stock options, all exercisable at $0.50 until November 22, 2018.
(3)	Includes 1,333 vested stock options, exercisable at $0.50 per share until October 23, 2016, 12,750 vested options all exercisable at $0.50 per share until May 12, 2017 and 13,333 vested stock options all exercisable at $0.50 until November 22, 2018.
(4)	Includes 1,667 vested shares and 44,445 shares held by The Richard and Kay Trotter Trust Established March 18, 2009. Includes 21,476 shares to be issued to Mr. Trotter in lieu of salary. Includes 53,550 vested stock options, all exercisable at $0.500 per share until May 12, 2017.
(5)	Includes 41,993 vested stock options, all exercisable at $0.50 per share until May 12, 2017.

Changes in Control

Other than outstanding convertible securities, we do not have any arrangements that may result in a change in control.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with our Directors during the fiscal years ended April 30, 2016 and 2015. As of April 30, 2016, we owed Mr. Srb $382,093.

Director Independence

None of our directors, other than Kristian Srb and Jeffrey Bean, is deemed an independent director.  For purposes of determining independence, we are applying the independence standards of the NASDAQ Stock Market LLC.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by RBSM LLP, our principal independent registered public accounting firm, during the fiscal years ended April 30, 2016 and 2015 were $115,000 and $115,000, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2016 and 2015 were $0. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2016 and 2015 were $0. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services our principal independent registered public accounting firm for the fiscal years ended April 30, 2016 and 2015.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm.  All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2016 and 2015 were pre-approved.  The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor’s provision of audit and non-audit services was compatible with maintaining the auditor’s independence.

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

(2)           Index to Financial Statement Schedules

Not required.

(3)           Index to Exhibits

Exhibit Number	Description of Exhibit
3(i)(1)	Articles of Incorporation of Tomahawk Oil and Minerals, Inc. (Incorporated by reference to Exhibit 3(i) (1) of Form 10-KSB filed on August 13, 2004)
3(i)(2)	Certificate of Amendment of Articles of Incorporation, November 1983 (Incorporated by reference to Exhibit 3(i) (2) of Form 10-KSB filed on August 13, 2004)
3(i)(3)	Certificate of Amendment of Articles of Incorporation for name change, August 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on August 27, 2004)
3(i)(4)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on September 17, 2004)
3(i)(5)	Certificate of Amendment of Articles of Incorporation for decrease in authorized capital, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on December 23, 2004)
3(i)(6)	Certificate of Designation for Series A Redeemable Preferred Stock, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2005)
3(i)(7)	Certificate of Designation for Series B Preferred Stock (Incorporated by reference to Exhibit B to Preferred Stock Purchase Agreement, dated as of July 29, 2009 (see Exhibit 10.21 below)
3(i)(8)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 21, 2009 (Incorporated by reference to Exhibit 3(i)(8) of Form S-1 filed on October 2, 2010)
3(i)(9)	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 5.03(i) of Form 8-K filed on November 19, 2009)
3(ii)(1)	By-laws (Incorporated by reference to Exhibit 3(ii) (1) of Form 10-KSB filed on August 13, 2004)
3(ii)(2)	By-laws Resolution (Incorporated by reference to Exhibit 3(ii) (2) of Form 10-KSB filed on August 13, 2004)
3(ii)(3)	Board of Directors Resolutions amending By-laws (Incorporated by reference to Exhibit 3(ii) of Form 10-QSB filed on December 15, 2004)
10.1+	Form of Employment Agreement with Anthony Havens (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on August 13, 2004)
10.2+	2005 Stock Incentive Compensation Plan (Incorporated by reference to Exhibit 4 of Form 10-KSB filed on August 13, 2004)
10.3	2010 Consultant Stock Plan (Incorporated by reference to Exhibit 99.1 of Form S-8 filed on May 12, 2010)
10.4	Form of Convertible Note (Incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 2015)

12**	2014 Equity Incentive Plan
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of Form 10-K filed on August 15, 2011)
21.1*	List of Subsidiaries
23.1*	Consent of RBSM LLP
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Date: August 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President, Interim Principal Financial Officer
and Chairman of the Board

Date: August 26, 2016

By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: August 26, 2016

By:	/s/ Kristian Srb
Kristian Srb
Director

Date: August 26, 2016

By:	/s/ Jeffrey Bean
Jeffrey Bean
Director

Date: August 26, 2016