Form 10-Q
period 2016-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2016-09-19
CIK 318299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One )
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number: 0-9483

SPARTA COMMERCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0298178
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

28 West 44th Street, Suite 2001, New York, NY
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒ No

As of September 19, 2016, we had 520,673,217 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2016	April 30, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,459	$33,697
Accounts receivable	7,319	7,649
Total Current Assets	10,778	41,346
Property and equipment, net of accumulated depreciation and amortization of $206,980 and $206,362, respectively	6,282	6,900
Other assets	9,628	9,628
Deposits	106,026	79,776

Total assets	$132,714	$137,650

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$2,377,769	$2,132,093
Current portion notes payable net of discount of $160,094 and $347,072, respectively	3,648,474	3,394,033
Deferred revenue	22,415	23,000
Derivative liabilities	2,603,747	2,170,976
Total Current Liabilities	8,652,405	7,720,102
Long term portion notes payable net of discount of $288,417 and $209,813, respectively	110,083	96,687
Loans payable-related parties	418,853	395,853
Total Long Term Liabilities	528,936	492,540
Total liabilities from continuing operations	9,181,341	8,212,642
LIABILITIES FROM DISCONTINUED OPERATIONS - Current	12,080	14,670
Total liabilities	9,193,421	8,227,312

Commitments and contingencies	-	-

Deficit:
Sparta Commercial Services, Inc. Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred stock, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 483,665,125 and 419,912,451 shares issued and outstanding, respectively	483,665	419,912
Common stock to be issued 9,605,000 and 9,605,000 shares, respectively	9,605	9,605
Additional paid-in-capital	45,575,886	45,473,029
Accumulated deficit	(55,952,313)	(54,758,294)
Total Sparta Commercial Services, Inc. Stockholders' Deficit	(9,870,657)	(8,843,248)
Non-controlling interest	809,950	753,586
Total Deficit	(9,060,707)	(8,089,662)
Total Liabilities and Deficit	$132,714	$137,650

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended
	July 31,
	2016	2015
Revenue
Information technology	$161,447	$167,223
Cost of revenue	14,486	44,146
Gross profit	146,961	123,077

Operating expenses:
General and administrative	507,615	763,050
Depreciation and amortization	618	1,057
Total operating expenses	508,233	764,107

Loss from operations	(361,272)	(641,030)

Other (income) expense:
Other income	-	(7,153)
Financing cost	356,790	189,478
Amortization of debt discount	200,374	712,477
Loss from changes in fair value of derivative liability	258,064	75,465
Total other expense	815,228	970,267

Loss from continuing operations	$(1,176,500)	$(1,611,297)

Loss from discontinued operations	(10,964)	(12,548)

Net Loss	(1,187,464)	(1,623,845)

Net income attributed to non-controlling interest	(6,364)	(4,264)

Preferred dividend	(191)	(191)

Net loss attributed to common stockholders	$(1,194,019)	$(1,628,300)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$(0.03)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.00)	(0.00)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$(0.03)

Weighted average shares outstanding	458,404,528	57,229,920

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
FOR THE THREE MONTHS ENDED JULY 31, 2016
(UNAUDITED)

	Series A				Common Stock		Additional		Non-
	Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2016	125	$12,500	419,912,451	$419,912	9,605,000	$9,605	$45,473,029	$(54,758,294)	$753,586	$(8,089,662)
Sale of subsidiary preferred stock									50,000	50,000
Shares issued for conversion of notes and interest			63,752,674	63,753	-	-	102,857			166,610
Preferred dividend								(191)		(191)
Net loss								(1,193,828)	6,364	(1,187,464)
Balance July 31, 2016	125	$12,500	483,665,125	$483,665	9,605,000	$9,605	$45,575,886	$(55,952,313)	$809,950	$(9,060,707)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended
	July 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,187,464)	$(1,623,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	618	1,057
Loss from change in fair value of derivative liabilities	258,064	75,465
Amortization of debt discount	200,374	712,477
Non-cash financing cost	248,591	-
Equity based compensation	-	82,115
Changes in operating assets and liabilities
Accounts receivable	330	(24,574)
Other assets	(26,250)	(33,961)
Accounts payable and accrued expenses	245,674	125,486
Deferred revenue	(585)	-
Net cash used in operating activities	(260,648)	(685,780)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	20,000
Proceeds from sale of subsidiary preferred stock	50,000	-
Proceeds from notes payable	182,000	946,400
Payments on notes payable	(22,000)	(320,500)
Proceeds from related party notes	23,000	80,000
Net cash provided by financing activities	233,000	725,900

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	(2,590)	(1,832)
Net cash used in discontinued operation activities	(2,590)	(1,832)

Net (decrease) increase in cash and cash equivalents	$(30,238)	$38,288

Cash and cash equivalents, beginning of period	$33,697	$14,034
Cash and cash equivalents , end of period	$3,459	$52,322

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$6,741	$600
Income taxes	$-	$-

See Note H for non-cash investing and financing activities.

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016
(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Business

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

Our roots are in the Powersports industry and our original focus was providing consumer and municipal financing to the powersports, recreational vehicle, and automobile industries (see Discontinued Operations). Presently, through our subsidiary, iMobile Solutions, Inc.  ("IMS"), we offer mobile application development, sales, marketing and support, and Vehicle Title History Reports.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2016 and for the three month periods ended July 31, 2016 and 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2016 as disclosed in the Company's Form 10-K for that year as filed with the Securities and Exchange Commission.  The results of operations for the three months ended July 31, 2016 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2017.

The condensed consolidated balance sheet as of April 30, 2016 contained herein has been derived from the audited consolidated financial statements as of April 30, 2016, but do not include all disclosures required by the U.S. GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation. The third party ownership of the Company's subsidiary is accounted for as noncontrolling interest in the consolidated financial statements. Changes in the noncontrolling interest are reported in the statement of changes in deficit.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016
(Unaudited)

Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in United States of  America which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of revenues and expenses for the reported period. Accordingly, actual results could differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of property and equipment, beneficial conversion feature of convertible notes payable, deferred income tax asset valuation allowances, and valuation of derivative liabilities

Discontinued Operations

As discussed in Note C, in the second quarter of fiscal 2013 the Company's Board of Directors approved management's recommendation to discontinue the Company's consumer lease and loan lines of business and the sale of the Company's entire portfolio of performing RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company's consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company's consolidated statements of operations for all periods presented.

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

Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Fair Value Measurements

The Company has adopted ASC 820, "Fair Value Measurements ("ASC 820")."   ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets the lowest priority to unobservable inputs to fair value measurements of certain assets and Liabilities.  The three levels of the fair value hierarchy under ASC 820 are described below:

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

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016
(Unaudited)

Income Taxes

We utilize ASC 740 "Income Taxes" which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

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

Net Loss Per Share

The Company uses ASC 260-10, "Earnings Per Share" for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

At July 31, 2016 and 2015, 1,928,823,982 potential shares (including 9,605,000 shares to be issued included on the balance sheet) and 202,900,000 potential shares (including 2,275,638 shares to be issued included on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016
(Unaudited)

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2016 and April 30, 2016, which consist of convertible instruments and rights to shares of the Company's common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for "Accounting for Derivative Instruments and Hedging Activities".

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when "Accounting for Convertible Securities with Beneficial Conversion Features," as those professional standards pertain to "Certain Convertible Instruments." Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. ASC 815-40 provides that, among other things, generally, if an event is not within the entity's control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our unaudited condensed consolidated financial statements.

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception.  As of July 31, 2016, the Company had an accumulated deficit of $55,952,313 and a working capital deficit (total current liabilities exceeded total current assets) of $8,641,627.  The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report.  These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016
(Unaudited)

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

NOTE C – DISCONTINUED OPERATIONS

In the second quarter of fiscal 2013, the Company's Board of Directors approved management's recommendation to discontinue the Company's consumer lease and loan lines of business and the sale of all of the Company's portfolio of performing RISCs and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company's consolidated balance sheets for all periods presented.

The operating results related to these lines of business have been included in discontinued operations in the Company's consolidated statements of operations for all periods presented. The following table presents summarized operating results for the discontinued operations.

	Three Months Ended
	July 31,	July 31,
	2016	2015

Revenues	$7,209	$18,416
Net loss	$(10,964)	$(12,548)

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTES PAYABLE

	July 31,	April 30,
	2016	2016

Secured, subordinated individual lender	$-	$2,590
Secured, subordinated individual lender	12,080	12,080
Total	$12,080	$14,670

At July 31, 2016 and April 30, 2016, the notes have maturities due within one year. We make payments on the notes as we collect on the underlying leases and loans.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016
(Unaudited)

NOTE D – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	July 31, 2016	April 30, 2016
Notes convertible at holder's option	$2,716,568	$2,625,105
Notes convertible at Company's option	225,000	225,000
Non-convertible notes payable	1,265,500	1,197,500
Subtotal	4,207,068	4,047,605
Less debt discount	(448,511)	(556,885)
Total	3,758,557	3,490,720
Less: Current portion of notes payable	(3,648,474)	(3,394,033)
Long-term portion of notes payable	$110,083	$96,687

At July 31, 2016, notes payable due after one year mature as follows:

Year ending April 30,	Amount
2018	$398,500

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company's common stock, at discounts of 30% - 48% to market value. At July 31, 2016 the Company has reserved 266,334,875 shares of its common stock for issuance upon the conversion of debentures.

Amortization of debt discount for the three month periods ended July 31, 2016 and 2015 was $200,374 and $712,477, respectively.

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

The change in fair value of the derivative liabilities at July 31, 2016 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.325 % to 0.75%
Expected stock price volatility	Ranging from	242% to 409%
Expected dividend payout		0%
Expected life in years	Ranging from	0.25 year to 1.92	years

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016
(Unaudited)

The change in fair value of the derivative liabilities of convertible notes outstanding at July 31, 2015 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.101% to 0.752%
Expected stock price volatility			248%
Expected dividend payout			0%
Expected life in years	Ranging from	0.34 years to 2.24	years

During the three months ended July 31, 2016 and 2015, the Company recorded expense of $258,064 and $75,465, respectively, related to the change in value of the derivative liabilities.

Changes in derivative liability during the three months ended July 31, 2016 and 2015 were:

	July 31,
	2016	2015
Balance, beginning of year	$2,170,976	$1,605,535
Derivative liability extinguished	(100,593)	(477,540)
Derivative financial liability arising on the issuance of convertible notes	275,300	823,201
Fair value adjustments	258,064	75,465
Balance, end of period	$2,603,747	$2,026,661

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2016 and April 30, 2016, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $418,853 and $395,853, respectively.

NOTE F – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value.  The Company is authorized to issue 750,000,000 shares of common stock with $0.001 par value per share.  The Company had 125 shares of Series A preferred stock issued and outstanding as of July 31, 2016 and April 30, 2016.  The Company had no shares of Series B preferred stock issued and outstanding as of July 31, 2016 and April 30, 2016.  The Company had no shares of Series C preferred stock issued and outstanding as of July 31, 2016 and April 30, 2016.  The Company had 483,665,125 and 419,912,451 shares of common stock issued and outstanding as of July 31, 2016 and April 30, 2016, respectively.

Common Stock

During the three months ended July 31, 2016, the Company issued 63,752,674 shares of common stock, valued at $166,610, upon the conversion of $66,016 of note principal and accrued interest.

During the three months ended July 31, 2015, the Company expensed $82,115 for non-cash charges related to stock and option compensation expense.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016
(Unaudited)

During the three months ended July 31, 2015, the Company:

•	issued 2,043,180 shares of common stock which had been classified as to be issued at April 30, 2015,
•	sold 760,456 shares of restricted common stock to an accredited investor for $20,000,
•	is sued 24,395,940 shares of common stock upon the conversion of $420,052 principal amount of convertible notes,
•	accrued 1,962,220 shares as shares to be issued for the conversion of $29,806 of accrued interest, which shares were issued subsequent to July 31, 2015,
•	issued 391,059 shares of common stock valued at $11,078 pursuant to terms of various notes,
•	issued 2,846,000 shares of common stock valued at $82,080 pursuant to consulting agreements,
•	issued 35,056 shares of common stock to three employees pursuant to vesting provisions of prior stock awards.

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

The table below summarizes the fair values of financial liabilities as of July 31, 2016:

		Fair Value Measurement Using
	Fair Value at July 31, 2016	Level 1	Level 2	Level 3
Derivative liabilities	$2,603,747	-	-	$2,603,747

Fair values of financial liabilities as of April 30, 2016 are as follows:

		Fair Value Measurement Using
	Fair Value at April 30, 2016	Level 1	Level 2	Level 3
Derivative liabilities	$2,170,976	-	-	$2,170,976

The following is a description of the valuation methodologies used for these items:

Derivative liabilities — these instruments consist of certain variable conversion features related to notes payable obligations and certain outstanding warrants. These instruments were valued using pricing models which incorporate the Company's stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC Topic 825 "The Fair Value Option for Financial Issuances".

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016
(Unaudited)

NOTE H – NON-CASH INVESTING AND FINANCING INFORMATION

During the three months ended July 31, 2016, the Company issued 63,752,674 shares of common stock, valued at $166,610, upon the conversion of $66,016 of note principal and accrued interest.

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

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a lease expiring on July 30, 2017. The monthly base rent is $8,750.

Rent expense was $51,234 and $57,457 for the three month periods ended July 31, 2016 and 2015, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of July 31, 2016, we were not a party to any material pending legal proceeding except as stated below.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

The Company was involved in three litigation matters in the Supreme Court of the State of New York wherein the Company had alleged that the respective lenders have charged the Company excessive and improper fees and penalties on its loans. These matters have since been discontinued.

On December 18, 2012, the Company filed suit in the United States District Court for the Southern District Court of New York against a former credit provider. The suit sought damages arising out of the credit provider's termination of the Company's credit line in 2009. The defendant counterclaimed for recovery of legal fees of $2 million under an indemnification clause contained in one of the loan documents. The matter proceeded to trial in May 2015, and the Court thereafter issued decisions dismissing the Company's claims and the defendant's counterclaim. On January 15, 2016 the complaint, the amended complaint and the defendant's counterclaim were dismissed. On February 12, 2016, the Company filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the judgment dismissing the complaint and amended complaint. On February 18, 2016 the defendant filed a Notice of Cross-Appeal of the dismissal of its counterclaim.  Sparta can make no representations about the potential outcome of the appeal or cross-appeal, but believes that the decision of the lower court dismissing the defendant's counterclaim was properly decided in holding that the indemnification clause did not apply to defendant's claim.

The Company has received notice from two lenders claiming defaults relating to conversion requests of $8,365 principal and $643 interest and $5,000 principal, with regard to notes in the total amounts of $55,125 and $27,500, respectively, which the Company has refused to process and believes it has defenses in that regard.  There can be no assurance that the Company would prevail should litigation with regard to any of these requests occur. These liabilities have been recorded in the unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016
(Unaudited)

NOTE J – SUBSEQUENT EVENTS

Subsequent to July 31, 2016 the Company:

Issued 36,008,092 shares of common stock upon the conversion of $23,207 of note principal and accrued interest.

Issued 1,000,000 shares of common stock for services.

Entered into new notes payable aggregating $124,500.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited consolidated financial statements and explanatory notes for the year ended April 30, 2016 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended July 31, 2016 to the Three Months Ended July 31, 2015

For the three months ended July 31, 2016 and 2015, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $161,447 during the three months ended July 31, 2016 as compared to $167,223 during the three months ended July 31, 2015, a decrease of $5,776 or 3.5%. Revenues from continuing operations in both periods were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Other income in the 2015 three month period was comprised primarily of municipal lease fee income.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports. Cost of revenue was $14,486 during the three months ended July 31, 2016 as compared to $44,146 during the three months ended July 31, 2015. This $29,660 or 67.2% decrease was due to a decrease in third party costs incurred.

Operating Expenses

General and administrative expenses were $507,615 during the three months ended July 31, 2016, compared to $763,050 during the three months ended July 31, 2016, a decrease of $255,435 or 33.5%, primarily due to overall reductions in expense due to management’s efforts to reduce overhead. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $263,673; Accounting, audit and professional fees, $34,356; Consulting fees, $89,588; and Rent, utilities and telecommunication expenses $64,741. Expenses incurred during the comparative three month period in 2015 consisted primarily of the following expenses: Compensation and related costs, $350,184; Accounting, audit and professional fees, $161,555; Consulting fees, $74,500; Rent, utilities and telecommunication expenses $72,617; and Stock and option based compensation, $68,490.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Net other expense was $815,228 for the three months ended July 31, 2016, compared to $970,267 for the three months ended July 31, 2015, a decrease of $155,039 or 16.0%. The decrease results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from our borrowing activities and the changes in our stock price and the volatility of our common stock during the reported periods.

Discontinued Operations

As discussed in NOTE C to the unaudited condensed consolidated financial statements, in August 2013, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of all of the Company’s portfolio of RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented.

The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. The following table presents summarized operating results for those discontinued operations.

	Three Month Periods Ended
	July 31,	July 31,
	2016	2015

Revenues	$7,209	$18,416
Net loss	$(10,964)	$(12,548)

Net loss

Our net loss attributable to common stockholders for the three months ended July 31, 2016 decreased by $434,281 or 26.7% to $1,194,019 from a loss of $1,628,300 for the three months ended July 31, 2015. This decrease in net loss attributable to common stockholders for the three months ended July 31, 2016 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2016, we had an accumulated deficit of $55,952,313 and a total deficit of $9,060,707. We generated a deficit in cash flow from operations of $260,648 for the three months ended July 31, 2016. This deficit results primarily from our net loss of $1,187,464, partially offset by noncash expense of $707,647 and an increase of $245,674 in accounts payables and accrued expenses, and an increase in other assets of $26,250.

We met our cash requirements during the period through proceeds from the issuances of convertible and other notes of $182,000, and we sold preferred stock of our subsidiary for proceeds of $50,000, we repaid notes in the amount of $22,000. We also received proceeds on a note payable to a related party in the amount of $23,000. Cash flows from discontinued operations included cash used by operating activities of $2,590.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months.  At July 31, 2016, we had 11 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees.

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

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2016 and 2015 consolidated financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2016 and April 30, 2016, which consist of convertible instruments and rights to shares of the Company's common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note A to the unaudited condensed consolidated financial statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our unaudited condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2016.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.  In our assessment of the effectiveness of internal control over financial reporting as of July 31, 2016, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day-to-day operations.
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.  Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended July 31, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2016 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

As at July 31, 2016, we were not a party to any material pending legal proceeding except as stated below.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

The Company has received notice from two lenders claiming defaults relating to conversion requests of $8,365 principal and $643 interest and $5,000 principal, with regard to notes in the total amounts of $55,125 and $27,500, respectively, which the company has refused to process and believes it has defenses in that regard.  There can be no assurance that the Company would prevail should litigation with regard to any of these requests occur. These liabilities have been recorded in the unaudited condensed consolidated financial statements.

ITEM 1A.             RISK FACTORS

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or which are currently deemed immaterial may also impair our business operations.  A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2016, filed on August 26, 2016, and is incorporated herein by reference.

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

During the three months ended July 31, 2016 the Company entered into convertible notes with an aggregate principal amount of $92,000. The notes bears interest at 8% per year and mature on various dates or have a maturity that is based on the outcome of certain legal proceedings. The notes are convertible into common stock at the note holder’s option at 60% of the applicable closing price of our common stock.

Issuance of common shares upon conversion of notes payable :

During the three months ended July 31, 2016 the Company issued an aggregate of 53,752,674 shares of common stock upon the conversion of $51,500.56 principal amount of notes payable. The issuance of shares of our common stock upon the note conversion was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On June 24, 2016, the Company issued 10,000,000 shares of common stock in advance of future conversions of notes payable. The issuance of shares of our common stock upon the note conversion was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act. During this period, cumulative shares advanced were reduced by 15,043,365 shares upon the conversion of $13,415.87 principal amount of notes payable and $1,099.53 of accrued interest.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: September 19, 2016	By: /s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer