Form 10-Q
period 2016-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-07-09
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number: 0-9483

SPARTA COMMERCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0298178
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Fifth Avenue, 14th Floor, New York, NY 10017

(Address of principal executive offices) (Zip Code)

(212) 239-2666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001	SRCO	OTC:PINK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 504 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of July 8, 2020, we had 627,092,904 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2016	April 30, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,061	$33,697
Accounts receivable	11,278	7,649
Total Current Assets	15,339	41,346
Property and equipment, net of accumulated depreciation and amortization of $207,600 and $206,362, respectively	5,662	6,900
Other assets	9,628	9,628
Deposits	106,026	79,776

Total assets	$136,655	$137,650

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$2,550,501	$2,132,093
Current portion notes payable net of discount of $108,877 and $347,072, respectively	3,903,339	3,394,033
Deferred revenue	23,126	23,000
Derivative liabilities	1,901,164	2,170,976
Total Current Liabilities	8,378,130	7,720,102
Long term portion notes payable net of discount of $286,885 and $209,813, respectively	72,615	96,687
Loans payable-related parties	418,853	395,853
Total Long Term Liabilities	491,468	492,540
Total liabilities from continuing operations	8,869,598	8,212,642
LIABILITIES FROM DISCONTINUED OPERATIONS	12,080	14,670
Total liabilities	8,881,678	8,227,312

Sparta Commercial Services, Inc. Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 573,097,132 and 419,912,451 shares issued and outstanding, respectively	573,097	419,912
Common stock to be issued 7,762,500 and 2,356,598, respectively	7,763	9,605
Additional paid-in-capital	45,714,285	45,473,029
Accumulated deficit	(55,957,387)	(54,758,294)
Total deficiency in Sparta Commercial Services, Inc. stockholders’ equity	(9,649,742)	(8,843,248)
Non-controlling interest	904,719	753,586
Total Deficit	(8,745,023)	(8,089,662)
Total Liabilities and Deficit	$136,655	$137,650

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Revenue
Information technology	$133,242	$167,348	$294,689	$334,571
Cost of goods sold	12,402	37,656	26,888	81,802
Gross profit	120,840	129,693	267,801	252,769

Operating expenses:
General and administrative	323,665	720,202	831,280	1,388,223
Depreciation and amortization	618	753	1,236	1,810
Total operating expenses	324,283	720,954	832,516	1,390,033

Loss from operations	(203,443)	(591,262)	(564,715)	(1,137,264)

Other (income) expense:
Other income	(4,599)	(10,791)	(4,599)	(17,944)
Financing cost	483,864	200,294	840,654	682,676
Amortization of debt discount	115,113	508,709	315,487	931,175
Gain from changes in fair value of derivative liability	(807,449)	(155,560)	(549,385)	(80,095)
Total other expense	(213,071)	542,651	602,157	1,515,811

Loss from continuing operations	$9,628	$(1,133,913)	$(1,166,872)	$(2,653,075)

Loss from discontinued operations	(7,838)	(17,898)	(18,802)	(30,446)

Net Loss	1,790	(1,151,811)	(1,185,674)	(2,683,520)

Net gain attributed to non-controlling interest	(6,673)	(12,491)	(13,037)	(16,754)

Preferred dividend	(191)	(382)	(382)	(382)

Net loss attributed to common stockholders	$(5,074)	$(1,164,684)	$(1,199,093)	$(2,700,657)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	$0.00	$(0.02)	$(0.00)	$(0.04)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.00)	(0.00)	(0.00)	(0.00)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$(0.02)	$(0.00)	$(0.04)

Weighted average shares outstanding	507,271,132	67,509,145	494,640,833	75,749,160

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2016

(Unaudited)

	Series A Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid in	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2016	125	$12,500	419,912,451	$419,912	9,605,000	$9,605	$45,473,029	(54,758,294)	$753,586	(8,089,662)
Sale of subsidiary preferred stock	-	-	-	-	-	-	-	-	50,000	50,000
Subsidiary debt converted	-	-	-	-	-	-	-	-	88,096	88,096
Shares issued for conversion of notes and interest	-	-	152,184,681	152,185	(1,842,504)	(1,842)	240,456	-	-	390,799
Shares issued for services	-	-	1,000,000	1,000	-	-	800	-	-	1,800
Preferred dividend	-	-	-	-	-	-	-	(382)	-	(382)
Net loss	-	-	-	-	-	-	-	(1,198,711)	13,037	(1,185,674)
Balance October 31, 2016	125	$12,500	573,097,132	$573,097	7,762,496	$7,763	$45,714,285	(55,957,387)	$904,719	(8,745,023)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2016

(Unaudited)

	Six Months Ended
	October 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,185,674)	$(2,683,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Corrections	-	330
Depreciation and amortization	1,236	1,810
Gain from change in fair value of derivative liabilities	(549,385)	(80,095)
Amortization of debt discount	315,487	931,175
Non-cash financing cost	553,076	310,610
Equity based compensation	1,800	120,591
Changes in operating assets and liabilities
Accounts receivable	(3,629)	(52,331)
Other assets	(26,250)	3,592
Accounts payable and accrued expenses	428,728	312,754
Deferred revenue	126	-
Net cash used in operating activities	(464,485)	(1,135,084)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	20,000
Proceeds from sale of subsidiary preferred stock	50,000	50,000
Proceeds from notes payable	405,865	1,739,518
Payments on notes payable	(41,426)	(671,163)
Proceeds from related party notes	23,000	10,000
Net cash provided by financing activities	437,439	1,148,355

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	(2,590)	(17,543)
Net cash flow from discontinued operation	(2,590)	(17,543)

Net decrease increase in cash	$(29,636)	$(4,272)

Cash and cash equivalents, beginning of period	$33,697	$14,034
Cash and cash equivalents , end of period	$4,061	$9,762

Cash paid for:
Interest	$6,741	$14,746
Income taxes	$-	-

See accompanying notes to unaudited condensed consolidated financial statements

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Business

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation serving three markets. Sparta is a technology company that develops, markets and manages business websites and mobile application (mobile apps) for smartphones and tablets. The Company also owns and manages websites which sell on-demand motorcycle, recreational vehicle, and truck title history reports for consumers, retail dealers, auction houses, insurance companies and banks/finance companies. Notwithstanding our discontinuance of consumer financing, we continue to offer, on a pass through basis, an equipment-leasing product nationwide for local and state agencies throughout the country seeking an alternative and economical way to finance their essential equipment needs, including police motorcycles and cruisers, fire trucks, buses and EMS equipment.

Our roots are in the Powersports industry and our original focus was providing consumer and municipal financing to the powersports, recreational vehicle, and automobile industries (see Discontinued Operations). Presently, through our subsidiary, iMobile Solutions, Inc. (“iMS”), we offer mobile application development, website development and hosting, text messaging services, marketing and support, and Vehicle Title History Reports.

Our mobile application (mobile app) offerings have broadened our base beyond vehicle dealers to a wide range of businesses including, but not limited to, agriculture dealerships, racetracks, private clubs, country clubs, restaurants and grocery stores. We also offer a private label version of our mobile app framework to enable other businesses to offer custom apps to their customers.

The Company also designs, launches, maintains, and hosts websites for businesses. We provide specific, tailored action plans for our clients’ websites that include services such as eCommerce, CRM (Customer Relationship Management) development and integration, ordering system creation and integration, SEO (search engine optimization), social media marketing, and online reviews to improve their presence online. In addition, we offer text messaging services which are vital for businesses’ marketing, retention and loyalty strategies. Our text messaging platform allows our clients to easily manage, schedule, and analyze text message performance.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2016 and for the three and six month periods ended October 31, 2016 and 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2016 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the six months ended October 31, 2016 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2017.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(Unaudited)

Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in United States of America which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of revenues and expenses for the reported period. Accordingly, actual results could differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of property and equipment, beneficial conversion feature of convertible notes payable, deferred income tax asset valuation allowances, and valuation of derivative liabilities.

Discontinued Operations

As discussed in Note C, in the second quarter of fiscal 2013 the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of the Company’s entire portfolio of performing RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

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

Fair Value Measurements

The Company has adopted ASC 820, “Fair Value Measurements (“ASC 820”).” ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets the lowest priority to unobservable inputs to fair value measurements of certain assets and Liabilities. The three levels of the fair value hierarchy under ASC 820 are described below:

●	Level 1 — Quoted prices for identical instruments in active markets. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain securities that are highly liquid and are actively traded in over-the-counter markets.

●	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which all significant inputs and significant value drivers are observable in active markets.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurements. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques based on significant unobservable inputs, as well as management judgments or estimates that are significant to valuation.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(Unaudited)

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

At October 31, 2016 and 2015, 3,321,081,477 potential shares (including 7,762,500 shares to be issued included on the balance sheet) and 304,617,676 potential shares (including 4,699,662 shares to be issued included on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2016 and April 30, 2016, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(Unaudited)

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

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of October 31, 2016, the Company had an accumulated deficit of $55,957,387 and a working capital deficit (total current liabilities exceeded total current assets) of $8,362,791. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(Unaudited)

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015

Revenues	$2,424	$9,840	$9,633	$28,256
Net loss	(7,838)	(17,898)	(18,802)	(30,446)

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTES PAYABLE

	October 31, 2016	April 30, 2016
Secured, subordinated individual lender	$-	$2,590
Secured, subordinated individual lender	12,080	12,080
Total	$12,080	$14,670

At October 31, 2016 and April 30, 2016, the notes have maturities due within one year. We make payments on the notes as we collect on the underlying leases and loans.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(Unaudited)

NOTE D – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	October 31, 2016	April 30, 2016
Notes convertible at holder’s option	$3,388,716	$2,625,105
Notes convertible at Company’s option	15,000	225,000
Non-convertible notes payable	968,000	1,197,500
Subtotal	4,371,716	4,047,605
Less debt discount	(395,762)	(556,885)
Total	3,975,954	3,490,720
Less: Current portion of notes payable	(3,903,339)	(3,394,033)
Long-term portion of notes payable	$72,615	$96,687

At October 31, 2016, notes payable due after one year mature as follows:

Year ending April 30,	Amount
2018	$359,500

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value. At October 31, 2016, the Company has reserved 176,902,868 shares of its common stock for issuance upon the conversion of debentures.

Amortization of debt discount for the three month periods ended October 31, 2016 and 2015 was $115,113 and $508,709, respectively. Amortization of debt discount for the six month periods ended October 31, 2016 and 2015 was $315,487 and $931,175, respectively.

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

The change in fair value of the derivative liabilities at October 31, 2016 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.426% to 0.75%
Expected stock price volatility	Ranging from	271% to 380%
Expected dividend payout		0%
Expected life in years	Ranging from	0.25 year to 2.0 years

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(Unaudited)

The change in fair value of the derivative liabilities at October 31, 2015 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.01% to 1.29%
Expected stock price volatility		251%
Expected dividend payout		0%
Expected life in years	Ranging from	0.01 years to 4.1 years

During the three months ended October 31, 2016 and 2015, the Company recorded income of $807,449 and $155,560, respectively, related to the change in value of the derivative liabilities. During the six months ended October 31, 2016 and 2015, the Company recorded income of $549,385 and expense of $75,465 respectively, related to the change in value of the derivative liabilities.

Changes in derivative liability during the six months ended October 31, 2016 and 2015 were:

	October 31,
	2016	2015
Balance, beginning of year	$2,170,976	$1,605,535
Derivative liability extinguished	(288,983)	(477,540)
Derivative financial liability arising on the issuance of convertible notes	568,556	823,201
Fair value adjustments	(549,385)	75,465
Balance, end of period	$1,901,164	$2,026,661

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2016 and April 30, 2016, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $418,853 and $395,853, respectively.

NOTE F – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value. The Company is authorized to issue 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 shares of Series A preferred stock issued and outstanding as of October 31, 2016 and April 30, 2016. The Company had no shares of Series B preferred stock issued and outstanding as of October 31, 2016 and April 30, 2016. The Company had no shares of Series C preferred stock issued and outstanding as of October 31, 2016 and April 30, 2016. The Company had 573,097,132 and 419,912,451 shares of common stock issued and outstanding as of October 31, 2016 and April 30, 2016, respectively.

Common Stock

During the six months ended October 31, 2016, the Company issued 152,184,681 shares of common stock, valued at $390,799, upon the conversion of $113,662 of note principal and accrued interest.

During the six months ended October 31, 2016, notes payable of $80,000 and related accrued interest of $8,096 was converted into 29,366 shares of subsidiary common stock. The Company’s subsidiary sold 10 shares of Series C Convertible Preferred stock for $50,000. These amounts have been credited to the noncontrolling interest.

During the six months ended October 31, 2016, the Company issued 1,000,000 shares of common stock, valued at $1,800, for services.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(Unaudited)

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

The table below summarizes the fair values of financial liabilities as of October 31, 2016:

	Fair Value at	Fair Value Measurement Using
	October 31, 2016	Level 1	Level 2	Level 3
Derivative liabilities	$1,901,164	-	-	$1,901,164

Fair values of financial liabilities as of April 30, 2016 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2016	Level 1	Level 2	Level 3
Derivative liabilities	$2,170,976	-	-	$2,170,976

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(Unaudited)

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC Topic 825 “The Fair Value Option for Financial Issuances”.

NOTE H – NON-CASH INVESTING AND FINANCING INFORMATION

During the six months ended October 31, 2016, the Company issued 152,184,681 shares of common stock, valued at $390,799, upon the conversion of $113,662 of note principal and accrued interest.

During the six months ended October 31, 2016, notes payable of $80,000 and related accrued interest of $8,096 was converted into 29,366 shares of subsidiary common stock. This amount has been credited to the noncontrolling interest.

During the six months ended October 31, 2015, the Company:

●	Issued 3,309,433 shares of common stock valued at $48,840 pursuant to the terms of the notes
●	Issued 340,000 shares of common stock in settlement of $14,450 in accounts payable
●	Issued 73,140,530 shares of common stock upon conversion of $691,124 of interest and notes and accounts payable
●	Issued 35,056 shares of common stock to three employees pursuant to vesting schedules of prior stock awards
●	Issued 4,005,396 shares of common stock which had been recorded as to be issued at April 30, 2015

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

As of October 31, 2016, our executive offices were located at 28 West 44th Street, Suite 2001, New York, NY 10036 pursuant to a sublease expiring on July 30, 2017. The monthly base rent is $8,750.

Rent expense was $17,500 and $57,458 for the three month periods ended October 31, 2016 and 2015, respectively. Rent expense was $68,734 and $114,915 for the six month periods ended October 31, 2016 and 2015, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of October 31, 2016, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(Unaudited)

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

The Company has received notices dated April 1, 2016, May 13, 2016 and July 22, 2016 from two lenders claiming defaults relating to conversion requests of $8,365 principal and $643 interest and $5,000 principal, with regard to notes in the total amounts of $55,125 and $27,500, respectively, which the Company has refused to process and believes it has defenses in that regard. The Company believes these claims are contingent, unliquidated and disputed. There can be no assurance that the Company would prevail should litigation with regard to any of these requests occur. These liabilities have been recorded in the unaudited condensed consolidated financial statements.

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. The Company believes the claim is contingent, unliquidated and disputed.

NOTE J – SUBSEQUENT EVENTS

Subsequent to October 31, 2016 the Company:

Issued 10,176,833 shares of common stock upon the conversion of $6,000 of notes and accrued interest thereon.

Entered into new convertible notes payable aggregating $60,000.

The Company’s subsidiary: entered into new convertible notes payable aggregating $27,000.

Subsequent to January 31, 2017 the Company:

Sold 13,010,160 shares of restricted common stock for $20,000 which shares were accrued as to be issued

Entered into new convertible notes payable aggregating $30,000.

Pursuant to terms of agreements, accrued as to be issued 2,501,000 shares of restricted common stock, valued at $4,252.

Entered into new convertible notes payable aggregating $30,000. The notes were only convertible during the two months immediately after issue into shares of the Company’s Series C convertible preferred stock on a dollar for dollar basis.

Subsequent to April 30, 2017 the Company:

Pursuant to terms of agreements, accrued as to be issued 4,476,700 shares of restricted common stock, valued at $17,113.

Accrued as to be issued, 31,296,960 shares of restricted common stock which had been sold for $80,000.

Subsequent to July 31, 2017 the Company:

Issued 61 shares of Series C Convertible Preferred stock upon the conversion of $30,000. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Sold 330 Units of Series C Convertible Preferred stock for $165,000. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Pursuant to terms of agreements, accrued as to be issued 700,000 shares of restricted common stock, valued at $3,881.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(Unaudited)

Accrued as to be issued, 9,715,720 shares of restricted common stock as a result of conversion of $30,000 of notes payable and accrued interest thereon.

Issued 7,194,222 shares of restricted common stock which had been classified as to be issued in prior periods.

Pursuant to terms of agreements, issued 9,417,434 shares of restricted common stock, valued at $45,000.

Subsequent to October 31, 2017 the Company:

Sold 370 Units of Series C Convertible Preferred stock for $185,000. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 20 shares of Series C Convertible Preferred stock upon conversion of $40,000 of notes payable and accrued interest thereon.

Accrued as to be issued, 13,579,320 shares of common stock upon the conversion of $27,000 of notes payable and accrued interest thereon.

Pursuant to terms of agreements, issued 11,085,565 shares of restricted common stock, valued at $44,398.

Subsequent to January 31, 2018 the Company:

Sold 115 Units of Series C Convertible Preferred stock for $115,000. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 219.95 Units of Series C Convertible Preferred stock upon the conversion of $74,282 notes payable and accrued interest thereon.

Pursuant to terms of agreements, issued 9,891,503 shares of restricted common stock, valued at $45,000.

Subsequent to April 30, 2018 the Company:

Sold 429 Units C Convertible Preferred stock for $212,500. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Pursuant to terms of agreements, issued 6,230,217 shares of restricted common stock, valued at $27,628.

Subsequent to July 31, 2018 the Company:

Sold 327 Units of Series C Convertible Preferred stock for $163,173. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 220 Units of the Company’s Series C Convertible Preferred stock upon conversion of $143,144 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Pursuant to terms of agreements, accrued as to be issued 3,000,000 shares of restricted common stock, valued at $13,303.

Issued 40 Units of the Company’s Series D Convertible Preferred stock upon conversion of $40,000 of accounts payable. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(Unaudited)

Issued 30 Units of the Company’s Series D Convertible Preferred stock in exchange for of $30,000 of the Company’s subsidiary’s Convertible preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Issued 142.83 Units of the Company’s Series D Convertible Preferred stock upon the conversion of $142,825 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Subsequent to October 31, 2018 the Company:

Sold 444.1 Units of Series C Convertible Preferred stock for $223,050. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 117.51 Units of the Company’s Series D Convertible Preferred stock upon conversion of $117,510 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Issued 83.75 Units of the Company’s Series D Convertible Preferred stock upon conversion of $83,750 of accounts payable. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Subsequent to January 31, 2019 the Company:

Sold 194 Units of Series C Convertible Preferred for $97,000. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 145.79 Units of the Company’s Series D Convertible Preferred stock upon conversion of $146,040 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Issued 20 Units of the Company’s Series C Convertible Preferred stock in exchange for $20,000 of the Company’s subsidiary’s Series C Convertible Preferred stock. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 165.12 Units of the Company’s Series C Convertible Preferred stock upon conversion of $111,130 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 20 Units of the Company’s Series D Convertible common stock in exchange for $10,000 of the Company’s subsidiary’s Series C Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Pursuant to terms of agreements, accrued as to be issued 2,000,000 shares of restricted common stock, valued at $8,869.

Subsequent to April 30, 2019 the Company:

Accrued 1,000,000 shares of restricted common stock to be issued in cancellation of $311,127 in accounts payable.

Sold 298 Units of Series C Convertible Preferred stock for $103,000 in cash and conversion of $45,829 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 125 Units of the Company’s Series D Convertible Preferred stock in exchange for $125,000 of the Company’s subsidiary’s Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Subsequent to July 31, 2019 the Company:

Sold 392 Units of Series C Convertible Preferred stock for $196,000. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 15 Units of the Company’s Series D Convertible common stock in exchange for $15,000 of the Company’s subsidiary’s Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Subsequent to October 31, 2019 the Company:

Sold 250 Units of Series C Convertible Preferred stock for $125,000. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 50 Units of the Company’s Series D Convertible Preferred stock in exchange for $50,000 of the Company’s subsidiary’s Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Subsequent to January 31, 2020 the Company:

Sold 105 Units of Series C Convertible Preferred stock for $52,500. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 145 Units of the Company’s Series D Convertible Preferred stock in exchange for $145,000 of the Company’s subsidiary’s Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Issued 222.22 Units of the Company’s Series D Convertible Preferred stock upon conversion of $222,250 of accounts payable. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

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

“Forward-Looking” Information

This report on Form 10-Q contains various statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder which represent our expectations and beliefs, including, but not limited to statements concerning the Company’s business and financial plans and prospects and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and other similar expressions can, but not always, identify forward-looking statements, which speak only as of the date such statement was made. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), including Item 1A of the Company’s Annual Report of Form 10-K for the year ended April 30, 2016. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

General Overview

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation serving three markets. Sparta is a technology company that develops, markets and manages business websites and mobile applications (mobile apps) for smartphones and tablets. The Company also owns and manages websites which sell on-demand motorcycle, recreational vehicle, power-sport vehicle and truck title history reports for consumers, retail dealers, auction houses, insurance companies and banks/finance companies. Lastly, since 2007, Sparta has administered leasing programs nationwide for local and/or state agencies seeking an alternative and economical way to finance essential municipal vehicles and equipment.

In 2016, the Company changed the name of its majority-owned subsidiary Specialty Reports, Inc., to iMobile Solutions, Inc. The new name reflects the Company’s strategic evolution and focus on the growing mobile application market domestically.

Sparta’s mobile application (mobile app) offerings have broadened our base beyond our original base of vehicle dealers to include a wide range of businesses including, but not limited to, agriculture dealerships, racetracks, private clubs, country clubs, restaurants and grocery stores. We also offer a private label version of our mobile app framework to enable other businesses to offer custom apps to their customers.

The Company also designs, launches, maintains, and hosts websites for businesses. We provide specific, tailored action plans for our clients’ websites that include services such as eCommerce, CRM development and integration, ordering system creation and integration, SEO (search engine optimization), social media marketing, and online reviews to improve their presence online. In addition, we offer text messaging services which are vital for businesses’ marketing, retention and loyalty strategies. Our text messaging platform allows our clients to easily manage, schedule, and analyze text message performance.

The Company’s vehicle history reports include Cyclechex (Motorcycle History Reports at www.cyclechex.com); RVchecks (Recreational Vehicle History Reports at www.rvchecks.com); CarVINreport (Automobile Reports at www.carvinreport.com) and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com). Our Vehicle History Reports are designed for consumers, retail dealers, auction houses, insurance companies and banks/finance companies.

Sparta also administers a Municipal Leasing Program for local and/or state agencies throughout the country who are seeking an alternative and economical way to finance their essential equipment needs, including police motorcycles, cruisers, buses, fire trucks, and EMS equipment. We are continuing to expand our roster of equipment manufacturers and the types of equipment we lease.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 31, 2016 to the Three Months Ended October 31, 2015

For the three months ended October 31, 2016 and 2015, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $133,242 during the three months ended October 31, 2016 as compared to $167,348 during the three months ended October 31, 2015, a decrease of $34,106 or 20.4%, primarily due to a downturn in nationwide motorcycle sales, which effected the utilization of our motorcycle apps and history report purchases, as well as insufficient funds to support an adequate level of sales, marketing and advertising. Revenues from continuing operations in both periods were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Other income in the 2016 and 2015 three month periods was comprised primarily of municipal lease fee income.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports. Cost of revenue was $12,402 during the three months ended October 31, 2016 as compared to $37,656 during the three months ended October 31, 2015. This $25,254 or 67.1% decrease was due to a decrease in third party costs incurred.

Operating Expenses

General and administrative expenses were $323,665 during the three months ended October 31, 2016, compared to $720,202 during the three months ended October 31, 2016, a decrease of $396,537 or 55.1%, primarily due to overall reductions in expense due to management’s efforts to reduce overhead, including, but not limited to, unpaid net payroll. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $156,964; Accounting, audit and professional fees, $56,903; Consulting fees, $32,326; and Rent, utilities and telecommunication expenses $28,242. Expenses incurred during the comparative three month period in 2015 consisted primarily of the following expenses: Compensation and related costs, $365,390; Accounting, audit and professional fees, $113,036; Consulting fees, $44,736; Rent, utilities and telecommunication expenses $68,807; and Stock and option based compensation, $38,476.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Net other income was $213,071 for the three months ended October 31, 2016, compared to expense of $542,651 for the three months ended October 31, 2015, an increase in net other income of $755,722 or 139.3%. The increase results from our borrowing activities and the related costs, primarily an increase in gain from the change in fair value of our derivative instruments of $651,889. The change in the fair value of our derivative liabilities resulted primarily from our borrowing activities and the changes in our stock price and the volatility of our common stock during the reported periods.

Discontinued Operations

As discussed in NOTE C to the unaudited condensed consolidated financial statements, in August 2012, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of all of the Company’s portfolio of RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented.

The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. The following table presents summarized operating results for those discontinued operations.

	Three Month Periods Ended
	October 31, 2016	October 31, 2015

Revenues	$2,424	$9,840
Net loss	$(7,838)	$(17,898)

Net loss

Our net loss attributable to common stockholders for the three months ended October 31, 2016 decreased by $1,159,610 or 99.6% to $5,074 from a loss of $1,164,684 for the three months ended October 31, 2015. This decrease in net loss attributable to common stockholders for the three months ended October 31, 2016 was primarily due to the factors discussed above.

Comparison of the Six Months Ended October 31, 2016 to the Six Months Ended October 31, 2015

For the six months ended October 31, 2016 and 2015, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $294,689 during the six months ended October 31, 2016 as compared to $334,571 during the six months ended October 31, 2015, a decrease of $39,882 or 11.9%. Revenues from continuing operations in both periods were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Other income in the 2016 and 2015 six month periods was comprised primarily of municipal lease fee income.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports. Cost of revenue was $26,888 during the six months ended October 31, 2016 as compared to $81,802 during the six months ended October 31, 2015. This $54,914 or 67.1% decrease was due to a decrease in third party costs incurred.

Operating Expenses

General and administrative expenses were $831,280 during the six months ended October 31, 2016, compared to $1,388,223 during the six months ended October 31, 2016, a decrease of $556,943 or 40.1%, primarily due to overall reductions in expense due to management’s efforts to reduce overhead, including but not limited to unpaid, net payroll. Expenses incurred during the current six month period consisted primarily of the following expenses: Compensation and related costs, $420,637; Accounting, audit and professional fees, $91,259; Consulting fees, $121,914; and Rent, utilities and telecommunication expenses $92,983. Expenses incurred during the comparative six month period in 2015 consisted primarily of the following expenses: Compensation and related costs, $715,574; Accounting, audit and professional fees, $274,591; Consulting fees, $119,236; Rent, utilities and telecommunication expenses $141,424; and Stock and option based compensation, $91,504.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Net other expense was $602,157 for the six months ended October 31, 2016, compared to $1,515,811 for the six months ended October 31, 2015, a decrease of $913,654 or 60.2%. The decrease results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from our borrowing activities and the changes in our stock price and the volatility of our common stock during the reported periods.

Discontinued Operations

As discussed in NOTE C to the unaudited condensed consolidated financial statements, in August 2012, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan lines of business and the sale of all of the Company’s portfolio of RISCs, and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented.

The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of loss for all periods presented. The following table presents summarized operating results for those discontinued operations.

	Six Month Periods Ended
	October 31, 2016	October 31, 2015

Revenues	$9,633	$28,256
Net loss	$(18,802)	$(30,446)

Net loss

Our net loss attributable to common stockholders for the six months ended October 31, 2016 decreased by $1,501,564 or 55.6% to $1,199,093 from a loss of $2,700,657 for the six months ended October 31, 2015. This decrease in net loss attributable to common stockholders for the six months ended October 31, 2016 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2016, we had an accumulated deficit of $55,957,387 and a total deficit of $8,745,023. We generated a deficit in cash flow from operations of $464,485 for the six months ended October 31, 2016. This deficit results primarily from our net loss of $1,185,674, partially offset by noncash net expense of $322,214 and an increase of $428,728 in accounts payables and accrued expenses, and an increase in other assets of $26,250.

We met our cash requirements during the period through proceeds from the issuances of convertible and other notes of $405,865, and we sold preferred stock of our subsidiary for proceeds of $50,000, we repaid notes in the amount of $41,426. We also received proceeds on a note payable to a related party in the amount of $23,000. Cash flows from discontinued operations included cash used by operating activities of $2,590.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At October 31, 2016, we had 12 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and potential future cash flow deficits from operations.

We continue to seek additional financing, which may be in the form of senior debt, subordinated debt or equity. We currently have no commitments for financing that are not at the investor’s election. There is no guarantee that we will be successful in raising the funds required to support our operations.

We estimate that we will need approximately $1,000,000 in addition to our normal operating cash flow to conduct operations during the next twelve months. However, there can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

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

The primary issues management will focus on in the immediate future to address this matter include: seeking additional credit facilities from institutional lenders; seeking institutional investors for debt or equity investments in our Company; short term interim debt financing: and private placements of debt and equity securities with accredited investors. To address these issues, the Company has, from time to time, engaged financial advisory firms to advise and assist us in negotiating and raising capital.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2016 and April 30, 2016, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of October 31, 2016, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day-to-day operations;
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the six months ended October 31, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the six months ended October 31, 2016 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As at October 31, 2016, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

The Company has received notices dated April 1, 2016, May 13, 2016 and July 22, 2016 from two lenders claiming defaults relating to conversion requests of $8,365 principal and $643 interest and $5,000 principal, with regard to notes in the total amounts of $55,125 and $27,500, respectively, which the company has refused to process and believes it has defenses in that regard. The Company believes these claims are contingent, unliquidated and disputed. There can be no assurance that the Company would prevail should litigation with regard to any of these requests occur. These liabilities have been recorded in the unaudited condensed consolidated financial statements.

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. The Company believes the claim is contingent, unliquidated and disputed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Convertible Notes

Each of the issuance and sale of securities described below was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. No advertising or general solicitation was employed in offering the securities. Each purchaser is a sophisticated investor (as described in Rule 506(b) (2) (ii) of Regulation D) or an accredited investor (as defined in Rule 501 of Regulation D), and each received adequate information about the Company or had access to such information, through employment or other relationships, to such information.

During the three months ended October 31, 2016, the Company entered into convertible notes with an aggregate principal amount of $62,365. The notes bears interest at 8% - 10% per year and mature on various dates or have a maturity that is based on the outcome of certain legal proceedings. The notes are convertible into common stock at the note holder’s option at 52% - 60% of the applicable closing price of our common stock.

Issuance of common shares upon conversion of notes payable:

During the three months ended October 31, 2016, the Company issued an aggregate of 88,432,007 shares of common stock upon the conversion of $46,183 principal amount of notes payable and $1,463.12 of accrued interest. The issuance of shares of our common stock upon the note conversion was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

SPARTA COMMERCIAL SERVICES, INC.

Date: July 9, 2020	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

