Form 10-Q
period 2017-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-07-09
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2017	April 30, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$274	$33,697
Accounts receivable	7,842	7,649
Total Current Assets	8,116	41,346
Property and equipment, net of accumulated depreciation and amortization of $207,600 and $206,362, respectively	5,044	6,900
Other assets	9,628	9,628
Deposits	79,776	79,776

Total assets	$102,564	$137,650

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Bank overdraft	$997	-
Accounts payable and accrued expenses	2,762,280	$2,132,093
Current portion notes payable net of discount of $373,221 and $347,072, respectively	4,108,995	3,394,033
Deferred revenue	23,170	23,000
Derivative liabilities	3,641,377	2,170,976
Total Current Liabilities	10,536,819	7,720,102
Long term portion notes payable net of discount of $0 and $209,813, respectively	-	96,687
Loans payable-related parties	418,853	395,853
Total Long Term Liabilities	418,853	492,540
Total liabilities from continuing operations	10,955,672	8,212,642
LIABILITIES FROM DISCONTINUED OPERATIONS	12,080	14,670
Total liabilities	10,967,752	8,227,312

Sparta Commercial Services, Inc. Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 583,273,970 and 419,912,451 shares issued and outstanding, respectively	583,274	419,912
Common stock to be issued 7,762,500 and 2,356,598, respectively	7,763	9,605
Additional paid-in-capital	45,727,643	45,473,029
Accumulated deficit	(58,104,373)	(54,758,294)
Total deficiency in Sparta Commercial Services, Inc. stockholders’ equity	(11,773,193)	(8,843,248)
Non-controlling interest	908,005	753,586
Total Deficit	(10,865,188)	(8,089,662)
Total Liabilities and Deficit	$102,564	$137,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2017 AND 2016

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Revenue
Information technology	$113,755	$153,202	$408,444	$487,773
Cost of goods sold	8,776	17,431	35,654	99,233
Gross profit	104,989	135,771	372,790	388,540

Operating expenses:
General and administrative	348,639	669,276	1,179,919	2,057,498
Depreciation and amortization	619	667	1,855	2,477
Total operating expenses	349,258	669,943	1,181,774	2,059,975

Loss from operations	(244,269)	(534,172)	(808,984)	(1,671,435)

Other (income) expense:
Other income	(3,121)	(3,030)	(7,720)	(20,974)
Financing cost	225,259	218,847	1,065, 913	969,245
Amortization of debt discount	112,541	422,420	428,028	1,285,873
Gain from changes in fair value of derivative liability	1,556,598	271,782	1,007,213	191,687
Total other expense	1,891,277	910,019	2,493,434	2,425,831

Loss from continuing operations	$(2,135,546)	$(1,444,191)	$(3,302,418)	$(4,097,266)

Loss from discontinued operations	(7,963)	(3,509)	(26,765)	(33,955)

Net Loss	(2,143,509)	(1,447,700)	(3,329,183)	(4,131,220)

Net gain attributed to non-controlling interest	(3,286)	3,998	(16,323)	(12,756)

Preferred dividend	(191)	(191)	(573)	(573)

Net loss attributed to common stockholders	$(2,146,986)	$(1,443,893)	$(3,346,079)	$(4,144,550)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$(0.02)	$(0.01)	$(0.05)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.00)	(0.00)	(0.00)	(0.00)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$(0.02)	$(0.01)	$(0.05)

Weighted average shares outstanding	507,271,123	67,509,145	494,640,833	75,749,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2017

(UNAUDITED)

	Series A				Common Stock		Additional		Non-
	Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2016	125	$12,500	419,912,451	$419,912	9,605,000	$9,605	$45,473,029	(54,758,294)	$753,586	(8,089,662)
Sale of subsidiary preferred stock	-	-	-	-	-	-	-	-	50,000	50,000
Subsidiary debt converted	-	-	-	-	-	-	-	-	88,096	88,096
Shares issued for conversion of notes and interest	-	-	162,361,514	162,362	(1,842,504)	(1,842)	253,814	-	-	414,334
Shares issued for services	-	-	1,000,000	1,000	-	-	800	-	-	1,800
Preferred dividend	-	-	-	-	-	-	-	(573)	-	(573)
Net loss	-	-	-	-	-	-	-	(3,345,506)	16,232	(3,329,183)
Balance January 31, 2017	125	$12,500	583,273,965	$583,274	7,762,496	$7,763	$45,727,643	(58,104,373)	$908,005	(10,865,188)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 AND 2016

(UNAUDITED)

	Nine Months Ended
	January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,329,183)	$(4,131,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Corrections	-	331
Depreciation and amortization	1,855	2,477
Gain from change in fair value of derivative liabilities	1,007,213	191,687
Amortization of debt discount	428,028	1,285,873
Non-cash financing cost	691,194	428,255
Equity based compensation	1,800	196,026
Changes in operating assets and liabilities
Accounts receivable	(193)	(39,054)
Other assets	-	4,077
Accounts payable and accrued expenses	640,847	711,733
Deferred revenue	170	-
Net cash used in operating activities	(558,269)	(1,349,846)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	997	-
Proceeds from sale of common stock	-	20,000
Proceeds from sale of subsidiary preferred stock	50,000	50,000
Proceeds from notes payable	495,865	1,978,718
Payments on notes payable	(42,426)	(676,663)
Proceeds from related party notes	23,000	10,000
Net cash provided by financing activities	527,436	1,382,055

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	(2,590)	(23,314)
Net cash flow from discontinued operation	(2,590)	(23,314)

Net decrease increase in cash	$(3)	$8,895

Cash and cash equivalents, beginning of period	$33,697	$14,034
Cash and cash equivalents , end of period	$274	$22,929

Cash paid for:
Interest	$6,741	$9,309
Income taxes	$-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited, condensed, consolidated financial statements follows.

Business

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation serving three markets. Sparta is a technology company that develops, markets and manages business websites and mobile application (mobile apps) for smartphones and tablets. The Company also owns and manages websites which sell on-demand motorcycle, recreational vehicle, and truck title history reports for consumers, retail dealers, auction houses, insurance companies and banks/finance companies. Notwithstanding our discontinuance of consumer financing, we continue to offer, on a pass through basis, an equipment-leasing product nationwide for local and state agencies throughout the country seeking an alternative and economical way to finance their essential equipment needs, including police motorcycles and cruisers, buses, fire trucks, and EMS equipment.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2017 and for the three and nine month periods ended January 31, 2017 and 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2016 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the nine months ended January 31, 2017 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2017.

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

JANUARY 31, 2017

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

Cash Equivalents

For the purpose of the accompanying unaudited, condensed, consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

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

JANUARY 31, 2017

(Unaudited)

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

At January 31, 2017 and 2016, 1,510,968 and 1,192,253,489 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2017 and April 30, 2016, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

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

GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of January 31, 2017, the Company had an accumulated deficit of $58,104,373 and a working capital deficit (total current liabilities exceeded total current assets) of $10,528,703. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016

Revenues	$2,339	$6,939	$11,947	$35,195
Net loss	(7,963)	(3,509)	(26,765)	(33.955)

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTES PAYABLE

	January 31,	April 30,
	2017	2016

Secured, subordinated individual lender	$18,328	$58,037
Secured, subordinated individual lender	12,080	12,080
Total	$30,408	$70,117

At January 31, 2017, the notes have maturities due within one year.

NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	January 31, 2017	April 30, 2016
Notes convertible at holder’s option	$3,473,216	$2,625,105
Notes convertible at Company’s option	15,000	225,000
Non-convertible notes payable	994,000	1,1971500
Subtotal	4,482,216	4,047,605
Less, Debt discount	(373,221)	(556,885)
Total	$4,108,995	$3,490,720

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value.

Amortization of debt discount for the nine months ended January 31, 2017 and 2016 was $428,028 and $1,285,873, respectively. At January 31, 2017, the Company has reserved 1,510,968 shares of its common stock for issuance upon the conversion of debentures.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

The change in fair value of the derivative liabilities at January 31, 2017 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.52% to 1.19%
Expected stock price volatility	Ranging from	237%
Expected dividend payout		0
Expected life in years	Ranging from	0.25 year to 1.8	years

During the nine months ended January 31, 2017 and 2016, the Company recorded expense of $1,007,214 and $191,687, respectively, related to the change in value of the derivative liabilities.

Changes in derivative liability during the nine months ended January 31, 2017 and 2016 were:

	January 31,
	2017	2016
Balance, beginning of year	$2,170,976	$1,605,535
Derivative liability extinguished	(502,914)	(1,153,310)
Derivative financial liability arising on the issuance of convertible notes	881,963	1,064,086
Fair value adjustments	1,091,352	191,687
Balance, end of period	$3,641,377	$1,707,998

LOANS PAYABLE TO RELATED PARTIES

As of January 31, 2017 and April 30, 2016, aggregated loans payable, without demand and with no interest, to officers and directors were $418,853 and $395,853, respectively.

EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 shares of Series A preferred stock issued and outstanding as of January 31, 2017 and April 30, 2016. The Company had no shares of Series B preferred stock issued and outstanding as of January 31, 2017 and April 30, 2016. The Company had no shares of Series C preferred stock issued and outstanding as of January 31, 2017 and April 30, 2016. The Company had 583,273,964and 419,912,451 shares of common stock issued and outstanding as of January 31, 2017 and April 30, 2016, respectively.

Preferred Stock, Series A

Accrued dividends payable on the Series A Preferred were $8,135 and $7,562 at January 31, 2017 and April 30, 2016, respectively. At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Common Stock

During the nine months ended January 31, 2017, the Company:

●	issued 162,361,514 shares of common stock, valued at $396,799, upon the conversion of $119,662 of note principal and accrued interest valued at $414,334,

●	issued 1,000,000 shares of common stock, valued at $1,800, for services,

●	notes payable of $80,000 and related accrued interest of $8,096 was converted into 29,366 shares of subsidiary common stock. The subsidiary sold 10 shares of series C Convertible Preferred stock for $50,000. These amounts have been credited to the noncontrolling interest.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

During the nine months ended January 31, 2016, the Company:

●	issued 2,356,598 shares of common stock which had been classified as to be issued at April 30, 2015,

●	sold 760,456 shares of restricted common stock to an accredited investor for $20,000,

●	issued 164,916,867 shares of common stock and accrued $2,343,064 shares of common stock for the conversion of $1,156,368 of note principal and accrued interest,

●	issued 11,201,413 shares of common stock valued at $96,776 pursuant to terms of various notes,

●	issued 25,481,000 shares of common stock valued at $195,962 pursuant to consulting agreements,

●	issued 35,056 shares of common stock to three employees pursuant to vesting provisions of prior stock awards.

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

The table below summarizes the fair values of financial liabilities as of January 31, 2017:

		Fair Value Measurement Using
	Fair Value at January 31, 2017	Level 1	Level 2	Level 3
Derivative liabilities	$3,641,377	-	-	$3,641,377

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

NON-CASH FINANCIAL INFORMATION

During the nine months ended January 31, 2017, the Company:

●	issued 162,361,514 shares of common stock, valued at $396,799, upon the conversion of $119,662 of note principal and accrued interest valued at $414,334,

●	issued 1,842,504 shares of common stock which had been classified as to be issued,

●	notes payable of $80,000 and related accrued interest of $8,096 was converted into 29,366 shares of subsidiary common stock. This amount has been credited to the noncontrolling interest.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

During the nine months ended January 31, 2016, the Company:

●	Issued 11,201,413 shares of common stock valued at $96,776 pursuant to the terms of the notes

●	Issued 340,000 shares of common stock in settlement of $14,450 in accounts payable

●	Issued 164,916,867 shares of common stock and accrued $2,343,064 shares of common stock for the conversion of $1,156,368 of note principal and accrued interest

●	Issued 35,056 shares of common stock to three employees pursuant to vesting schedules of prior stock awards

●	Issued 2,356,598 shares of common stock which had been recorded as to be issued at April 30, 2016

COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

As of January 31, 2017, our executive offices were located at 28 West 44th Street, Suite 2001, New York, NY 10036 pursuant to a sublease pursuant to a sublease expiring on July 30, 2017. The monthly base rent is $8,750.

Rent expense was $43,750 and $12,841 for the three month periods ended January 31, 2017 and 2016, respectively. Rent expense was $112,484 and $127,756 for the nine month periods ended January 31, 2017 and 2016, respectively.

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

SUBSEQUENT EVENTS

Subsequent to January 31, 2017 the Company:

Sold 13,010,160 shares of restricted common stock for $20,000 which shares were accrued as to be issued.

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

Subsequent to April 30, 2017 the Company:

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

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

Issued 20 shares of Series C Convertible Preferred stock upon conversion of $40,000 of notes payable and accrued interest thereon

Accrued as to be issued, 13,579,320 shares of common stock upon the conversion of $27,000 of notes payable and accrued interest thereon

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

JANUARY 31, 2017

(Unaudited)

Pursuant to terms of agreements, accrued as to be issued 3,000,000 shares of restricted common stock, valued at $13,303.

Issued 40 Units of the Company’s Series D Convertible Preferred stock upon conversion of $40, 000 of accounts payable. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

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

Issued 142.83 Units of the Company’s Series D Convertible Preferred stock upon conversion of $142,825 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

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

Subsequent to January 31, 2019 the Company:

Sold 194 Units of Series C Convertible Preferred stock for $97,000. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 20 Units of the Company’s Series C Convertible Preferred stock in exchange for $10,000 of the Company’s subsidiary’s Series C Convertible Preferred stock. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

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

Issued 20 Units of the Company’s Series D Convertible Preferred stock in exchange for $20,000 of the Company’s subsidiary’s Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Pursuant to terms of agreements, accrued as to be issued 2,000,000 shares of restricted common stock, valued at $8,869.

Subsequent to April 30, 2019 the Company:

Accrued 1,000,000 shares of restricted common stock to be issued in cancellation of $311,127 in accounts payable.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

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

Issued 15 Units of the Company’s Series D Convertible Preferred stock in exchange for $15,000 of the Company’s subsidiary’s Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended April 30, 2016 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended January 31, 2017 to the Three Months Ended January 31, 2016

For the three months ended January 31, 2017 and 2016, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $113,755 during the three months ended January 31, 2017 as compared to $153,202 during the three months ended January 31, 2016. This $39,477 or 625.7% decrease was primarily due to a downturn in nationwide motorcycle sales, which affected the utilization of our motorcycle apps and history report purchases, as well as insufficient funds to support an adequate level of sales, marketing and advertising.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports. Cost of revenue was $8,766 during the three months ended January 31, 2017 as compared to $17,431 during the three months ended January 31, 2016. This $28,665 or 49.7% decrease was due to a decrease in third party costs incurred.

Operating Expenses

General and administrative expenses were $348,639during the three months ended January 31, 2017, compared to $669,276 during the three months ended January 31, 2016, a decrease of $320,637 or 47.9%, primarily due to overall reductions in expense due to management’s efforts to reduce overhead. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $231,707; Accounting, audit and professional fees, $20,599; Consulting fees, $33,459; Rent, utilities and telecommunication expenses $40,044; Compensation and related costs, $249,551; Accounting, audit and professional fees, $110,761; Consulting fees, $32,802; Rent, utilities and telecommunication expenses $96,682; Travel and entertainment, $12,413; stock and option based compensation, $87,848; and advertising, marketing and web expenses, $8,596

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Net other expense was $1,894,398 for the three months ended January 31, 2017, compared to $910,019 for the three months ended January 31, 2016, an increase of $984,379 or 108%. The increase results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods.

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

	Quarter Ended
	January 31,	January 31,
	2017	2016

Revenues	$2,313	$6,939
Net loss	$(7,963)	$(3,509)

Net Loss

We incurred a loss from continuing operations, before preferred dividends and non-controlling interest of $2,135,546 for the three months ended January 31, 2017 as compared to $1,444,191 for the corresponding interim period in 2016, a $691,355 or 47.9% increase. This increase was attributable primarily to an increase in the $1,284,816, 472.7%, change in the fair value of our derivative liabilities. Our net loss attributable to common stockholders increased to $2,146,986for the three month period ended January 31, 2017 as compared to $1,443,893 for the corresponding period in 2016. The $703,093 or 48.7% increase in net loss attributable to common stockholders for the three month period ended January 31, 2017 was due primarily to the factors described above.

Comparison of the Nine Months Ended January 31, 2017 to the Nine Months Ended January 31, 2016

For the nine months ended January 31, 2017 and 2016, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues totaled $408,444during the nine months ended January 31, 2017 as compared to $487,773 during the nine months ended January 31, 2016. This $79,329 or 16.3% decrease was due to increased revenue from mobile apps.

Costs and Expenses

General and administrative expenses were $1,179,919 during the nine months ended January 31, 2017, compared to $2,057,498 during the nine months ended January 31, 2016, a decrease of $877,579, or 42.6% primarily due to overall reductions in expense due to management’s efforts to reduce overhead, including, but not limited to, net unpaid payroll. Expenses incurred during the current nine month period consisted primarily of the following expenses: Compensation and related costs, $652,344; Accounting, audit and professional fees, $111,858; Consulting fees, $155,373; Rent, utilities and telecommunication expenses $133,027; Travel and entertainment, $37,015; advertising, marketing and web expenses, $9,593. Expenses incurred during the comparative nine month period in 2016 consisted primarily of the following expenses: Compensation and related costs, $965,125; Accounting, audit and professional fees, $385,352; Consulting fees, $152,038; Rent, utilities and telecommunication expenses $238,106; Travel and entertainment, $34,408; stock and option based compensation, $166,939, advertising, marketing and web expenses, $19,3328.

Other (income) expense

Other (income) expense is comprised primarily of fees from our Municipal Leasing business. Net other expense was $2,501,154 for the nine months ended January 31, 2017, compared to $2,446,805 for the nine months ended January 31, 2016, an increase of $54,349 or 2.2%. The increase results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods.

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

	Nine Months Ended
	January 31,	January 31,
	2017	2016

Revenues	$11,947	$35,195
Net loss	$(26,765)	$(33,955)

Net Loss

We incurred a loss from continuing operations before preferred dividends and non-controlling interest of $3,302,418 for our nine months ended January 31, 2017 as compared to $4,097,266 for the corresponding interim period in 2016, a decrease of $794,848 or 19.4%. This decrease was attributable primarily to a decrease in general and administrative expenses of $877,579, partially offset by an increase in other expenses of $67,603.

Our net loss attributable to common stockholders decreased to $3,346,079 for the nine month period ended January 31, 2017 as compared to $4,144,550 for the corresponding period in 2016. The $498,471 or 19.3% decrease in net loss attributable to common stockholders for the nine month period ended January 31, 2017 was due primarily to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2017, we had a total deficit of $10,865,188 and an accumulated deficit of $58,104,373. We generated a deficit in cash flow from operations of $558,269 for the nine months ended January 31, 2017. This deficit results primarily from our net loss of $3,329,183, partially offset by noncash expense of $2,130,093. We met our cash requirements during the nine month period as follows: through revenues generated: net proceeds of notes and convertible notes payable of $495,865; net proceeds from the sale of subsidiary’s Series C convertible preferred stock in the amount of $50,000; and proceeds from related party notes in the amount of $23,000. We made net payments on notes payable in the amount of $42,426.

Net cash used by discontinued operations was $2,590.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At January 31, 2017, we had 9 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Our employees are not represented by a union.

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

Information Technology:

Revenues from mobile app products are generally recognized upon delivery. Revenues from History Reports are generally recognized upon delivery / download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery. There were no deferred revenues at January 31, 2017 and April 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of January 31, 2017, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the six months ended January 31, 2017 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the six months ended January 31, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As at January 31, 2017, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or which are currently deemed immaterial may also impair our business operations. A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2016, filed August 13, 2016, and is incorporated herein by reference.

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

Issuance of common shares upon conversion of notes payable:

During the three months ended January 31, 2017 the Company:

Issued 10,176,833 shares of common stock upon the conversion of $6,000 of notes and accrued interest of $17,535 thereon.

Entered into new convertible notes payable with accredited investors aggregating $60,000.

The Company’s subsidiary: entered into new convertible notes payable with accredited investors aggregating $27,500.

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

