Form 10-K
period 2017-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-07-09
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 504 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, on October 31, 2018 was $3,807,229.

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

As of April 30, 2017, Sparta’s offices were located at 28 West 44th Street, Suite 2001, New York, NY 10036, (212) 239-2666. The Company maintains a corporate website at www.spartacommercial.com.

We identify our ongoing information technology business in two reporting groups: mobile apps/websites and vehicle history reports, both of which operate under our wholly owned subsidiary, iMobile Solutions, Inc.

MOBILE APPS

Sparta creates mobile applications (mobile apps) for small and medium-size businesses under the tradename iMobileApp. iMobileApp employs a subscription business model and is positioned as a fast and affordable way for businesses to develop and launch a mobile app. The iMobileApp platform allows businesses to have a high-quality, fully functioning custom mobile app often at a lower cost than traditional marketing efforts, and typically at a significantly lower cost than a commercial quality website.

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

An iMobileApp provides consumers easy access to a business simply by touching the Company’s mobile application icon. There is no need to search for or type in a web address. iMobileApp has dozens of basic and advanced functions, including providing businesses the ability to send a segmented promotional message that appears on the consumer’s mobile device front page, rather than in an email or text message. “Geo-fencing” is a feature that allows businesses to message customers who are in the vicinity of their store or event, or even when visiting a competitor.

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

Marketing and Branding of iMobileApp

Marketing Materials - We provide customized marketing materials that app customers can download and display digitally or physically.

Embedded Product Developer and SRI Branding - The “about” screen of the application contains information useful to the support of the product. It also contains a powered-by-the-product-developer logo and text. SRI can choose to use a different logo, but the powered-by-the-product-developer text remains on the “about” screen.

Apple App Store and Android Google Play Store Distribution - All native applications are deployed through the product developer’s App store and Android Market Place online accounts.

Marketing information - If an app customer has enabled first-time user data collection then that information will be available to the app customer on their portal.

WEBSITES

The Company designs, launches, maintains, and hosts websites for businesses. We provide specific, tailored action plans for our clients’ websites that include services such as eCommerce, ordering system creation and integration, and CRM (Customer Relationship Management) development and integration, which will help our clients’ businesses improve their interaction with customers. We also provide services such as SEO (search engine optimization), social media marketing, and online reviews to improve our clients’ presence online. In addition, we offer text messaging services which are vital for businesses’ marketing, retention and loyalty strategies. Our text messaging platform allows our clients to easily manage, schedule, and analyze text message performance.

VEHICLE HISTORY REPORTS

The vehicle history report group is currently marketing through its websites: Cyclechex Motorcycle History Reports© (www.cyclechex.com), RVchex™ RV History Reports (www.rvchex.com), CarVinReport Car History Reports (www.carvinreports.com) and Truckchex Heavy Duty Truck History Reports (www.truckchex.com). These reports contain valuable information for consumers, dealers, insurers, auction houses, and lenders. The information includes a vehicle’s history, such as disclosed damage, salvaged or rebuilt title brands, the number of previous owners, the last recorded odometer reading, the manufacturer’s original equipment, and OEM recall data. We assemble the data for these reports from multiple sources, including, but not limited to, governmental agencies, in order to provide the most current information available for the benefit of all interested parties. We believe our products offer a compelling value because they are priced modestly and we provide a no-hassle, 90-day and 100% money-back guarantee. We are confident that our Specialty Reports provide buyers and sellers the peace of mind that comes from being able to make an informed decision.

In June 2010, iMobile Solutions, Inc. entered into an exclusive five-year agreement with a U.S. government authorized third-party distributor of on-line data from National Motor Vehicle Title System (NMVTIS) for NMVTIS data on motorcycles, scooters, ATVs and recreational vehicles. This agreement has been renewed on a year to year basis.

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

NMVTIS was created to:

●	Prevent the introduction or reintroduction of stolen motor vehicles into interstate commerce

●	Protect states, consumers (both individual and commercial), and other entities from fraud

●	Reduce the use of stolen vehicles for illicit purposes including funding of criminal enterprises

●	Provide consumer protection from unsafe vehicles

NMVTIS information is supplied by state motor vehicle agency records and entire sectors (e.g., insurance, auto recyclers/junk/salvage, etc.) addressed by the Anti-Car Theft Act. As opposed to purchasing information from specific businesses or companies, entities are required to provide specific information to NMVTIS in a specific format. NMVTIS is intended to serve as a reliable source of title and brand history for automobiles, motorcycles and other vehicles. However, there are certain pieces of vehicle history data that NMVTIS’ database does not contain; for example, a vehicle’s repair history. Currently, the data provided to NMVTIS by states is provided in a variety of time frames; while some report and update NVMTIS data in real-time (as title transactions occur) others send updates less frequently, such as once every 24 hours or within a period of days.

This information is available to consumers and dealers on Specialty Reports’ website located at www.cyclechex.com. Cyclechex is similar to CARFAX® in that it provides on-line vehicle history reports, for a fee, based on the vehicle’s VIN. However, neither CARFAX® nor AutoCheck® offers information on motorcycles, scooters, ATVs or recreational vehicles.

Vehicle History Reports benefit consumers:

●	Consumers can purchase reports directly from the Cyclechex, RVchex, Truckchex or CarVinReport website

●	Consumers can purchase reports via an Affiliate website

Vehicle History Reports benefit dealers:

●	Dealers can purchase a block of history reports from Cyclechex, RVchex, Truckchex or CarVinReport (with pricing incentives to purchase a larger quantity of reports)

●	Reports facilitate acceptance of trade-in vehicles and add value to the purchase of any pre-owned motorcycle, RV, automobile, light truck or heavy-duty truck

●	Dealers can provide reports to customers

Vehicle History Reports Affiliate Program:

●	Dealers and other industry sources can incorporate the Cyclechex, RVchex, Truckchex or CarVinReport website linking their sales and marketing strategies

●	Affiliates earn commission on Cyclechex, RVchex, Truckchex or CarVinReport history reports generated from their sites

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

CarVin Reports

CarVINreport.com is an online provider of Automobile History Reports. The CarVinReport Car History Report (CarVINreport.com) contains extremely valuable information for consumers, dealers, insurers, auction houses, and lenders, including whether a specific pre-owned automobile has Salvage or Rebuilt Title status or has sustained Flood Damage, the last recorded odometer reading, the manufacturer’s original equipment, and OEM recall data. For consumers looking to buy a pre-owned automobile or a retail automobile dealer considering a trade-in or the purchase of other used automobiles, a CarVinReport Car History Report can be invaluable. Moreover, for those dealers who want to provide a higher level of confidence to a potential buyer about the true condition of the automobile being considered for purchase, the CarVinReport Car History Report is an outstanding sales support tool.

The following websites are among those affiliated with iMobile Solutions, Inc. used to appropriately direct customer inquiries:

www.dmv.org

www.kbb.com

www.motorcycle-histories.com

www.motorcycleshippers.jcmotors.com

www.nadaguides.com

www.cyclepedia.com

http://www.allstateridernews.com/offers

www.nationalpowersports.net/

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

iMobile Solutions, Inc. (iMS)

The primary marketing objective for iMS is to continue penetrating new business verticals and to be a leader in mobile app development for growing businesses. While an iMobileApp can benefit any business, the Company identifies and focuses marketing efforts on specific verticals to build a presence in certain industries and become the “go-to” mobile app developer for those markets. We benefit from “word of mouth” referrals while building a recognizable presence in that particular market.

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

Vehicle History Reports

The vehicle categories that we are targeting - motorcycles, recreational vehicles and commercial trucks – are not the focus of our largest competitors (CARFAX, AutoCheck). Distribution in the vehicle history reports industry is web-based, and digital competition in our targeted categories is relatively weak and fragmented. Our digital strategy is to become the leading search result for consumers seeking information on used motorcylces, RV’s, and heavy-duty trucks. We employ an advanced web management platform that is highly search engine optimized (SEO). Page rank and traffic will increase over time as we support the website with traffic building efforts through blogging, social networking, ad-clicks, remarketing, and continual technical and content optimization.

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

iMA has considerable opportunity to increase brand awareness and grow traffic through product development, targeted marketing programs and strategic partnerships.

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

Competition

While there are numerous entities offering customized mobile apps, we believe that iMobileApp is a leading pre-packaged customizable mobile app for small to medium sized business, such as restaurants, country clubs, social clubs, racetracks, grocery stores, vehicle dealers, and more, at a price point significantly below other vendors of customized apps for the vehicle dealer industry.

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

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode (paying-off and terminating as agreed or by repossession), therefore no portfolio performance measures were calculated for the years ended April 30, 2017 and 2016 and the Company has discontinued segment reporting.

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

The following constitute certain of the federal, state, and local statutes and ordinances with which we must comply:

●	Fair Debt Collection Practices Act. The Fair Debt Collection Practices Act and applicable state law counterparts prohibit us from contacting customers during certain times and at certain places, from using certain threatening practices and from making false implications when attempting to collect a debt.

●	Truth in Lending Act. The Truth in Lending Act requires us and the dealers we do business with to make certain disclosures to customers, including the terms of repayment, the total finance charge, and the annual percentage rate charged on each contract.

●	Consumer Leasing Act. The Consumer Leasing Act applies to any lease of consumer goods for more than four months. The law requires the seller to disclose information such as the amount of initial payment, number of monthly payments, total amount for fees, penalties for default, and other information before a lease is signed.

●	The Consumer Credit Protection Act of 1968. The Act required creditors to state the cost of borrowing in a common language so that the consumer can figure out what the charges are, compare costs, and shop for the best credit deal.

●	Equal Credit Opportunity Act. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants based on race, color, sex, age, or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.

●	Fair Credit Reporting Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency.

●	Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters.

●	Soldiers’ and Sailors’ Civil Relief Act. The Soldiers’ and Sailor’s Civil Relief Act requires us to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty, if requested to do so.

●	Electronic Funds Transfer Act. The Electronic Funds Transfer Act prohibits us from requiring our customers to repay a loan or other credit by electronic funds transfer (“EFT”), except in limited situations that do not apply to us. We are also required to provide certain documentation to our customers when an EFT is initiated and to provide certain notifications to our customers with regard to preauthorized payments.

●	Telephone Consumer Protection Act. The Telephone Consumer Protection Act prohibits telephone solicitation calls to a customer’s home before 8 a.m. or after 9 p.m. In addition, if we make a telephone solicitation call to a customer’s home, the representative making the call must provide his or her name, our name, and a telephone number or address at which our representative may be contacted. The Telephone Consumer Protection Act also requires that we maintain a record of any requests by customers not to receive future telephone solicitations, which must be maintained for five years.

●	Bankruptcy. Federal bankruptcy and related state laws may interfere with or affect our ability to recover collateral or enforce a deficiency judgment.

●	Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the creation of a Bureau of Consumer Financial Protection. The impact on the Company of the newly created agency is unknown at this time as the agency is yet to be formed.

Employees

As of April 30, 2017, we had 9 full-time employees.

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations that are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

Risks Related To Our Financial Condition

We have a history of operating losses.

Through our fiscal year ended April 30, 2017, we have incurred significant expenses and have sustained significant losses. We have an accumulated deficit of $57,386,338 at April 30, 2017. Our net loss for the year ended April 30, 2017 was $2,626,044. As of April 30, 2017, we had a deficit of $10,115,402 and a negative working capital of $9,778,298.

Our business requires additional amounts of capital and we will need to obtain additional financing in the near future.

In order to expand our business, we need raise additional capital to support our operations until we become cash flow positive. We will have to raise approximately $1,000,000 over the next twelve months to support our business. As our business grows, we will need to seek additional financing to fund growth. There can be no assurance that we will have sufficient capital or be able to secure credit facilities when needed. The failure to obtain additional funds, when required, on satisfactory terms and conditions, would have a material and adverse effect on our business, operating results and financial condition, and ultimately could result in the cessation of our business.

To the extent that we raise additional capital by issuing equity securities or securing loan financing, our stockholders may experience substantial dilution. In addition, any new equity or debt securities may have greater rights, preferences or privileges than our existing common stock, preferred stock, or convertible debt. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

We have a significant amount of debt which could impact our ability to continue to implement our business plan.

We have incurred liabilities of $10,215,896 as of April 30, 2017. Unless we are able to restructure some or all of this outstanding debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate significant revenue.

Our auditor’s opinion expresses doubt about our ability to continue as a “going concern”.

The independent auditor’s report on our April 30, 2017 and April 30, 2016 consolidated financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern. We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable. Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining credit lines or loans from various financial institutions where possible. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

Risks Related to the Company

We are a small company in the information technology business.

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

Our operating results may differ from current forecasts and projections significantly in the future because of a variety of factors, many of which are outside our control. These factors include, without limitation, the receipt of revenues, which is difficult to forecast accurately, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new products or services by us or our competitors, borrowing costs, pricing changes in the industry, technical difficulties, general economic conditions and economic conditions specific our market place. The success of an investment in a vehicle history report and mobile app based venture is dependent, at least, in part, on extrinsic economic forces, including the supply of and demand for such services. No assurance can be given that we will be able to generate sufficient revenue to cover our cost of doing business. Furthermore, our revenues and results of operations will be subject to fluctuations based upon general economic conditions. Economic factors like unemployment, interest rates, and the availability of credit generally, municipal government and corporate budget constraints affecting equipment and technology purchases, the rate of inflation, black swan events, and consumer perceptions of the economy may affect the volume of history report purchases.

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

Our intellectual property, including our license agreements and other agreements, which establish our rights to proprietary intellectual property, our Cyclechex, RVchex, CarVin, and Truckchex vehicle history reports and our iMA mobile apps are of great value to our business operations. Infringement or misappropriation of our intellectual property could materially harm our business. We rely on a combination of trade secret, copyright, trademark, and other proprietary rights laws to protect our rights to this valuable intellectual property. Third parties may try to challenge our intellectual property rights. In addition, our business is subject to the risk of third parties infringing or circumventing our intellectual property rights. We may need to resort to litigation in the future to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could have a material adverse effect on our business and competitive position.

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

Risks Related to Investment in our Company

We are delinquent in our filings with the Securities and Exchange Commission.

Our weak financial position has made it impossible for us to pay our auditor and securities counsel and therefore we have been delinquent in our SEC filings since the quarter ended October 31, 2016. We intend to rectify this situation as soon as financially possible.

The market for our common stock could be volatile and could decline when you want to sell your holdings.

Our common stock trades on the OTCPink under the symbol SRCO. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include but are not limited to: (i) actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investor; (ii) changes in financial estimates by us or by any securities analysts who might cover our stock; (iii) speculation about our business in the press or the investment community; (iv) stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; (v) our potential inability to pay back outstanding notes or debentures, or contractual obligations related to the cancellation thereof; (vi) investor perceptions of our industry in general and our company in particular; (vii) the operating and stock performance of comparable companies; (viii) general economic conditions and trends; (ix) major catastrophic events; (x) announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; (xi) changes in accounting standards, policies, guidance, interpretation or principles; (xii) sales of our common stock, including sales by our directors, officers or significant stockholders; and (xiii) additions or departures of key personnel.

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

Certain of our securities are subject to variable conversion prices and adjustments. As a result, future conversion of debt into shares of common stock or issuance of new convertible debt may result in significant dilution to our shareholders. There were approximately 1.5 billion potential shares at April 30, 2017. The number of potential shares will likely vary based on fluctuations in the trading price of our stock. We are negotiating potential settlements of debt to reduce the number of potential shares. (SEE ITEM # 3 LEGAL PRECEEDINGS).

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

In the event that our equity securities are sold or convertible debt is converted into equity securities, there is a risk of downward selling pressure on our securities, making it difficult for an investor to sell his or her securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

We have authorized a class of preferred stock that may alter the rights of common stockholders by giving preferred stock holders greater dividend rights, liquidation rights and voting rights than our common stockholders have.

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock. As of April 30, 2017, we have one series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of April 30, 2017, our executive offices were located at 28 West 44th Street, Suite 2001, New York, NY 10036. We have an agreement for use of office space at this location under a sub-lease expiring on July 30, 2017. For the year ending April 30, 2017, the rent is $78,750 and for the remaining three months of our sub-lease ending July 30, 2017 the rent is $26,250.

ITEM 3. LEGAL PROCEEDINGS

As at April 30, 2017, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

On December 18, 2012, the Company filed suit in the United States District Court for the Southern District Court of New York against a former credit provider. The suit sought damages arising out of the credit provider’s termination of the Company’s credit line in 2009. The defendant counterclaimed for recovery of legal fees of $2 million under an indemnification clause contained in one of the loan documents. The matter proceeded to trial in May 2015, and the Court thereafter issued decisions dismissing the Company’s claims and the defendant’s counterclaim. On January 15, 2016 the complaint, the amended complaint and the defendant’s counterclaim were dismissed. On February 12, 2016, the Company filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the judgment dismissing the complaint and amended complaint. On February 18, 2016, the defendant filed a Notice of Cross-Appeal of the dismissal of its counterclaim. On February 22, 2017, the United States Court of Appeals for the Second Circuit affirmed the decision of the lower court, the United States District Court, Southern District of New York, in the action entitled Sparta Commercial Services Inc. v. DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, New York. The lower court decision had resulted in an order dismissing the claims of both parties. The Cross-Appeal filed by DZ Bank seeking attorney’s fees from Sparta in excess of $2 million was also denied in its entirety. Sparta is reviewing its options regarding further proceedings. There can be no assurance that the Court of Appeals’ decision is a final adjudication of all claims, or that there will be no further determinations of liability sought by either party in this matter.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Pink under the symbol “SRCO”. The following table sets forth, for the calendar periods indicated, the range of the high and low closing prices of our common stock, as reported by the OTCBB. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2017
First quarter (May 1, 2016 – July 31, 2016)	$0.0031	$0.0015
Second quarter (August 1, 2016 – October 31, 2016)	$0.002	$0.0008
Third quarter (November 1, 2016 – January 31, 2017)	$0.0028	$0.001
Fourth quarter (February 1, 2017 – April 30, 2017)	$0.0029	$0.0015
Fiscal Year 2016
First quarter (May 1, 2015 – July 31, 2015)	$0.08	$0.01
Second quarter (August 1, 2015 – October 31, 2015)	$0.02	$0.006
Third quarter (November 1, 2015 – January 31, 2016)	$0.01	$0.002
Fourth quarter (February 1, 2016 – April 30, 2016)	$.005	$0.001

Holders

The approximate number of holders of record of our common stock as of April 30, 2017 was 3,077 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2017, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend that may be paid in cash or shares of common stock at our option. As of April 30, 2017 we have not distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2017, there was $9,090 of accrued Series A dividends payable.

As of April 30, 2017 and April 30, 2016 we had no shares of Series B preferred stock outstanding or dividends payable.

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

During the three months ended April 30, 2017, the Company entered into short term convertible notes with an aggregate principal amount of $20,000. The notes bear interest at 20% per year. The notes are convertible into common stock at the note holder’s option at 40% of the applicable closing price of our common stock.

Sales of Notes with commitment Shares

During the three months ended April 30, 2017 the Company entered into short term notes with an aggregate principal amount of $40,000. The notes bears interest at 0%-20% per year. The Company agreed to issue 2,501,000 shares of the Company’s restricted common stock as an inducement for the loans. These shares have not yet been issued as of April 30, 2017.

Sale of restricted common shares:

During the three months ended April 30, 2017 the Company sold an aggregate of 13,010,159 shares of restricted common stock for $20,000.00. The sale of shares of our common stock upon the note conversion was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. These shares were unissued as of April 30, 2017.

Other issuances:

During the three months ended April 30, 2017, the Company accrued for issuance an aggregate of 2,501,000 shares of restricted common stock, valued at $4,753, for financing costs.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“FORWARD-LOOKING” INFORMATION

This report on Form 10-K contains various statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder which represent our expectations and beliefs, including, but not limited to, statements concerning the Company’s business and financial plans and prospects and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and other similar expressions can, but not always, identify forward-looking statements, which speak only as of the date such statement was made. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), including Item 1A of the Company’s Annual Report of Form 10-K for the year ended April 30, 2016. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the years ended April 30, 2017 and April 30, 2016 and footnotes found in the Company’s Annual Report on Form 10-K.

RESULTS OF OPERATIONS

For the year ended April 30, 2017, our revenues from continuing operations decreased approximately 14% as compared to the year ended April 30, 2016. We have continued to incur significant expenses, and have sustained significant losses.

Revenues-Continuing Operations

Revenues totaled $547,706 in fiscal 2017 compared to revenues of $635,909 in fiscal 2016, primarily due to a downturn in nationwide motorcycle sales, which effected the utilization of our motorcycle apps and history report purchases, as well as insufficient funds to support an adequate level of sales, marketing and advertising. Other income in fiscal 2017 was $10,507 compared with $22,297 in fiscal 2016. Revenues from continuing operations in both fiscal years were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Other income in both fiscal years was comprised primarily of municipal lease fee income and interest income from subscriptions receivable.

Cost of Revenue

Cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Costs and Expenses-Continuing Operations

General and administrative expenses were $1,480,271during the year ended April 30, 2017, compared to $2,678,214 during the year ended April 30, 2016, a decrease of $1,197,943, or 44.7% primarily due to overall reductions in expense due to management’s efforts to reduce overhead, including but not limited to, unpaid net payroll. Expenses incurred during the current fiscal year consisted primarily of the following expenses: Compensation and related costs, $845,768; Accounting, audit and professional fees, $126,971; Consulting fees, $176,304; Rent, utilities and telecommunication expenses $165,100. Expenses incurred during the comparative year ended April 30, 2016 consisted primarily of the following expenses: Compensation and related costs, $1,217,940; Accounting, audit and professional fees, $500,691; Consulting fees, $234,053; Rent, utilities and telecommunication expenses $324,096; stock and option based compensation, $198,072.

Other (income) expense

Other (income) expense is comprised primarily of fees earned by our Municipal Financing program. Net other expense was $1,596,746 for the year ended April 30, 2017, compared to $3,394,474 for the year ended April 30, 2016, a decrease of $1,797,728 or 53.3%. The decrease results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods.

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

	Fiscal Years Ended
	April 30,	April 30,
	2017	2016

Revenues	$14,491	$39,295
Net loss	$(33,188)	$(29,024)

Net Loss

Our net loss attributable to common stockholders for the year ended April 30, 2017 decreased by $2,951,797 or 52.9% to $2,628,044 from a loss of $5,579,841 for the year ended April 30, 2016. This decrease in net loss attributable to common stockholders for the year ended April 30, 2017 was primarily due to the decreased costs and expenses discussed above.

Our net loss per common share (basic and diluted) attributable to common stockholders was $0.005 for the year ended April 30, 2017 and $0.033 for the year ended April 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2017, we had an accumulated deficit of $57,386,338 and a total deficit of $10,115,402. We generated a deficit in cash flow from operations of $649,736 for the year ended April 30, 2017. This deficit results primarily from our net loss of $2,628,044, partially offset by noncash expense of $1,108,419 and an increase of $846,970 in payables and accrued expenses.

We met our cash requirements during the period through proceeds from the issuances of convertible and other notes of $575,865, and we sold common and preferred stock for proceeds of $70,000, we repaid notes in the amount of $49,600 and borrowed $23,000 from related parties. Cash flows from discontinued operations included cash used by operating activities of $2,590.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At April 30, 2017, we had 9 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

AUDITOR’S OPINION EXPRESSES DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A “GOING CONCERN”

The independent auditors report on our April 30, 2017 and 2016 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended April 30, 2017, we have relied on the services of outside consultants for services and currently have nine full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Sparta Commercial Services, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sparta Commercial Services, Inc. (the “Company”) as of April 30, 2017, the related consolidated statements of operations, deficit, and cash flows for year ended April 30, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2017, and the results of its operations and its cash flows for the year ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note B to the consolidated financial statements, the Company’s negative working capital, continuing operating losses and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of the consolidated financial statements. Management’s plans are also described in Note 3. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Bayville, NJ

July 9, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Sparta Commercial Services, Inc.

New York, New York

We have audited the accompanying consolidated balance sheet of Sparta Commercial Services, Inc. and subsidiary (the “Company”) as of April 30, 2016 and the related consolidated statements of operations, deficit and cash flows for the year in the period ended April 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sparta Commercial Services, Inc. and subsidiary at April 30, 2016 , and the consolidated results of its operations and its cash flows for the year in the period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note B to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities since inception and incurred significant deficit. These raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

August 26, 2016

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2017	April 30, 2016

ASSETS
Current Assets
Cash and cash equivalents	$2,599	$33,697
Accounts receivable	4,066	7,649
Other current assets	-	-
Total Current Assets	6,665	41,346
Property and equipment, net of accumulated depreciation and amortization of $208,837 and $206,362, respectively	4,425	6,900
Goodwill	-	-
Other assets	9,628	9,628
Deposits	79,776	79,776
Total Long Term Assets	93,829	96,304
Total assets	$100,494	$137,650

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Bank overdraft	$1,693	$-
Accounts payable and accrued expenses	2,965,193	2,132,093
Current portion notes payable net of beneficial conversion feature of $292,132 and $347,072, respectively	4,262,409	3,394,033
Deferred revenue	21,734	23,000
Derivative liabilities	2,533,934	2,170,976
Total Current Liabilities	9,784,963	7,720,102
Long term portion notes payable net of beneficial conversion features of $0 and $209,813, respectively	-	96,687
Loans payable-related parties	418,853	395,853
Total Long Term Liabilities	418,853	492,540
Total liabilities from continuing operations	10,203,816	8,212,642
LIABILITIES FROM DISCONTINUED OPERATIONS	12,080	14,670
Total liabilities	10,215,896	8,227,312

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 583,273,965 and 419,912,451 shares issued and outstanding, respectively	583,274	419,912
Common stock to be issued 23,273,656 and 9,605,000, respectively	23,274	9,605
Additional paid-in-capital	45,736,885	45,473,029
Accumulated deficit	(57,386,338)	(54,758,294)
Total deficiency in stockholders’ equity	(11,030,405)	(8,843,248)
Non-controlling interest	915,003	753,586
Total Deficit	(10,115,402)	(8,089,662)
Total Liabilities and Deficit	$100,494	$137,650

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended April 30,
	2017	2016
Revenue
Information technology	$547,706	$635,909
Cost of goods sold	49,555	111,186
Gross profit	498,151	524,723

Operating expenses:
General and administrative	1,480,271	2,678,214
Depreciation and amortization	2,475	3,147
Total operating expenses	1,482,746	2,681,361

Loss from operations	(984,595)	(2,156,638)

Other (income) expense:
Other income	(10,570)	(22,297)
Financing cost	1,237,053	1,702,199
Amortization of debt discount	540,227	1,606,591
(Gain) loss in changes in fair value of derivative liability	(180,534)	85,684
Total other expense	1,586,176	3,372,177

Net loss from continuing operations	$(2,570,771)	$(5,528,815)

Net loss from discontinued operations	(33,188)	(29,024)

Net Loss	(2,603,959)	(5,557,839)

Net (gain) loss attributed to Non-controlling interest	(23,321)	(21,238)

Preferred dividend	(764)	(764)

Net loss attributed to common stockholders	$(2,628,044)	$(5,579,841)

Basic and diluted loss per share	$(0.005)	$(0.033)

Basic and diluted loss per share attributed to common stockholders	$(0.005)	$(0.033)

Weighted average shares outstanding	537,784,583	170,096,483

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

	Series A		Series B		Series C				Common Stock		Additional		Non-
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2015	125	$12,500	-	$-	-	$-	43,238,320	$43,238	2,356,598	$2,356	$42,528,909	$(49,178,453)	$652,348	$(5,939,102)
Correcting							(60)							30
Rounding								1			332			333
Derivative liability reclassification											1,383,617			1,383,617
Sale of subsidiary preferred stock													80,000	80,000
Sale of common stock							760,456	760			19,240			20,000
Shares issued for financing cost							13,346,868	13,346	7,762,500	7,762	118,769			139,877
Shares issued for conversion of notes, interest and accounts payable							321,955,811	321,956	(514,098)	(513)	1,235,614			1,557,025
Stock compensation							40,576,000	40,576			186,519			227,095
Employee stock & options expense							35,056	35			29			64
Preferred dividend												(764)		(764)
Net loss												(5,579,077)	21,238	(5,557,839)
Balance April 30, 2016	125	$12,500	-	$-	-	$-	419,912,451	$419,912	9,605,000	$9,605	$45,473,029	$(54,758,294)	$753,586	$(8,089,662)

Sale of common stock									13,010,160	13,010	6,990			20,000
Sale of subsidiary preferred stock													50,000	50,000
Subsidiary debt converted													88,096	88,096
Shares issued for financing cost									2,501,000	2,501	2,252			4,753
Shares issued for conversion of notes and interest							162,361,514	162,362	(1,842,504)	(1,842)	253,814			414,334
Shares issued for services							1,000,000	1,000			800			1,800
Preferred dividend												(764)		(764)
Net loss												(2,627,280)	23,321	(2,603,959)
Balance April 30, 2017	125	$12,500	-	$-	-	$-	583,273,965	$583,274	23,273,656	$23,274	$45,736,885	$(57,386,338)	$915,003	$(10,115,402)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended April 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,603,959)	$(5,557,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments		331
Depreciation and amortization	2,475	3,147
Impairment		10,000
(Gain) loss due to change in fair value of derivative liabilities	(180,534)	85,684
Amortization of debt discount	540,228	1,606,591
Equity based finance cost
Non-cash financing cost	741,526	1,062,686
Equity based compensation	1,800	227,159
Changes in operating assets and liabilities
Accounts receivable	3,383	(7,639)
Other assets	-	5,706
Accounts payable and accrued expenses	846,611	858,956
Deferred revenue	(1,266)	23,000
Net cash used in operating activities	(649,736)	(1,682,218)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES		-
Bank overdraft	1,963
Net proceeds from sale of common stock	20,000	20,000
Net proceeds from sale of subsidiary preferred stock	50,000	80,000
Net proceeds from convertible notes	575,865	2,327,870
Net payments on convertible notes	(49,600)	(774,498)
Net proceeds from subsidiary notes	-	80,000
Net proceeds from related party notes	23,000	10,000
Net cash provided by financing activities	621,228	1,743,372

Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(2,590)	(41,491)
Net Cash flow from discontinued operation	(2,590)	(41,491)

Net (Decrease) in cash	$(31,098)	$19,663

Cash and cash equivalents, beginning of period	$33,697	$14,034
Cash and cash equivalents , end of period	$2,599	$33,697

Cash paid for:
Interest	$11,869	$44,275
Income taxes	$751	-

See accompanying notes to consolidated financial statements.

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation serving three markets. Sparta is a technology company that develops, markets and manages business websites and mobile applications (mobile apps) for smartphones and tablets. The Company also owns and manages websites which sell on-demand motorcycle, recreational vehicle, and truck title history reports for consumers, retail dealers, auction houses, insurance companies and banks/finance companies. Notwithstanding our discontinuance of consumer financing, we continue to offer, on a pass through basis, an equipment-leasing product for local and state agencies throughout the country seeking an alternative and economical way to finance their essential equipment needs, including police motorcycles and cruisers, buses, fire trucks, and EMS equipment.

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

Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

At April 30, 2017 and 2016, 1,446,243,940 potential shares (including 23,273,656 shares to be issued included on the balance sheet) and 1,534,522,006 potential shares (including 9,605,000 shares to be issued included on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of April 30, 2017 and 2016, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application for all periods presented. Early adoption is permitted. The Company will adopt this standard in the interim period beginning on May 1, 2018. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2018-09). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2018-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This amendment prescribes that an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will become effective for the Company’s annual and interim reporting periods beginning May 1, 2019. The Company will begin evaluating going concern disclosures based on this guidance upon adoption.

The FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

●	ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) in May 2014. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.
●	ASU No. 2018-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2018-08”) in March 2018. ASU 2018-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.
●	ASU No. 2018-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2018-10”) in April 2018. ASU 2018-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.
●	ASU No. 2018-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2018 EITF Meeting (SEC Update) (“ASU 2018-11”) in May 2018. ASU 2018-11 rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2018 EITF meeting. The SEC Staff is rescinding SEC Staff Observer comments that are codified in Topic 605 and Topic 932, effective upon adoption of Topic 606.
●	ASU No. 2018-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients in May 2018. ASU 2018-12 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance.

These ASUs will become effective for the Company beginning interim period beginning May 1, 2018.

Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. The Company will adopt Topic 842 effective May 1, 2019 using a modified retrospective method and will not restate comparative periods. The Company is assessing the impact of this ASU on its’ consolidated financial statements

NOTE B – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of April 30, 2017, the Company had an accumulated deficit of $57,386,338 and a working capital deficit (total current liabilities exceeded total current assets) of $9,778,298. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

	Years Ended
	April 30, 2017	April 30, 2016

Revenues	$14,492	$39,295
Net loss	$(33,188)	$(29,024)

As the Company sold its entire portfolio of performing RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the years ended April 30, 2017 and 2016.

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at April 30, 2017 and 2016:

	April 30, 2017	April 30, 2016
Motorcycles and other vehicles	$11,040	$11,040
Less: accumulated depreciation	(11,040)	(11,040)
Motorcycles and other vehicles, net of accumulated depreciation	-	-
Less: estimated reserve for residual values	-	-
Motorcycles and other vehicles under operating leases, net	$-	$-

At April 30, 2017, motorcycles and other vehicles have been fully depreciated. Depreciation expense for vehicles for the years ended April 30, 2017 and 2016 was zero and $5,207, respectively. All of the assets are pledged as collateral for outstanding notes payable.

RETAIL (RISC) LOAN RECEIVABLES

All of the Company’s RISC performing loan receivables were sold in August 2013. As of April 30, 2017 and 2016 the Company had RISC loans net of reserves of $0 and $0, respectively.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the years ending April 30, 2017 and 2016.

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTES PAYABLE

	April 30, 2017		April 30, 2016

Secured, subordinated individual lender	$		$2,590
Secured, subordinated individual lender		12,080	12,080
Total		$12,080	$14,670

At April 30, 2017, the notes have maturities due within one year. We make payments on the notes as we collect on the underlying leases and loans.

NOTE D – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	April 30, 2017	April 30, 2016
Notes convertible at holder’s option	$2,464,216	$2,625,105
Notes convertible at Company’s option	76,000	225,000
Non-convertible notes payable	2,014,826	1,197,500
Subtotal	4,555,042	4,047,605
Less debt discount	(292,633)	(556,885)
Total	$4,262,409	$3,490,720

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value. At April 30, 2017 the Company has reserved 1,466,243,940 shares, to the extent such shares become available, of its common stock for issuance upon the conversion of debentures.

Amortization of debt discount for the years ended April 30, 2017 and 2016 was $540,227 and $1,606,491, respectively.

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

The change in fair value of the derivative liabilities of convertible notes outstanding at April 30, 2017 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.52% to 1.28%
Expected stock price volatility		273%
Expected dividend payout		0
Expected options life in years	Ranging from	0.25 years to 1.83 years

During the years ended April 30, 2017 and 2016, the Company recorded a gain of $180,534 and an expense of $85,684, respectively, related to the change in value of the derivative liabilities.

The change in fair value of the derivative liabilities at April 30, 2016 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.25 % to 0.75%
Expected stock price volatility		281% to 434%
Expected dividend payout		0%
Expected options life in years	Ranging from	0.25 year to 1.83 years

Changes in derivative liability during the years ended April 30, 2017and 2016 were:

	April 30,
	2017	2016
Balance, beginning of year	$2,170,976	$1,605,535
Derivative liability reclassified to additional paid in capital	(503,220)	(1,383,617)
Derivative financial liability arising on the issue of convertible notes	1,046,712	1,863,374
Fair value adjustments	(180,534)	85,684
Balance, end of year	$2,533,934	$2,170,976

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of April 30, 2017 and 2016, aggregated loans payable, without demand and with no interest, to officers and directors were $418,853 and $395,853, respectively.

NOTE F – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 shares of Series A preferred stock issued and outstanding as of April 30, 2017 and 2016. The Company had no shares of Series B preferred stock issued and outstanding as of April 30, 2017 and 2016. The Company had no shares of Series C preferred stock issued and outstanding as of April 30, 2017 and 2016. The Company had 583,273,965 and 419,912,451 shares of common stock issued and outstanding as of April 30, 2017 and 2016, respectively. The Company had 23,273,656 and 9,605,000 shares of common classified as to be issued at April 30, 2017 and April 30, 2016, respectively.

Preferred Stock Series A.

The Series A preferred stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi-annually in arrears, and is convertible into shares of common stock at the rate of one preferred share into 8.55 shares of common stock. There were no transactions of the Series A Preferred Stock during the years ended April 30, 2017 and 2016.

Accrued dividends payable on the Series A Preferred were $9,091 and $8,326 at April 30, 2017 and 2016, respectively. At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock Series B

On July 24, 2009, the Company designated 1,000 shares as Series B Preferred Stock. The Series B Preferred Stock, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to the Company’s common stock and any other class or series of preferred stock, and junior to all of the Company’s existing and future indebtedness. The Series B Preferred Stock accrues dividends at an annual rate of 10%. Accrued dividends are payable upon redemption of the Series B Preferred Stock. The Company’s common stock may not be redeemed while shares of Series B Preferred Stock are outstanding. The Series B Preferred Stock certificate of designations provides that, without the approval of a majority of the shares of Series B Preferred Stock, the Company cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B Preferred Stock, liquidate, dissolve or wind-up the Company’s business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock. The Series B Preferred Stock have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of the Company’s business. The shares of Series B Preferred Stock are redeemable at the Company’s option on or after the fifth anniversary of the date of its issuance. During the year ended April 30, 2015, pursuant to the terms of the Series B Preferred Stock, the Company redeemed and returned to treasury all shares of Series B Preferred Stock and all shares of to be issued Series B Preferred Stock by exchanging the shares for $2,118,309 of note subscription receivables and $193,011 of interest receivable thereon. Subsequent to this redemption, there were no shares of Series B Preferred Stock outstanding and there were no shares of Series B Preferred Stock payable. There were no transactions of the Series B Preferred Stock during the years ended April 30, 2017 and April 30, 2016.

Preferred Stock Series C

In November 2009, the Company authorized a new series of 200,000 shares of preferred stock designated as Series C Convertible Preferred Stock, each share having a par value of $0.001 per share. The Series C Preferred Stock shall, upon liquidation, winding-up or dissolution, rank: (a) senior to the Company’s common stock and any other class or series of preferred stock of the Company which by their terms are junior to the Series C Preferred Stock (collectively, together with any warrants, rights, calls or options exercisable for or convertible into such Preferred Stock, the “Junior Shares”); (b) junior to all existing and future indebtedness of the Company; and (c) junior to the Company’s Series A and Series B Preferred Stock. The Series C Preferred Stock is not entitled to receive any dividends, has a liquidation value of $10.00 per share, redeemable at the Company’s option at $10.00 per share, and is convertible at the option of the holder into shares of common stock as follows: the number of such shares of common stock to be received for each share of Series C Preferred Stock so converted shall be determined by (A) dividing the number of shares of Series C Preferred Stock to be converted by the weighted average closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date on which the Company agrees to issue shares of Series C Preferred Stock to such holder multiplied by (B) the Series C liquidation value. There were no transactions of the Series C Preferred Stock during the years ended April 30, 2017 and 2016 and no shares issued and outstanding at April 30, 2017 and 2016.

Subsidiary’s Convertible Preferred Stock Series C

The subsidiary has 110 shares of Series C Convertible Preferred, $1.00 par value, authorized and as of April 30, 2017 had 59 shares outstanding. The shares are convertible at the holder’s option into either 2,222 shares of the subsidiary’s common stock or 2,000 shares of the Company’s common stock. During the year ended April 30, 2017 the subsidiary sold 10 shares of Series C stock to six accredited investors for a total of $50,000. No shares were sold during the fiscal year ended April 30, 2016.

Common Stock

During the year ended April 30, 2017, the Company:

●	sold 13,010,160 shares of restricted common stock to an accredited investor for $20,000, these shares are classified as to be issued as of April 30, 2017,
●	issued 162,361,514 shares of restricted common stock for conversion of notes payable and accrued interest thereon totaling $414,334,
●	issued 1,000,000 shares of restricted common stock for services valued at $1,800,
●	issued 2,501,000 shares of restricted common stock, valued at $4,753, pursuant to the terms of various notes, these shares are classified as to be issued as of April 30, 2017,
●	issued 1,842,504 shares of restricted common stock which had been classified as to be issued at April 30, 2016.

The Company’s subsidiary issued 2,891,500 shares of its restricted common stock, valued at $8,674,504, to the Company to repay the Company’s advances. This transaction has been eliminated to Additional-paid-in-Capital upon consolidation of financial statements. And, the Company’s subsidiary issued 29,320 shares of its restricted common stock upon conversion of notes and interest payable of $88,096.

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

● issued 40,576,000 shares of common stock valued at $227,095 pursuant to consulting agreements as stock-based compensation for the consulting services,

● issued 35,056 shares of common stock to three employees pursuant to vesting provisions of prior stock awards valued at $64.

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

The table below summarizes the fair values of financial liabilities as of April 30, 2017:

	Fair Value at	Fair Value Measurement Using
	April 30, 2017	Level 1	Level 2	Level 3
Derivative liabilities	$2,533,934	-	-	$2,533,934

Fair values of financial liabilities as of April 30, 2016 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2016	Level 1	Level 2	Level 3
Derivative liabilities	$2,170,976	-	-	$2,170,976

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

NOTE H – NON-CASH FINANCIAL INFORMATION

During the year ended April 30, 2017, the Company:

●	issued 162,361,514 shares of restricted common stock for conversion of notes payable and accrued interest thereon totaling $414,334,
●	issued 1,000,000 shares of restricted common stock for services valued at $1,800,
●	issued 2,501,000 shares of restricted common stock, valued at $4,753, pursuant to the terms of various notes, these shares are classified as to be issued as of April 30, 2017,
●	issued 1,842,504 shares of restricted common stock which had been classified as to be issued at April 30, 2016.

The Company’s subsidiary issued 2,891,500 shares of its restricted common stock, valued at $8,674,504, to the Company to repay the Company’s advances. This transaction has been eliminated to Additional-paid-in-Capital upon consolidation of financial statements. And, the Company’s subsidiary issued 29,320 shares of its restricted common stock upon conversion of notes and interest payable of $88,096.

During the year ended April 30, 2016, the Company:

●	Issued 13,346,868 shares of common stock and accrued 7,762,500 shares of common stock valued at $139,877 pursuant to the terms of various notes,
●	Issued 321,955,811 shares of common stock and accrued 1,842,500 shares of common stock for the conversion of $1,557,057 of note principal and accrued interest,
●	Issued 35,056 shares of common stock to three employees pursuant to vesting schedules of prior stock awards,
●	Issued 2,356,598 shares of common stock which had been recorded as to be issued at April 30, 2015.

NOTE I - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2016 and 2015 consist of the followings:

	2017	2016
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(208,837)	(206,362)
Net property and equipment	$4,425	$6,900

Depreciation expense related to property and equipment was $2,475 and $3,147for the years ended April 30, 2017 and 2016, respectively.

NOTE J - STOCK OPTIONS AND WARRANTS

Options:

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

No options were granted during the fiscal years ended April 30, 2017 and 2016.

The following table summarizes common stock options issued to officers, directors and employees outstanding and the related exercise price.

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
310,000	0.16	$0.50	310,000	$0.50

Transactions involving stock options issued to officers, directors and employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2015	327,335	$0.50
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2016	327,335	$0.50
Granted	-	-
Exercised	-	-
Canceled or expired	(17,335)	0.50
Outstanding at April 30, 2017	310,000	$0.50

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

No warrants were granted during the fiscal years ended April 30, 2017 and 2016.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.80	20,000	0.67	$0.80	20,000	$0.80
$0.65	40,000	2.51	$0.65	40,000	$0.65
$0.60	20,000	0.39	$0.60	20,000	$0.60
$0.40	150,000	0.49	$0.40	150,000	$0.40
	230,000	1.01	$0.59	150,000	$0.59

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 2015	420,763	$0.66
Granted	-	-
Exercised	-	-
Canceled or expired	(77,923)	0.98
Outstanding at April 30, 2016	342,840	0.59
Granted		-
Exercised	-	-
Canceled or expired	(112,840)	0.27
Outstanding at April 30, 2017	230,000	$0.50

NOTE K - INCOME TAXES

At April 30, 2017 and 2016, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $43,915,516 and $43,739,529, respectively, that may be used to offset future taxable income and expiring through the tax year 2036, subject to certain limitation pursuant to Internal Revenue Code Section 382. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that, the benefits will not be realized.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended April 30,
	2017	2016
Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(11.0)	(11.0)
Permanent differences	23.6	23.6
Change in valuation allowance	21.4	21.4

Provision for income taxes	0.0%	0.0%

Components of deferred tax assets as of April 30, 2017 and 2016 are as follows:

	April 30,
	2017	2016
Noncurrent:
Net operating loss carry forward	$19,245,393	$19,682,788
Valuation allowance	(19,245,293)	(19,682,788)
Net deferred tax asset	$-	$-

The valuation allowance increased by $437,395 and $1,187,880 during the years ended April 30, 2017 and 2016, respectively.

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

The Company entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens, our Chief Executive Officer. The employment is for a term of five years. The employment term is to be automatically extended for one five-year period, and additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. The agreement was automatically extended for one year on July 12, 2017. He is entitled to six weeks of paid vacation per year, and health insurance, short-term and long-term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He did not receive any equity compensation as part of this agreement.

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

On December 18, 2012, the Company filed suit in the United States District Court for the Southern District Court of New York against a former credit provider. The suit sought damages arising out of the credit provider’s termination of the Company’s credit line in 2009. The defendant counterclaimed for recovery of legal fees of $2 million under an indemnification clause contained in one of the loan documents. The matter proceeded to trial in May 2015, and the Court thereafter issued decisions dismissing the Company’s claims and the defendant’s counterclaim. On January 15, 2016 the complaint, the amended complaint and the defendant’s counterclaim were dismissed. On February 12, 2016, the Company filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the judgment dismissing the complaint and amended complaint. On February 18, 2016 the defendant filed a Notice of Cross-Appeal of the dismissal of its counterclaim. Sparta can make no representations about the potential outcome of the appeal or cross-appeal, but believes that the decision of the lower court dismissing the defendant’s counterclaim was properly decided in holding that the indemnification clause did not apply to defendant’s claim. On February 22, 2017, the United States Court of Appeals for the Second Circuit affirmed the decision of the lower court, the United States District Court, Southern District of New York, in the action entitled Sparta Commercial Services Inc. v. DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, New York. The lower court decision had resulted in an order dismissing the claims of both parties. The Cross-Appeal filed by DZ Bank seeking attorney’s fees from Sparta in excess of $2 million was also denied in its entirety. Sparta is reviewing its options regarding further proceedings. There can be no assurance that the Court of Appeals’ decision is a final adjudication of all claims, or that there will be no further determinations of liability sought by either party in this matter.

The Company has received notices dated April 1, 2016, May 13, 2016 and July 22, 2016 from two lenders claiming defaults relating to conversion requests of $8,365 principal and $643 interest and $5,000 principal, with regard to notes in the total amounts of $55,125 and $27,500, respectively, which the company has refused to process and believes it has defenses in that regard. The Company believes the claim is contingent, unliquidated and disputed. There can be no assurance that the Company would prevail should litigation with regard to any of these requests occur. These liabilities have been recorded in the consolidated financial statements.

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

NOTE M – SUBSEQUENT EVENTS

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

Issued 220 Units of the Company’s Series C Convertible Preferred stock upon conversion of $143,144 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

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

Issued 117.51 Units of the Company’s Series D Convertible Preferred upon conversion of $117,510 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

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

Issued 50 Units of the Company’s Series D Convertible Preferred stock in exchange for $50,000 of the Company’s subsidiary’s Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Certifying Accountant

Effective October 31, 2018, Registrant dismissed its independent auditors, RBSM LLP of New York, New York, which action was approved by the Registrants Board of Directors on October 31, 2018.

Except as described in the following sentence, the reports of RBSM LLP on the financial statements of Registrant for the fiscal years ending April 30, 2016 and 2015 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The report of RBSM LLP on the financial statements of Registrant for the fiscal years ended April 30, 2016 and April 30, 2015 do, however, contain an expression of substantial doubt regarding Registrant’s ability to continue as a going concern.

In addition, during Registrant’s fiscal years ended April 30, 2016 and April 30, 2015 and through to the date of dismissal, October 31, 2018, there was no disagreement with RBSM LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Registrant has requested that RBSM LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements in this Item 4.01 within 10 business days of the date of filing this report.

Engagement of New Certifying Accountant

On October 31, 2018, Boyle CPA, LLC (“Boyle”) was engaged as the Registrant’s independent auditors, commencing effective October 31, 2018.

During the two most recent fiscal years and the interim period preceding the engagement of Boyle, Registrant had not consulted with Boyle regarding either:

i.	the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Registrant’s financial statements, and either a written report or oral advice was provided to the Company by Boyle that Boyle concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing, or financial reporting issue; or

ii.	any matter that was either the subject of a disagreement or event identified in response to paragraph (a) (1) (iv) of Item 304, as those terms are used in Item 304 (a) (1) (iv) of Regulations S-B and S-K and the related instructions to Item 304 of Regulations S-B and S-K.

Subsequent to the engagement of Boyle, the Company requested Boyle to audit the financial statements for the Company’s fiscal year ended April 30, 2017, which audit had not been done by RBSM LLP.

ITEM 9.01 - FINANCIAL STATEMENTS AND EXHIBITS

(a) Financial Statements of Business Acquired. N/A

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2017 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2017, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day-to-day operations;
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2017. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2017 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a smaller reporting company to provide only management’s report in its annual report.

Changes in Internal Controls

During the fiscal year ended April 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of April 30, 2017.

Name	Age	Position
Anthony L. Havens	63	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kristian Srb	62	Director
Jeffrey Bean	64	Director
Richard P. Trotter	73	Chief Operating Officer
Sandra L. Ahman	53	Vice President, Secretary and Director

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

Kristian Srb, Director. Mr. Srb joined our Board of Directors in December 2004. Mr. Srb had been a director of American Motorcycle Leasing Corp. from 1994 to 2004. Mr. Srb was President of American Motorcycle Leasing Corp. from 1994 to 1999. Since 1999, Mr. Srb has engaged in private investment activities. He has over 16 years’ experience in international brand development and management, including for 13 years with Escada A.G.

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

Sandra L. Ahman, Vice President, Secretary and Director. On March 1, 2004, Sandra Ahman became Vice President of Operations and Secretary of Sparta, and a Director on June 1, 2004. She served as a Vice President of our predecessor entity, Sparta Commercial Services, LLC since its inception in 2001 until its dissolution in February 2006. From 1994 to 2004, she was Vice President of Operations of American Motorcycle Leasing Corp. Prior to joining American Motorcycle Leasing Corp., Ms. Ahman was with Chatham Capital Partners, Ltd. Before joining Chatham in 1993, she was Manager, Human Resources for Comart and Aniforms, a sales promotion and marketing agency in New York, where she worked from 1986 to 1993. Ms. Ahman was a long-time volunteer with The Children’s Aid Society in New York City, a membership of 500 committed volunteers, serving from 2000 to 2002 as President of its Associates Council, from 2002 to 2005 as Chairman of the Associates Council, and from 2002 to 2012 as a member of the Advisory Council of their Board of Trustees.

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

The number of directors shall be between two (2) and ten (10). The number of directors shall be set by the then current members of the Board of Directors. The size of the Board of Directors is four (4). A director need not be a stockholder. In the case of a vacancy as a result in an increase in the number of directors, the Board of Directors shall fill such vacancy at a special meeting thereof. In seeking candidates for directors, our Board may use their business, professional and personal contacts; accept the recommendations from other Board members, stockholders or management. Current members of the Board are considered for re-election. The process for evaluating candidates and the manner of evaluation is the same regardless of the category of person recommending the proposed candidate. The Board considers business experience, mix of skills and other criteria and qualities appropriate for Board membership, including: intelligence, high personal and professional ethics, values, integrity and sound judgment; education; business and professional skills and experience; familiarity with our business and the industry in general; independence from management; ability to devote sufficient time to Board business; commitment to regularly attend and participate in meetings of our Board and its committees; and concern for the long-term interests of the stockholders. While such factors important in evaluating candidates, we do not impose any specific, minimum qualifications for director nominees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta’s executive officers, directors, and persons who beneficially own more than ten percent of Sparta’s common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta’s common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2017, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended April 30, 2017 (“Named Executive Officers”).

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)(a)	($)	($)	($)	($)(b)	($)

Anthony L. Havens	2017	280,000		-	-	-	280,000
Chief Executive Officer	2016	280,000		-	-	-	280,000

Anthony W. Adler
Executive Vice President and	2017	-	-	-	-	-	-
Principal Financial Officer	2016	138,750	-	-	-	-	185,000

Richard P. Trotter	2017	100,000	-	-	-	-	100,000
Chief Operating Officer	2016	100,000	-	-	-	-	100,000

(a)	For Mr. Havens includes accrued, unpaid net salary of $52,761 and $0 at year end 2017 and 2016. For Mr. Adler includes accrued, unpaid net salary of $77,110 at year end 2016. Mr. Adler retired in January 2016. For Mr. Trotter, includes accrued, unpaid net salary of $76,094 and $75,441 at year end 2017 and 2016, respectively
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

Employment Agreement with CEO

We entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens who serves as our Chief Executive Officer. The agreement was for an initial term of five years, and provided for automatic extensions for one five-year period and for additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. The agreement was automatically extended for one year in July 2017. His base salary is at an annual rate of $280,000. He is entitled to defer a portion of his base salary each year. He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors. He is entitled to a $1,000,000 term insurance policy. He is entitled to six weeks of paid vacation per year, health insurance, short term and long-term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies. If terminated, he is entitled to three months of severance for up to six months of service for each year of employment, plus full participation in all standard employee benefits during the period of severance payments. The employment agreement provides for termination for cause. If he resigns for good reason or is terminated without cause within twelve months after a change in control, he is entitled to receive an additional lump sum payment equal to the greater of the severance payment or the balance of his base salary for the remaining employment term, continued coverage under any welfare benefits plans for two years, and full vesting of any account balance under a 401(k) plan. For purposes of the employment agreement, a change in control refers to:

●	a change in voting power, due to a person becoming the beneficial owner of 50% or more of the voting power of our securities and our largest stockholder;
●	during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors, including later approved directors, ceasing to constitute a majority of the board;
●	a merger or consolidation of our company with a third party, after which our stockholders do not own more than 50% of the voting power; or
●	a sale of all or substantially all of our assets to a third party.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as at April 30, 2017.

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

Compensation of Directors

In fiscal 2017, non-employee directors received no compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of April 30, 2017.

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

As of April 30, 2017, no options to purchase shares of common stock were outstanding under the 2005 plan.

Plans Not in the Shareholder Approved Category

In May 2009, the Company’s Board of Directors authorized a 2009 Consultant Stock Plan covering 133,334 shares of the Company’s common stock for purposes of compensation of certain consultants. Effective June 12, 2013 the Plan was amended to increase the authorized number of shares by 500,000 bringing the total number of authorized shares to 633,333. During the fiscal years ended April 30, 2017 and 2016 no shares were issued under the plan.

In October 2014, the Company’s Board of Directors approved the “2014 Equity Incentive Plan” authorizing the issuance of up to 3,000,000 shares of the Company’s common stock or common stock purchase options. The purpose of the 2014 Equity Incentive Plan (the “2014 Plan”) is to advance the interests of Sparta Commercial Services, Inc. (the “Company”) and its shareholders by enabling the Company and its Subsidiaries to attract and retain persons of ability to perform services for the Company and its Subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The shares underlying the 2014 Plan were registered on Form S-8 with the Securities and Exchange Commission on November 3, 2014. During the fiscal year ended April 30, 2017 and 2016 no shares of common stock were issued under the 2014 Plan.

Common Stock

The table below sets forth information regarding the beneficial ownership of our common stock as of July 31, 2017 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

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

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	348,085	≤1%
Kristian Srb (2)	445,144	≤1%
Jeffrey Bean (3)	31,032	≤1%
Richard P. Trotter (4)	121,138	≤1%
Sandra L. Ahman (5)	49,678	≤1%
All current directors and named officers as a group (5 in all)	995,077	≤1%

(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 555 Fifth Avenue, 14th Floor, New York, NY 10017.
(1)	Excludes approximately 50,000 shares of common stock owned by Mr. Havens’ minor son held in an irrevocable trust account. Mr. Havens is not the trustee for his son’s trust account, and does not have the sole or shared power to vote or direct the vote of such shares. Mr. Havens disclaims beneficial ownership of such shares held in his son’s trust account. Includes 88,967 vested options, all exercisable at $0.50 per share until May 12, 2017.
(2)	Includes 32,867 vested options, all exercisable at $0.50 per share until May 12, 2017 and 13,333 vested stock options, all exercisable at $0.50 until November 22, 2018.
(3)	Includes 1,333 vested stock options, exercisable at $0.50 per share until October 23, 2016, 12,750 vested options all exercisable at $0.50 per share until May 12, 2017 and 13,333 vested stock options all exercisable at $0.50 until November 22, 2018.
(4)	Includes 1,667 vested shares and 44,445 shares held by The Richard and Kay Trotter Trust Established March 18, 2009. Includes 21,476 shares to be issued to Mr. Trotter in lieu of salary. Includes 53,550 vested stock options, all exercisable at $0.50 per share until May 12, 2017.
(5)	Includes 41,993 vested stock options, all exercisable at $0.50 per share until May 12, 2017.

Changes in Control

Other than outstanding convertible securities, we do not have any arrangements that may result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with our Directors during the fiscal years ended April 30, 2017 and 2016. As of April 30, 2017, we owed Mr. Srb $382,093 and Ms. Ahman $13,760.

Director Independence

None of our directors, other than Kristian Srb and Jeffrey Bean, is deemed an independent director. For purposes of determining independence, we are applying the independence standards of the NASDAQ Stock Market LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit

Fees for audit services provided by Boyle, CPA LLC our principal independent registered public accounting firm, during the fiscal years ended April 30, 2017 and RBSM LLP, our principal independent registered public accounting firm, during the fiscal years ended April 30, 2016 were $16,000 and $115,000, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by our principal independent registered public accounting firms during the fiscal years ended April 30, 2017 and 2016 were $0. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firms during the fiscal years ended April 30, 2017 and 2016 were $4,000 and $4,000, respectively. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services our principal independent registered public accounting firms for the fiscal years ended April 30, 2017 and 2016.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm. All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2017 and 2016 were pre-approved. The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor’s provision of audit and non-audit services was compatible with maintaining the auditor’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as a part of this report:

(1) Index to Condensed Consolidated Financial Statements

Report of Registered Independent Certified Public Accounting Firm

Condensed Consolidated Balance Sheets as of April 30, 2017 and 2016

Condensed Consolidated Statements of Losses for the years ended April 30, 2016 and 2015

Condensed Consolidated Statement of Deficit for the two years ended April 30, 2016

Condensed Consolidated Statements of Cash Flows for the years ended April 30, 2016 and 2015

Notes to Condensed Consolidated Financial Statements

(2) Index to Financial Statement Schedules

Not required.

(3) Index to Exhibits

Exhibit Number	Description of Exhibit
3(i)(1)	Articles of Incorporation of Tomahawk Oil and Minerals, Inc. (Incorporated by reference to Exhibit 3(i) (1) of Form 10-KSB filed on August 13, 2004)
3(i)(2)	Certificate of Amendment of Articles of Incorporation, November 1983 (Incorporated by reference to Exhibit 3(i) (2) of Form 10-KSB filed on August 13, 2004)
3(i)(3)	Certificate of Amendment of Articles of Incorporation for name change, August 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on August 27, 2004)
3(i)(4)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on September 17, 2004)
3(i)(5)	Certificate of Amendment of Articles of Incorporation for decrease in authorized capital, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on December 23, 2004)
3(i)(6)	Certificate of Designation for Series A Redeemable Preferred Stock, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2005)
3(i)(7)	Certificate of Designation for Series B Preferred Stock (Incorporated by reference to Exhibit B to Preferred Stock Purchase Agreement, dated as of July 29, 2009 (see Exhibit 10.21 below)
3(i)(8)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 21, 2009 (Incorporated by reference to Exhibit 3(i)(8) of Form S-1 filed on October 2, 2010)
3(i)(9)	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 5.03(i) of Form 8-K filed on November 19, 2009)

3(ii)(1)	By-laws (Incorporated by reference to Exhibit 3(ii) (1) of Form 10-KSB filed on August 13, 2004)
3(ii)(2)	By-laws Resolution (Incorporated by reference to Exhibit 3(ii) (2) of Form 10-KSB filed on August 13, 2004)
3(ii)(3)	Board of Directors Resolutions amending By-laws (Incorporated by reference to Exhibit 3(ii) of Form 10-QSB filed on December 15, 2004)
10.1+	Form of Employment Agreement with Anthony Havens (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on August 13, 2004)
10.2+	2005 Stock Incentive Compensation Plan (Incorporated by reference to Exhibit 4 of Form 10-KSB filed on August 13, 2004)
10.3	2009 Consultant Stock Plan (Incorporated by reference to Exhibit 99.1 of Form S-8 filed on May 12, 2019).
10.4	Form of Convertible Note (Incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 2015)
12**	2014 Equity Incentive Plan
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of Form 10-K filed on August 15, 2011)
16.0	Changes in Registrants’ Certifying Accountant (Incorporated by reference to Form 8-K filed on October 31, 2018)
21.1*	List of Subsidiaries
23.1*	Consent of Boyle CPA, LLC
23.2*	Consent of RBSM LLP
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Date: July 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President, Interim Principal Financial Officer
and Chairman of the Board

Date: July 9, 2020

By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: July 9, 2020

By:	/s/ Kristian Srb
Kristian Srb
Director

Date: July 9, 2020

By:	/s/ Jeffrey Bean
Jeffrey Bean
Director

Date: July 9, 2020

