Form 10-Q
period 2017-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-07-09
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One )

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

As of July 8, 2020 we had 627,092,904 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2017	April 30, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$195	$2,599
Accounts receivable	5,063	4,066
Other current assets	702	-
Total Current Assets	5,960	6,665
Property and equipment, net of accumulated depreciation and amortization of $209,455 and $208,837, respectively	3,807	4,425
Other assets	9,628	9,628
Deposits	88,776	79,776
Total assets	108,171	100,494

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Bank overdraft	$1,927	$1,693
Accounts payable and accrued expenses	3,183,243	2,965,193
Current portion notes payable net of discount of $244,273 and $292,633, respectively	4,386,203	4,262,409
Deferred revenue	23,811	21,734
Derivative liabilities	2,460,967	2,533,934
Total Current Liabilities	10,056,151	9,784,963
Loans payable-related parties	418,853	418,853
Total Long Term Liabilities	418,853	418,853
Total liabilities from continuing operations	10,475,004	10,203,816
LIABILITIES FROM DISCONTINUED OPERATIONS	12,080	12,080
Total liabilities	10,487,084	10,215,896

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 583,273,965 and 583,273,965 shares issued and outstanding, respectively	583,274	583,274
Common stock to be issued 59,047,336 and 23,273,656, respectively	59,047	23,274
Additional paid-in-capital	45,798,225	45,736,885
Accumulated deficit	(57,753,418)	(57,386,338)
Total deficiency in stockholders’ equity	(11,300,372)	(11,030,405)
Non-controlling interest	921,459	915,003
Total Deficit	(10,378,913)	(10,115,402)
Total Liabilities and Deficit	108,171	100,494

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2017 AND 2016 (UNAUDITED)

	Three Months Ended
	July 31,
	2017	2016
Revenue
Information technology	$118,207	$161,447
Cost of goods sold	12,569	14,486
Gross profit	105,638	146,961

Operating expenses:
General and administrative	374,224	507,615
Depreciation and amortization	618	618
Total operating expenses	374,842	508,233

Loss from operations	(269,204)	(361,272)

Other (income) expense:
Other income	(2,100)	-
Financing cost	171,344	356,790
Amortization of debt discount	90,393	200,374
Loss in changes in fair value of derivative liability	(149,322)	258,064
Total other expense	110,315	815,228

Loss from continuing operations	$(379,519)	$(1,176,500)

Loss from discontinued operations	19,277	(10,964)

Net Loss	(360,242)	(1,187,464)

Net gain attributed to non-controlling interest	(6,456)	(6,364)

Preferred dividend	(191)	(191)

Net loss attributed to common stockholders	$(366,889)	$(1,194,019)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$(0.00)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	0.00	(0.00)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$(0.00)

Weighted average shares outstanding	583,273,965	458,404,528

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
FOR THE THREE MONTHS ENDED JULY 31, 2017 (UNAUDITED)

	Series A				Common Stock		Additional		Non-
	Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2017	125	$12,500	583,273,965	$583,274	23,273,656	$23,274	$45,739,463	(57,386,338)	$915,003	(10,115,402)
Sale of common stock					31,296,980	31,297	48,703			80,000
Shares issued for financing cost					4,476,700	4,476	12,637			17,113
Shares issued for conversion of notes and interest										-
Preferred dividend								(191)		(191)
Net loss								(366,889)	6,456	(360,433)
Balance July 31, 2017	125	$12,500	583,273,965	$583,274	59,047,336	$59,047	$45,800,803	(57,753,418)	$921,459	(10,378,913)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2017 AND 2016 (UNAUDITED)

	Three Months Ended
	July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(360,242)	$(1,187,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	618	618
(Gain) loss from change in fair value of derivative liabilities	(149,322)	258,064
Amortization of debt discount	90,393	200,374
Non-cash financing cost	51,435	248,591
Changes in operating assets and liabilities
Accounts receivable	(997)	330
Other assets	(9,702)	(26,250)
Accounts payable and accrued expenses	217,937	245,674
Deferred revenue	2,077	(585)
Net cash used in operating activities	(157,803)	(260,648)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	1,927
Proceeds from sale of subsidiary preferred stock	-	50,000
Proceeds from sale of common stock	80,000
Proceeds from notes payable	115,000	182,000
Payments on notes payable	(39,565)	(22,000)
Proceeds from related party notes	-	23,000
Net cash provided by financing activities	157,362	233,000

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	(2,590)
Net cash flow from discontinued operation	-	(2,590)

Net (decrease) increase in cash	$(441)	$(30,238)

Cash and cash equivalents, beginning of period	$636	$33,697
Cash and cash equivalents , end of period	$195	$3,459

Cash paid for:
Interest	$1,514	$6,741
Income taxes	$-	-

See Note H for non-cash investing and financing activities.
See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2017 and for the three month periods ended July 31, 2017 and 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2017 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the three months ended July 31, 2017 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2018.

The condensed consolidated balance sheet as of April 30, 2017 contained herein has been derived from the audited consolidated financial statements as of April 30, 2017, but do not include all disclosures required by the U.S. GAAP.

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

At July 31, 2017 and 2016, 1,779,444,646 potential shares (including 59,047,336 shares to be issued included on the balance sheet) and 1,928,823,982 potential shares (including 9,605,000 shares to be issued included on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2017 and April 30, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. The Company will adopt Topic 842 effective May 1, 2019 using a modified retrospective method and will not restate comparative periods. The Company is assessing the impact of this ASU on its’ consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our unaudited condensed consolidated financial statements.

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of July 31, 2017, the Company had an accumulated deficit of $57,753,418 and a working capital deficit (total current liabilities exceeded total current assets) of $10,050,191. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

	Three Months Ended
	July 31,	July 31,
	2017	2016

Revenues	$31,682	$7,209
Net gain (loss)	$19,277	$(10,964)

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTES PAYABLE

	July 31,	April 30,
	2017	2017

Secured, subordinated individual lender	$-	$2,590
Secured, subordinated individual lender	12,080	12,080
Total	$12,080	$14,670

At July 31, 2017 and April 30, 2017, the notes have maturities due within one year. We make payments on the notes as we collect on the underlying leases and loans.

NOTE D – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	July 31, 2017	April 30, 2017
Notes convertible at holder’s option	$2,464,216	2,464,216
Notes convertible at Company’s option	76,000	76,000
Non-convertible notes payable	2,090,260	2,014,826
Subtotal	4,630,477	4,555,042
Less debt discount	(244,274)	(292,633)
Total	$4,386,203	$4,262,409

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value. At July 31, 2017 the Company has reserved 238,630,500 shares, to the extent such shares become available, of its common stock for issuance upon the conversion of debentures.

Amortization of debt discount for the three month periods ended July 31, 2017 and 2016 was $90,393 and $200,374, respectively.

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

The change in fair value of the derivative liabilities at July 31, 2017 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.52 % to 1.285%
Expected stock price volatility	Ranging from	151% to 239%
Expected dividend payout		0%
Expected life in years	Ranging from	0.07 year to 1.56	years

The change in fair value of the derivative liabilities of convertible notes outstanding at July 31, 2017 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.325% to 0.752%
Expected stock price volatility		242% to 409%
Expected dividend payout		0%
Expected life in years	Ranging from	0.25 years to 1.92	years

During the three months ended July 31, 2017 and 2016, the Company recorded a gain of $149,322 and an expense of $258,064, respectively, related to the change in value of the derivative liabilities.

Changes in derivative liability during the three months ended July 31, 2017 and 2016 were:

	July 31,
	2017	2016
Balance, beginning of year	$2,533,934	$2,170,986
Derivative liability extinguished	-	(100,593)
Derivative financial liability arising on the issuance of convertible notes	76,355	275,300
Fair value adjustments	(149,322)	258,064
Balance, end of period	$2,460,967	$2,603,747

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2017 and April 30, 2017, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $418,853 and $418,853, respectively.

NOTE F – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value. The Company is authorized to issue 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 shares of Series A preferred stock issued and outstanding as of July 31, 2017 and April 30, 2017. The Company had no shares of Series B preferred stock issued and outstanding as of July 31, 2017 and April 30, 2017. The Company had no shares of Series C preferred stock issued and outstanding as of July 31, 2017 and April 30, 2017. The Company had 583,273,965 and 583,273,965 shares of common stock issued and outstanding as of July 31, 2017 and April 30, 2017, respectively.

Common Stock

During the three months ended July 31, 2017, the Company:

●	pursuant to the terms of agreements, accrued as to be issued 4,467,700 shares of restricted common stock, valued at $17,113,

●	accrued as to be issued, 31,296,960 shares of restricted common stock which had been sold to accredited investors for $80,000.

During the three months ended July 31, 2016, the Company:

●	issued 63,752,674 shares of common stock, valued at $166,610, upon the conversion of $66,016 of note principal and accrued interest,

●	the Company’s subsidiary sold 10 shares of series C Convertible Preferred stock for $50,000. This amount has been credited to the noncontrolling interest.

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

The table below summarizes the fair values of financial liabilities as of July 31, 2017:

		Fair Value Measurement Using
	Fair Value at July 31, 2017	Level 1	Level 2	Level 3
Derivative liabilities	$2,460,967	-	-	$2,460,967

Fair values of financial liabilities as of April 30, 2017 are as follows:

		Fair Value Measurement Using
	Fair Value at April 30, 2017	Level 1	Level 2	Level 3
Derivative liabilities	$2,533,934	-	-	$2,533,934

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

NOTE H – NON-CASH INVESTING AND FINANCING INFORMATION

During the three months ended July 31, 2017, the Company:

●	pursuant to the terms of agreements, accrued as to be issued 4,467,700 shares of restricted common stock, valued at $17,113.

During the three months ended July 31, 2016, the Company:

●	issued 63,752,674 shares of common stock, valued at $166,610, upon the conversion of $66,016 of note principal and accrued interest.

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a lease expiring on July 30, 2017. The monthly base rent is $8,750.

Rent expense was $51,234 and $57,457 for the three month periods ended July 31, 2017 and 2016, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of July 31, 2017, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. Plaintiff 's motion for summary judgment in lieu of complaint  was denied on May 5, 2017. The Company believes the claim is contingent, unliquidated and disputed.

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

Issued 83.75 Units of the Company’s Series D Convertible common stock upon conversion of $83,750 of accounts payable. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

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

Issued 125 Units of the Company’s Series D Convertible Preferred stock in exchange for $125,000 of the Company’s subsidiary’s Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited consolidated financial statements and explanatory notes for the year ended April 30, 2017 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

“Forward-Looking” Information

This report on Form 10-Q contains various statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder which represent our expectations and beliefs, including, but not limited to statements concerning the Company’s business and financial plans and prospects and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and other similar expressions can, but not always, identify forward-looking statements, which speak only as of the date such statement was made. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), including Item 1A of the Company’s Annual Report of Form 10-K for the year ended April 30, 2017. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended July 31, 2017 to the Three Months Ended July 31, 2016

For the three months ended July 31, 2017 and 2016, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $118,207 during the three months ended July 31, 2017 as compared to $161,447 during the three months ended July 31, 2016, a decrease of $43,240 or 26.8%, primarily due to a downturn in nationwide motorcycle sales, which affected the utilization of our motorcycle apps and history report purchases, as well as insufficient funds to support an adequate level of sales, marketing and advertising. Revenues from continuing operations in both periods were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Other income for the three months ended July 31, 2017 consist primarily of municipal lease fee income.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports. Cost of revenue was $12,569 during the three months ended July 31, 2017 as compared to $14,486 during the three months ended July 31, 2016. This $1,917 or 13.2% decrease was due to a decrease in third party costs incurred.

Operating Expenses

General and administrative expenses were $374,224 during the three months ended July 31, 2017, compared to $507,615 during the three months ended July 31, 2017, a decrease of $133,391 or 26.3%, primarily due to overall reductions in expense due to management’s efforts to reduce overhead, including but not limited to, unpaid net payroll. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $82,060; Accounting, audit and professional fees, $108,181; Consulting fees, $100,512 and Rent, utilities and telecommunication expenses $21,231. Expenses incurred during the comparative three month period in 2016 consisted primarily of the following expenses: Compensation and related costs, $263,673; Accounting, audit and professional fees, $34,356; Consulting fees, $89,588; and Rent, utilities and telecommunication expenses $64,741.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Net other expense was $110,315 for the three months ended July 31, 2017, compared to $815,228 for the three months ended July 31, 2016, a decrease of $704,913 or 86.5%. The decrease results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from our borrowing activities and the changes in our stock price and the volatility of our common stock during the reported periods.

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

	Three Month Periods Ended
	July 31,	July 31,
	2017	2016

Revenues	$31,682	$7,209
Net gain (loss)	$19,277	$(10,964)

Net loss

Our net loss attributable to common stockholders for the three months ended July 31, 2017 decreased by $827,130 or 69.3% to $366,889 from a loss of $1,194,019 for the three months ended July 31, 2016. This decrease in net loss attributable to common stockholders for the three months ended July 31, 2017 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2017, we had an accumulated deficit of $57,753,418 and a total deficit for the three months of $10,378,913. We generated a deficit in cash flow from operations of $157,803 for the three months ended July 31, 2017. This deficit results primarily from our net loss of $360,242, partially offset by an increase of $217,937in accounts payables and accrued expenses, and an increase in other assets of $9,702.

We met our cash requirements during the period through proceeds from the issuances of convertible and other notes of $115,000, and we sold common stock for proceeds of $80,000, and we repaid notes in the amount of $39,565.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At July 31, 2017, we had 8 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2017 and 2016 consolidated financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2017 and April 30, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of July 31, 2017, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended July 31, 2017 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As at July 31, 2017, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. Plaintiff 's motion for summary judgment in lieu of complaint  was denied on May 5, 2017. The Company believes the claim is contingent, unliquidated and disputed.

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or which are currently deemed immaterial may also impair our business operations. A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2017, and is incorporated herein by reference.

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

Sales of Common Stock:

During the three months ended July 31, 2017 the Company accrued as to be issued 31,296,960 shares of restricted common stock which was sold for $80,000 to accredited investors.

Issuance of common shares upon pursuant to the terms of agreements:

During the three months ended July 31, 2017 the Company accrued as to be issued 4,476,700 shares of common stock, valued at $17,113, upon pursuant to the terms of various agreements. The issuance of shares of our common stock upon the note conversion was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

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

