Form 10-Q
period 2017-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-07-09
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2017	April 30, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$150	$636
Accounts receivable	4,636	4,066
Other current assets	39	-
Total Current Assets	4,825	4,702
Property and equipment, net of accumulated depreciation and amortization of $207,600 and $206,362, respectively	3,189	4,425
Goodwill	-	-
Other assets	9,628	9,628
Deposits	88,776	79,776

Total assets	$106,418	$98,531

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Bank overdraft	$9,502	$-
Accounts payable and accrued expenses	3,317,777	2,964,923
Current portion notes payable net of discount of $157,632 and $292,633, respectively	4,451,126	4,262,409
Deferred revenue	21,020	21,734
Derivative liabilities	2,324,360	2,533,934
Total Current Liabilities	10,123,785	9,783,000
Loans payable-related parties	418,853	418,853
Total Long Term Liabilities	418,853	418,853
Total liabilities from continuing operations	10,542,638	10,201,853
LIABILITIES FROM DISCONTINUED OPERATIONS	12,080	12,080
Total liabilities	10,554,718	10,213,933

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 0 and 0 shares issued and outstanding, respectively	391	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 573,097,132 and 419,912,451 shares issued and outstanding, respectively	599,886	583,274
Common stock to be issued 7,762,500 and 2,356,598, respectively	62,207	23,274
Additional paid-in-capital	46,081,533	45,736,885
Accumulated deficit	(58,133,673)	(57,386,338)
Total deficiency in stockholders’ equity	(11,377,156)	(11,030,405)
Non-controlling interest	928,856	915,003
Total Deficit	(10,448,300)	(10,115,402)
Total Liabilities and Deficit	106,418	98,531

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2017 (UNAUDITED)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Revenue
Information technology	$112,707	$133,242	$230,914	$294,689
Cost of goods sold	11,429	12,402	23,998	26,888
Gross profit	101,278	120,840	206,916	267,801

Operating expenses:
General and administrative	311,923	323,665	686,147	831,280
Depreciation and amortization	619	618	1,237	1,236
Total operating expenses	312,542	324,283	687,384	832,516

Loss from operations	(211,264)	(203,443)	(480,468)	(564,715)

Other (income) expense:
Other income	(2,510)	(4,599)	(4,610)	(4,599)
Financing cost	216,427	483,864	387,771	840,654
Amortization of debt discount	101,522	115,113	191,915	315,487
Loss in changes in fair value of derivative liability	(162,318)	(807,449)	(311,640)	(549,385)
Total other expense	153,121	(213,071)	263,436	602,157

Loss from continuing operations	$(364,385)	$9,628	$(743,904)	$(1,166,872)

Income (loss) from discontinued operations	(8,473)	(7,838)	10,804	(18,802)

Net Income (Loss)	(372,858)	1,790	(733,100)	(1,185,674)

Net gain attributed to non-controlling interest	(7,397)	(6,673)	(13,853)	(13,037)

Preferred dividend	(191)	(191)	(382)	(382)

Net loss attributed to common stockholders	$(380,446)	$(5,074)	$(747,335)	$(1,199,093)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	$(0.001)	$0.00	$(0.002)	$(0.00)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	$(0.000)	(0.00)	$0.000	(0.00)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.001)	$(0.00)	$(0.002)	$(0.00)

Weighted average shares outstanding	507,271,132	507,271,132	494,640,833	494,640,833

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid in	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2017	125	$12,500	-	$-	583,273,965	$583,274	23,273,656	$23,274	$45,736,885	(57,386,338)	$915,003	(10,115,402)
Sale of common stock							31,296,980	31,297	48,703			80,000
Sale of preferred stock			330	330					164,670			165,000
Shares issued					7,194,220	7,194	(7,255,862)	(7,256)	62			-
Shares issued for financing cost					9,417,434	9,418	5,176,700	5,176	51,400			66,055
Shares issued for conversion of notes and interest			61	61			9,715,717	9,716	79,813			89,529
Preferred dividend										(382)		(382)
Net loss										(746,953)	13,853	(733,100)
Balance October 31, 2017	125	$12,500	391	$391	599,885,619	$599,886	62,207,191	$62,207	$46,081,533	(58,133,673)	$928,856	(10,448,300)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (Unaudited)

	Six Months Ended
	October 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(733,100)	$(1,185,674)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,237	1,236
Gain from change in fair value of derivative liabilities	(311,640)	(549,385)
Amortization of debt discount	191,915	315,487
Non-cash financing cost	145,324	553,074
Equity based compensation	-	1,800
Changes in operating assets and liabilities
Accounts receivable	(570)	(3,629)
Other assets	(9,039)	(26,250)
Accounts payable and accrued expenses	355,383	428,728
Deferred revenue	(714)	126
Net cash used in operating activities	(361,204)	(464,487)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	9,502	-
Proceeds from sale of stock	245,000	-
Proceeds from sale of subsidiary preferred stock	-	50,000
Proceeds from notes payable	164,500	405,865
Payments on notes payable	(58,284)	(41,426)
Proceeds from related party notes	-	23,000
Net cash provided by financing activities	360,718	437,439

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	(2,590)
Net cash flow from discontinued operation	-	(2,590)

Net (decrease) increase in cash	$(486)	$(29,638)

Cash and cash equivalents, beginning of period	$636	$33,697
Cash and cash equivalents , end of period	$150	$4,059

Cash paid for:
Interest	$4,446	$6,741
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2017 (Unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2017 and for the three and six month periods ended October 31, 2017 and 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2017 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the six months ended October 31, 2017 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2018.

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

At October 31, 2017 and 2016, 838,354,026 potential shares (including 62,207,191 shares to be issued on the balance sheet) and 3,321,081,477 potential shares (including 7,762,500 shares to be issued included on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2017 and April 30, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. The Company will adopt Topic 842 effective May 1, 2019 using a modified retrospective method and will not restate comparative periods. The Company is assessing the impact of this ASU on its consolidated financial statements. A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our unaudited condensed consolidated financial statements.

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of October 31, 2017, the Company had an accumulated deficit of $58,133,673 and a working capital deficit (total current liabilities exceeded total current assets) of $10,118,960. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016

Revenues	$2,011	$2,424	$33,693	$9,633
Net gain (loss)	(8,473)	(7,838)	10,804	(18,802)

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTES PAYABLE

	October 31,	April 30,
	2017	2017
Secured, subordinated individual lender	$-	$2,590
Secured, subordinated individual lender	12,080	12,080
Total	$12,080	$14,670

At October 31, 2017 and April 30, 2017, the notes have maturities due within one year. We make payments on the notes as we collect on the underlying leases and loans.

NOTE D – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	October 31, 2017	April 30, 2017
Notes convertible at holder’s option	$2,441,716	$2,464,216
Notes convertible at Company’s option	76,000	76,000
Non-convertible notes payable	2,091,042	2,014,826
Subtotal	4,608,758	4,555,042
Less debt discount	(157,632)	(292,633)
Total	$4,451,126	$4,262,409

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value. At October 31, 2017, the Company has reserved 238,630,500 shares, to the extent such shares become available, of its common stock for issuance upon the conversion of debentures.

Amortization of debt discount for the three month periods ended October 31, 2017 and 2016 was $101,522 and $115,113, respectively.

Amortization of debt discount for the six month periods ended October 31, 2017 and 2016 was $191,915 and $315,487, respectively.

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

The change in fair value of the derivative liabilities at October 31, 2017 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.99 % to 1.73%
Expected stock price volatility	Ranging from	127% to 345%
Expected dividend payout		0%
Expected life in years	Ranging from	0.20 year to 1.32 years

The change in fair value of the derivative liabilities at October 31, 2016 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.426% to 0.75%
Expected stock price volatility		271 to 380%
Expected dividend payout		0%
Expected life in years	Ranging from	0.25 years to 2.0 years

During the three months ended October 31, 2017 and 2016, the Company recorded income of $162,318 and $807,449, respectively, related to the change in value of the derivative liabilities. During the six months ended October 31, 2017 and 2016, the Company recorded income of $311,460 and $549,385, respectively, related to the change in value of the derivative liabilities.

Changes in derivative liability during the six months ended October 31, 2017 and 2016 were:

	October 31,
	2017	2016
Balance, beginning of year	$2,533,934	$2,170,976
Derivative liability extinguished	(34,178)	(288,983)
Derivative financial liability arising on the issuance of convertible notes	136,243	568,556
Fair value adjustments	(311,639)	(549,385)
Balance, end of period	$2,324,360	$1,901,164

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2017 and April 30, 2017, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $418,853 and $418,853, respectively.

NOTE F – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value. The Company is authorized to issue 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 shares of Series A preferred stock issued and outstanding as of October 31, 2017 and April 30, 2017. The Company had no shares of Series B preferred stock issued and outstanding as of October 31, 2017 and April 30, 2017. The Company had 330and no shares of Series C preferred stock issued and outstanding as of October 31, 2017 and April 30, 2017. The Company had 599,885,619 and 583,273,965 shares of common stock issued and outstanding as of October 31, 2017 and April 30, 2017, respectively.

Preferred Stock

During the six months ended October 31, 2017, the Company sold 330 Units of Series C Convertible preferred stock to accredited investors for $80,000. Each unit consists of one share of Series C Convertible Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year warrants to purchase one share each of the Company’s common stock $0.005 per share.

Issued 61 shares of Series C Convertible Preferred stock upon the conversion of $30,000. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

During the six months ended October 31, 2016, the Company’s subsidiary sold 10 shares of Series C Convertible Preferred stock for $50,000. These amounts have been credited to the noncontrolling interest.

Common Stock

During the six months ended October 31, 2017, the Company:

●	pursuant to terms of agreements, accrued as to be issued 5,176,700 shares of restricted common stock, valued at $21,055,
●	accrued as to be issued, 31,296,960 shares of restricted common stock which had been sold for $80,000,
●	accrued as to be issued, 9,715,720 shares of restricted common stock as a result of conversion of $89,529 of notes payable and accrued interest thereon,
●	pursuant to terms of agreements, issued 9,417,434 shares of restricted common stock, valued at $45,000,
●	issued 7,194,222 shares of restricted common stock which had been classified as to be issued in prior periods.

During the six months ended October 31, 2016, the Company:

●	issued 152,184,681 shares of common stock, valued at $390,799, upon the conversion of $113,662 of note principal and accrued interest,
●	notes payable of $80,000 and related accrued interest of $8,096 was converted into 29,366 shares of subsidiary common stock,
●	issued 1,000,000 shares of common stock, valued at $1,800, for services,
●	expensed $91,504 for non-cash charges related to stock and option compensation expense.

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

The table below summarizes the fair values of financial liabilities as of October 31, 2017:

		Fair Value Measurement Using
	Fair Value at October 31, 2017	Level 1	Level 2	Level 3
Derivative liabilities	$2,324,360	-	-	$2,324,360

Fair values of financial liabilities as of April 30, 2017 are as follows:

		Fair Value Measurement Using
	Fair Value at April 30, 2017	Level 1	Level 2	Level 3
Derivative liabilities	$2,533,934	-	-	$2,533,934

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

NOTE H – NON-CASH INVESTING AND FINANCING INFORMATION

During the six months ended October 31, 2017,

●	accrued as to be issued, 9,715,720 shares of restricted common stock as a result of conversion of $89,529 of notes payable and accrued interest thereon,
●	pursuant to terms of agreements, accrued as to be issued 5,176,700 shares of restricted common stock, valued at $21,055,
●	pursuant to terms of agreements, issued 9,417,434 shares of restricted common stock, valued at $45,000,
●	issued 7,194,222 shares of restricted common stock which had been classified as to be issued in prior periods.

During the six months ended October 31, 2016,

●	the Company issued 152,184,681 shares of common stock, valued at $390,799, upon the conversion of $113,662 of note principal and accrued interest,
●	notes payable of $80,000 and related accrued interest of $8,096 was converted into 29,366 shares of subsidiary common stock. This amount has been credited to the noncontrolling interest.

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a lease expiring on July 31, 2018. The monthly base rent is $4,500.

Rent expense was $9,000 and $17,500 for the three month periods ended October 31, 2017 and 2016, respectively. Rent expense was $22,250 and $68,734 for the six month periods ended October 31, 2017 and 2016, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of October 31, 2017, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. Plaintiff ’s motion for summary judgment in lieu of complaint was denied on May 5, 2017. The Company believes the claim is contingent, unliquidated and disputed.

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

Subsequent to January 31, 2019 the Company:

Sold 194 Units of Series C Convertible Preferred stock upon conversion of $97,000 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

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

Issued 20 Units of the Company’s Series C Convertible Preferred stock in exchange for $20,000 of the Company’s subsidiary’s Convertible Preferred stock. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 20 Units of the Company’s Series D Convertible Preferred stock in exchange for $10,000 of the Company’s subsidiary’s Series C Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 31, 2017 to the Three Months Ended October 31, 2016

For the three months ended October 31, 2017 and 2016, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $112,707 during the three months ended October 31, 2017 as compared to $133,242 during the three months ended October 31, 2016, a decrease of $20,535 or 15.4%, primarily due to a downturn in nationwide motorcycle sales, which effected the utilization of our motorcycle apps and history report purchases, as well as insufficient funds to support an adequate level of sales, marketing and advertising. Revenues from continuing operations in both periods were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Other income in the 2017 and 2016 three month periods was comprised primarily of municipal lease fee income.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports. Cost of revenue was $11,429 during the three months ended October 31, 2017 as compared to $12,402 during the three months ended October 31, 2016. This $973 or 7.8% decrease was due to a decrease in third party costs incurred.

Operating Expenses

General and administrative expenses were $311,923 during the three months ended October 31, 2017, compared to $323,655 during the three months ended October 31, 2017, a decrease of 11,742 or 3.63%, primarily due to overall reductions in expense due to management’s efforts to reduce overhead. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $47,066; Accounting, audit and professional fees, $51,816; Consulting fees, $44,548; and Rent, utilities and telecommunication expenses $19,386. Expenses incurred during the comparative three month period in 2016 consisted primarily of the following expenses: Compensation and related costs, $156,964; Accounting, audit and professional fees, $56,903; Consulting fees, $32,326; Rent, utilities and telecommunication expenses $28,242.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Net other expense was $153,121 for the three months ended October 31, 2017, compared to income of $213,071for the three months ended October 31, 2016, an increase in net other expense of $366,192 or 171.86%. The increase results from our borrowing activities and the related costs, primarily a decrease in gain from the change in fair value of our derivative instruments of $645,131. The change in the fair value of our derivative liabilities resulted primarily from our borrowing activities and the changes in our stock price and the volatility of our common stock during the reported periods.

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

	Three Month Periods Ended
	October 31,	October 31,
	2017	2016

Revenues	$2,011	$2,424
Net loss	$(8,473)	$(7,838)

Net loss

Our net loss attributable to common stockholders for the three months ended October 31, 2017 increased by $375,372 or 7,398% to $380,446 from a loss of $5,074 for the three months ended October 31, 2016. This decrease in net loss attributable to common stockholders for the three months ended October 31, 2017 was primarily due to the factors discussed above.

Comparison of the Six Months Ended October 31, 2017 to the Six Months Ended October 31, 2016

For the six months ended October 31, 2017 and 2016, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $230,914 during the six months ended October 31, 2017 as compared to $294,689 during the six months ended October 31, 2016, a decrease of $63,775 or 21.64%. Revenues from continuing operations in both periods were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Other income in the 2017 and 2016 six month periods was comprised primarily of municipal lease fee income.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports. Cost of revenue was $23,998 during the six months ended October 31, 2017 as compared to $26,888 during the six months ended October 31, 2016. This $2,890 or 10.75% decrease was due to a decrease in third party costs incurred.

Operating Expenses

General and administrative expenses were $686,147 during the six months ended October 31, 2017, compared to $831,280 during the six months ended October 31, 2017, a decrease of $145,133 or 17.46%, primarily due to overall reductions in expense due to management’s efforts to reduce overhead, including, but not limited to, unpaid net payroll. Expenses incurred during the current six month period consisted primarily of the following expenses: Compensation and related costs, $129,126; Accounting, audit and professional fees, $159,997; Consulting fees, $145,060; and Rent, utilities and telecommunication expenses $40,469. Expenses incurred during the comparative six month period in 2016 consisted primarily of the following expenses: Compensation and related costs, $420,637; Accounting, audit and professional fees, $91,259; Consulting fees, $121,914; Rent, utilities and telecommunication expenses $92,983.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Net other expense was $263,436 for the six months ended October 31, 2017, compared to $602,157 for the six months ended October 31, 2016, a decrease of $338,721 or 56.25%. The decrease results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from our borrowing activities and the changes in our stock price and the volatility of our common stock during the reported periods.

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

	Six Month Periods Ended
	October 31,	October 31,
	2017	2016

Revenues	$33,693	$9,633
Net (loss) gain	$10,804	$(18,802)

Net loss

Our net loss attributable to common stockholders for the six months ended October 31, 2017 decreased by $451,758 or 37.67% to $747,335 from a loss of $1,199,093 for the six months ended October 31, 2016. This decrease in net loss attributable to common stockholders for the six months ended October 31, 2017 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2017, we had an accumulated deficit of $58,133,673 and a total deficit of $10,448,300. We generated a deficit in cash flow from operations of $361,204 for the six months ended October 31, 2017. This deficit results primarily from our net loss of $733,100, partially offset by noncash net expense of $338,475 and an increase of $355,383 in accounts payables and accrued expenses, and an increase in other assets of $9,039.

We met our cash requirements during the period through proceeds from the issuances of convertible and other notes of $164,500, and we sold common stock of our subsidiary for proceeds of $245,000, we repaid notes in the amount of $58,284.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At October 31, 2017, we had 8 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2017 and April 30, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of October 31, 2017, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the six months ended October 31, 2017 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the six months ended October 31, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As at October 31, 2017, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. Plaintiff ’s motion for summary judgment in lieu of complaint  was denied on May 5, 2017. The Company believes the claim is contingent, unliquidated and disputed.

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

Issuance of common shares:

During the three months ended October 31, 2017, the Company:

●

sold 330 Units of Series C Convertible Preferred stock for $165,000. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,

●	pursuant to terms of agreements, accrued as to be issued 700,000 shares of restricted common stock, valued at $3,881,
●	accrued as to be issued, 9,715,720 shares of restricted common stock as a result of conversion of $89,530 of notes payable and accrued interest thereon,
●	issued 61 shares of Series C Convertible Preferred stock upon the conversion of $30,000. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 7,194,222 shares of restricted common stock which had been classified as to be issued in prior periods,
●	pursuant to terms of agreements, issued 9,417,434 shares of restricted common stock, valued at $45,000.

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

