Form 10-Q
period 2018-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-07-09
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
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

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2018	April 30, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$120	$2,599
Accounts receivable	7,001	4,066
	200	-
Total Current Assets	7,321	6,665
Property and equipment, net of accumulated depreciation and amortization of $207,600 and $206,362, respectively	2,570	4, 425
Other assets	9,628	9,628
Deposits	12,167	79,776
Total assets	$31,686	$100,494

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Bank overdraft	$1,532	1,693
Accounts payable and accrued expenses	3,444,788	$2,965,193
Current portion notes payable net of discount of $103,189 and $292,663, respectively	4,473,689	4,262,409
Deferred revenue	20,555	21,734
Derivative liabilities	2,719,529	2,533,934
Total Current Liabilities	10,660,093	9,784,963
Loans payable-related parties	430,853	418,853
Total Long Term Liabilities	430,853	418,853
Total liabilities from continuing operations	11,090,946	10,203,816
LIABILITIES FROM DISCONTINUED OPERATIONS	12,080	12,080
Total liabilities	11,103,026	10,215,896

Sparta Commercial Services, Inc. Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share,781 and 0 shares issued and outstanding, respectively	781	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 610,971,184 and 583,273,965 shares issued and outstanding, respectively	610,971	583,274
Common stock to be issued 75,786,511 and 23,273,656, respectively	75,787	23,274
Additional paid-in-capital	46,329,995	45,736,885
Accumulated deficit	(59,036,549)	(57,386,338)
Total deficiency in Sparta Commercial Services, Inc. stockholders’ equity	(12,006,515)	(11,030,405)
Non-controlling interest	935,175	915,003
Total Deficit	(11,071,340)	(10,115,402)
Total Liabilities and Deficit	$31,686	$100,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
LOSSES FOR THE THREE AND NINE MONTHS ENDED
JANUARY 31, 2018 AND 2017 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Revenue
Information technology	$104,478	$113,755	$335,392	$408,444
Cost of goods sold	10,770	8,776	34,768	35,654
Gross profit	93,708	104,989	300,624	372,790

Operating expenses:
General and administrative	349,049	348,639	1,035,196	1,179,919
Depreciation and amortization	618	619	1,855	1,855
Total operating expenses	349,667	349,258	1,037,051	1,181,774

Loss from operations	(255,959)	(244,269)	(736,427)	(808,984)

Other (income) expense:
Other income	(9,050)	(3,121)	(13,660)	(7,720)
Financing cost	502,838	225,259	1,093,559	1,065,913
Amortization of debt discount	64,443	112,541	256,358	428,028
Gain from changes in fair value of derivative liability	(134,112)	1,556,598	(445,752)	1,007,213
Total other expense	424,119	1,891,277	890,505	2,493,434

Loss from continuing operations	$(680,078)	$(2,135,546)	$(1,626,932)	$(3,302,418)

Loss from discontinued operations	(13,338)	(7,963)	(2,534)	(26,765)

Net Loss	(693,416)	(2,143,509)	(1,629,466)	(3,329,183)

Net gain attributed to non-controlling interest	(6,319)	(3,286)	(20,172)	(16,323)

Preferred dividend	(191)	(191)	(573)	(573)

Net loss attributed to common stockholders	$(699,926)	$(2,146,986)	$(1,650,211)	$(3,346,079)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.00)	(0.00)	(0.00)	(0.00)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	604,086,776	507,271,123	592,572,246	494,640,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT FOR THE NINE MONTHS
ENDED JANUARY 31, 2018(UNAUDITED)

	Series A		Series C				Common Stock		Additional		Non-
	Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2017	125	$12,500	-	$-	583,273,965	$583,274	23,273,656	$23,274	$45,736,885	$(57,386,338)	$915,003	$(10,115,402)
Sale of common stock							31,296,980	31,297	48,703			80,000
Sale of preferred stock			700	700					349,300			350,000
Shares issued					7,194,220	7,194	(7,255,862)	(7,256)	62			-
Shares issued for financing cost					20,502,999	20,503	5,176,700	5,176	85,314			110,993
Shares issued for conversion of notes and interest			81	81			23,295,037	23,296	109,731			133,108
Preferred dividend										(573)		(573)
Net loss										(1,649,638)	20,172	(1,629,466)
Balance January 31, 2018	125	$12,500	781	$781	610,971,184	$610,971	75,786,511	$75,787	$46,329,995	(59,039,549)	$935,175	(11,071,340)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2018 AND 2017(UNAUDITED)

	Nine Months Ended
	January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,629,466)	$(3,329,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,855	1,855
(Loss) gain from change in fair value of derivative liabilities	(445,752)	1,007,213
Amortization of debt discount	256,358	428,028
Non-cash financing cost	719,144	691,194
Equity based compensation	-	1,800
Changes in operating assets and liabilities
Accounts receivable	(2,935)	(193)
Other assets	67,409	-
Accounts payable and accrued expenses	487,219	640,847
Deferred revenue	(1,179)	170
Net cash used in operating activities	(547,347)	(558,269)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	1,532	997
Proceeds from sale of common stock	430,000	-
Proceeds from sale of subsidiary preferred stock	-	50,000
Proceeds from notes payable	174,500	495,865
Payments on notes payable	(73,164)	(42,426)
Proceeds from related party notes	(2,000)	23,000
Net cash provided by financing activities	544,868	527,436

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	(2,590)
Net cash flow from discontinued operation	-	(2,590)

Net decrease increase in cash	$(2,479)	$(33,423)

Cash and cash equivalents, beginning of period	$2,599	$33,697
Cash and cash equivalents , end of period	$120)	$274

Cash paid for:
Interest	$5,136	$11,123
Income taxes	$-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2018 and for the three and nine month periods ended January 31, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2017 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the nine months ended January 31, 2018 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2018.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

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

JANUARY 31, 2018

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

At January 31, 2018 and 2017, 763,996,773 and 1,510,968 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2018 and April 30, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

JANUARY 31, 2018

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

JANUARY 31, 2018

(Unaudited)

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

NOTE B - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of January 31, 2018, the Company had an accumulated deficit of $59,036,549 and a working capital deficit (total current liabilities exceeded total current assets) of $10,652,772. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017

Revenues	$-	$2,339	$33,693	$11,947
Net loss	(13,338)	(7,963)	(2,534)	(26,765)

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTES PAYABLE

	January 31,	April 30,
	2018	2017

Secured, subordinated individual lender	$-	$18,328
Secured, subordinated individual lender	12,080	12,080
Total	$12,080	$30,408

At January 31, 2018, the notes have maturities due within one year.

NOTE D - NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	January 31, 2018	April 30, 2017
Notes convertible at holder’s option	$2,384,716	$2,464,216
Notes convertible at Company’s option	76,000	76,000
Non-convertible notes payable	2,116,162	2,014,826
Subtotal	4,576,878	4,555,042
Less, Debt discount	(103,189)	(292,633)
Total	$4,473,689	$4,262,409

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value.

Amortization of debt discount for the nine months ended January 31, 2018 and 2017 was $256,358 and $428,028, respectively. At January 31, 2018, the Company has reserved 238,630,500 shares of its common stock for issuance upon the conversion of debentures.

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

The change in fair value of the derivative liabilities at January 31, 2018 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	1.78% to 2.03%
Expected stock price volatility	Ranging from	117 to 291.5%
Expected dividend payout		0
Expected life in years	Ranging from	0.24 year to 2 years

During the nine months ended January 31, 2018 and 2017, the Company recorded a gain of $430,902 and an expense of $1,007,214, respectively, related to the change in value of the derivative liabilities.

SPARTA COMMERCIAL SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

Changes in derivative liability during the nine months ended January 31, 2018 and 2017 were:

	January 31,
	2018	2017
Balance, beginning of year	$2,533,934	$2,170,976
Derivative liability extinguished	(45,592)	(502,914)
Derivative financial liability arising on the issuance of convertible notes and warrants	601,375	881,963
Fair value adjustments	(370,188)	1,091,352
Balance, end of period	$2,719,529	$3,641,377

NOTE E - LOANS PAYABLE TO RELATED PARTIES

As of January 31, 2018 and April 30, 2017, aggregated loans payable, without demand and with no interest, to officers and directors were $430,853 and $418,853, respectively.

NBOTE F - EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 shares of Series A preferred stock issued and outstanding as of January 31, 2018 and April 30, 2017. The Company had no shares of Series B preferred stock issued and outstanding as of January 31, 2018 and April 30, 2017. The Company had 781 and no shares of Series C preferred stock issued and outstanding as of January 31, 2018 and April 30, 2017. The Company had 610,971,184 and 583,273,965 shares of common stock issued and outstanding as of January 31, 2018 and April 30, 2017, respectively.

Preferred Stock, Series A

Accrued dividends payable on the Series A Preferred were $8,135 and $7,562 at January 31, 2018 and April 30, 2017, respectively. At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock, Series C

During the nine months ended January 31, 2018, the Company:

●

sold 700 Units of Series C Convertible preferred stock to accredited investors for $350,000. Each unit consists of one share of Series C Convertible Preferred stock, convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions), and 150 two year warrants to purchase one share each of the Company’s common stock $0.005 per share,

●	issued 80.54 shares of Series C Convertible preferred stock upon the conversion of $40,000 of notes payable and accrued interest thereon.

During the nine months ended January 31, 2017, The Company’s subsidiary sold 10 shares of Series C Convertible Preferred stock for $50,000. These amounts have been credited to the noncontrolling interest.

Convertible Notes

During the nine months ended January 31, 2018, entered into new convertible notes payable aggregating $30,000. The notes were only convertible during the two months immediately after issue into shares of the Company’s Series C convertible preferred stock on a dollar for dollar basis.

SPARTA COMMERCIAL SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

Common Stock

During the nine months ended January 31, 2018, the Company:

●	pursuant to terms of agreements, accrued as to be issued 5,176,700 shares of restricted common stock, valued at $21,055,
●	accrued as to be issued, 31,296,960 shares of restricted common stock which had been sold for $80,000,
●	accrued as to be issued, 23,295,037 shares of restricted common stock as a result of conversion of $57,000 of notes payable and accrued interest thereon,
●	pursuant to terms of agreements, issued 20,502,999 shares of restricted common stock, valued at $89,938,
●	issued 7,194,222 shares of restricted common stock which had been classified as to be issued in prior periods.

During the nine months ended January 31, 2017, the Company:

●	issued 162,361,514 shares of common stock, valued at $396,799, upon the conversion of $119,662 of note principal and accrued interest valued at $414,334,
●	issued 1,000,000 shares of common stock, valued at $1,800, for services,
●	notes payable of $80,000 and related accrued interest of $8,096 was converted into 29,366 shares of subsidiary common stock. The subsidiary sold 10 shares of series C Convertible Preferred stock for $50,000. These amounts have been credited to the noncontrolling interest.

NOTE G - FAIR VALUE MEASUREMENTS

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

The table below summarizes the fair values of financial liabilities as of January 31, 2018:

		Fair Value Measurement Using
	Fair Value at January 31, 2018	Level 1	Level 2	Level 3
Derivative liabilities	$2,719,529	-	-	$2,719,529

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

SPARTA COMMERCIAL SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

NOTE H - NON-CASH FINANCIAL INFORMATION

During the nine months ended January 31, 2018, the Company:

●	pursuant to terms of agreements, accrued as to be issued 5,176,700 shares of restricted common stock, valued at $21,055,
●	accrued as to be issued, 23,295,037 shares of restricted common stock as a result of conversion of $57,000 of notes payable and accrued interest thereon,
●	pursuant to terms of agreements, issued 20,502,999 shares of restricted common stock, valued at $89,938,
●	issued 7,194,222 shares of restricted common stock which had been classified as to be issued in prior periods.

During the nine months ended January 31, 2017, the Company:

●	issued 162,361,514 shares of common stock, valued at $396,799, upon the conversion of $119,662 of note principal and accrued interest valued at $414,334,
●	issued 1,842,504 shares of common stock which had been classified as to be issued,
●	notes payable of $80,000 and related accrued interest of $8,096 was converted into 29,366 shares of subsidiary common stock. This amount has been credited to the noncontrolling interest.

NOTE I - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a lease expiring on July 31, 2018. The monthly base rent is $4,500.

Rent expense was $13,500 and $43,750 for the three month periods ended January 31, 2018 and 2017, respectively. Rent expense was $35,750 and $112,484 for the nine month periods ended January 31, 2018 and 2017, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of January 31, 2018, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

NOTE J - SUBSEQUENT EVENTS

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

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

Issued 82.75 Units of the Company’s Series D Convertible Preferred stock upon conversion of $83,750 of accounts payable. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Subsequent to January 31, 2019 the Company:

Issued 194 Units of Series C Convertible Preferred stock upon conversion of $97,000 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

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

JANUARY 31, 2018

(Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended April 30, 2017 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended January 31, 2018 to the Three Months Ended January 31, 2017

For the three months ended January 31, 2018 and 2017, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $104,478 during the three months ended January 31, 2018 as compared to $113,755 during the three months ended January 31, 2017. This $9,277 or 8.2% decrease was due to the reduction of marketing expenditures and decline in the motorcycle industry effecting utilization of our motorcycle apps.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports. Cost of revenue was $10,770 during the three months ended January 31, 2018 as compared to $8,766 during the three months ended January 31, 2017. This $2,004 or 22.9% increase was due to an increase in third party costs incurred.

Operating Expenses

General and administrative expenses were $349,049 during the three months ended January 31, 2018, compared to $348,639 during the three months ended January 31, 2017, an increase of $410 or 0.12%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $258,402; Accounting, audit and professional fees, $4,194; Consulting fees, $29,534; Rent, utilities and telecommunication expenses $16,011. Expenses incurred during the three month period ended January 31, 2017 consisted primarily of the following expenses: Compensation and related costs, $231,707; Accounting, audit and professional fees, $20,599; Consulting fees, $33,459; Rent, utilities and telecommunication expenses $40,044.

Total Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Net other expense was $424,119 for the three months ended January 31, 2018, compared to $1,891,277 for the three months ended January 31, 2017, a decrease of $1,467,158 or 77.6%. The decrease results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods.

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

	Quarter Ended
	January 31,	January 31,
	2018	2017

Revenues	$-	$2,313
Net loss	$(13,338)	$(7,963)

Net Loss

We incurred a loss from continuing operations, before preferred dividends and non-controlling interest of $680,078 for the three months ended January 31, 2018 as compared to $2,135,546 for the corresponding interim period in 2017, a $1,455,468 or 68.2% decrease. This decrease was attributable primarily to a $1,690,710, 108.6% decrease in the change in the fair value of our derivative liabilities. Our net loss attributable to common stockholders decreased to $699,926 for the three month period ended January 31, 2018 as compared to a net loss of $2,146,986 for the corresponding period in 2017. The $1,447,060 or 67.4% decrease in net loss attributable to common stockholders for the three month period ended January 31, 2018 was due primarily to the factors described above.

Comparison of the Nine Months Ended January 31, 2018 to the Nine Months Ended January 31, 2017

For the nine months ended January 31, 2018 and 2017, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues totaled $335,392 during the nine months ended January 31, 2018 as compared to $408,444 during the nine months ended January 31, 2017. This $73,052 or 17.93% decrease was primarily due to a downturn in nationwide motorcycle sales, which effected the utilization of our motorcycle apps and history report purchases, as well as insufficient funds to support an adequate level of sales, marketing and advertising.

Costs and Expenses

General and administrative expenses were $1,035,196 during the nine months ended January 31, 2018, compared to $1,179,919 during the nine months ended January 31, 2017, a decrease of $144,723, or 12.3% primarily due to overall reductions in expense due to management’s efforts to reduce overhead, including, but not limited to, unpaid net payroll. Expenses incurred during the current nine month period consisted primarily of the following expenses: Compensation and related costs, $508,631; Accounting, audit and professional fees, $164,191; Consulting fees, $174,594; Rent, utilities and telecommunication expenses $56,480; Travel and entertainment, $39,160; advertising, marketing and web expenses, $12,103. Expenses incurred during the comparative nine month period in 2017 consisted primarily of the following expenses: Compensation and related costs, $652,344; Accounting, audit and professional fees, $111,858; Consulting fees, $155,373; Rent, utilities and telecommunication expenses $133,027; Travel and entertainment, $37,015; Advertising, marketing and web expenses, $9,593.

Total Other (income) expense

Other (income) expense is comprised primarily of fees from our Municipal Leasing business. Net other expense was $890,505 for the nine months ended January 31, 2018, compared to $2,493,434 for the nine months ended January 31, 2017, a decrease of $1,602,929 or 64.3%. The decrease results from our borrowing activities and the related costs. The $1,452,965 or 144.3% change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods.

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

	Nine Months Ended
	January 31,	January 31,
	2018	2017

Revenues	$33,693	$11,947
Net loss	$(2,534)	$(26,765)

Net Loss

We incurred a loss from continuing operations before preferred dividends and non-controlling interest of $1,629,466 for our nine months ended January 31, 2018 as compared to $3,329,183 for the corresponding interim period in 2017, a decrease of $1,699,717or 51.1%. This decrease was attributable primarily to a decrease in the change of fair value of derivative liability of $1,452,965 and the change in amortization of debt discount of $171,670.

Our net loss attributable to common stockholders decreased to $1,650,211 for the nine month period ended January 31, 2018 as compared to $3,346,079 for the corresponding period in 2017. The $1,695,868 or 50.7% decrease in net loss attributable to common stockholders for the nine month period ended January 31, 2018 was due primarily to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2018, we had a deficit of $11,071,340. We generated a deficit in cash flow from operations of $545,384 for the nine months ended January 31, 2018. This deficit results primarily from our net loss of $1,629,466, partially offset by noncash expense of $531,605, an increase of accounts payable of $489,182 and an increase in other assets of $67,402. We met our cash requirements during the nine month period as follows: through revenues generated: net proceeds of notes and convertible notes payable of $174,500; proceeds from the $430,000 sale of common stock and net proceeds from related party notes in the amount of $12,000. We made net payments on notes payable in the amount of $73,164.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At January 31, 2018, we had 8 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Our employees are not represented by a union.

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

Information Technology:

Revenues from mobile app products are generally recognized upon delivery. Revenues from History Reports are generally recognized upon delivery / download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery. There were no deferred revenues at January 31, 2018 and April 30, 2017.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2018 and April 30, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of January 31, 2018, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the nine months ended January 31, 2018 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the nine months ended January 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of January 31, 2018, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or which are currently deemed immaterial may also impair our business operations. A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2017, is incorporated herein by reference.

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

Issuance of shares upon:

During the three months ended January 31, 2018 the Company:

Sold 370 Units of Series C Convertible Preferred stock for $185,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 20 shares of Series C Convertible Preferred stock upon conversion of $40,000 of notes payable and accrued interest thereon.

Accrued as to be issued, 13,579,320 shares of common stock upon the conversion of $27,000 of notes payable and accrued interest thereon.

Pursuant to terms of agreements, issued 11,085,565 shares of restricted common stock, valued at $44,398.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

Not applicable.

ITEM 5. EXHIBITS

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

