Form 10-K
period 2018-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-07-09
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

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

Sparta’s offices are located at 555 Fifth Avenue, 14th Floor, New York, NY 10017, (212) 239-2666. The Company maintains a corporate website at www.spartacommercial.com.

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

Embedded Product Developer and SRI Branding - The “about” screen of the application contains information useful to the support of the product. It also contains a powered-by-the-product-developer logo and text. iMS can choose to use a different logo, but the powered-by-the-product-developer text remains on the “about” screen.

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

This information is available to consumers and dealers on iMobile Solutions’ website located at www.cyclechex.com. Cyclechex is similar to CARFAX® in that it provides on-line vehicle history reports, for a fee, based on the vehicle’s VIN. However, neither CARFAX® nor AutoCheck® offers information on motorcycles, scooters, ATVs or recreational vehicles.

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

Our system extracts information from multiple sources, including, but not limited to, governmental agencies, in order to provide the most current information available for the benefit of all interested parties. With a no-hassle, 90-day, 100% money-back guarantee, and at a modest cost, a Cyclechex Motorcycle History Report provide buyers and sellers peace of mind for decision-making. This critical information is available to any interested party by entering a seventeen digit Vehicle Identification Number (VIN), which covers vehicles dating back to 1981, on our website.

In February 2014, we announced a reciprocal marketing agreement with Allstate insurance company that makes Cyclechex Motorcycle History Reports a recommended tool for Allstate customers. (Kelly Blue Book – Auto Trader)

RVchex™ Recreational Vehicle History Reports

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

The following websites are among those affiliated with iMobile Solutions, Inc. used to appropriately direct customer inquiries to our history report products:

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

Crushed Vehicles

Disclosed Damage

Last Recorded Odometer Reading

Manufacturers’ Recall History

Manufacturers’ Specifications

Multi-State Searches

Rebuilt Titles

Salvage-Stolen Titles

Salvaged or Damaged Titles

VIN Decoding

Crash Data

Inspection Data

MARKETING AND SALES

Marketing

Our marketing starts with product development. We create compelling products that; (i) in the case of iMobile Solutions, Inc. and iMobileApp, provide a variety of small to mid-sized businesses with a state-of-the-art website and mobile application, and (ii) in the case of our four vehicle history report products, provide historical title information that assists consumers in purchase decision-making and dealers, auction houses, or other entities in making a sale or evaluating a vehicle.

iMobile Solutions, Inc. (iMS)

The primary marketing objective for iMS is to continue penetrating new business verticals and to be the leader is mobile app development for growing businesses. While an iMobileApp can benefit any business, the Company identifies and focuses marketing efforts on specific verticals to build a presence in certain industries and become the “go-to” mobile app developer for those markets. As we continue to target franchised vehicle dealers by type of product and manufacturer by specifically approaching each dealership in their dealer network to promote our iMS mobile application we are gaining market share of the vehicle dealer marketplace. By selling our mobile applications throughout one manufacturer’s dealer network, we benefit from “word of mouth” referrals while building a recognizable presence in that particular market. For example, a leading motorcycle manufacturer has over 1,400 authorized dealers worldwide. By penetrating this market, we significantly improve our credibility with their entire dealer network, resulting in the individual dealers being more receptive to our sales call, and making them more likely to purchase an iMobileApp and refer us to other dealers.

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

An equally important digital strategy is our affiliate and cross-marketing programs. By working with leading companies that serve this category – like AutoTrader, National Powersports Distributors, NADA guides, DMV.org, Kelley Blue Book, and AllState – we are able to cross-promote our powersports and RV history reporting products on their websites. Consumers who are on affiliate or marketing partner sites can become aware of our reporting services and click through to our websites. If a purchase is completed, the referring affiliate receives a commission on the sale or in some cases may extend a discount to their customers.

In December 2010, Powersports Business chose Cyclechex as one of their “Nifty 50” winners, recognizing it as one of the top 50 new powersports products introduced during the year.

SRI has considerable opportunity to increase brand awareness and grow traffic through product development, targeted marketing programs and strategic partnerships.

Sales and Customer Support

Our sales team for Mobile Applications work out of our New York City office.

The sales team is responsible for closing sales on leads generated from web inquires, email responses, inside sales calls and customer referrals. The team targets businesses, trade associations, national chains, manufacturers, vehicle dealers and vehicle auction houses.

Customer service is based in our New York office.

Competition

While there are numerous entities offering customized mobile apps, we believe that iMobileApp is a leading pre-packaged customizable mobile app for small to medium sized business, such as restaurants, country clubs, social clubs, racetracks, grocery stores, agriculture dealers, vehicle dealers, and more, at a price point significantly below other vendors of customized apps for the vehicle dealer industry.

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

MUNICIPAL EQUIPMENT

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

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode (paying-off and terminating as agreed or by repossession), therefore no portfolio performance measures were calculated for the years ended April 30, 2018 and 2017 and the Company has discontinued segment reporting.

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

Employees

As of April 30, 2018, we had 8 full-time employees.

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations that are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

Risks Related To Our Financial Condition

We have a history of operating losses.

Through our fiscal year ended April 30, 2018, we have incurred significant expenses and have sustained significant losses. We have an accumulated deficit of $60,226,159 at April 30, 2018. Our net loss for the year ended April 30, 2018 was $2,839,821. As of April 30, 2018, we had a deficit of $11,937,083 and a negative working capital of $11,515,230.

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

To the extent that we raise additional capital by issuing equity securities or securing loan financing, our stockholders may experience substantial dilution. In addition, any new equity or debt securities may have greater rights, preferences or privileges than our existing common stock, preferred stock, and convertible debt. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

We have a significant amount of debt which could impact our ability to continue to implement our business plan.

We have incurred liabilities of $11,962,514 as of April 30, 2018. Unless we are able to restructure some or all of this outstanding debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate significant revenue.

Our auditor’s opinion expresses doubt about our ability to continue as a “going concern”.

The independent auditor’s report on our April 30, 2018 and April 30, 2017 consolidated financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern. We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable. Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining credit lines or loans from various financial institutions where possible. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Our common stock trades on the OTC Pink under the symbol SRCO. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include but are not limited to: (i) actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investor; (ii) changes in financial estimates by us or by any securities analysts who might cover our stock; (iii) speculation about our business in the press or the investment community; (iv) stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; (v) our potential inability to pay back outstanding notes or debentures, or contractual obligations related to the cancellation thereof; (vi) investor perceptions of our industry in general and our company in particular; (vii) the operating and stock performance of comparable companies; (viii) general economic conditions and trends; (ix) major catastrophic events; (x) announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; (xi) changes in accounting standards, policies, guidance, interpretation or principles; (xii) sales of our common stock, including sales by our directors, officers or significant stockholders; and (xiii) additions or departures of key personnel.

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

We are subject to variable conversion prices and adjustments related to certain of our convertible notes, our convertible preferred stock and our common stock purchase warrants which could cause significant dilution to stockholders and adversely impact the price of our common stock.

Certain of our securities are subject to variable conversion prices and adjustments. As a result, future conversion of debt and or convertible preferred shares and common stock purchase warrants into shares of common stock or issuance of new convertible debt may result in significant dilution to our shareholders. There were approximately 1,523 million potential shares at April 30, 2018. The number of potential shares will likely vary based on fluctuations in the trading price of our stock. We are negotiating potential settlements of debt to reduce the number of potential shares. (SEE ITEM #3 LEGAL PRECEEDINGS).

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

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock. As of April 30, 2018, we have two series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 555 Fifth Avenue, 14th Floor, New York, NY 10017. We have an agreement for use of office space at this location under a sub-lease expiring on July 31, 2018. For the year ending April 30, 2018, the rent is $78,750 and for the remaining three months of our sub-lease ending July 31, 2018 the rent is $26,250.

ITEM 3. LEGAL PROCEEDINGS

As at April 30, 2018, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. Plaintiff’s motion for summary judgment in lieu of complaint  was denied on May 5, 2017. The Company believes the claim is contingent, unliquidated and disputed.

PART II

ITEM 4. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal Year 2018
First quarter (May 1, 2017 – July 31, 2017)	$0.0094	$0.0014
Second quarter (August 1, 2017 – October 31, 2017)	$0.0073	$0.0040
Third quarter (November 1, 2017 – January 31, 2018)	$0.0060	$0.0027
Fourth quarter (February 1, 2018 – April 30, 2018)	$0.0053	$0.0040
Fiscal Year 2017
First quarter (May 1, 2016 – July 31, 2016)	$0.0031	$0.0015
Second quarter (August 1, 2016 – October 31, 2016)	$0.002	$0.0008
Third quarter (November 1, 2016 – January 31, 2017)	$0.0028	$0.001
Fourth quarter (February 1, 2017 – April 30, 2017)	$.0029	$0.0015

Holders

The approximate number of holders of record of our common stock as of April 30, 2018 was 3,065 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2018, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend that may be paid in cash or shares of common stock at our option. As of April 30, 2018 we have not distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2018, there was $9,855 of accrued Series A dividends payable.

As of April 30, 2018 and April 30, 2017, we had no shares of Series B preferred stock outstanding or dividends payable.

As of April 30, 2018 and April 30, 2017, we had 1,170 and no shares of Series C convertible preferred stock outstanding. The Series C convertible preferred stock is non dividend paying.

Recent Sales of Unregistered Securities

Each of the issuance and sale of securities described below was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, of 1933, as amended, as transactions by an issuer not involving a public offering. No advertising or general solicitation was employed in offering the securities. Each purchaser is a sophisticated investor (as described in Rule 506(b) (2) (ii) of Regulation D) or an accredited investor (as defined in Rule 501 of Regulation D), and each received adequate information about the Company or had access to such information, through employment or other relationships, to such information.

Sale of restricted preferred units:

During the three months ended April 30, 2018 the Company:

●

Sold 115 Units of Series C Convertible Preferred stock for $115,000. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

●	Issued 219.95 Units of Series C Convertible Preferred stock upon the conversion of $74,282 notes payable and accrued interest thereon.

The sale and issuance of shares of our Series C Convertible Preferred Units was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. These shares were unissued as of April 30, 2018.

Other issuances:

During the three months ended April 30, 2018 the Company, pursuant to terms of agreements, issued 9,891,503 shares of restricted common stock, valued at $45,000.

ITEM 5. SELECTED FINANCIAL DATA

Not applicable.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the years ended April 30, 2018 and April 30, 2017 and footnotes found in the Company’s Annual Report on Form 10-K.

RESULTS OF OPERATIONS

For the year ended April 30, 2018, our revenues from continuing operations decreased approximately 18% as compared to the year ended April 30, 2017. We have continued to incur significant expenses, and have sustained significant losses.

Revenues-Continuing Operations

Revenues totaled $446,159 in fiscal 2018 compared to revenues of $547,706 in fiscal 2017. Other income in fiscal 2018 was $17,929 compared with $10,570 in fiscal 2017. Revenues from continuing operations in both fiscal years were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Other income in both fiscal years was comprised primarily of municipal lease fee income and interest income from subscriptions receivable.

Cost of Revenue

Cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Costs and Expenses-Continuing Operations

General and administrative expenses were $1,242,846 during the year ended April 30, 2018, compared to $1,480,271 during the year ended April 30, 2017, a decrease of $237,425, or 16.0% primarily due to overall reductions in expense due to management’s efforts to reduce overhead, including, but not limited to, net unpaid payroll. Expenses incurred during the current fiscal year consisted primarily of the following expenses: Compensation and related costs, $637,142; Accounting, audit and professional fees, $167,171; Consulting fees, $195,595; Rent, utilities and telecommunication expenses $73,510. Expenses incurred during the comparative year ended April 30, 2017 consisted primarily of the following expenses: Compensation and related costs, $845,768; Accounting, audit and professional fees, $126,971; Consulting fees, $176,304; and Rent, utilities and telecommunication expenses $165,100.

Other (income) expense

Other (income) expense is comprised primarily of fees earned by our Municipal Financing program. Net other expense was $1,958,586 for the year ended April 30, 2018, compared to $1,586,176 for the year ended April 30, 2017, an increase of $372,410 or 23.5%. The increase results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from the addition of warrant liabilities, the changes in our stock price and the volatility of our common stock during the reported periods.

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

	Fiscal Years Ended
	April 30,	April 30,
	2018	2017

Revenues	$33,893	$14,491
Net loss	$(9,751)	$(33,188)

Net Loss

Our net loss attributable to common stockholders for the year ended April 30, 2018 increased by $211,777 or 8.0% to $2,839,821 from a loss of $2,628,044 for the year ended April 30, 2017. This decrease in net loss attributable to common stockholders for the year ended April 30, 2018 was primarily due to the decreased costs and expenses discussed above.

Our net loss per common share (basic and diluted) attributable to common stockholders was $0.005 for the year ended April 30, 2018 and $0.005 for the year ended April 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2018, we had an accumulated deficit of $60,226,159 and a total deficit of $11,937,083. We generated a deficit in cash flow from operations of $659,780 for the year ended April 30, 2018. This deficit results primarily from our net loss of $2,810,761, partially offset by noncash expense of $1,486,505 and an increase of $594,675 in payables, accrued expenses and other assets

We met our cash requirements during the period through proceeds from the issuances of convertible and other notes of $179,500, and we sold common and preferred stock for proceeds of $545,000, we repaid notes in the amount of $77,740 borrowed $14,000 from related parties and repaid related parties $2,500.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At April 30, 2018, we had 8 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees.

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

AUDITOR’S OPINION EXPRESSES DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A “GOING CONCERN”

The independent auditors report on our April 30, 2018 and 2017 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended April 30, 2018, we have relied on the services of outside consultants for services and currently have eight full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Our employees are not represented by a union.

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

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Sparta Commercial Services, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sparta Commercial Services, Inc. (the “Company”) as of April 30, 2018 and 2017, the related consolidated statements of operations, deficit, and cash flows for each of the two years in the period ended April 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of two years in the period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Bayville, NJ

July 9, 2020

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

	April 30, 2018	April 30, 2017

ASSETS
Current Assets
Cash and cash equivalents	$998	$2,599
Accounts receivable	3,853	4,066
Total Current Assets	4,851	6,665
Property and equipment, net of accumulated depreciation and amortization of $211,311 and $208,837, respectively	1,952	4,425
Other assets	9,628	9,628
Deposits	9,000	79,776
Total Long Term Assets	20,580	93,829

Total assets	$25,431	$100,494

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Bank overdraft	$1,882	$1,963
Accounts payable and accrued expenses	3,533,344	2,964,923
Current portion notes payable net of beneficial conversion feature of $55,662 and $292,633, respectively	4,461,640	4,262,409
Deferred revenue	20,546	21,734
Derivative liabilities	3,502,669	2,533,934
Total Current Liabilities	11,520,081	9,784,963
Loans payable-related parties	430,353	418,853
Total Long Term Liabilities	430,353	418,853
Total liabilities from continuing operations	11,950,434	10,203,816
LIABILITIES FROM DISCONTINUED OPERATIONS	12,080	12,080
Total liabilities	11,962,514	10,215,896

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 1,170 and 0 shares issued and outstanding, respectively	1,170	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 620,862,690 and 583,273,964 shares issued and outstanding, respectively	620,863	583,274
Common stock to be issued 75,786,520 and 23,273.660 respectively	75,787	23,274
Additional paid-in-capital	46,635,457	45,736,885
Accumulated deficit	(60,226,159)	(57,386,338)
Total deficiency in stockholders’ equity	(12,880,382)	(11,030,405)
Non-controlling interest	943,299	915,003
Total Deficit	(11,937,083)	(10,115,402)
Total Liabilities and Deficit	$25,431	$100,494

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

	Year Ended
	April 30,
	2018	2017
Revenue
Information technology	$446,159	$547,706
Cost of goods sold	43,262	49,555
Gross profit	402,897	498,151

Operating expenses:
General and administrative	1,242,846	1,480,271
Depreciation and amortization	2,475	2,475
Total operating expenses	1,245,321	1,482,746

Loss from operations	(842,424)	(984,595)

Other (income) expense:
Other income	(17,929)	(10,570)
Financing cost	1,572,907	1,237,053
Amortization of debt discount	303,885	540,227
(Gain) loss in changes in fair value of derivative liability	99,723	(180,534)
Total other expense	1,958,586	1,586,176

Net loss from continuing operations	$(2,801,010)	$(2,570,771)

Net loss from discontinued operations	(9,751)	(33,188)

Net Loss	(2,810,761)	(2,603,959)

Net (gain) loss attributed to Non-controlling interest	(28,296)	(23,321)

Preferred dividend	(764)	(764)

Net loss attributed to common stockholders	$(2,839,821)	$(2,628,044)

Basic and diluted loss per share	$(0.005)	$(0.005)

Basic and diluted loss per share attributed to common stockholders	$(0.005)	$(0.005)

Weighted average shares outstanding	597,876,134	537,784,563

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

	Series A		Series B		Series C				Common Stock		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2016	125	$12,500	-	$-	-	$-	419,912,451	$419,912	9,605,000	$9,605	$45,473,029	$(54,758,294)	$753,586	$(8,089,662)
Sale of common stock									13,010,160	13,010	6,990			20,000
Sale of subsidiary preferred stock													50,000	50,000
Subsidiary debt converted													88,096	88,096
Shares issued for financing cost									2,501,000	2,501	2,252			4,753
Shares issued for conversion of notes and interest							162,361,514	162,362	(1,842,504)	(1,842)	253,814			414,334
Shares issued for services							1,000,000	1,000			800			1,800
Preferred dividend												(764)		(764)
Net loss												(2,627,280)	23,321	(2,603,959)
Balance April 30, 2017	125	$12,500	-	$-	-	$-	583,273,965	$583,274	23,273,656	$23,274	$45,736,885	$(57,386,338)	$915,003	$(10,115,402)
Sale of common stock									31,296,980	31,297	48,703			80,000
Sale of preferred stock					930	930					464,070			465,000
Shares issued							7,194,220	7,194	(7,255,862)	(7,256)	62			-
Shares issued for financing cost							30,394,502	30,395	5,176,700	5,176	120,423			155,994
Shares issued for conversion of notes and interest					240	240			23,295,037	23,296	265,314			288,850
Preferred dividend												(764)		(764)
Net loss												(2,839,057)	28,296	(2,810,761)
Balance April 30, 2018	125	$12,500	-	$-	1,170	$1,170	620,862,687	$620,863	75,786,511	$75,787	$46,635,457	$(60,226,159)	$943,299	$(11,937,083)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended April 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,810,761)	$(2,603,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,475	2,475
(Gain) loss due to change in fair value of derivative liabilities	99,723	(180,534)
Amortization of debt discount	303,885	540,227
Non-cash financing cost	1,080,422	741,526
Equity based compensation	-	1,800
Changes in operating assets and liabilities
Accounts receivable	213	3,583
Other assets	70,776	-
Accounts payable and accrued expenses	594,675	848,988
Deferred revenue	(1,188)	(1,266)
Net cash used in operating activities	(659,780)	(647,160)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES		-
Bank overdraft	(81)	1,963
Net proceeds from sale of stock	80,000	20,000
Net proceeds from sale of subsidiary preferred stock	465,000	50,000
Net proceeds from convertible notes	179,500	575,865
Net payments on convertible notes	(77,740)	(49,600)
Net proceeds from related party notes	14,000	23,000
Payments on related party notes	(2,500)	-
Net cash provided by financing activities	658,179	621,228

Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	-	(2,590)
Net Cash flow from discontinued operation	-	(2,590)

Net (Decrease) in cash	$(1,601)	$(28,522)

Cash and cash equivalents, beginning of period	$5,175	$33,697
Cash and cash equivalents , end of period	$3,574	$5,175

Cash paid for:
Interest	$5,679	$11,869
Income taxes	$336	751

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 AND 2017

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

Our roots are in the Powersports industry and our original focus was providing consumer and municipal financing to the powersports, recreational vehicle, and automobile industries (see Discontinued Operations). Presently, through our subsidiary, iMobile Solutions, Inc. (“iMS”), we offer website and mobile application development, sales, marketing and support, and Vehicle Title History Reports.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 AND 2017

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 AND 2017

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

At April 30, 2018 and 2017, approximately 1,523,000,000 potential shares (including 75,786,511 shares to be issued included on the balance sheet) and 1,446,243,940 potential shares (including 23,273,656 shares to be issued included on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of April 30, 2018 and 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

APRIL 30, 2018 AND 2017

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application for all periods presented. Early adoption is permitted. The Company will adopt this standard in the interim period beginning on May 1, 2017.

In March 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2017-09). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2017-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This amendment prescribes that an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will become effective for the Company’s annual and interim reporting periods beginning May 1, 2018. The Company will begin evaluating going concern disclosures based on this guidance upon adoption.

The FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

●	ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) in May 2014. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.
●	ASU No. 2017-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2017-08”) in March 2017. ASU 2017-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.
●	ASU No. 2017-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2017-10”) in April 2017. ASU 2017-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 AND 2017

●	ASU No. 2017-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2017 EITF Meeting (SEC Update) (“ASU 2017-11”) in May 2017. ASU 2017-11 rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2017 EITF meeting. The SEC Staff is rescinding SEC Staff Observer comments that are codified in Topic 605 and Topic 932, effective upon adoption of Topic 606.
●	ASU No. 2017-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients in May 2017. ASU 2017-12 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance.

These ASUs will become effective for the Company beginning interim period May 2018. The Company is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE B – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of April 30, 2018, the Company had an accumulated deficit of $60,226,159 and a working capital deficit (total current liabilities exceeded total current assets) of $11,515,230. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

	Years Ended
	April 30,	April 30,
	2018	2017

Revenues	$33,893	$14,492
Net loss	$(9,751)	$(33,188)

As the Company sold its entire portfolio of performing RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the years ended April 30, 2018 and 2017.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 AND 2017

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at April 30, 2018 and 2017:

	April 30,	April 30,
	2018	2017
Motorcycles and other vehicles	$11,040	$11,040
Less: accumulated depreciation	(11,040)	(11,040)
Motorcycles and other vehicles, net of accumulated depreciation	-	-
Less: estimated reserve for residual values	-	-
Motorcycles and other vehicles under operating leases, net	$-	$-

At April 30, 2018, motorcycles and other vehicles have been fully depreciated. Depreciation expense for vehicles for the years ended April 30, 2018 and 2017 was zero and zero, respectively. All of the assets are pledged as collateral for outstanding notes payable.

RETAIL (RISC) LOAN RECEIVABLES

All of the Company’s RISC performing loan receivables were sold in August 2012. As of April 30, 2018 and 2017 the Company had RISC loans net of reserves of $0 and $0, respectively.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the years ending April 30, 2018 and 2017.

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTES PAYABLE

	April 30,	April 30,
	2018	2017

Secured, subordinated individual lender	$-	$2,590
Secured, subordinated individual lender	12,080	12,080
Total	$12,080	$14,670

At April 30, 2018, the notes have maturities due within one year. We make payments on the notes as we collect on the underlying leases and loans.

NOTE D – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	April 30, 2018	April 30, 2017
Notes convertible at holder’s option	$2,324,716	$2,464,216
Notes convertible at Company’s option	76,000	76,000
Non-convertible notes payable	2,116,586	2,014,826
Subtotal	4,517,302	4,555,042
Less debt discount	(55,662)	(292,633)
Total	$4,461,640	$4,262,409

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 AND 2017

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value. At April 30, 2018, the Company has reserved 816,556,212 shares, to the extent such shares become available, of its common stock for issuance upon the conversion of debentures.

Amortization of debt discount for the years ended April 30, 2018 and 2017 was $303,885 and $540,227, respectively.

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

The change in fair value of the derivative liabilities of convertible notes outstanding and warrants at April 30, 2018 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	2.04% to 2.38%
Expected stock price volatility		119% to 235%
Expected dividend payout		0
Expected options life in years	Ranging from	0.825 years to 2 years

The change in fair value of the derivative liabilities at April 30, 2017 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.52 % to 1.28%
Expected stock price volatility		179% to 340%
Expected dividend payout		0%
Expected options life in years	Ranging from	0.25 year to 1.83 years

Changes in derivative liability during the years ended April 30, 2018and 2017 were:

	April 30,
	2018	2017
Balance, beginning of year	$2,533,934	$2,170.976
Derivative liability reclassified to additional paid in capital	(432,556)	(503,220)
Derivative financial liability arising on the issue of convertible notes and warrants	1,301,568	1,046,712
Fair value adjustments	99,723	(180,534)
Balance, end of year	$3,502,669	$2,533,934

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of April 30, 2018 and 2017, aggregated loans payable, without demand and with no interest, to officers and directors were $430,353 and $418,853, respectively.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 AND 2017

NOTE F – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 shares of Series A preferred stock issued and outstanding as of April 30, 2018 and 2017. The Company had no shares of Series B preferred stock issued and outstanding as of April 30, 2018 and 2017. The Company had 1,170 and no shares of Series C preferred stock issued and outstanding as of April 30, 2018 and 2017. The Company had 620,862,687 and 583,273,965 shares of common stock issued and outstanding as of April 30, 2018 and 2017, respectively. The Company had 75,786,511 and 23,273,656 shares of common classified as to be issued at April 30, 2018 and April 30, 2017, respectively.

Preferred Stock Series A.

The Series A preferred stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi-annually in arrears, and is convertible into shares of common stock at the rate of one preferred share into 8.55 shares of common stock. There were no transactions of the Series A Preferred Stock during the years ended April 30, 2018 and 2017.

Accrued dividends payable on the Series A Preferred were $9,855 and $9,091 at April 30, 2018 and 2017, respectively. At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock Series B

On July 24, 2009, the Company designated 1,000 shares as Series B Preferred Stock. The Series B Preferred Stock, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to the Company’s common stock and any other class or series of preferred stock, and junior to all of the Company’s existing and future indebtedness. The Series B Preferred Stock accrues dividends at an annual rate of 10%. Accrued dividends are payable upon redemption of the Series B Preferred Stock. The Company’s common stock may not be redeemed while shares of Series B Preferred Stock are outstanding. The Series B Preferred Stock certificate of designations provides that, without the approval of a majority of the shares of Series B Preferred Stock, the Company cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B Preferred Stock, liquidate, dissolve or wind-up the Company’s business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock. The Series B Preferred Stock have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of the Company’s business. The shares of Series B Preferred Stock are redeemable at the Company’s option on or after the fifth anniversary of the date of its issuance. During the year ended April 30, 2015, pursuant to the terms of the Series B Preferred Stock, the Company redeemed and returned to treasury all shares of Series B Preferred Stock and all shares of to be issued Series B Preferred Stock by exchanging the shares for $2,118,309 of note subscription receivables and $193,011 of interest receivable thereon. Subsequent to this redemption, there were no shares of Series B Preferred Stock outstanding and there were no shares of Series B Preferred Stock payable. There were no transactions of the Series B Preferred Stock during the years ended April 30, 2018 and April 30, 2017.

Preferred Stock Series C

In November 2009, the Company authorized a new series of 200,000 shares of preferred stock designated as Series C Convertible Preferred Stock, each share having a par value of $0.001 per share. The Series C Preferred Stock shall, upon liquidation, winding-up or dissolution, rank: (a) senior to the Company’s common stock and any other class or series of preferred stock of the Company which by their terms are junior to the Series C Preferred Stock (collectively, together with any warrants, rights, calls or options exercisable for or convertible into such Preferred Stock, the “Junior Shares”); (b) junior to all existing and future indebtedness of the Company; and (c) junior to the Company’s Series A and Series B Preferred Stock. The Series C Preferred Stock is not entitled to receive any dividends, has a liquidation value of $10.00 per share, redeemable at the Company’s option at $10.00 per share, and is convertible at the option of the holder into shares of common stock as follows: the number of such shares of common stock to be received for each share of Series C Preferred Stock so converted shall be determined by (A) dividing the number of shares of Series C Preferred Stock to be converted by the weighted average closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date on which the Company agrees to issue shares of Series C Preferred Stock to such holder multiplied by (B) the Series C liquidation value. There were no transactions of the Series C Preferred Stock during the year ended April 30, 2017 and no shares issued and outstanding at April 30, 2017. During the year ended April 30, 2018, the Company sold 930 Units of Series C Convertible stock for $465,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share. Also, during the year the Company issued 240 Units of Series C Convertible preferred stock upon the conversion of $100,000 of notes payable and accrued interest thereon.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 AND 2017

Subsidiary’s Convertible Preferred Stock Series C

The subsidiary has 110 shares of Series C Convertible Preferred, $1.00 par value, authorized and as of April 30, 2018 and 2017 had 59 shares outstanding. The shares are convertible at the holder’s option into either 2,222 shares of the subsidiary’s common stock or 2,000 shares of the Company’s common stock. During the year ended April 30, 2017 the subsidiary sold 10 shares of Series C stock to six accredited investors for a total of $50,000. No shares were sold during the fiscal year ended April 30, 2018.

Common Stock

During the year ended April 30, 2018, the Company:

●	pursuant to terms of agreements, accrued as to be issued 5,176,700 shares of restricted common stock, valued at $21,055,
●	accrued as to be issued, 31,296,960 shares of restricted common stock which had been sold for $80,000,
●	accrued as to be issued, 23,295,037 shares of restricted common stock as a result of conversion of $57,000 of notes payable and accrued interest thereon,
●	pursuant to terms of agreements, issued 30,394,502 shares of restricted common stock, valued at $134,989,
●	issued 7,194,222 shares of restricted common stock which had been classified as to be issued in prior periods.

During the year ended April 30, 2017, the Company:

●	sold 13,010,160 shares of restricted common stock to an accredited investor for $20,000, these shares are classified as to be issued as of April 30, 2018,
●	issued 162,361,514 shares of restricted common stock for conversion of notes payable and accrued interest thereon totaling $414,334,
●	issued 1,000,000 shares of restricted common stock for services valued at $1,800,
●	issued 2,501,000 shares of restricted common stock, valued at $4,753, pursuant to the terms of various notes, these shares are classified as to be issued as of April 30, 2018,
●	issued 1,842,504 shares of restricted common stock which had been classified as to be issued at April 30, 2017.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 AND 2017

The table below summarizes the fair values of financial liabilities as of April 30, 2018:

	Fair Value at	Fair Value Measurement Using
	April 30, 2018	Level 1	Level 2	Level 3
Derivative liabilities	$3,502,669	-	-	$3,502,669

Fair values of financial liabilities as of April 30, 2017 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2017	Level 1	Level 2	Level 3
Derivative liabilities	$2,533,934	-	-	$2,533,934

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

NOTE H – NON-CASH FINANCIAL INFORMATION

During the year ended April 30, 2018, the Company:

●	pursuant to terms of agreements, accrued as to be issued 5,176,700 shares of restricted common stock, valued at $21,055,
●	accrued as to be issued, 23,295,037 shares of restricted common stock as a result of conversion of $57,000 of notes payable and accrued interest thereon,
●	pursuant to terms of agreements, issued 30,394,502 shares of restricted common stock, valued at $134,989,
●	issued 7,194,222 shares of restricted common stock which had been classified as to be issued in prior periods.

During the year ended April 30, 2017, the Company:

●	issued 162,361,514 shares of restricted common stock for conversion of notes payable and accrued interest thereon totaling $414,334,
●	issued 1,000,000 shares of restricted common stock for services valued at $1,800,
●	issued 2,501,000 shares of restricted common stock, valued at $4,753, pursuant to the terms of various notes, these shares are classified as to be issued as of April 30, 2018,
●	issued 1,842,504 shares of restricted common stock which had been classified as to be issued at April 30, 2017.

The Company’s subsidiary issued 2,891,500 shares of its restricted common stock, valued at $8,674,504, to the Company to repay the Company’s advances. This transaction has been eliminated to Additional-paid-in-Capital upon consolidation of financial statements. The Company’s subsidiary issued 29,320 shares of its restricted common stock upon conversion of notes and interest payable of $88,096.

NOTE I - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2017 and 2015 consist of the followings:

	2018	2017
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(211,310)	(208,837)
Net property and equipment	$1,952	$4,425

Depreciation expense related to property and equipment was $2,475 and $2,475 for the years ended April 30, 2018 and 2017, respectively.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 AND 2017

NOTE J - STOCK OPTIONS AND WARRANTS

Options:

Incentive Compensation Plan.

No options were granted during the fiscal years ended April 30, 2018 and 2017.

The following table summarizes common stock options issued to officers, directors and employees outstanding and the related exercise price.

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
26,667	0.56	$0.50	26,667	$0.50

Transactions involving stock options issued to officers, directors and employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2016	327,335	$0.50
Granted	-	-
Exercised	-	-
Canceled or expired	(117,335)	0.50
Outstanding at April 30, 2017	310,000	$0.50
Granted	-	-
Exercised	-	-
Canceled or expired	(283,333)	0.50
Outstanding at April 30, 2018	26,667	$0.50

Warrants:

During the year ended April 30, 2017, no warrants were issued.

During the year ended April 30, 2018, the Company, as part of the issuance of 1,169,950 Units of Series C Convertible Preferred stock, issued 175,532,500 warrants to purchase an aggregate of 175,532,500 shares of common stock. The warrants were initially valued at $753,968 using the Black-Sholes option-pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 103.1% to291.5%, (3) risk-free interest rate of 1.55% to 2.38%, and (4) expected life of 2 years. The warrants have an exercise price of $0.005.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.65	40,000	1.51	$0.65	40,000	$0.65
$0.005	175,532,500	2.00	0.005	175,532,500	$0.005

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 AND 2017

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 2016	342,840	$0.59
Granted	-	-
Exercised	-	-
Canceled or expired	(112,840)	0.27
Outstanding at April 30, 2017	230,000	0.59
Granted	175,492,500	0.005
Exercised	-	-
Canceled or expired	(190,000)	0.46
Outstanding at April 30, 2018	175,532,500	$0.0051

NOTE K - INCOME TAXES-

At April 30, 2018 and 2017, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $45,410,591 and $43,915,516, respectively, that may be used to offset future taxable income and expiring through the tax year 2035, subject to certain limitation pursuant to Internal Revenue Code Section 382. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that, the benefits will not be realized.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended April 30,
	2018	2017
Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(11.0)	(11.0)
Permanent differences	23.6	23.6
Change in valuation allowance	21.4	21.4

Provision for income taxes	0.0%	0.0%

Components of deferred tax assets as of April 30, 2018 and 2017 are as follows:

	April 30,
	2018	2017
Noncurrent:
Net operating loss carry forward	$19,980,660	$19,245,393
Valuation allowance	(19980,660)	(19,245,293)
Net deferred tax asset	$-	$-

The valuation allowance increased by $735,267 and decreased by $437,395 during the years ended April 30, 2018 and 2017, respectively.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 AND 2017

NOTE L - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a lease expiring on July 31, 2018. The monthly base rent is $4,500.

Rent expense was $49,250 and $135,704 for the years ended April 30, 2018 and 2017, respectively.

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

The Company entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens, our Chief Executive Officer. The employment is for a term of five years. The employment term is to be automatically extended for one five-year period, and additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. The agreement was automatically extended for one year on July 12, 2018. He is entitled to six weeks of paid vacation per year, and health insurance, short-term and long-term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He did not receive any equity compensation as part of this agreement.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of April 30, 2018, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

APRIL 30, 2018 AND 2017

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

Subsequent to the engagement of Boyle, the Company requested Boyle to audit the financial statements for the Company’s fiscal years ended April 30, 2018 and 2017, which audits had not been done by RBSM LLP.

ITEM 8.01 - FINANCIAL STATEMENTS AND EXHIBITS

(a) Financial Statements of Business Acquired. N/A

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2018 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2018, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day-to-day operations.
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2018. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2018 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fiscal year ended April 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of April 30, 2018.

Name	Age	Position
Anthony L. Havens	64	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kristian Srb	63	Director
Jeffrey Bean	65	Director
Richard P. Trotter	74	Chief Operating Officer
Sandra L. Ahman	54	Vice President, Secretary and Director

Management Profiles

Anthony L. Havens, Chief Executive Officer, President, and Chairman. On February 27, 2004, Mr. Havens became our Chief Executive Officer, President and Chairman of the Board. Mr. Havens served as acting Chief Financial Officer from July 2005 to September 2006. Mr. Havens resumed serving as acting Chief Financial Officer on January 31, 2017, upon the resignation of Anthony Adler. He is involved in all aspects of Sparta’s operations, including providing strategic direction, and developing sales and marketing strategies. From 1994 to 2004, Mr. Havens was Chief Executive Officer and a director of American Motorcycle Leasing Corp. He co-founded American Motorcycle Leasing Corp. in 1994, and developed its operating platform and leasing program to include a portfolio, which includes both prime and sub-prime customers. Mr. Havens has over 20 years of experience in finance and investment banking.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta’s executive officers, directors, and persons who beneficially own more than ten percent of Sparta’s common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta’s common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2018, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended April 30, 2018 (“Named Executive Officers”).

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)(a)	($)	($)	($)	($)(b)	($)

Anthony L. Havens	2018	280,000		-	-		280,000
Chief Executive Officer and Principal Financial Officer	2017	280,000		-	-		280,000

Richard P. Trotter	2018	100,000	-	-	-	-	100,000
Chief Operating Officer	2017	100,000	-	-	-	-	100,000

(a)	For Mr. Havens includes accrued, unpaid net salary of $57,033 and $52,761 at year end 2018 and 2017 respectively. For Mr. Trotter, includes accrued; unpaid net salary of $77,400 and $76,094 at year end 2018 and 2017, respectively
(b)	This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000.

In general, compensation payable to a Named Executive Officer consists of a base salary, a stock or stock option award, and may include a cash bonus. During our 2017 fiscal year, we had in effect a written employment agreement with the Mr. Havens. Our compensation system has generally not been tied to performance-based conditions other than the passage of time.

Employment Agreement with CEO

We entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens who serves as our Chief Executive Officer. The agreement was for an initial term of five years, and provided for automatic extensions for one five-year period and for additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. The agreement was automatically extended for one year in July 2018. His base salary is at an annual rate of $280,000. He is entitled to defer a portion of his base salary each year. He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors. He is entitled to a $1,000,000 term insurance policy. He is entitled to six weeks of paid vacation per year, health insurance, short term and long-term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies. If terminated, he is entitled to three months of severance for up to six months of service for each year of employment, plus full participation in all standard employee benefits during the period of severance payments. The employment agreement provides for termination for cause. If he resigns for good reason or is terminated without cause within twelve months after a change in control, he is entitled to receive an additional lump sum payment equal to the greater of the severance payment or the balance of his base salary for the remaining employment term, continued coverage under any welfare benefits plans for two years, and full vesting of any account balance under a 401(k) plan. For purposes of the employment agreement, a change in control refers to:

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as at April 30, 2018.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Jeffrey Bean	13,333	-	0.50	11/22/2018	-	-
Kristian Srb	13,333	-	0.50	11/12/2018	-	-

Compensation of Directors

In fiscal 2018, non-employee directors received no compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of April 30, 2018.

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

Plans in the Shareholder Approved Category

As of April 30, 2018, no options to purchase shares of common stock were outstanding under the 2005 plan.

Plans Not in the Shareholder Approved Category

In May 2009, the Company’s Board of Directors authorized a 2009 Consultant Stock Plan covering 133,334 shares of the Company’s common stock for purposes of compensation of certain consultants. Effective June 12, 2013, the Plan was amended to increase the authorized number of shares by 500,000 bringing the total number of authorized shares to 633,333. During the fiscal year ended April 30, 2018, no shares were issued under the plan.

In October 2014, the Company’s Board of Directors approved the “2014 Equity Incentive Plan” authorizing the issuance of up to 3,000,000 shares of the Company’s common stock or common stock purchase options. The purpose of the 2014 Equity Incentive Plan (the “2014 Plan”) is to advance the interests of Sparta Commercial Services, Inc. (the “Company”) and its shareholders by enabling the Company and its Subsidiaries to attract and retain persons of ability to perform services for the Company and its Subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The shares underlying the 2014 Plan were registered on Form S-8 with the Securities and Exchange Commission on November 3, 2014. During the fiscal year ended April 30, 2018, no shares of common stock were issued under the 2014 Plan.

Common Stock

The table below sets forth information regarding the beneficial ownership of our common stock as of July 31, 2018 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

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

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	259,118	≤1%
Kristian Srb (2)	412,277	≤1%
Jeffrey Bean (3)	116,947	≤1%
Richard P. Trotter (4)	67,588	≤1%
Sandra L. Ahman	7,685	≤1%
All current directors and named officers as a group (5 in all)	863,615	≤1%

(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 555 Fifth Avenue, 14th Floor, New York, NY 10017
(1)	Excludes approximately 50,000 shares of common stock owned by Mr. Havens’ minor son held in an irrevocable trust account. Mr. Havens is not the trustee for his son’s trust account, and does not have the sole or shared power to vote or direct the vote of such shares. Mr. Havens disclaims beneficial ownership of such shares held in his son’s trust account.
(2)	Includes 13,333 vested stock options, all exercisable at $0.50 until November 22, 2018.
(3)	Includes 13,333 vested stock options all exercisable at $0.50 until November 22, 2018.
(4)	Includes 1,667 vested shares and 44,445 shares held by The Richard and Kay Trotter Trust Established March 18, 2009. Includes 21,476 shares to be issued to Mr. Trotter in lieu of salary.

Changes in Control

Other than outstanding convertible securities, we do not have any arrangements that may result in a change in control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with our Directors during the fiscal years ended April 30, 2018 and 2017. As of April 30, 2018, we owed Mr. Srb $393,593 and Ms. Ahman $36,760.

Director Independence

None of our directors, other than Kristian Srb and Jeffrey Bean, is deemed an independent director. For purposes of determining independence, we are applying the independence standards of the NASDAQ Stock Market LLC.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Boyle CPA, LLC, our principal independent registered public accounting firm, during the fiscal years ended April 30, 2018 and 2017 were $16,000 and $16,000, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2018 and 2017 were $0. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2018 and 2017 were $4,000 and $4,000, respectively. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services our principal independent registered public accounting firm for the fiscal years ended April 30, 2018 and 2017.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm. All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2018 and 2017 were pre-approved. The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor’s provision of audit and non-audit services was compatible with maintaining the auditor’s independence.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as a part of this report:

(1) Index to Condensed Consolidated Financial Statements

Report of Registered Independent Certified Public Accounting Firm

Condensed Consolidated Balance Sheets as of April 30, 2018 and 2017

Condensed Consolidated Statements of Losses for the years ended April 30, 2017 and 2015

Condensed Consolidated Statement of Deficit for the two years ended April 30, 2017

Condensed Consolidated Statements of Cash Flows for the years ended April 30, 2017 and 2015

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

