Form 10-Q
period 2018-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-07-09
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One )

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2018	April 30, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$215	$998
Accounts receivable	3,874	3,853
Other current assets	-	-
Total Current Assets	4,089	4,851
Property and equipment, net of accumulated depreciation and amortization of $211,929 and $211,311, respectively	1,332	1,952
Other assets	9,628	9,628
Deposits	9,000	9,000

Total assets	$24,049	$25,431

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Bank overdraft	$-	$1,882
Accounts payable and accrued expenses	3,655,489	3,533,344
Current portion notes payable net of discount of $27,529 and $55,662, respectively	4,507,123	4,461,640
Deferred revenue	22,333	20,546
Derivative liabilities	2,646,015	3,502,669
Total Current Liabilities	10,830,960	11,520,081
Loans payable-related parties	430,353	430,353
Total Long Term Liabilities	430,353	430,353
Total liabilities from continuing operations	11,261,313	11,950,434
LIABILITIES FROM DISCONTINUED OPERATIONS	12,080	12,080
Total liabilities	11,273,393	11,962,514

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per ,share, 1,599,000 and 1,170,000 issued and outstanding, respectively	1,599	1,170
Common stock, $0.001 par value; 750,000,000 shares authorized, 627,092,904 and 620,862,687 shares issued and outstanding, respectively	627,093	620,863
Common stock to be issued 75,786,511 and 75,786,511, respectively	75,787	75,787
Additional paid-in-capital	46,871,298	46,635,457
Accumulated deficit	(59,786,562)	(60,226,159)
Total deficiency in stockholders’ equity	(12,198,285)	(12,880,382)
Non-controlling interest	948,941	943,299
Total Deficit	(11,249,344)	(11,937,083)
Total Liabilities and Deficit	24,049	$25,431

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2018 AND 2017

(UNAUDITED)

	Three Months Ended
	July 31,
	2018	2017
Revenue
Information technology	$103,667	$118,207
Cost of goods sold	11,761	12,569
Gross profit	91,906	105,638

Operating expenses:
General and administrative	314,366	374,224
Depreciation and amortization	618	618
Total operating expenses	314,984	374,842

Loss from operations	(223,078)	(269,204)

Other (income) expense:
Other income	(1,850)	(2,100)
Financing cost	503,915	171,344
Amortization of debt discount	28,133	90,393
Loss in changes in fair value of derivative liability	(1,198,706)	(149,322)
Total other expense	(668,508)	110,315

Income (loss) from continuing operations	$445,430	$(379,519)

Loss from discontinued operations	-	19,277

Net Income (Loss)	445,430	(360,242)

Net income attributed to non-controlling interest	(5,642)	(6,456)

Preferred dividend	(191)	(191)

Net income (loss) attributed to common stockholders	$439,597	$(366,889)

Basic and diluted loss per share:
Gain (loss) from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	$0.00	$0.00
Gain (loss) from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	0.00	0.00
Net gain (loss) attributable to Sparta Commercial Services, Inc. common stockholders	$0.00	$0.00

Weighted average shares outstanding	623,566,356	458,404,528

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2018

(UNAUDITED)

	Series A		Series B		Series C				Common Stock		Additional		Non-
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2018	125	$12,500	-	$-	1,170	$1,170	620,862,687	$620,863	75,786,511	$75,787	$46,635,457	(60,226,159)	$943,299	$(11,937,083)
Sale of common stock														-
Sale of preferred stock					429	429					212,071			212,500
Shares issued														-
Shares issued for financing cost							6,230,217	6,230			23,770			30,000
Shares issued for conversion of notes and interest														-
Preferred dividend												(191)		(191)
Net income												439,788	5,642	445,430
Balance July 31, 2018	125	$12,500	-	$-	1,599	$1,599	627,092,904	$627,093	75,786,511	$75,787	$46,871,298	(59,786,562)	$948,941	$(11,249,344)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2018 AND 2017

(UNAUDITED)

	Three Months Ended
	July 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$445,430	$(379,519)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	618	618
(Gain) loss from change in fair value of derivative liabilities	(1,198,706)	(149,322)
Amortization of debt discount	28,133	90,393
Non-cash financing cost	372,055	51,435
Changes in operating assets and liabilities
Accounts receivable	(21)	(997)
Other assets	-	(9,702)
Accounts payable and accrued expenses	121,953	238,946
Deferred revenue	1,787	2,077
Net cash used in operating activities	(228,751)	(156,071)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(1,882)	-
Proceeds from sale of stock	212,500	80,000
Proceeds from notes payable	20,800	115,000
Payments on notes payable	(3,450)	(39,565)
Proceeds from related party notes	-	-
Net cash provided by financing activities	227,968	155,435

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	-
Net cash flow from discontinued operation	-	-

Net (decrease) increase in cash	$(783)	$(636)

Cash and cash equivalents, beginning of period	$998	$636
Cash and cash equivalents , end of period	$215	$-

Cash paid for:
Interest	$-	$1,514
Income taxes	$-	-

See Note H for non-cash investing and financing activities. See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2018 and for the three month periods ended July 31, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2018 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the three months ended July 31, 2018 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2019.

The condensed consolidated balance sheet as of April 30, 2018 contained herein has been derived from the audited consolidated financial statements as of April 30, 2018, but do not include all disclosures required by the U.S. GAAP.

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

JULY 31, 2018

(Unaudited

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

Revenue Recognition

During the first quarter of 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the cumulative-effect method. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption did not have an impact in our consolidated financial statements, other than the enhancement of our disclosures related to our revenue-generating activities. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions.

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

JULY 31, 2018

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

At July 31, 2018 and 2017, approximately 1.502 billion potential shares (including 75,786,511 shares to be issued included on the balance sheet) and 1.779 billion potential shares (including 59,047,336 shares to be issued included on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2018 and April 30, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

JULY 31, 2018

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. The Company will adopt Topic 842 effective May 1, 2019 using a modified retrospective method and will not restate comparative periods. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our unaudited condensed consolidated financial statements.

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of July 31, 2018, the Company had an accumulated deficit of $59,786,562 and a working capital deficit (total current liabilities exceeded total current assets) of $10,826,871. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

JULY 31, 2018

(Unaudited)

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

	Three Months Ended
	July 31,	July 31,
	2018	2017

Revenues	$-	$31,682
Net gain (loss)	$-	$19,277

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTE PAYABLE

	July 31,	April 30,
	2018	2018

Secured, subordinated individual lender	12,080	12,080
Total	$12,080	$12,080

At July 31, 2018 and April 30, 2018, the note has a maturity due within one year. We make payments on the note as we collect on the underlying leases and loans.

NOTE D – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	July 31, 2018	April 30, 2018
Notes convertible at holder’s option	$2,324,716	$2,324,716
Notes convertible at Company’s option	75,700	76,000
Non-convertible notes payable	2,134,235	2,116,586
Subtotal	4,534,652	4,517,302
Less debt discount	(27,529)	(55,662)
	$4,507,123	$4,461,640

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value. At July 31, 2018 the Company has reserved 238,630,500 shares, to the extent such shares become available, of its common stock for issuance upon the conversion of debentures.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

Amortization of debt discount for the three month periods ended July 31, 2018 and 2017 was $28,133 and $90,393, respectively.

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

The change in fair value of the derivative liabilities at July 31, 2018 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	2.12 % to 2.61%
Expected stock price volatility	Ranging from	83% to 121%
Expected dividend payout		0%
Expected life in years	Ranging from	0.321 year to 1.5 years

The change in fair value of the derivative liabilities of convertible notes outstanding at July 31, 2017 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.52% to 1.285%
Expected stock price volatility		151% to 239%
Expected dividend payout		0%
Expected life in years	Ranging from	0.07 years to 1.56 years

During the three months ended July 31, 2018 and 2017, the Company recorded a gain of $1,198,706 and $149,322, respectively, related to the change in value of the derivative liabilities.

Changes in derivative liability during the three months ended July 31, 2018 and 2017 were:

	July 31,
	2018	2017
Balance, beginning of year	$3,502,666	$2,533,934
Derivative liability extinguished	-	-
Derivative financial liability arising on the issuance of convertible notes and warrants	342,055	76,355
Fair value adjustments	(1,198,706)	(149,322)
Balance, end of period	$2,646,015	$2,460,967

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2018 and April 30, 2018, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $430,353 and $430,353, respectively.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

NOTE F – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value. The Company is authorized to issue 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 shares of Series A preferred stock issued and outstanding as of July 31, 2018 and April 30, 2018. The Company had no shares of Series B preferred stock issued and outstanding as of July 31, 2018 and April 30, 2018. The Company had 1,599 and 1,170 shares of Series C preferred stock issued and outstanding, respectively as of July 31, 2018 and April 30, 2018. The Company had 627,092,904 and 620,862,687 shares of common stock issued and outstanding as of July 31, 2018 and April 30, 2018, respectively.

Preferred Stock

During the three months ended July 31, 2018, the Company:

Sold 429 Units C Convertible Preferred stock for $212,500. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

During the three months ended July 31, 2017, there were no Preferred Stock transactions.

Common Stock

During the three months ended July 31, 2018, the Company:

●	pursuant to the terms of agreements, issued 6,230,217 shares of restricted common stock, valued at $30,000.

During the three months ended July 31, 2017, the Company:

●	pursuant to the terms of agreements, accrued as to be issued 4,467,700 shares of restricted common stock, valued at $17,113,

●	accrued as to be issued, 31,296,960 shares of restricted common stock which had been sold to accredited investors for $80,000.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

The table below summarizes the fair values of financial liabilities as of July 31, 2018:

	Fair Value at	Fair Value Measurement Using
	July 31, 2018	Level 1	Level 2	Level 3
Derivative liabilities	$2,646,015	-	-	$2,646,015

Fair values of financial liabilities as of April 30, 2018 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2018	Level 1	Level 2	Level 3
Derivative liabilities	$3,502,669	-	-	$3,502,669

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

NOTE H – NON-CASH INVESTING AND FINANCING INFORMATION

During the three months ended July 31, 2018, the Company:

●	pursuant to the terms of agreements, issued 6,230,217 shares of restricted common stock, valued at $30,000.

During the three months ended July 31, 2017, the Company:

●	pursuant to the terms of agreements, accrued as to be issued 4,467,700 shares of restricted common stock, valued at $17,113.

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a lease expiring on July 31, 2018. The monthly base rent is $4,500

Rent expense was $13,550 and $13,250 for the three month periods ended July 31, 2018 and 2017, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of July 31, 2018, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

NOTE J – SUBSEQUENT EVENTS

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

JULY 31, 2018

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited consolidated financial statements and explanatory notes for the year ended April 30, 2018 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

“Forward-Looking” Information

This report on Form 10-Q contains various statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder which represent our expectations and beliefs, including, but not limited to statements concerning the Company’s business and financial plans and prospects and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and other similar expressions can, but not always, identify forward-looking statements, which speak only as of the date such statement was made. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), including Item 1A of the Company’s Annual Report of Form 10-K for the year ended April 30, 2018. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

General Overview

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation serving three markets. Sparta is a technology company that develops, markets and manages business websites and mobile applications (mobile apps) for smartphones and tablets. The Company also owns and manages websites which sell on-demand motorcycle, recreational vehicle, and truck title history reports for consumers, retail dealers, auction houses, insurance companies and banks/finance companies. Lastly, since 2007, Sparta has administered leasing programs nationwide for local and/or state agencies seeking an alternative and economical way to finance municipal vehicles and essential equipment.

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

The Company’s vehicle history reports include Cyclechex (Motorcycle History Reports at www.cyclechex.com); RVchex (Recreational Vehicle History Reports at www.rvchecks.com); CarVINreport (Automobile Reports at www.carvinreport.com) and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com). Our Vehicle History Reports are designed for consumers, retail dealers, auction houses, insurance companies and banks/finance companies.

Sparta also administers a Municipal Leasing Program for local and/or state agencies throughout the country who are seeking a better and more economical way to finance their essential equipment needs, including police motorcycles, cruisers, buses, fire trucks, and EMS equipment. We are continuing to expand our roster of equipment manufacturers and the types of equipment we lease.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended July 31, 2018 to the Three Months Ended July 31, 2017

For the three months ended July 31, 2018 and 2017, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $103,667 during the three months ended July 31, 2018 as compared to $118,207 during the three months ended July 31, 2017, a decrease of $14,540 or 12.3%. Revenues from continuing operations in both periods were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Other income for the three months ended July 31, 2017 consist primarily of municipal lease fee income.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports. Cost of revenue was $11,761 during the three months ended July 31, 2018 as compared to $12,569 during the three months ended July 31, 2017. This $808 or 6.43% decrease was due to a decrease in third party costs incurred.

Operating Expenses

General and administrative expenses were $314,366 during the three months ended July 31, 2018, compared to $374,224 during the three months ended July 31, 2018, a decrease of $59,858 or 16.0%, primarily due to overall reductions in expense due to management’s efforts to reduce overhead. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $171,791; Accounting, audit and professional fees, $7,640; Consulting fees, $64,000 and Rent, utilities and telecommunication expenses $18,161. Expenses incurred during the comparative three month period in 2017 consisted primarily of the following expenses: Compensation and related costs, $82,060; Accounting, audit and professional fees, $108,181; Consulting fees, $100,512; and Rent, utilities and telecommunication expenses $21,082.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Total other income was $668,508 for the three months ended July 31, 2018, compared to net other expense of $110,315 for the three months ended July 31, 2017, a decrease in net other expense of $778,823 or 706%. The decrease results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from our borrowing activities and the changes in our stock price and the volatility of our common stock during the reported periods.

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

	Three Month Periods Ended
	July 31,	July 31,
	2018	2017

Revenues	$-	$31,682
Net gain (loss)	$-	$19,277

Net income (loss)

Our net income attributable to common stockholders for the three months ended July 31, 2018 increased by $806,486 or 219.8% to $439,597 from a loss of $366,889 for the three months ended July 31, 2017. This decrease in net loss attributable to common stockholders for the three months ended July 31, 2018 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2018, we had an accumulated deficit of $59,786,562 and a total deficit for the three months of $11,249,344. We generated a deficit in cash flow from operations of $228,751 for the three months ended July 31, 2018. This deficit results primarily from our net income of $445,430, partially offset by noncash expense of $797,900 and an increase of $121,953 in accounts payables and accrued expenses.

We met our cash requirements during the period through proceeds from the issuances of notes of $20,800, and we sold preferred stock for proceeds of $212,500, and we repaid notes in the amount of $3,450.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At July 31, 2018, we had 7 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2018 and 2017 consolidated financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Revenue Recognition

Information Technology:

During the first quarter of 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the cumulative-effect method. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption did not have an impact in our consolidated financial statements, other than the enhancement of our disclosures related to our revenue-generating activities. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2018 and April 30, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of July 31, 2018, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended July 31, 2018 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As at July 31, 2018, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

ITEM 1A.     RISK FACTORS

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or which are currently deemed immaterial may also impair our business operations. A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2018, and is incorporated herein by reference.

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

Sales of Preferred Stock:

During the three months ended July 31, 2018 the Company Sold 429 Units C Convertible Preferred stock for $212,500. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issuance of common shares upon pursuant to the terms of agreements:

●	During the three months ended July 31, 2018 the Company issued 6,230,217 shares of restricted common stock, valued at $30,000.

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

