Form 10-Q
period 2018-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-07-09
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One )

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2018	April 30, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,365	$998
Accounts receivable	5,698	3,853
Total Current Assets	7,063	4,851
Property and equipment, net of accumulated depreciation and amortization of $212,548 and $211,311, respectively	714	1,952
Other assets	9,628	9,628
Deposits	9,000	9,000

Total assets	$26,405	$25,431

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Bank overdraft	$1,876	$1,882
Accounts payable and accrued expenses	3,760,795	3,533,344
Current portion notes payable net of discount of $16,977 and $55,662, respectively	4,324,175	4,461,640
Deferred revenue	19,122	20,546
Derivative liabilities	3,709,497	3,502,669
Total Current Liabilities	11,815,465	11,520,081
Loans payable-related parties	438,401	430,353
Total Long Term Liabilities	438,401	430,353
Total liabilities from continuing operations	12,253,866	11,950,434
LIABILITIES FROM DISCONTINUED OPERATIONS	12,080	12,080
Total liabilities	12,265,946	11,962,514

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 2,146 and 1,170 shares issued and outstanding, respectively	2,146	1,170
Preferred stock D, 2,000,000 shares have been designated as Series D, convertible, redeemable preferred stock, $0.001 par value, with a liquidation value of $1.00 per share, each share convertible into 400 shares of common stock, and a redemption value of $1.15 per share, 213 and 0 shares outstanding respectively.	213	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 627,092,904 and 620,862,687 shares issued and outstanding, respectively	627,093	620,863
Common stock to be issued 78,786,511 and 75,786,511, respectively	78,787	75,787
Additional paid-in-capital	47,412,325	46,635,457
Accumulated deficit	(61,327,715)	(60,226,159)
Total deficiency in stockholders’ equity	(13,194,651)	(12,880,382)
Non-controlling interest	955,110	943,299
Total Deficit	(12,239,541)	(11,937,083)
Total Liabilities and Deficit	$26,405	$25,431

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Revenue
Information technology	$106,325	$112,707	$209,992	$230,914
Cost of goods sold	5,938	11,429	17,699	23,998
Gross profit	100,387	101,278	192,293	206,916

Operating expenses:
General and administrative	304,915	311,923	619,281	686,147
Depreciation and amortization	619	619	1,237	1,237
Total operating expenses	305,534	312,542	620,518	687,384

Loss from operations	(205,147)	(211,264)	(428,225)	(480,468)

Other (income) expense:
Other income	(5,767)	(2,510)	(7,617)	(4,610)
Financing cost	829,366	419,377	1,333,281	590,721
Amortization of debt discount	22,552	101,522	50,685	191,915
Loss in changes in fair value of derivative liability	483,656	(162,318)	(715,050)	(311,640)
Total other expense	1,329,807	356,071	661,299	466,386

Loss from continuing operations	$(1,534,954)	$(567,335)	$(1,089,524)	$(946,854)

Loss from discontinued operations	-	(8,473)	-	10,804

Net Loss	(1,534,954)	(575,808)	(1,089,524)	(936,050)

Net gain attributed to non-controlling interest	(6,199)	(7,397)	(11,841)	(13,853)

Preferred dividend	(191)	(191)	(382)	(382)

Net loss attributed to common stockholders	$(1,541,344)	$(583,396)	$(1,101,747)	$(950,285)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.00)	(0.00)	(0.00)	0.00
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	627,092,904	507,271,132	625,349,006	494,640,833

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2018

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2018	125	$12,500	-	$-	1,170	$1,170	-	$-	620,862,687	$620,863	75,786,511	$75,787	$46,635,457	(60,226,159)	$943,299	$(11,937,083)
Sale of preferred stock					756	756							375,244			376,000
Shares issued for financing cost									6,230,217	6,230	3,000,000	3,000	32,770			42,000
Shares issued for conversion of notes and interest					220	220	143	143					328,894			329,257
Shares issued for settlement of accounts payable							40	40					39,960			40,000
Shares issued for conversion of subsidiary preferred							30	30							(30)	-
Preferred dividend																-
Net loss														(1,101,556)	11,841	(1,089,715)
Balance October 31, 2018	125	$12,500	-	$-	2,146	$2,146	213	$213	627,092,904	$627,093	78,786,511	$78,787	$47,412,325	$(61,327,715)	$955,110	$(12,239,541)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2018

(Unaudited)

	Six Months Ended
	October 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,089,524)	$(936,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,237	1,237
Gain from change in fair value of derivative liabilities	(715,050)	(311,640)
Amortization of debt discount	50,685	191,915
Non-cash financing cost	1,027,564	348,274
Changes in operating assets and liabilities
Accounts receivable	(1,845)	(570)
Other assets	-	(9,039)
Accounts payable and accrued expenses	330,332	372,343
Deferred revenue	(1,424)	(714)
Net cash used in operating activities	(398,025)	(344,244)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(6)	(7,470)
Proceeds from sale of preferred stock	376,000	245,000
Proceeds from notes payable	20,800	164,500
Payments on notes payable	(6,450)	(58,284)
Proceeds from related party notes	12,000	-
Payments on related party notes	(3,952)	-
Net cash provided by financing activities	398,392	343,746

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	-
Net cash flow from discontinued operation	-	-

Net (decrease) increase in cash	$367	$(498)

Cash and cash equivalents, beginning of period	$998	$636
Cash and cash equivalents , end of period	$1,365	$138

Cash paid for:
Interest	$97	$4,446
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2018 and for the three and six month periods ended October 31, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2018 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the six months ended October 31, 2018 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2019.

The condensed consolidated balance sheet as of April 30, 2018 contained herein has been derived from the audited consolidated financial statements as of April 30, 2018, but do not include all disclosures required by the U.S. GAAP.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated financial statements, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

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

At October 31, 2018 and 2017, approximately 1.728 billion potential shares (including 78,786,511 shares to be issued on the balance sheet) and 838,354,026 potential shares (including 62,207,191 shares to be issued on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2018 and April 30, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of October 31, 2018, the Company had an accumulated deficit of $61,327,715 and a working capital deficit (total current liabilities exceeded total current assets) of $11,808,402. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017

Revenues	$463	$2,011	$463	$33,693
Net gain (loss)	$-	(8,473)	$-	10,804

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTE PAYABLE

	October 31,	April 30,
	2018	2018
Secured, subordinated individual lender	$12,080	$12,080
Total	$12,080	$12,080

At October 31, 2018 and April 30, 2018, the note has a maturity due within one year. We make payments on the note as we collect on the underlying leases and loans.

NOTE D – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	October 31, 2018	April 30, 2018
Notes convertible at holder’s option	$2,164,216	$2,324,716
Notes convertible at Company’s option	74,700	76,000
Non-convertible notes payable	2,101,235	2,116,586
Subtotal	4,341,152	4,517,302
Less debt discount	(16,977)	(55,662)
Total	$4,324,175	$4,461,640

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value. At October 31, 2018, the Company has reserved 238,630,500 shares, to the extent such shares become available, of its common stock for issuance upon the conversion of debentures.

Amortization of debt discount for the three month periods ended October 31, 2018 and 2017 was $22,552 and $101,522, respectively.

Amortization of debt discount for the six month periods ended October 31, 2018 and 2017 was $50,685 and $191,915, respectively.

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

The change in fair value of the derivative liabilities at October 31, 2018 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	2.20 % to 2.86%
Expected stock price volatility	Ranging from	71% to 103%
Expected dividend payout		0%
Expected life in years	Ranging from	0.07 year to 1.5 Years

The change in fair value of the derivative liabilities at October 31, 2017 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.99% to 1.73%
Expected stock price volatility		103% to 345%
Expected dividend payout		0%
Expected life in years	Ranging from	0.20 years to 2 years

During the three months ended October 31, 2018 and 2017, the Company recorded an expense of $483,656 and income of $162,318, respectively, related to the change in value of the derivative liabilities. During the six months ended October 31, 2018 and 2017, the Company recorded income of $715,050 and $311,460, respectively, related to the change in value of the derivative liabilities.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

Changes in derivative liability during the six months ended October 31, 2018 and 2017 were:

	October 31,
	2018	2017
Balance, beginning of year	$3,502,669	$2,533,934
Derivative liability extinguished	(58,650)	(34,178)
Derivative financial liability arising on the issuance of convertible notes and warrants	980,531	339,193
Fair value adjustments	(715,053)	(311,639)
Balance, end of period	$3,709,497	$2,527,310

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2018 and April 30, 2018, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $438,401 and $430,353, respectively.

NOTE F – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1.00 per share liquidating value The Company is authorized to issue 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 shares of Series A preferred stock issued and outstanding as of October 31, 2018 and April 30, 2018. The Company had no shares of Series B preferred stock issued and outstanding as of October 31, 2018 and April 30, 2018. The Company had 2,359 and 1,170 shares of Series C preferred stock issued and outstanding as of October 31, 2018 and April 30, 2018. The Company had 627,092,904 and 620,862,687 shares of common stock issued and outstanding as of October 31, 2018 and April 30, 2018, respectively.

Preferred Stock C

During the six months ended October 31, 2018, the Company:

●	sold 429 Units C Convertible Preferred stock for $212,500. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,

●

sold 327 Units of Series C Convertible Preferred stock for $163,173. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,

●	issued 220 Units of the Company’s Series C Convertible Preferred stock upon conversion of $143,144 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

During the six months ended October 31, 2017, the Company:

●	sold 330 Units of Series C Convertible Preferred stock to accredited investors for $80,000. Each unit consists of one share of Series C Convertible Preferred stock, convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions), and 150 two year warrants to purchase one share each of the Company’s common stock $0.005 per share.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

Preferred Stock D

During the six months ended October 31, 2018, the Company:

●	issued 40 Units of the Company’s Series D Convertible Preferred stock in settlement of $40,000 of accounts payable. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,

●	Issued 30 Units of the Company’s Series D Convertible Preferred stock in exchange for of $15,000 of the Company’s subsidiary’s Series D Convertible preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,

●	Issued 142.83 Units of the Company’s Series D Convertible Preferred stock upon conversion of $142,825 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

During the six months ended October 31, 2017, the Company:

The Company had no Series D Preferred Stock transactions.

Convertible Notes

No convertible notes were issued during the six months ended October 31, 2018.

During the six months ended October 31, 2017, entered into new convertible notes payable aggregating $30,000. The notes were only convertible during the two months immediately after issue into shares of the Company’s Series C convertible preferred stock on a dollar for dollar basis.

Common Stock

During the six months ended October 31, 2018, the Company:

●	pursuant to terms of agreements, issued 6,230,217 shares of restricted common stock, valued at $30,000,

●	pursuant to terms of agreements, accrued as to be issued 3,000,000 shares of restricted common stock, valued at $12,000.

During the six months ended October 31, 2017, the Company:

●	pursuant to terms of agreements, accrued as to be issued 5,176,700 shares of restricted common stock, valued at $21,055,

●	accrued as to be issued, 31,296,960 shares of restricted common stock which had been sold for $80,000,

●	accrued as to be issued, 9,715,720 shares of restricted common stock as a result of conversion of $89,529 of notes payable and accrued interest thereon,

●	pursuant to terms of agreements, issued 9,417,434 shares of restricted common stock, valued at $45,000,

●	issued 7,194,222 shares of restricted common stock which had been classified as to be issued in prior periods.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the fair values of financial liabilities as of October 31, 2018:

		Fair Value Measurement Using
	Fair Value at October 31, 2018	Level 1	Level 2	Level 3
Derivative liabilities	$3,709,497	-	-	$3,709,497

Fair values of financial liabilities as of April 30, 2018 are as follows:

		Fair Value Measurement Using
	Fair Value at April 30, 2018	Level 1	Level 2	Level 3
Derivative liabilities	$3,502,669	-	-	$3,502,669

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

NOTE H – NON-CASH INVESTING AND FINANCING INFORMATION

During the six months ended October 31, 2018, the Company:

●	pursuant to terms of agreements, issued 6,230,217 shares of restricted common stock, valued at $30,000,

●	pursuant to terms of agreements, accrued as to be issued 3,000,000 shares of restricted common stock, valued at $12,000,

●	issued 40 Units of the Company’s Series D Convertible Preferred stock in settlement of $40,000 of accounts payable. Each Unit consists of 1 share of Series D Convertible Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,

●	issued 220 Units of the Company’s Series C Convertible Preferred stock upon conversion of $143,144 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,

●	issued 30 Units of the Company’s Series D Convertible Preferred stock in payment of $15,000 of the Company’s subsidiary’s promissory notes. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,

●	Issued 142.83 Units of the Company’s Series D Convertible Preferred stock upon conversion of $142,825 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

During the six months ended October 31, 2017, the Company:

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

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a lease which expired July 31, 2018, and continues on a month-to-month basis thereafter. The monthly base rent is $4,500.

Rent expense was $13,650 and $9,000 for the three month periods ended October 31, 2018 and 2017, respectively. Rent expense was $27,200 and $22,250 for the six month periods ended October 31, 2018 and 2017, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of October 31, 2018, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. Plaintiff’s motion for summary judgment in lieu of complaint  was denied on May 5, 2017. On August 22, 2018, Plaintiff brought a second motion seeking summary judgment on the issue of liability. The Company believes the claim is contingent, unliquidated and disputed.

On October 26, 2018, a lender commenced an action in the Supreme Court of the State of New York in New York County alleging damages from unpaid principal and interest, attorney’s fees, costs, and expenses arising from a promissory note dated February 26, 2015 in the amount of $50,000.00. The case is presently in the discovery phase of the litigation. The company believes the claim is contingent, unliquidated and disputed.

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

OCTOBER 31, 2018

(Unaudited)

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

Subsequent to January 31, 2019 the Company:

Issued 194 Units of Series C Convertible Preferred stock upon conversion of $97,000 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share).

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 31, 2018 to the Three Months Ended October 31, 2017

For the three months ended October 31, 2018 and 2017, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $106,325 during the three months ended October 31, 2018 as compared to $112,707 during the three months ended October 31, 2017, a $6,382 or 5.66%. Revenues from continuing operations in both periods were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Other income in the 2018 and 2017 three month periods was comprised primarily of municipal lease fee income.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports. Cost of revenue was $5,938 during the three months ended October 31, 2018 as compared to $11,429 during the three months ended October 31, 2017. This $5,491 or 48.04% decrease was due to a decrease in third party costs incurred.

Operating Expenses

General and administrative expenses were $304,915 during the three months ended October 31, 2018, compared to $311,923 during the three months ended October 31, 2018, a decrease of $7,008 or 2.25%, primarily due to overall reductions in expense due to management’s efforts to reduce overhead. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $162,680; Accounting, audit and professional fees, $34,040; Consulting fees, $39,118; and Rent, utilities and telecommunication expenses $24,852. Expenses incurred during the comparative three month period in 2017 consisted primarily of the following expenses: Compensation and related costs, $47,066; Accounting, audit and professional fees, $51,816; Consulting fees, $44,548; Rent, utilities and telecommunication expenses $19,386.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Net other expense was $1,329,807 for the three months ended October 31, 2018, compared to $356,071 for the three months ended October 31, 2017, an increase in net other expense of $973,736 or 273.5%. The increase results from our borrowing activities and the related costs, primarily a decrease in gain from the change in fair value of our derivative instruments of $645,974, 398%. The change in the fair value of our derivative liabilities resulted primarily from our borrowing activities and the changes in our stock price and the volatility of our common stock during the reported periods.

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

	Three Month Periods Ended
	October 31,	October 31,
	2018	2017

Revenues	$463	$2,,011
Net loss	$-	$(8,473)

Net loss

Our net loss attributable to common stockholders for the three months ended October 31, 2018 increased by $957,948 or 164.2% to $1,541,344 from a loss of $583,396 for the three months ended October 31, 2017. This increase in net loss attributable to common stockholders for the three months ended October 31, 2018 was primarily due to the factors discussed above.

Comparison of the Six Months Ended October 31, 2018 to the Six Months Ended October 31, 2017

For the six months ended October 31, 2018 and 2017, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $209,992 during the six months ended October 31, 2018 as compared to $230,914 during the six months ended October 31, 2017, a decrease of $20,922 or 9.06%. Revenues from continuing operations in both periods were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Other income in the 2018 and 2017 six month periods was comprised primarily of municipal lease fee income.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports. Cost of revenue was $17,699 during the six months ended October 31, 2018 as compared to $23,998 during the six months ended October 31, 2017. This $6,299 or 26.25% decrease was due to a decrease in third party costs incurred.

Operating Expenses

General and administrative expenses were $619,281 during the six months ended October 31, 2018, compared to $686,147 during the six months ended October 31, 2017, a decrease of $66,866 or 9.73%, primarily due to overall reductions in expense due to management’s efforts to reduce overhead. Expenses incurred during the current six month period consisted primarily of the following expenses: Compensation and related costs, $333,871; Accounting, audit and professional fees, $41,680; Consulting fees, $103,119; and Rent, utilities and telecommunication expenses $43,013. Expenses incurred during the comparative six month period in 2017 consisted primarily of the following expenses: Compensation and related costs, $250,229; Accounting, audit and professional fees, $159,997; Consulting fees, $145,060; Rent, utilities and telecommunication expenses $40,469.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Net other expense was $661,299 for the six months ended October 31, 2018, compared to $466,386 for the six months ended October 31, 2017, an increase in net other expense of $194,913 or 41.8%. The increase results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from our borrowing activities and the changes in our stock price and the volatility of our common stock during the reported periods and the addition of derivative warrant liabilities.

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

	Six Month Periods Ended
	October 31,	October 31,
	2018	2017

Revenues	$463	$33,693
Net (loss) gain	$-	$10,804

Net loss

Our net loss attributable to common stockholders for the six months ended October 31, 2018 increased by $151,462 or 15.9% to $1,101,747 from a loss of $950,285 for the six months ended October 31, 2017. This increase in net loss attributable to common stockholders for the six months ended October 31, 2018 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2018, we had an accumulated deficit of $61,327,715 and a total deficit of $12,239,541. We generated a deficit in cash flow from operations of $398,025 for the six months ended October 31, 2018. This deficit results primarily from our net loss of $1,089,524, partially offset by noncash net expense of $364,436 and an increase of $330,332 in accounts payables and accrued expenses,

We met our cash requirements during the period through proceeds from the issuances of convertible and other notes of $20,800, and we sold preferred stock for proceeds of $376,000, we repaid notes in the amount of $6,450. We also received proceeds on a note payable to a related party in the amount of $12,000, and repaid $3,952 of related party notes.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At October 31, 2018, we had 7 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2018 and April 30, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of October 31, 2018, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the six months ended October 31, 2018 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the six months ended October 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As at October 31, 2018, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. Plaintiff’s motion for summary judgment in lieu of complaint  was denied on May 5, 2017. On August 22, 2018, Plaintiff brought a second motion seeking summary judgment on the issue of liability. The Company believes the claim is contingent, unliquidated and disputed.

On October 26, 2018, a lender commenced an action in the Supreme Court of the State of New York in New York County alleging damages from unpaid principal and interest, attorney’s fees, costs, and expenses arising from a promissory note dated February 26, 2015 in the amount of $50,000.00. The case is presently in the discovery phase of the litigation. The Company believes the claim is contingent, unliquidated and disputed.

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

Sale of or issuance of preferred shares upon conversion of accounts and notes payable:

During the three months ended October 31, 2018, the Company:

●

sold 327 Units of Series C Convertible Preferred stock for $163,173. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,

●

issued 40 Units of the Company’s Series D Convertible Preferred stock in settlement of $40,000 of accounts payable. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,

●

issued 220 Units of the Company’s Series C Convertible Preferred stock upon conversion of $143,144 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,

●

Issued 30 Units of the Company’s Series D Convertible Preferred stock in exchange of $15,000 of the Company’s subsidiary’s Series C Convertible preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,

25

●

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

Issuance/accrual of common shares

During the three months ended October 31, 2018, the Company:

●	pursuant to terms of agreements, accrued as to be issued 3,000,000 shares of restricted common stock, valued at $12,000.

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

27