Form 10-Q
period 2019-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-07-09
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2019	April 30, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,718	$998
Accounts receivable	6,164	3,853
Other current assets	29,620	-
Total Current Assets	37,502	4,851
Property and equipment, net of accumulated depreciation and amortization of $212,905 and $211,311, respectively	357	1,952
Other assets	9,628	9,628
Deposits	9,000	9,000

Total assets	$56,487	$25,431

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Bank overdraft	$2,008	$1,882
Accounts payable and accrued expenses	3,868,792	3,533,344
Current portion notes payable net of discount of $3,515 and $55,662, respectively	4,240,137	4,461,640
Deferred revenue	18,343	20,546
Derivative liabilities	3,505,746	3,502,669
Total Current Liabilities	11,635,026	11,520,081
Loans payable-related parties	434,402	430,353
Total Long Term Liabilities	434,402	430,353
Total liabilities from continuing operations	12,069,428	11,950,434
LIABILITIES FROM DISCONTINUED OPERATIONS	12,080	12,080
Total liabilities	$12,081,508	$11,962,514

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 2,590 and 1,170 shares issued and outstanding, respectively	2,590	1,170
Preferred stock D, 2,000,000 shares have been designated as Series D, convertible, redeemable preferred stock, $0.001 par value, with a liquidation value of $1.00 per share, each share convertible into 400 shares of common stock, and a redemption value of $1.15 per share, 414 and 0 shares outstanding respectively.	414	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 627,092,904 and 620,862,687 shares issued and outstanding, respectively	627,093	620,863
Common stock to be issued 78,786,511 and 75,786,511, respectively	78,787	75,787
Additional paid-in-capital	47,880,374	46,635,457
Accumulated deficit	(61,584,540)	(60,226,159)
Total deficiency in stockholders' equity	$(12,982,782)	$(12,880,382)
Non-controlling interest	957,761	943,299
Total Deficit	(12,025,021)	(11,937,083)
Total Liabilities and Deficit	$56,487	$25,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
Revenue
Information technology	$91,151	$104,478	$301,143	$335,392
Cost of goods sold	6,178	10,770	23,877	34,768
Gross profit	84,973	93,708	277,266	300,624

Operating expenses:
General and administrative	331,364	349,049	950,645	1,035,196
Depreciation and amortization	357	618	1,594	1,855
Total operating expenses	331,721	349,667	952,239	1,037,051

Loss from operations	(246,748)	(255,959)	(674,973)	(736,427)

Other (income) expense:
Other income	(1,625)	(9,050)	(9,242)	(13,660)
Financing cost	447,888	502,838	1,781,170	1,093,559
Amortization of debt discount	13,462	64,443	64,147	256,358
Loss in changes in fair value of derivative liability	(452,682)	(134,112)	(1,167,732)	(445,752)
Total other expense	7,043	424,119	668,343	890,505

Loss from continuing operations	$(253,791)	$(680,078)	$(1,343,316)	$(1,626,932)

Loss from discontinued operations	-	(13,338)	-	(2,534)

Net Loss	(253,791)	(693,416)	(1,343,316)	(1,629,466)

Net gain attributed to non-controlling interest	(2,651)	(6,319)	(14,492)	(20,172)

Preferred dividend	(191)	(191)	(573)	(573)

Net loss attributed to common stockholders	$(256,633)	$(699,926)	$(1,358,381)	$(1,650,211)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.00)	(0.00)	(0.00)	(0.00)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	627,092,904	604,086,776	625,349,006	592,572,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2019

(UNAUDITED)

	Series A		Series B		Series C		Series D				Common Stock		Additional		Non-
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2018	125	$12,500	-	$-	1,170	$1,170	-	$-	620,862,687	$620,863	75,786,511	$75,787	$46,635,457	(60,226,159)	$943,299	$(11,937,083)
Sale of preferred stock					1,200	1,200	-	-					597,850			599,050
Shares issued for financing cost									6,230,217	6,230	3,000,000	3,000	32,770			42,000
Shares issued for conversion of notes and interest					220	220	261	261					490,671			491,152
Shares issued for settlement of accounts payable							124	124					123,626			123,750
Shares issued for conversion of subsidiary preferred							30	30							(30)	-
Preferred dividend
Net loss														(1,358,381)	14,492	(1,343,889)
Balance January 31, 2019	125	$12,500	-	$-	2,590	$2,590	414	$414	627,092,904	$627,093	78,786,511	$78,787	$47,880,374	(61,584,540)	$957,761	(12,025,021)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

	Nine Months Ended
	January 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,343,316)	$(1,629,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,594	1,855
(Loss) gain from change in fair value of derivative liabilities	(1,167,732)	(445,752)
Amortization of debt discount	64,147	256,358
Non-cash financing cost	1,320,909	722,546
Changes in operating assets and liabilities
Accounts receivable	(2,311)	(2,935)
Other assets	(29,620)	67,409
Accounts payable and accrued expenses	542,004	489,182
Deferred revenue	(2,203)	(1,179)
Net cash used in operating activities	$(616,528)	$(541,982)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	$-	$-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	126	(1,882)
Proceeds from sale of stock	599,050	430,000
Proceeds from notes payable	20,800	174,500
Payments on notes payable	(6,450)	(73,164)
Proceeds from related party notes	12,000	14,000
Payments on related party notes	(7,951)	(2,000)
Net cash provided by financing activities	$617,575	$541,454

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	-
Net cash flow from discontinued operation	$-	$-

Net (decrease) increase in cash	$1,047	$(528)

Cash and cash equivalents, beginning of period	$998	$636
Cash and cash equivalents , end of period	$2,045	$108

Cash paid for:
Interest	$199	$5,136
Income taxes	$700	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited, condensed, consolidated financial statements follows.

Business

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation serving four markets. Sparta is a technology company that develops, markets and manages business websites and mobile application (mobile apps) for smartphones and tablets. The Company also owns and manages websites which sell on-demand motorcycle, recreational vehicle, and truck title history reports for consumers, retail dealers, auction houses, insurance companies and banks/finance companies. Notwithstanding our discontinuance of consumer financing, we continue to offer, on a pass through basis, an equipment-leasing product nationwide for local and state agencies throughout the country seeking an alternative and economical way to finance their essential equipment needs, including police motorcycles and cruisers, buses, fire trucks, and EMS equipment. The Company also introduced a new business line in the rapidly expanding Hemp-CBD (cannabidiol) market.

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

The latest product offering, via www.newworldhealthcbd.com, offers a full array of hemp-derived CBD products that include oils, topicals, capsules, tablets, pet and livestock tinctures.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2019 and for the three and nine month periods ended January 31, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2018 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the nine months ended January 31, 2019 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2019.

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

JANUARY 31, 2019

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

Cash Equivalents

For the purpose of the accompanying unaudited, condensed, consolidated financial statements, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

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

JANUARY 31, 2019

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

At January 31, 2019 and 2018, approximately 2.248 billion and 1.115 billion potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2019 and April 30, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

SPARTA COMMERCIAL SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

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

Recent Accounting Pronouncements-

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

NOTE B - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of January 31, 2019, the Company had an accumulated deficit of $61,584,540 and a working capital deficit (total current liabilities exceeded total current assets) of $11,597,524. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

SPARTA COMMERCIAL SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018

Revenues	$-	$-	$463	$33,693
Net loss	$-	$(13,338)	$-	$(2,534)

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTE PAYABLE

	January 31,	April 30,
	2019	2018

Secured, subordinated individual lender	12,080	12,080
Total	$12,080	$12,080

At January 31, 2019, the note has a maturity due within one year.

NOTE D - NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	January 31, 2019	April 30, 2018
Notes convertible at holder’s option	$2,066,716	$2,324,716
Notes convertible at Company’s option	75,700	76,000
Non-convertible notes payable	2,101,235	2,116,586
Subtotal	4,243,652	4,517,302
Less, Debt discount	(3,515)	(55,662)
Total	$4,240,137	$4,461,640

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value.

Amortization of debt discount for the nine months ended January 31, 2019 and 2018 was $64,147 and $256,358, respectively. At January 31, 2019, the Company has reserved 238,630,500 shares of its common stock for issuance upon the conversion of debentures.

SPARTA COMMERCIAL SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

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

The change in fair value of the derivative liabilities at January 31, 2019 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	2.42% to 2.55%
Expected stock price volatility	Ranging from	97% to 140%
Expected dividend payout		0
Expected life in years	Ranging from	0.06 year to 1.25 years

During the nine months ended January 31, 2019 and 2018, the Company recorded a gain of $248,016 and $370,188 respectively, related to the change in value of the derivative liabilities.

Changes in derivative liability during the nine months ended January 31, 2019 and 2018 were:

	January 31,
	2019	2018
Balance, beginning of year	$3,502,666	$2,533,934
Derivative liability extinguished	(128,329)	(45,592)
Derivative financial liability arising on the issuance of convertible notes and warrants	379,455	601,375
Fair value adjustments	(248,046)	(370,188)
Balance, end of period	$3,505,746	$2,719,529

NOTE E - LOANS PAYABLE TO RELATED PARTIES

As of January 31, 2019 and April 30, 2018, aggregated loans payable, without demand and with no interest, to officers and directors were $434,402 and $430,853, respectively.

NBOTE F - EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 shares of Series A preferred stock issued and outstanding as of January 31, 2019 and April 30, 2018. The Company had no shares of Series B preferred stock issued and outstanding as of January 31, 2019 and April 30, 2018. The Company had 2,803 and 1,170 shares of Series C preferred stock issued and outstanding as of January 31, 2019 and April 30, 2018. The Company had 201 and no shares of Series D preferred stock issued and outstanding as of January 31, 2019 and April 30, 2018. The Company had 627,092,904 and 620,862,687 shares of common stock issued and outstanding as of January 31, 2019 and April 30, 2018, respectively.

SPARTA COMMERCIAL SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

Preferred Stock, Series A

Accrued dividends payable on the Series A Preferred were $9,855 and $9,855 at January 31, 2019 and April 30, 2018, respectively. At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock, Series C

During the nine months ended January 31, 2019. The Company:

●	sold 1,200 Units of Series C Convertible Preferred stock to accredited investors for $599,050. Each unit consists of one share of Series C Convertible Preferred stock, convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions), and 150 two year warrants to purchase one share each of the Company’s common stock $0.005 per share,
●	issued 220 Units of Series C Convertible Preferred stock upon the conversion of $143,144 of notes payable and accrued interest thereon. Each unit consists of one share of Series C Convertible Preferred stock, convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions), and 150 two year warrants to purchase one share each of the Company’s common stock $0.005 per share.

During the nine months ended January 31, 2018, the Company:

●	sold 700 Units of Series C Convertible Preferred stock to accredited investors for $350,000. Each unit consists of one share of Series C Convertible Preferred stock, convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions), and 150 two year warrants to purchase one share each of the Company’s common stock $0.005 per share
●	issued 80.54 shares of Series C Convertible Preferred stock upon the conversion of $40,000 of notes payable and accrued interest thereon.

Preferred stock, Series D

During the nine months ended January 31, 2019. The Company:

●	issued 261 Units of Series D Convertible Preferred stock upon the conversion of $260,650 of notes payable and accrued interest thereon. Each unit consists of one share of Series D Convertible Preferred stock, convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions), and 150 two year warrants to purchase one share each of the Company’s common stock $0.01 per share,
●	issued 124 Units of Series D Convertible Preferred stock upon the settlement of $123,750 of accounts payable. Each unit consists of one share of Series D Convertible Preferred stock, convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions), and 150 two year warrants to purchase one share each of the Company’s common stock $0.01 per share,
●	Issued 30 Units of the Company’s Series D Convertible Preferred stock in exchange for of $15,000 of the Company’s subsidiary’s Series D Convertible preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

During the nine months ended January 31, 2018, there were no transactions of Series D preferred stock.

Convertible Notes

During the nine months ended January 31, 2019, there were no sales of convertible notes.

●	During the nine months ended January 31, 2018, the Company entered into new convertible notes payable aggregating $30,000. The notes were only convertible during the two months immediately after issue into shares of the Company’s Series C convertible preferred stock on a dollar for dollar basis.

SPARTA COMMERCIAL SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

Common Stock

During the nine months ended January 31, 2019, the Company:

●	pursuant to terms of agreements, issued 6,230,217 shares of restricted common stock, valued at $30,000,
●	pursuant to terms of agreements, accrued to be issued 3,000,000 shares of restricted common stock, valued at $12,000.

During the nine months ended January 31, 2018, the Company:

●	pursuant to terms of agreements, accrued as to be issued 5,176,700 shares of restricted common stock, valued at $21,055,
●	accrued as to be issued, 31,296,960 shares of restricted common stock which had been sold for $80,000,
●	accrued as to be issued, 23,295,037 shares of restricted common stock as a result of conversion of $57,000 of notes payable and accrued interest thereon,
●	pursuant to terms of agreements, issued 20,502,999 shares of restricted common stock, valued at $89,938,
●	issued 7,194,222 shares of restricted common stock which had been classified as to be issued in prior periods.

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

The table below summarizes the fair values of financial liabilities as of January 31, 2019:

	Fair Value at	Fair Value Measurement Using
	January 31, 2019	Level 1	Level 2	Level 3
Derivative liabilities	$3,505,746	-	-	$3,505,746

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

NOTE H - NON-CASH FINANCIAL INFORMATION

During the nine months ended January 31, 2019, the Company:

●	issued 220 Units of Series C Convertible Preferred stock upon the conversion of $143,144 of notes payable and accrued interest thereon. Each unit consists of one share of Series C Convertible Preferred stock, convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions), and 150 two year warrants to purchase one share each of the Company’s common stock $0.005 per share.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

●	issued 261 Units of Series D Convertible Preferred stock upon the conversion of $260,650 of notes payable and accrued interest thereon. Each unit consists of one share of Series D Convertible Preferred stock, convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions), and 150 two year warrants to purchase one share each of the Company’s common stock $0.01 per share,
●	issued 124 Units of Series D Convertible Preferred stock upon the settlement of $123,750 of accounts payable. Each unit consists of one share of Series D Convertible Preferred stock, convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions), and 150 two year warrants to purchase one share each of the Company’s common stock $0.01 per share,
●	Issued 30 Units of the Company’s Series D Convertible Preferred stock in exchange for of $15,000 of the Company’s subsidiary’s Series D Convertible preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	pursuant to terms of agreements, issued 6,230,217 shares of restricted common stock, valued at $30,000, pursuant to terms of agreements, accrued to be issued 3,000,000 shares of restricted common stock, valued at $12,000.

During the nine months ended January 31, 2018, the Company:

●	pursuant to terms of agreements, accrued as to be issued 5,176,700 shares of restricted common stock, valued at $21,055,
●	accrued as to be issued, 23,295,037 shares of restricted common stock as a result of conversion of $57,000 of notes payable and accrued interest thereon,
●	pursuant to terms of agreements, issued 20,502,999 shares of restricted common stock, valued at $89,938,
●	issued 7,194,222 shares of restricted common stock which had been classified as to be issued in prior periods.

NOTE I - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired July 31, 2018, and continues on a month-to-month basis thereafter. The monthly base rent is $4,800.

Rent expense was $14,250 and $13,500 for the three month periods ended January 31, 2019 and 2018, respectively. Rent expense was $41,450 and $35,750 for the nine month periods ended January 31, 2019 and 2018, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of January 31, 2019, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

JANUARY 31, 2019

(Unaudited)

NOTE J - SUBSEQUENT EVENTS

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

Issued 20 Units of the Company’s Series D Convertible Preferred stock in exchange for $20,000 of the Company’s subsidiary’s Series C Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended April 30, 2018 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

General Overview

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation serving four markets. Sparta is a technology company that develops, markets and manages business websites and mobile applications (mobile apps) for smartphones and tablets. The Company also owns and manages websites which sell on-demand motorcycle, recreational vehicle, and truck title history reports for consumers, retail dealers, auction houses, insurance companies and banks/finance companies. Lastly, since 2007, Sparta has administered leasing programs nationwide for local and/or state agencies seeking an alternative and economical way to finance municipal vehicles and essential equipment. The Company also introduced a new business line in the rapidly expanding Hemp-CBD (cannabidiol) market.

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

The latest product offering, via www.newworldhealthcbd.com, offers a full array of hemp-derived CBD products that include oils, topicals, capsules, tablets, and pet tinctures.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended January 31, 2019 to the Three Months Ended January 31, 2018

For the three months ended January 31, 2019 and 2018, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $91,151 during the three months ended January 31, 2019 as compared to $104,487 during the three months ended January 31, 2018. This $13,327 or 12.76% decrease was due to the reduction of marketing expenditures and decline in the motorcycle industry effecting utilization of our motorcycle apps.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports. Cost of revenue was $6,178 during the three months ended January 31, 2019 as compared to $10,770 during the three months ended January 31, 2018. This $4,592 or 42.64% decrease was due to an increase in third party costs incurred.

Operating Expenses

General and administrative expenses were $331,364 during the three months ended January 31, 2019, compared to $349,049 during the three months ended January 31, 2018, a decrease of $17,685 or 5.0%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $167,239; Accounting, audit and professional fees, $7,820; Consulting fees, $57,300; Rent, utilities and telecommunication expenses $23,105. Expenses incurred during the three month period ended January 31, 2018 consisted primarily of the following expenses: Compensation and related costs, $258,402; Accounting, audit and professional fees, $4,194; Consulting fees, $29,534; Rent, utilities and telecommunication expenses $16,011.

Total Other (income) expense

Other (income) expense is comprised primarily of fees from our Municipal Leasing business Net other expense was $7,043 for the three months ended January 31, 2019, compared to $424,119 for the three months ended January 31, 2018, a decrease of $417,076 or 98.3%. The decrease results from our borrowing activities and the related costs. The $318,570 or 237.5% change in the fair value of our derivative liabilities resulted primarily from the addition of warrant liabilities, the changes in our stock price and the volatility of our common stock during the reported periods.

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

	Quarter Ended
	January 31,	January 31,
	2019	2018

Revenues	$463	$-
Net loss	$-	$(13,338)

Net Loss

We incurred a loss from continuing operations, before preferred dividends, loss from discontinued operations and non-controlling interest of $253,791 for the three months ended January 31, 2019 as compared to $680,078 for the corresponding interim period in 2018, a $426,287 or 62.7% decrease. This decrease was attributable primarily to a $318,570, or 237.5% change in the change in the fair value of our derivative liabilities. Our net loss attributable to common stockholders decreased to $256,663 for the three month period ended January 31, 2019 as compared to a net loss of $699,926 for the corresponding period in 2018. The $443,484 or 63.4% decrease in net loss attributable to common stockholders for the three month period ended January 31, 2019 was due primarily to the factors described above.

Comparison of the Nine Months Ended January 31, 2019 to the Nine Months Ended January 31, 2018

For the nine months ended January 31, 2019 and 2018, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues totaled $301,143 during the nine months ended January 31, 2019 as compared to $335,392 during the nine months ended January 31, 2018. This $34,249 or 10.21% decrease was due to decreased revenue from mobile apps.

Costs and Expenses

General and administrative expenses were $950,945 during the nine months ended January 31, 2019, compared to $1,035,196 during the nine months ended January 31, 2018, a decrease of $84,551, or 8.17% primarily due to overall reductions in expense due to management’s efforts to reduce overhead. Expenses incurred during the current nine month period consisted primarily of the following expenses: Compensation and related costs, $501,110; Accounting, audit and professional fees, $49,500; Consulting fees, $160,420; Rent, utilities and telecommunication expenses $66,118; Travel and entertainment, $33,613; advertising, marketing and web expenses, $25,831. Expenses incurred during the comparative nine month period in 2018 consisted primarily of the following expenses: Compensation and related costs, $508,631; Accounting, audit and professional fees, $164,191; Consulting fees, $174,594; Rent, utilities and telecommunication expenses $56,480; Travel and entertainment, $39,160; Advertising, marketing and web expenses, $12,103.

Total Other (income) expense

Other (income) expense is comprised primarily of fees from our Municipal Leasing business. Net other expense was $668,343 for the nine months ended January 31, 2019, compared to $890,505 for the nine months ended January 31, 2018, a decrease of $222,162 or 25%. The decrease results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from the addition of warrant liabilities, the changes in our stock price and the volatility of our common stock during the reported periods.

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

	Nine Months Ended
	January 31,	January 31,
	2019	2018

Revenues	$463	$33,693
Net loss	$-	$(2,534)

Net Loss

We incurred a loss from continuing operations before preferred dividends, loss from discontinued operations and non-controlling interest of $1,343,316 for our nine months ended January 31, 2019 as compared to $1,626,932 for the corresponding interim period in 2018, a decrease of $283,616 or 17.4%. This decrease was attributable primarily to a decrease in the change of fair value of derivative liability of $721,980 or 162%, an increase in financing cost of $687,611 or 62.9% and the decrease in amortization of debt discount of $192,211 or 75%.

Our net loss attributable to common stockholders decreased to $1,358,381 for the nine month period ended January 31, 2019 as compared to $1,650,211 for the corresponding period in 2018. The $291,830 or 17.7% decrease in net loss attributable to common stockholders for the nine month period ended January 31, 2019 was due primarily to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2019, we had a deficit of $12,025,021. We generated a deficit in cash flow from operations of $616,528 for the nine months ended January 31, 2019. This deficit results primarily from our net loss of $1,343,316, partially offset by net non- cash charges of $218,919, an increase of accounts payable of $542,004 and a decrease in other assets of $29,620. We met our cash requirements during the nine month period as follows: through revenues generated: net proceeds of notes and convertible notes payable of $20,800; proceeds from the $599,050 sale of preferred stock and net proceeds from related party notes in the amount of $12,000. We made net payments on notes payable in the amount of $6,450and net payments on related party notes of $7,951.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At January 31, 2019, we had 7 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Our employees are not represented by a union.

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

Information Technology:

Revenues from mobile app products are generally recognized upon delivery. Revenues from History Reports are generally recognized upon delivery / download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery. The deferred revenues at January 31, 2019 and April 30, 2018 were $18,343 and $20,546, respectively.

New World Health Brands:

We have yet to generate revenues from this new product line. However, revenues from these products will be recognized upon delivery.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2019 and April 30, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

RECENT ACCOUNTING PRONOUNCEMENTS-

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of January 31, 2019, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the nine months ended January 31, 2019 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the nine months ended January 31, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As at January 31, 2019, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

Sale of or issuance of Preferred shares upon conversion of accounts and notes payable:

During the three months ended January 31, 2019 the Company:

●	Sold 1,200 Units of Series C Convertible Preferred stock to accredited investors for $599,050. Each unit consists of one share of Series C Convertible Preferred stock, convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions), and 150 two year warrants to purchase one share each of the Company’s common stock $0.005 per share,
●	Issued 84 Units of the Company’s Series D Convertible Preferred stock in settlement of $83,750 of accounts payable. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	Issued 117 Units of the Company’s Series D Convertible Preferred stock upon conversion of $117,510 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

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

