Form 10-K
period 2019-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-07-09
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

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

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, on October 31, 2018, was $3,807,229.

As of July 8, 2020, we had 627,092,904 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SPARTA COMMERCIAL SERVICES, INC.

PART I

ITEM 1. BUSINESS

General Overview

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation serving four markets. Sparta is a technology company that develops, markets and manages business websites and mobile applications (mobile apps) for smartphones and tablets. The Company also owns and manages websites which sell on-demand motorcycle, recreational vehicle, and truck title history reports for consumers, retail dealers, auction houses, insurance companies and banks/finance companies. Lastly, since 2007, Sparta has administered leasing programs nationwide for local and/or state agencies seeking to finance essential municipal vehicles and equipment. The Company also introduced a new business line in the rapidly expanding Hemp-CBD (cannabidiol) market.

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

New World Health Brands, Inc. (NWHB) was formed in April 2019 as a subsidiary and new business line of Sparta Commercial Services, Inc. While anticipating, and with the passing of the 2018 Farm Bill, which resulted in the removal of hemp (CBD) from Schedule 1 of the Controlled Substances Act, Sparta’s management recognized a substantial potential business opportunity in the rapidly expanding Hemp-CBD (Cannabinol) market in the United States. During 2018-2019, management sourced, developed and tested 5 CBD product categories totaling 31 products, procured product packaging and labeling, implemented fulfillment, and launched an on-line B to C website, www.newworldhealthcbd.com.

We identify our ongoing information technology business in two reporting groups: mobile apps/websites and vehicle history reports, both of which operate under our wholly owned subsidiary, iMobile Solutions, Inc. The latest product offering, via www.newworldhealthcbd.com, offering a full array of hemp-derived CBD products, is contained in our subsidiary, New World Health Brands, Inc.

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

In February 2014, we announced a reciprocal marketing agreement with Allstate insurance company that makes Cyclechex Motorcycle History Reports a recommended tool for Allstate customers. The Company also enjoys reciprocal marketing agreements with Kelley Blue Book and AutoTrader.

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

Crushed Vehicles

Disclosed Damage

Last Recorded Odometer Reading

Manufacturers’ Recall History

Manufacturers’ Specifications

Multi-State Searches

Rebuilt Titles

Salvage-Stolen Titles

Salvaged or Damaged Titles

VIN Decoding

Crash Data

Inspection Data

MUNICIPAL LEASING OF ESSENTIAL EQUIPMENT, INCLUDING POLICE MOTORCYCLES

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

NEW WORLD HEALTH BRANDS CBD

During 2018-2019, management sourced, developed and tested 5 CBD product categories totaling 31 products, procured product packaging, created clear-transparency labeling, implemented fulfillment and launched an on-line B to C website, www.newworldhealthcbd.com

Sourcing CBD Products

All of our CBD products are sourced through third party suppliers in Arizona, Colorado, Wyoming, Oregon, Nevada and Washington State. NWHB carries single compound isolates, as well as products made from high quality, whole-plant, industrial hemp extracts, containing a full-spectrum of phytocannabinoids, including CBD, terpenes, flavonoids, and other minor, but valuable hemp compounds. Hemp extracts from Industrial Hemp are generally cannabis with less than 0.3% THC.  Cannabis, which contains THC, causes psychoactive effects when consumed. NWHB does not produce or sell any products derived from high-THC cannabis/marijuana plants.

NWHB manages risks that are associated with third-party suppliers and manufacturers by identifying and qualifying alternative providers. NWHB regularly assess its supply chain for any threats to business continuity. None of the third party suppliers are considered to be material to the business on a standalone basis and if any given supplier is lost in a specific region, NWHB believes they could be replaced without material disruption as it could contract with multiple alternative suppliers and manufacturers.

All of our product providers are licensed by their respective departments of Agriculture and represent that they are compliant with applicable state laws relating to their products. Our products come from domestic seed, have clean label transparency and are third party tested for CBD potency, heavy metals, pesticides, microbials, and more, by ISO 17025 accredited labs.

CBD Product Categories

Our product line consists of only industrial hemp-based CBD containing zero or less than 0.03% THC. We do not manufacture or market edibles. We do not manufacture or market CBD vapes. Our present product base consists of products in 5 categories: tinctures, capsules & tablets, topicals, Zero THC and tinctures for pets. The per serving dosage of CBD products ranges from 3.3mg to 50mg, depending on the dose. Our product line includes: tinctures of various sizes and flavors: capsules of differing potency and quantity; tablets of differing potency and quantity; salve of differing potency and quantity; creams and lotions of differing potency and quantity; and pet tinctures.

Strategic Advantage

NWHB benefits from the parent Company’s vertical integration of supply and service chains providing support of its on demand web/mobile application development/maintenance, accounting, corporate governance, and real time customer support across the NWHB product line. This relationship results in significant time and cost efficiencies and fosters a mutually beneficial parent/subsidiary relationship.

As the NWHB subsidiary grows, the Company will help NWHB develop its own managerial control group at such time as the subsidiary can afford an incremental building of a dedicated management team.

MARKETING AND SALES

iMobile Solutions, Inc.

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

Municipal Leasing

In 2011, the Company launched a website (www.spartamunicipal.com) exclusively dedicated to the Company’s municipal business line that began in 2007. With this site, agency heads, police and fire department chiefs, dealerships, and other municipal financing decision makers have direct online access to information about the Municipal Lease Program, including how it benefits governmental agency economic interests, and specifics about terms and options. Marketing efforts, when budgets allow, include attending tradeshows, advertising in industry publication, direct mail/email campaigns, and indirect marketing such as referrals by prior municipal customers or dealerships. Sparta’s municipal program is also included in the corporate sites of Harley-Davidson© and BMW Motorrad USA Police Motors which results in direct inquiries from municipalities.

New World Health Brands CBD

Our initial marketing strategy has been a direct to consumer online sales approach via our website www.newworldhealthcbd.com within the United States, by using e-commerce to reach consumers to introduce and guide them through the CBD buying process. Starting with a solid foundation of content and robust product offerings, our marketing strategy will continue to be supplemented with social media exposure, (Facebook and Instagram) and ultimately retail distribution as the strategy evolves. At present, NWHB has developed preliminary distribution within the New York City metro area within independent pharmacies, medical supply stores, smoke shops, spas, and independent retail food stores. Using data collection and customer analysis from e-commerce sales will continue to be a significant component of NWHB’s marketing strategy. Direct-to-consumer e-commerce sales give an unprecedented opportunity to gain significant insight into how to better support the customer based on data, including buying habits, purchase frequency, and in many cases, how the product is being used, whether it be general wellness, health conditions, etc. By building customer trust with a focus on premium, quality products and live customer service, we expect to build a well-recognized brand. Through our own social media and blogging platforms, management expects New World Health Brands will continue to grow CBD organic sales and revenue by promoting our products as trusted brands for consumers who desire premium CBD products.

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

Competition within the CBD-based hemp products industry is very fragmented and highly competitive. The competition is comprised of publically and privately-owned companies and tend to be diverse in terms of geographic market coverage and variety of product mix offered.The “CBD industry” includes tinctures, capsules and tablets, topicals, patches, edibles, vapes, smokables and drinkables all based on pure CBD, defined as containing less than 0.3% THC; blended CBD and THC.  NWHB is focused on marketing only hemp-based CBD products. To our knowledge there are only four public companies selling only CBD products. Because of this fragmented market where there is not one sole widely recognized brand, we believe that by focusing on high quality, gluten free, non-GMO, pure CBD products using targeted brand marketing programs we can make New World Health Brands initially a regionally recognized brand and then a nationally recognized brand.

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

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode (paying-off and terminating as agreed or by repossession), therefore no portfolio performance measures were calculated for the years ended April 30, 2019 and 2018 and the Company has discontinued segment reporting.

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

Employees

As of April 30, 2019, we had 7 full-time employees.

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations that are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

Risks Related To Our Financial Condition

We have a history of operating losses.

Through our fiscal year ended April 30, 2019, we have incurred significant expenses and have sustained significant losses. We have an accumulated deficit of $61,915,119 at April 30, 2019. Our net loss attributed to common stockholders for the year ended April 30, 2019 was $1,688,960. As of April 30, 2019, we had a deficit of $12,014,024 and a negative working capital of $11,588,526.

Our business requires additional amounts of capital and we will need to obtain additional financing in the near future.

In order to expand our business, we need raise additional capital to support our operations until we become cash flow positive. We will have to raise approximately $1 million over the next twelve months to support our business. As our business grows, we will need to seek additional financing to fund growth. There can be no assurance that we will have sufficient capital or be able to secure credit facilities when needed. The failure to obtain additional funds, when required, on satisfactory terms and conditions, would have a material and adverse effect on our business, operating results and financial condition, and ultimately could result in the cessation of our business.

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

We have incurred total liabilities of $12,047,658 as of April 30, 2019. Unless we are able to restructure some or all of this outstanding debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate significant revenue.

Our auditor’s opinion expresses doubt about our ability to continue as a “going concern”.

The independent auditor’s report on our April 30, 2019 and April 30, 2018 consolidated financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern. We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable. Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining credit lines or loans from various financial institutions where possible. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Risks Related to our Subsidiary, New World Health Brands, Inc. (NWHB)

The Subsidiary has limited operating history.

The Subsidiary is still in an early phase, and is just beginning to implement its business plan. There can be no assurance that it will ever operate profitably. The likelihood of its success should be considered in light of the problems, expenses, difficulties, complications and delays usually encountered by companies in their early stages of development, with low barriers to entry. The Subsidiary may not be successful in attaining the objectives necessary for it to overcome these risks and uncertainties.

We need to raise additional capital to meet our future business requirements and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

At this time, we have not secured or identified any additional financing to support NWHB. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers and directors or from other shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing will involve dilution to our existing shareholders. If we do not obtain additional capital on terms satisfactory to us, or at all, it may cause us to delay, curtail, scale back or forgo some or all of our business operations, which could have a material adverse effect on our business and financial results and investors would be at risk to lose all or a part of any investment in our Company.

Our future success will depend on our ability to increase revenues.

NWHB is in a highly fragmented market for the delivery CBD based products and faces numerous risks and uncertainties in achieving sustainable revenues and positive cash flow. We launched our website, located at www.newworldhealthcbd.com, in November 2018. We have engaged in identifying reliable sources of quality inventory, package design, launched a business to consumer website, implemented affiliate software, and designed brochures and other such marketing materials to enable us to carry out our business plan. These expenditures have resulted in operating losses. In order to be successful, we must increase our revenues from the sale of our products to individuals and marketing affiliates. In order to increase our revenues, we must successfully:

●	create and implement a marketing plan to attract individuals and retailers to our CBD products;
●	increase traffic to our website by developing relationships with popular websites ;
●	convert online visitors to clients;
●	attract, retain and motivate qualified personnel with marketing and product development experience to serve in various capacities, including sales and marketing positions;
●	respond effectively to competitive pressures from other providers of CBD products;

If we are not successful in the execution of these strategies, our business, results of operations and financial condition will be materially adversely affected.

NWHB has losses which we expect to continue into the future and there is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably or we are unable to raise additional funds, we may enter into a business combination which may ultimately decrease shareholder value or cause us to cease operations.

We expect to incur operating losses in future periods due to expenses associated with NWHB’s business, its planned Offering, and current revenues and expenses. Management may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company.

We face intense competition from within the hemp based CBD industry.

NWHB competes with many providers of hemp based CBD products because our market poses no substantial barriers to entry. We expect this competition to continue to intensify. The types of companies with which we compete include:

●	fully integrated companies such as Aphria Inc., Charlotte’s Web™ and Curaleaf Holdings Inc.; and
●	start-up companies entering the market

Our future success will depend on our ability to increase and enhance our market position by: (1) maintaining the quality of our product offerings, (2) developing new products, (3) keeping our pricing models on par with those of our competitors, (4) increasing our online visibility, and (5) developing a nationally recognized and respected brand.

Many of our existing competitors, as well as a number of potential competitors, may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may enable them to respond more quickly to new or emerging consumer demands, or to devote greater resources to the development, promotion and sale of their products than we can. These competitors and potential competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees. In addition, current and prospective competitors may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. If these events occur, they could have a materially adverse effect on our revenue. Increased competition could also result in price reductions, reduced margins or loss of market share, any of which would adversely affect our business, results of operations and financial condition. See “Description of Business” and “Competition.”

We also believe our ability to compete depends on a number of factors outside of our control, including:

●	the prices at which others offer competitive products, including aggressive price competition and discounting;
●	the ability of our competitors to undertake more extensive marketing campaigns than we can; and
●	the extent of our competitors’ responsiveness to customer needs.

In order to be competitive, we must have the ability to respond promptly and efficiently to the ever-changing marketplace. We must establish our name as a reliable and constant source of the highest quality products.

We may not be successful in increasing our brand awareness which would adversely affect our business, result of operations, and financial condition.

Our future success will depend, in part, on our ability to increase the brand awareness of our website and the products we offer. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness, our business, financial condition, and results of operations would be materially adversely affected. In order to build our brand awareness, we must succeed in our marketing efforts, provide high quality products and increase traffic to our website.

We may not be able to successfully manage our growth.

For NWHB to succeed, it needs to experience significant expansion. There can be no assurance that it will achieve this expansion. This expansion, if accomplished, may place a significant strain on the Company’s management, operational and financial resources. To manage any material growth, the Company will be required to implement operational and financial systems, procedures and controls. It also will be required to expand its finance, administrative and operations staff. There can be no assurance that the Company’s current and planned personnel, systems, procedures and controls will be adequate to support its future operations at any increased level. The Company’s failure to manage growth effectively could have a material adverse effect on its business, results of operations and financial condition.

If we do not successfully establish and maintain our brand as highly trusted and respected or are unable to attract and retain clients, we could sustain loss of revenues, which could significantly affect our business, financial condition, and results of operations.

In order to attract and retain a client base and increase business, we must establish, maintain and strengthen our name and the products we provide. In order to be successful in establishing our reputation, clients must perceive us as a trusted source for quality products and customer service. If we are unable to attract and retain clients with our current marketing plans, we may not be able to successfully establish our name and reputation, which could significantly affect our business, financial condition and results of operations.

Uninsured Losses.

NWHB may obtain comprehensive insurance, including liability, fire and extended coverage, as is customarily obtained by business entities. Certain types of losses of a catastrophic nature, however, such as losses from floods, tornados, thunder storms, hurricanes and earthquakes, are uninsurable or not economically insurable to the full extent of potential loss. Other uninsurable events such as “Acts of God”, work stoppages, pandemics, regulatory actions or other causes, could interrupt operations and adversely affect NWHB’s results of operations.

RISKS RELATED TO OUR INDUSTRY

We are dependent on third party merchant credit card processors.

Our future success will depend, in significant part, upon third party credit card processing firms. Loss of our merchant services credit card processing firm and the inability to rapidly replace that firm could have a substantial negative effect on our business.

We are dependent on the Internet infrastructure.

Our future success will depend, in significant part, upon the maintenance of the various components of the Internet infrastructure, such as a reliable backbone network with the necessary speed, data capacity and security, and the timely development of enabling products, such as high-speed modems, which provide reliable and timely Internet access and services. To the extent that the Internet continues to experience increased numbers of users, frequency of use or increased user bandwidth requirements, we cannot be sure that the Internet infrastructure will continue to be able to support the demands placed on it or that the performance or reliability of the Internet will not be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure or otherwise, and such outages or delays could adversely affect our website and the websites of our co-branded partners, as well as the Internet service providers and online service providers our customers use to access our services. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols that can handle increased levels of activity. We cannot predict whether the infrastructure and complementary products and services necessary to maintain the Internet as a viable commercial medium will be developed or maintained. The threat of hacking is an ongoing one and to the best of our ability we will monitor our servers, maintain up-to-date anti-virus and anti-malware programs and keep our employees advised as to proper computer security.

Cannabis and hemp are subject to government regulation at the federal, state, and local level.

The passage of the 2018 farm bill or Agricultural Improvement Act of 2018, resulted in the removal of hemp (CBD) from Schedule 1 of the Controlled Substances Act, the most tightly restricted category reserved for drugs that have “no currently accepted medical use”. Marijuana (cannabis) remains a federally controlled substance. The farming of hemp is now legal and CBD is readily obtainable in most parts of the United States. As of December 4, 2018, 33 states and Washington, DC have passed Legal Medical Marijuana Laws and 10 states and Washington DC have passed Legal Recreational Marijuana Laws. In December 2015, the FDA eased the regulatory requirements to allow researchers to conduct CBD trials. While the trend toward continued legalization of industrial hemp based CBD products is favorable, there is no guarantee that this trend will continue.

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

Our common stock trades on the OTC Pink under the symbol SRCO. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include but are not limited to: (i) actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investor; (ii) changes in financial estimates by us or by any securities analysts who might cover our stock; (iii) speculation about our business in the press or the investment community; (iv) stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; (v) our potential inability to pay back outstanding notes or debentures, or contractual obligations related to the cancellation thereof; (vi) investor perceptions of our respective industries in general and our company in particular; (vii) the operating and stock performance of comparable companies; (viii) general economic conditions and trends; (ix) major catastrophic events; (x) announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; (xi) changes in accounting standards, policies, guidance, interpretation or principles; (xii) sales of our common stock, including sales by our directors, officers or significant stockholders; and (xiii) additions or departures of key personnel.

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

Certain of our securities are subject to variable conversion prices and adjustments. As a result, future conversion of debt into shares of common stock or issuance of new convertible debt may result in significant dilution to our shareholders. There were approximately 959 million potential shares at April 30, 2019. The number of potential shares will likely vary based on fluctuations in the trading price of our stock. We are negotiating potential settlements of debt to reduce the number of potential shares. (SEE ITEM # 3 LEGAL PROCEEDINGS).

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

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock. As of April 30, 2018, we have three series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 555 Fifth Avenue, 14th Floor, New York, NY 10017. We have an agreement for use of office space at this location under a sub-lease which expired July 31, 2018, and continues on a month-to-month basis thereafter. For the year ending April 30, 2019, the rent was $56,150.

ITEM 3. LEGAL PROCEEDINGS

As at April 30, 2019, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. Plaintiff’s motion for summary judgment in lieu of complaint was denied on May 5, 2017. On August 22, 2018, Plaintiff brought a second motion seeking summary judgment on the issue of liability which was denied on March 14, 2019. The Court found that there existed issues of fact warranting a trial. The Company believes the claim is contingent, unliquidated and disputed. There is no assurance that the Company will prevail in this litigation. These liabilities have been recorded in the unaudited condensed consolidated financial statements.

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

	High	Low
Fiscal Year 2019
First quarter (May 1, 2018 – July 31, 2018)	$0.0055	$0.0044
Second quarter (August 1, 2018 – October 31, 2018)	$0.0056	$0.0038
Third quarter (November 1, 2018 – January 31, 2019)	$0.0075	$0.0034
Fourth quarter (February 1, 2019 – April 30, 2019)	$0.0048	$0.0035
Fiscal Year 2018
First quarter (May 1, 2017 – July 31, 2017)	$0.0094	$0.0014
Second quarter (August 1, 2017 – October 31, 2017)	$0.0073	$0.0040
Third quarter (November 1, 2017 – January 31, 2018)	$0.0060	$0.0027
Fourth quarter (February 1, 2018 – April 30, 2018)	$0.0053	$0.0040

Holders

The approximate number of holders of record of our common stock as of April 30, 2019 was 3,066 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2019, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend that may be paid in cash or shares of common stock at our option. As of April 30, 2019 we have not distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2019, there was $10,619 of accrued Series A dividends payable.

As of April 30, 2019 and April 30, 2018 we had no shares of Series B preferred stock outstanding or dividends payable.

As of April 30, 2019 and April 30, 2018 we had 2,960 and 1,170 shares of Series C convertible preferred stock outstanding, respectively. The Series C convertible preferred stock is non dividend paying.

As of April 30, 2019 and April 30, 2018 we had 580 and no shares of Series D convertible preferred stock outstanding, respectively. The Series D convertible preferred stock is non dividend paying.

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

Issuance of restricted preferred units:

During the three months ended April 30, 2019 the Company:

●	issued 194 Units of Series C Convertible Preferred stock upon conversion of $97,000 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 145.79 Units of the Company’s Series D Convertible Preferred stock upon conversion of $146,040 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	issued 20 Units of the Company’s Series C Convertible Preferred stock in exchange for $10,000 of the Company’s subsidiary’s Convertible Preferred stock. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 20 Units of the Company’s Series D Convertible Preferred stock in exchange for $10,000 of the Company’s subsidiary’s Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	Pursuant to terms of agreements, accrued as to be issued 2,000,000 shares of restricted common stock, valued at $8,869.

The issuance of shares of our Series C and Series D Convertible Preferred Units was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. These shares were unissued as of April 30, 2019.

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

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the years ended April 30, 2019 and April 30, 2018 and footnotes found in the Company’s Annual Report on Form 10-K.

RESULTS OF OPERATIONS

For the year ended April 30, 2019, our revenues from continuing operations decreased approximately 14% as compared to the year ended April 30, 2018. We have continued to incur significant expenses, and have sustained significant losses.

Revenues-Continuing Operations

Revenues totaled $384,665 in fiscal 2019 compared to revenues of $446,159 in fiscal 2018, primarily due to a downturn in nationwide motorcycle sales, which effected the utilization of our motorcycle apps and history report purchases, as well as insufficient funds to support an adequate level of sales, marketing and advertising. Other income in fiscal 2019 was $12,741compared with $17,929 in fiscal 2018. Revenues from continuing operations in both fiscal years were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Other income in both fiscal years was comprised primarily of municipal lease fee income.

Cost of Revenue

Cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Costs and Expenses-Continuing Operations

General and administrative expenses were $1,200,471 during the year ended April 30, 2019, compared to $1,242,846 during the year ended April 30, 2018, a decrease of $42,375, or 3.4% primarily due to overall reductions in expense due to management’s efforts to reduce overhead. Expenses incurred during the current fiscal year consisted primarily of the following expenses: Compensation and related costs, $666,115; Accounting, audit and professional fees, $51,620; Consulting fees, $180,069; Rent, utilities and telecommunication expenses $88,933. Expenses incurred during the comparative year ended April 30, 2018 consisted primarily of the following expenses: Compensation and related costs, $637,142; Accounting, audit and professional fees, $167,171; Consulting fees, $195,595; and Rent, utilities and telecommunication expenses $73,510.

Other (income) expense

Other (income) expense is comprised primarily of fees earned by our Municipal Financing program. Net other expense was $823,120 for the year ended April 30, 2019, compared to $1,958,586 for the year ended April 30, 2018, a decrease of $1,135,466 or 57.9%. The decrease results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price, the volatility of our common stock during the reported periods and the addition of warrants and the associated derivative liability.

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

	Fiscal Years Ended
	April 30,	April 30,
	2019	2018

Revenues	$1,356	$33,893
Net loss	$-	$(9,751)

Net Loss

Our net loss attributable to common stockholders for the year ended April 30, 2019 decreased by $1,150,861 or 40.5% to $1,688,960 from a loss of $2,839,821 for the year ended April 30, 2018. This decrease in net loss attributable to common stockholders for the year ended April 30, 2019 was primarily due to the decreased costs and expenses discussed above.

Our net loss per common share (basic and diluted) attributable to common stockholders was $0.003 for the year ended April 30, 2019 and $0.005 for the year ended April 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2019, we had an accumulated deficit of $ 61,915,119 and a total deficit of $12,014,024. We generated a deficit in cash flow from operations of $759,049 for the year ended April 30, 2019. This deficit results primarily from our net loss of $1,670,123, partially offset by noncash expense of $486,934 and an increase of $440,687 in payables and accrued expenses.

We met our cash requirements during the period through proceeds from the issuances of convertible and other notes of $57,800, and we sold common and preferred stock for proceeds of $696,050, we repaid notes in the amount of $7,450 borrowed $12,000 from related parties and repaid related parties $9,950.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At April 30, 2019, we had 7 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

AUDITOR’S OPINION EXPRESSES DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A “GOING CONCERN”

The independent auditors report on our April 30, 2019 and 2018 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended April 30, 2019, we have relied on the services of outside consultants for services and currently have seven full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Revenue Recognition

During the first quarter of 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the cumulative-effect method. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption did not have an impact in our consolidated financial statements, other than the enhancement of our disclosures related to our revenue-generating activities..

The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions.

Revenues from mobile app products and New World Health Brands products are generally recognized upon delivery. Revenues from History Reports are generally recognized upon delivery / download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery. The Company records deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable.

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

New World Health Brands:

Revenues from New World Health Brands products are generally recognized upon delivery.

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

Inventories

The Company’s inventories represent finished goods, consist of products available for sale and are accounted for using the first-in, first-out (FIFO) method and valued at the lower of cost or net realizable value. Inventory consists of finished goods for the Company’s New World Health Brands business.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application for all periods presented. Early adoption is permitted. The Company adopted this standard in the interim period beginning on May 1, 2018. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

These ASUs will became effective for the Company beginning interim period beginning May 1, 2018. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Sparta Commercial Services, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sparta Commercial Services, Inc. (the “Company”) as of April 30, 2019 and 2018, the related consolidated statements of operations, deficit, and cash flows for each of the two years in the period ended April 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Bayville, NJ

July 9, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

	April 30, 2019	April 30, 2018

ASSETS
Current Assets
Cash and cash equivalents	$13	$998
Accounts receivable	3,048	3,853
Inventory	9,761	-
Other current assets	1,827	-
Total Current Assets	14,649	4,851
Property and equipment, net of accumulated depreciation and amortization of $212,905 and $211,311, respectively	357	1,952
Other assets	9,628	9,628
Deposits	9,000	9,000
Total Long Term Assets	18,985	20,580
	$33,634	$25,431

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Bank overdraft	$11,496	$1,882
Accounts payable and accrued expenses	3,971,179	3,533,344
Current portion notes payable net of beneficial conversion feature of $8,633 and $55,662, respectively	4,106,169	4,461,640
Deferred revenue	17,635	20,546
Derivative liabilities	3,496,696	3,502,669
Total Current Liabilities	11,603,175	11,520,081
Loans payable-related parties	432,403	430,353
Total Long Term Liabilities	432,403	430,353
Total liabilities from continuing operations	12,035,578	11,950,434
LIABILITIES FROM DISCONTINUED OPERATIONS	12,080	12,080
Total liabilities	12,047,658	11,962,514

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 2,960 and 1,170 shares issued and outstanding, respectively	2,960	1,170
Preferred stock D, 2,000,000 shares have been designated as Series D, convertible, redeemable preferred stock, $0.001 par value, with a liquidation value of $1.00 per share, each share convertible into 400 shares of common stock, and a redemption value of $1.15 per share, 580 and 0 shares outstanding respectively.	580	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 627,092,904 and 620,862,687 shares issued and outstanding, respectively	627,093	620,863
Common stock to be issued 80,786,511 and 75,786,511, respectively	80,787	75,787
Additional paid-in-capital	48,215,855	46,635,457
Accumulated deficit	(61,915,119)	(60,226,159)
Total deficiency in stockholders’ equity	(12,975,344)	(12,880,382)
Non-controlling interest	961,320	943,299
Total Deficit	(12,014,024)	(11,937,083)
Total Liabilities and Deficit	$33,634	$25,431

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

	Year Ended
	April 30,
	2019	2018
Revenue
Information technology	$384,665	$446,159
Cost of goods sold	29,603	43,262
Gross profit	355,062	402,897

Operating expenses:
General and administrative	1,200,471	1,242,846
Depreciation and amortization	1,594	2,475
Total operating expenses	1,202,065	1,245,321

Loss from operations	(847,003)	(842,424)

Other (income) expense:
Other income	(12,741)	(17,929)
Financing cost	2,189,836	1,572,907
Amortization of debt discount	66,829	303,885
(Gain) loss in changes in fair value of derivative liability	(1,420,804)	99,723
Total other expense	823,120	1,958,586

Net loss from continuing operations	$(1,670,123)	$(2,801,010)

Net loss from discontinued operations	-	(9,751)

Net Loss	(1,670,123)	(2,810,761)

Net (income) loss attributed to Non-controlling interest	(18,073)	(28,296)

Preferred dividend	(764)	(764)

Net loss attributed to common stockholders	$(1,688,960)	$(2,839,821)

Basic and diluted loss per share	$(0.003)	$(0.005)

Basic and diluted loss per share attributed to common stockholders	$(0.003)	$(0.005)

Weighted average shares outstanding	626,189,206	597,876,134

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

	Series A		Series B		Series C		Series D				Common Stock		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2017	125	$12,500	-	$-	-	$-	-	$-	583,273,965	$583,274	23,273,656	$23,274	$45,736,885	(57,386,338)	$915,003	(10,115,402)
Correction													$-	-		-
Sale of common stock											31,296,980	31,297	48,703			80,000
Sale of preferred stock					930	930							464,070			465,000
Shares issued									7,194,220	7,194	(7,255,862)	(7,256)	62			-
Shares issued for financing cost									30,394,502	30,395	5,176,700	5,176	120,423			155,994
Shares issued for conversion of notes and interest					240	240					23,295,037	23,296	265,314			288,850
Preferred dividend														(764)		(764)
Net loss														(2,839,057)	28,296	(2,810,761)
Balance April 30, 2018	125	$12,500	-	$-	1,170	$1,170	-	$-	620,862,687	$620,863	75,786,511	$75,787	$46,635,457	(60,226,159)	$943,299	(11,937,083)
Sale of preferred stock					1,394	1,394							694,656			696,050
Shares issued for financing cost									6,230,217	6,230	5,000,000	5,000	38,570			49,800
Shares issued for conversion of notes and interest					376	376	406	406					723,564			724,346
Shares issued for settlement of accounts payable							124	124					123,626			123,750
Shares issued for conversion of subsidiary preferred					20	20	50	50					(18)		(52)	-
Preferred dividend														(764)		(764)
Net loss														(1,688,196)	18,073	(1,670,123)
Balance April 30, 2019	125	$12,500	-	$-	2,960	$2,960	580	$580	627,092,904	$627,093	80,786,511	$80,787	$48,215,855	(61,915,119)	$961,320	(12,014,024)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended April 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,670,123)	$(2,810,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,595	2,475
(Gain) loss due to change in fair value of derivative liabilities	(1,420,804)	99,723
Amortization of debt discount	66,829	303,885
Non-cash financing cost	1,839,314	1,079,809
Changes in operating assets and liabilities
Accounts receivable	(2,048)	(2,290)
Inventory	(9,761)	-
Other assets	(1,827)	70,776
Accounts payable and accrued expenses	440,687	599,754
Deferred revenue	(2,911)	(1,188)
Net cash used in operating activities	(759,049)	(657,817)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES		-
Bank overdraft	9,614	(81)
Net proceeds from sale of stock	696,050	545,000
Net proceeds from convertible notes	57,800	179,500
Net payments on convertible notes	(7,450)	(77,740)
Net proceeds from related party notes	12,000	14,000
Payments on related party notes	(9,950)	(2,500)
Net cash provided by financing activities	758,064	658,179

Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	-	-
Net Cash flow from discontinued operation	-	-

Net (Decrease) in cash	$(985)	$362

Cash and cash equivalents, beginning of period	$998	$636
Cash and cash equivalents , end of period	$13	$998

Cash paid for:
Interest	$249	$5,679
Income taxes	$700	336

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019 AND 2018

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation serving four markets. Sparta is a technology company that develops, markets and manages business websites and mobile applications (mobile apps) for smartphones and tablets. The Company also owns and manages websites which sell on-demand motorcycle, recreational vehicle, power-sport vehicle and truck title history reports for consumers, retail dealers, auction houses, insurance companies and banks/finance companies. Lastly, since 2007, Sparta has administered leasing programs nationwide for local and/or state agencies seeking to finance municipal vehicles and equipment. The Company also introduced a new business line in the rapidly expanding Hemp-CBD (cannabidiol) market.

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

New World Health Brands, Inc. (NWHB) was formed in April 2019 as a subsidiary and new business line of Sparta Commercial Services, Inc. While anticipating, and with the passing of the 2018 Farm Bill, which resulted in the removal of hemp (CBD) from Schedule 1 of the Controlled Substances Act. Sparta’s management recognized a substantial potential business opportunity in the rapidly expanding Industrial Hemp-CBD (Cannabinol) market in the United States. During 2018-2019, management sourced, developed and lab tested 5 CBD product categories totaling 31 products, procured product packaging, labeling, implemented fulfillment and launched an on-line B to C website, www.newworldhealthcbd.com.

Sparta’s offices are located at 555 Fifth Avenue, 14th Floor, New York, NY 10017, (212) 239-2666. The Company maintains a corporate website at www.spartacommercial.com.

We identify our ongoing information technology business in two reporting groups: mobile apps/websites and vehicle history reports, both of which operate under our wholly owned subsidiary, iMobile Solutions, Inc. The latest product offering, via www.newworldhealthcbd.com, offering a full array of hemp-derived CBD products, is contained in our subsidiary, New World Health Brands, Inc.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019 AND 2018

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

Revenues from mobile app products and New World Health Brands products are generally recognized upon delivery. Revenues from History Reports are generally recognized upon delivery / download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery. The Company records deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable.

The following table presents our revenues disaggregated by revenue source:

	Year Ended April 30,
	2019	2018
Applications	$287,554	$364,942
History Reports	97,111	81,217
	$384,665	$446,159

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

APRIL 30, 2019 AND 2018

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

Inventories

The Company’s inventories represent finished goods, consist of products available for sale and are accounted for using the first-in, first-out (FIFO) method and valued at the lower of cost or net realizable value. Inventory consists of finished goods for the Company’s New World Health Brands business.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019 AND 2018

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

At April 30, 2019 and 2018, 1,039,725,739 potential shares (including 80,786,511 shares to be issued included on the balance sheet) and 892,342,723 potential shares (including 75,786,511 shares to be issued included on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of April 30, 2019 and 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019 AND 2018

Reclassifications

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application for all periods presented. Early adoption is permitted. The Company adopted this standard in the interim period beginning on May 1, 2018. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). This amendment prescribes that an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will become effective for the Company’s annual and interim reporting periods beginning May 1, 2019. The Company will begin evaluating going concern disclosures based on this guidance upon adoption.

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

These ASUs will became effective for the Company beginning interim period beginning May 1, 2018. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019 AND 2018

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

NOTE B – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of April 30, 2019, the Company had an accumulated deficit of $61,915,119 and a working capital deficit (total current liabilities exceeded total current assets) of $11,588,526. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

	Years Ended
	April 30,	April 30,
	2019	2018

Revenues	$1,356	$33,893
Net loss	$-	$(9,751)

As the Company sold its entire portfolio of performing RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the years ended April 30, 2019 and 2018.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019 AND 2018

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

MOTORCYCLES AND OTHER VEHICLES UNDER OPERATING LEASES

Motorcycles and other vehicles under operating leases at April 30, 2019 and 2018:

	April 30,	April 30,
	2019	2018
Motorcycles and other vehicles	$11,040	$11,040
Less: accumulated depreciation	(11,040)	(11,040)
Motorcycles and other vehicles, net of accumulated depreciation	-	-
Less: estimated reserve for residual values	-	-
Motorcycles and other vehicles under operating leases, net	$-	$-

At April 30, 2019, motorcycles and other vehicles have been fully depreciated. Depreciation expense for vehicles for the years ended April 30, 2019 and 2018 was zero and zero, respectively. All of the assets are pledged as collateral for outstanding notes payable.

RETAIL (RISC) LOAN RECEIVABLES

All of the Company’s RISC performing loan receivables were sold in August 2012. As of April 30, 2019 and 2018 the Company had no RISC loans.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the years ending April 30, 2019 and 2018.

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTE PAYABLE

	April 30,	April 30,
	2019	2018

Secured, subordinated individual lender	12,080	12,080
Total	$12,080	$12,080

At April 30, 2019, the note has a maturity due within one year.

NOTE D – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	April 30, 2019	April 30, 2018
Notes convertible at holder’s option	$1,901,866	$2,324,716
Notes convertible at Company’s option	75,700	76,000
Non-convertible notes payable	2,137,236	2,116,586
Subtotal	4,114,802	4,517,302
Less debt discount	(8,633)	(55,662)
Total	$4,106,169	$4,461,640

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value. At April 30, 2019, the Company has reserved 816,556,212 shares (to the extent such shares become available) of its common stock for issuance upon the conversion of debentures.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019 AND 2018

Amortization of debt discount for the years ended April 30, 2019 and 2018 was $66,829 and $303,885, respectively.

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

The change in fair value of the derivative liabilities of convertible notes outstanding at April 30, 2019 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	2.39% to 2.47%
Expected stock price volatility		95%
Expected dividend payout		0
Expected options life in years	Ranging from	0.08 year to 1 year

The change in fair value of the derivative liabilities at April 30, 2018 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	2.04 % to 2.24%
Expected stock price volatility		119% to 136%
Expected dividend payout		0%
Expected options life in years	Ranging from	0.825 year to 1.06 years

Changes in derivative liability during the years ended April 30, 2019 and 2018 were:

	April 30,
	2019	2018
Balance, beginning of year	$3,502,669	$2,533,934
Derivative liability reclassified to additional paid in capital	871,673	(432,556)
Derivative financial liability arising on the issue of convertible notes and warrants	543,158	1,301,568
Fair value adjustments	(1,420,804)	99,723
Balance, end of year	$3,496,696	$3,502,669

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of April 30, 2019 and 2018, aggregated loans payable, without demand and with no interest, to officers and directors were $432,403 and $430,353, respectively.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019 AND 2018

NOTE F – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series

B Preferred Stock with a $10,000 per share liquidation value, 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1 per share liquidation value and 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 shares of Series A Preferred Stock issued and outstanding as of April 30, 2019 and 2018. The Company had no shares of Series B Preferred Stock issued and outstanding as of April 30, 2019 and 2018. The Company had 2,960 and 1,170 shares of Series C Preferred Stock issued and outstanding as of April 30, 2019 and 2018. The Company had 580 and no shares of Series D Preferred Stock issued and outstanding as of April 30, 2019 and 2018. The Company had 627,092,904 and 620,862,687 shares of common stock issued and outstanding as of April 30, 2019 and 2018, respectively. The Company had 80,786,511 and 75,786.511 shares of common classified as to be issued at April 30, 2019 and April 30, 2018, respectively.

Preferred Stock Series A.

The Series A Preferred Stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi-annually in arrears, and is convertible into shares of common stock at the rate of one preferred share into 8.55 shares of common stock. There were no transactions of the Series A Preferred Stock during the years ended April 30, 2019 and 2018.

Accrued dividends payable on the Series A Preferred were $10,619 and $9,855 at April 30, 2019 and 2018, respectively. At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock Series B

On July 24, 2009, the Company designated 1,000 shares as Series B Preferred Stock. The Series B Preferred Stock, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to the Company’s common stock and any other class or series of preferred stock, and junior to all of the Company’s existing and future indebtedness. The Series B Preferred Stock accrues dividends at an annual rate of 10%. Accrued dividends are payable upon redemption of the Series B Preferred Stock. The Company’s common stock may not be redeemed while shares of Series B Preferred Stock are outstanding. The Series B Preferred Stock certificate of designations provides that, without the approval of a majority of the shares of Series B Preferred Stock, the Company cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B Preferred Stock, liquidate, dissolve or wind-up the Company’s business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock. The Series B Preferred Stock have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of the Company’s business. The shares of Series B Preferred Stock are redeemable at the Company’s option on or after the fifth anniversary of the date of its issuance. During the year ended April 30, 2015, pursuant to the terms of the Series B Preferred Stock, the Company redeemed and returned to treasury all shares of Series B Preferred Stock and all shares of to be issued Series B Preferred Stock by exchanging the shares for $2,118,309 of note subscription receivables and $193,011 of interest receivable thereon. Subsequent to this redemption, there were no shares of Series B Preferred Stock outstanding and there were no shares of Series B Preferred Stock payable. There were no transactions of the Series B Preferred Stock during the years ended April 30, 2019 and April 30, 2018.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019 AND 2018

During the year ended April 30, 2019, the Company sold 1,394.1. Units of Series C Preferred Stock for $696,050. The Company exchanged 376 Units of Series C Preferred Stock for $317,596 of the Company’s notes and accrued interest thereon. The Company exchanged 20 Units of Series C Preferred Stock for $10,000 of the Company’s subsidiary’s Series C Convertible Preferred stock. All units consist of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

During the year ended April 30, 2018, the Company sold 930 Units of Series C Convertible stock for $465,000. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share. Also, during the year the Company issued 240 Units of Series C Convertible Preferred Stock upon the conversion of $288,850 of notes payable and accrued interest thereon.

Preferred Stock Series D

In August 2018, the Company authorized a new series of 2,000,000 shares of preferred stock designated as Series D Convertible Preferred Stock, each share having a par value of $0.001 per share. The Series D Preferred Stock shall, upon liquidation, winding-up or dissolution, rank: (a) senior to the Company’s common stock and any other class or series of preferred stock of the Company which by their terms are junior to the Series D Preferred Stock (collectively, together with any warrants, rights, calls or options exercisable for or convertible into such Preferred Stock, the “Junior Shares”); (b) junior to all existing and future indebtedness of the Company; and (c) junior to the Company’s Series A, Series B, and Series C Preferred Stock. The Series D Preferred Stock is not entitled to receive any dividends, has a liquidation value of $1.00 per share, redeemable, after three years from issue, at the Company’s option at $1.15 per share, and each shares of Series D Preferred Stock is convertible at the option of the holder into 400 shares of common stock.

During the year ended April 30, 2019, the Company: exchanged 406 Units of Series D Preferred stock for $406,374 of the Company’s notes and accrued interest thereon, exchanged 124 Units of Series D Preferred stock for $123,750 of the Company’s accounts payable, and issued 50 Units of Series D Preferred stock for $25,000 of the Company’s subsidiary’s Series C Convertible Preferred stock. Each Series D Units consist of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Subsidiary’s Convertible Preferred Stock Series C

The subsidiary has 110 shares of Series C Convertible Preferred, $1.00 par value, authorized and as of April 30, 2019 and 2018 had 7 and 59 shares outstanding, respectively. The shares are convertible at the holder’s option into either 2,222 shares of the subsidiary’s common stock or 2,000 shares of the Company’s common stock. During the year ended April 30, 2019, 50 of the subsidiary’s shares of Series C stock were exchanged for 50 Units of the Company’s Series D Preferred stock and 2 shares of the subsidiary’s Series C stock were exchanged for 20 Units of the Company’s Series C Preferred stock There were no transactions in the subsidiaries Series C Preferred stock during the fiscal year ended April 30, 2018.

Common Stock

During the year ended April 30, 2019, the Company:

●	sold 1,354 shares of Series C Preferred stock for $676,050,
●	pursuant to terms of agreements, accrued as to be issued 5,000,000 shares of restricted common stock, valued at $22,172,
●	pursuant to terms of agreements, issued 6,230,217 shares of restricted common stock, valued at $27,628,
●	issued 20 Units of the Company’s Series C Convertible Preferred stock in exchange for $10,000 of the Company’s subsidiary’s Series C Convertible Preferred stock. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019 AND 2018

●	issued 376 Units of Series C Convertible Preferred stock upon conversion of $317,596 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 406 Units of the Company’s Series D Convertible Preferred stock upon conversion of $405,968 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	issued 124 Units of the Company’s Series D Convertible Preferred stock upon conversion of $123,750 of accounts payable. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	issued 50 Units of the Company’s Series D Convertible Preferred stock in exchange for $25,000 of the Company’s subsidiary’s Series C Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

During the year ended April 30, 2018, the Company:

●	pursuant to terms of agreements, accrued as to be issued 5,176,700 shares of restricted common stock, valued at $21,055,
●	accrued as to be issued, 31,296,960 shares of restricted common stock which had been sold for $80,000,
●	accrued as to be issued, 23,295,037 shares of restricted common stock as a result of conversion of $57,000 of notes payable and accrued interest thereon,
●	pursuant to terms of agreements, issued 30,394,502 shares of restricted common stock, valued at $134,989,
●	issued 7,194,222 shares of restricted common stock which had been classified as to be issued in prior periods.

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

The table below summarizes the fair values of financial liabilities as of April 30, 2019:

		Fair Value Measurement Using
	Fair Value at April 30, 2019	Level 1	Level 2	Level 3
Derivative liabilities	$3,496,696	-	-	$3,496,696

Fair values of financial liabilities as of April 30, 2018 are as follows:

		Fair Value Measurement Using
	Fair Value at April 30, 2018	Level 1	Level 2	Level 3
Derivative liabilities	$3,502,669	-	-	$3,502,669

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019 AND 2018

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

NOTE H – NON-CASH FINANCIAL INFORMATION

During the year ended April 30, 2019, the Company:

●	pursuant to terms of agreements, accrued as to be issued 5,000,000 shares of restricted common stock, valued at $22,172,
●	pursuant to terms of agreements, issued 6,230,217 shares of restricted common stock, valued at $27,628,
●	issued 20 Units of the Company’s Series C Convertible Preferred stock in exchange for $10,000 of the Company’s subsidiary’s Series C Convertible Preferred stock. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 376 Units of Series C Convertible Preferred stock upon conversion of $317,596 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 406 Units of the Company’s Series D Convertible Preferred stock upon conversion of $405,968 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	issued 124 Units of the Company’s Series D Convertible Preferred stock upon conversion of $123,750 of accounts payable. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	issued 50 Units of the Company’s Series D Convertible Preferred stock in exchange for $25,000 of the Company’s subsidiary’s Series C Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

During the year ended April 30, 2018, the Company:

●	pursuant to terms of agreements, accrued as to be issued 5,176,700 shares of restricted common stock, valued at $21,055,
●	accrued as to be issued, 23,295,037 shares of restricted common stock as a result of conversion of $57,000 of notes payable and accrued interest thereon,
●	pursuant to terms of agreements, issued 30,394,502 shares of restricted common stock, valued at $134,989,
●	issued 7,194,222 shares of restricted common stock which had been classified as to be issued in prior periods.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019 AND 2018

NOTE I - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2019 and 2018 consist of the followings:

	2019	2018
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(212,905)	(211,310)
Net property and equipment	$357	$1,952

Depreciation expense related to property and equipment was $1,594 and $2,475 for the years ended April 30, 2019 and 2018, respectively.

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

No options were granted during the fiscal years ended April 30, 2019 and 2018.

The following table summarizes common stock options issued to officers, directors and employees outstanding and the related exercise price.

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0	-	$-	-	$-

Transactions involving stock options issued to officers, directors and employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2017	310,000	$0.50
Granted	-	-
Exercised	-	-
Canceled or expired	(283,333)	0.50
Outstanding at April 30, 2018	26,667	$0.50
Granted	-	-
Exercised	-	-
Canceled or expired	(26,667)	0.50
Outstanding at April 30, 2019	-	$-

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019 AND 2018

Warrants:

During the year ended April 30, 2018, the Company, as part of the issuance of 1,169,950 Units of Series C Convertible Preferred stock, issued an aggregate of 175,532,500 warrants to purchase an aggregate of 175,532,500 shares of common stock. The warrants were initially valued at $753,968 using the Black-Sholes option-pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 103.1% to 291.5%, (3) risk-free interest rate of 1.55% to 2.38%, and (4) expected life of 2 years. The warrants have an exercise price of $0.005.

During the year ended April 30, 2019, the Company, as part of the issuance of 1,790,400 Units of Series C Convertible Preferred Stock issued an aggregate of 268,560,000 warrants to purchase an aggregate of 268,560,000 shares of common stock. The warrants were initially valued at $1,099,534 using the Black-Sholes option-pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 103.1% to 143.7%, (3) risk-free interest rate of 2.34% to 2.86%, and (4) expected life of 2 years. As part of the issuance of 579,880 Units of Series D Convertible Preferred Stock, issued an aggregate of 86,982,000 warrants to purchase an aggregate of 86,982,000 shares of common stock. The warrants initially valued at $294,141 using the Black-Sholes option-pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 103.1% to 143.7%, (3) risk-free interest rate of 2.34% to 2.86%, and (4) expected life of 2 years. The warrants have exercise prices of $0.005 and $0.01 respectively, and are fully vested.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.65	40,000	0.51	$0.65	40,000	$0.65
$0.005	444,052,500	1.28	$0.005	444,052,500	$0.005
$0.01	86,982,000	1.74	$0.01	86,982,000	$0.01

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 2017	230,000	$0.59
Granted	175,492,500	0.005
Exercised	-	-
Canceled or expired	(190,000)	0.46
Outstanding at April 30, 2018	175,532,500	0.0051
Granted	355,542,000	0.0062
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2019	531,074,500	$0.0059

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019 AND 2018

NOTE K - INCOME TAXES

At April 30, 2018 and 2019, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $45,410,591 and $46,876,793, respectively, that may be used to offset future taxable income and expiring through the tax year 2035, subject to certain limitation pursuant to Internal Revenue Code Section 382. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that, the benefits will not be realized.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended April 30,
	2018	2019
Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(11.0)	(11.0)
Permanent differences	23.6	23.6
Change in valuation allowance	21.4	21.4

Provision for income taxes	0.0%	0.0%

Components of deferred tax assets as of April 30, 2018 and 2015 are as follows:

	April 30,
	2018	2019
Noncurrent:
Net operating loss carry forward	$19,980,660	$20,625,789
Valuation allowance	(19,980,660)	(20,625,789)
Net deferred tax asset	$-	$-

The valuation allowance increased by $735,267 and $645,129 during the years ended April 30, 2018 and 2019, respectively.

NOTE L - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired on July 31, 2018, and continues on a month-to-month basis thereafter. The monthly base rent is $4,800.

Rent expense was $56,150 and $49,250 for the years ended April 30, 2019 and 2018, respectively.

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

The Company entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens, our Chief Executive Officer. The employment is for a term of five years. The employment term is to be automatically extended for one five-year period, and additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. The agreement was automatically extended for one year on July 12, 2019. He is entitled to six weeks of paid vacation per year, and health insurance, short-term and long-term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He did not receive any equity compensation as part of this agreement.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019 AND 2018

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of April 30, 2019, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. Plaintiff’s motion for summary judgment in lieu of complaint was denied on May 5, 2017. On August 22, 2018, Plaintiff brought a second motion seeking summary judgment on the issue of liability which was denied on March 14, 2019. The Court found that there existed issues of fact warranting a trial.The Company believes the claim is contingent, unliquidated and disputed.

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

Subsequent to the engagement of Boyle, the Company requested Boyle to audit the financial statements for the Company’s fiscal years ended April 30, 2019, 2018 and 2017, which audits had not been done by RBSM LLP.

ITEM 9.01 - FINANCIAL STATEMENTS AND EXHIBITS

(a) Financial Statements of Business Acquired. N/A

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2019 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2019, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day-to-day operations;
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2019. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2019 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fiscal year ended April 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of April 30, 2019.

Name	Age	Position
Anthony L. Havens	65	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kristian Srb	64	Director
Jeffrey Bean	66	Director
Richard P. Trotter	76	Chief Operating Officer
Sandra L. Ahman	56	Vice President, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta’s executive officers, directors, and persons who beneficially own more than ten percent of Sparta’s common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta’s common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2019, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended April 30, 2019 (“Named Executive Officers”).

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)(a)	($)	($)	($)	($)(b)	($)

Anthony L. Havens	2019	280,000		-	-		280,000
Chief Executive Officer	2018	280,000		-	-		280,000

Richard P. Trotter	2019	100,000	-	-	-	-	100,000
Chief Operating Officer	2018	100,000	-	-	-	-	100,000

(a)	For Mr. Havens includes accrued, unpaid net salary of $35,917 and $57,033 at year end 2019 and 2018 respectively. For Mr. Trotter, includes accrued; unpaid net salary of $77,400 and $77,400 at year end 2019 and 2018, respectively
(b)	This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000.

In general, compensation payable to a Named Executive Officer consists of a base salary, a stock or stock option award, and may include a cash bonus. During our 2018 fiscal year, we had in effect a written employment agreement with the Mr. Havens. Our compensation system has generally not been tied to performance-based conditions other than the passage of time.

Employment Agreement with CEO

We entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens who serves as our Chief Executive Officer. The agreement was for an initial term of five years, and provided for automatic extensions for one five-year period and for additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. The agreement was automatically extended for one year in July 2019. His base salary is at an annual rate of $280,000. He is entitled to defer a portion of his base salary each year. He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors. He is entitled to a $1,000,000 term insurance policy. He is entitled to six weeks of paid vacation per year, health insurance, short term and long-term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies. If terminated, he is entitled to three months of severance for up to six months of service for each year of employment, plus full participation in all standard employee benefits during the period of severance payments. The employment agreement provides for termination for cause. If he resigns for good reason or is terminated without cause within twelve months after a change in control, he is entitled to receive an additional lump sum payment equal to the greater of the severance payment or the balance of his base salary for the remaining employment term, continued coverage under any welfare benefits plans for two years, and full vesting of any account balance under a 401(k) plan. For purposes of the employment agreement, a change in control refers to:

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as at April 30, 2019.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Anthony L. Havens	0				0	-
Sandra L. Ahman	0				0	-
Richard P. Trotter	0				0	-

Compensation of Directors

In fiscal 2019, non-employee directors received no compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of April 30, 2019.

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

Plans in the Shareholder Approved Category

In July 2004, we adopted our 2005 Stock Incentive Compensation Plan (the “2005 Plan”). The 2005 Plan authorizes our Board of Directors to grant securities, including stock options, to employees, directors and others, in the aggregate amount of 113,334 shares of common stock. Securities issued under the plan may be stock awards, non-qualified options, incentive stock options, or any combination of the foregoing. In general, stock options granted under the plan have a maximum duration of ten years from the date of the grant and are not transferable. The per share exercise price of any incentive stock option granted under the plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over ten percent or more of our capital stock are granted at 110% of fair market value of the underlying common stock on the date of grant and expire five years after the date of grant. No awards may be granted after July 1, 2014. In June 2015, four employees agreed to exchange 3,999 options exercisable at $7.50 per share and 28,667 options exercisable at $ 1.65 per share for 113,334 shares of the Company’s common stock, valued at $77,460. The shares will vest as follows: 37,780 shares on June 30, 2014; 37,777 shares on June 30, 2015; and 37,777 shares on June 30, 2018. Only 31,780 shares of the initial 37,780 shares were issued during the year ended April 30, 2015.

As of April 30, 2019, no options to purchase shares of common stock were outstanding under the 2005 plan.

Plans Not in the Shareholder Approved Category

In May 2009, the Company’s Board of Directors authorized a 2009 Consultant Stock Plan covering 133,334 shares of the Company’s common stock for purposes of compensation of certain consultants. Effective June 12, 2013 the Plan was amended to increase the authorized number of shares by 500,000 bringing the total number of authorized shares to 633,333. During the fiscal year ended April 30, 2019, no shares were issued under the plan.

In October 2014, the Company’s Board of Directors approved the “2014 Equity Incentive Plan” authorizing the issuance of up to 3,000,000 shares of the Company’s common stock or common stock purchase options. The purpose of the 2014 Equity Incentive Plan (the “2014 Plan”) is to advance the interests of Sparta Commercial Services, Inc. (the “Company”) and its shareholders by enabling the Company and its Subsidiaries to attract and retain persons of ability to perform services for the Company and its Subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The shares underlying the 2014 Plan were registered on Form S-8 with the Securities and Exchange Commission on November 3, 2014. During the fiscal year ended April 30, 2019, no shares of common stock were issued under the 2014 Plan.

Common Stock

The table below sets forth information regarding the beneficial ownership of our common stock as of July 31, 2019 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

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

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	259,118	≤1%
Kristian Srb	398,944	≤1%
Jeffrey Bean	103,614	≤1%
Richard P. Trotter (2)	67,588	≤1%
Sandra L. Ahman	7,685	≤1%
All current directors and named officers as a group (5 in all)	836,949	≤1%

(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 555 Fifth Avenue, 14thFloor. New York, NY 10017.
(1)	Excludes approximately 50,000 shares of common stock owned by Mr. Havens’ son held in an irrevocable trust account. Mr. Havens is not the trustee for his son’s trust account, and does not have the sole or shared power to vote or direct the vote of such shares. Mr. Havens disclaims beneficial ownership of such shares held in his son’s trust account.
(2)	Includes 1,667 vested shares and 44,445 shares held by The Richard and Kay Trotter Trust Established March 18, 2009. Includes 21,476 shares to be issued to Mr. Trotter in lieu of salary. Includes 53,550 vested stock options, all exercisable at $0.500 per share until May 12, 2019.

Changes in Control

Other than outstanding convertible securities, we do not have any arrangements that may result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with our Directors during the fiscal years ended April 30, 2019 and 2018. As of April 30, 2019, we owed Mr. Srb $395,643 and Ms. Ahman $36,760.

Director Independence

None of our directors, other than Kristian Srb and Jeffrey Bean, is deemed an independent director. For purposes of determining independence, we are applying the independence standards of the NASDAQ Stock Market LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Boyle CPA, LLC, our principal independent registered public accounting firm, during the fiscal years ended April 30, 2019 and 2018 were $16,000 and $16,000, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2019 and 2018 were $0. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2019 and 2018 were $4,000 and $4,000, respectively. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services our principal independent registered public accounting firm for the fiscal years ended April 30, 2019 and 2018.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm. All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2019 and 2018 were pre-approved. The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor’s provision of audit and non-audit services was compatible with maintaining the auditor’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as a part of this report:

(1)  Index to Condensed Consolidated Financial Statements

Report of Registered Independent Certified Public Accounting Firm

Condensed Consolidated Balance Sheets as of April 30, 2019 and 2018

Condensed Consolidated Statements of Losses for the years ended April 30, 2018 and 2015

Condensed Consolidated Statement of Deficit for the two years ended April 30, 2018

Condensed Consolidated Statements of Cash Flows for the years ended April 30, 2018 and 2015

Notes to Condensed Consolidated Financial Statements

(2) Index to Financial Statement Schedules

Not required.

(3) Index to Exhibits

Exhibit Number	Description of Exhibit
3(i)(1)	Articles of Incorporation of Tomahawk Oil and Minerals, Inc. (Incorporated by reference to Exhibit 3(i) (1) of Form 10-KSB filed on August 13, 2004)
3(i)(2)	Certificate of Amendment of Articles of Incorporation, November 1983 (Incorporated by reference to Exhibit 3(i) (2) of Form 10-KSB filed on August 13, 2004)
3(i)(3)	Certificate of Amendment of Articles of Incorporation for name change, August 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on August 27, 2004)
3(i)(4)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on September 17, 2004)
3(i)(5)	Certificate of Amendment of Articles of Incorporation for decrease in authorized capital, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on December 23, 2004)
3(i)(6)	Certificate of Designation for Series A Redeemable Preferred Stock, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2005)
3(i)(7)	Certificate of Designation for Series B Preferred Stock (Incorporated by reference to Exhibit B to Preferred Stock Purchase Agreement, dated as of July 29, 2009 (see Exhibit 10.21 below)
3(i)(8)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 21, 2009 (Incorporated by reference to Exhibit 3(i)(8) of Form S-1 filed on October 2, 2009)
3(i)(9)	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 5.03(i) of Form 8-K filed on November 19, 2009)
3(i)(10)	Certificate of Designation of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 14, 2018)
3(ii)(1)	By-laws (Incorporated by reference to Exhibit 3(ii) (1) of Form 10-KSB filed on August 13, 2004)
3(ii)(2)	By-laws Resolution (Incorporated by reference to Exhibit 3(ii) (2) of Form 10-KSB filed on August 13, 2004)
3(ii)(3)	Board of Directors Resolutions amending By-laws (Incorporated by reference to Exhibit 3(ii) of Form 10-QSB filed on December 15, 2004)
10.1+	Form of Employment Agreement with Anthony Havens (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on August 13, 2004)
10.2+	2005 Stock Incentive Compensation Plan (Incorporated by reference to Exhibit 4 of Form 10-KSB filed on August 13, 2004)
10.3	2010 Consultant Stock Plan (Incorporated by reference to Exhibit 99.1 of Form S-8 filed on May 12, 2009)
10.4	Form of Convertible Note (Incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 2015)
12**	2014 Equity Incentive Plan
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of Form 10-K filed on August 15, 2011)
16.0	Changes in Registrants’ Certifying Accountant (Incorporated by reference to Form 8-K filed on October 31, 2018)
21.1*	List of Subsidiaries
23.1*	Consent of Boyle CPA, LLC
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

