Form 10-Q
period 2019-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-07-09
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One )

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

(212) 239-2666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $.001 par value	SRCO	Pink Open Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 504 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

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

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2019	April 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,046	$13
Accounts receivable	5,394	3,048
Inventory	22,612	9,761
Other current assets	1,827	1,827
Total Current Assets	44,879	14,649
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $212,905, respectively	-	357
Other assets	9,628	9,628
Deposits	9,000	9,000

Total assets	$63,507	$33,634

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Bank overdraft	$-	$11,496
Accounts payable and accrued expenses	3,778,472	3,971,179
Current portion notes payable net of discount of $1,808 and $8,633, respectively	4,090,994	4,106,169
Deferred revenue	16,389	17,635
Derivative liabilities	5,243,304	3,496,696
Total Current Liabilities	13,129,159	11,603,175
Loans payable-related parties	432,403	432,403
Total Long Term Liabilities	432,403	432,403
Total liabilities from continuing operations	13,561,562	12,035,578
LIABILITIES FROM DISCONTINUED OPERATIONS	12,080	12,080
Total liabilities	13,573,642	12,047,658

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 3,258and 2,960 shares issued and outstanding, respectively	3,258	2,960
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 750 and 580 shares issued and outstanding, respectively	705	580
Common stock, $0.001 par value; 750,000,000 shares authorized, 627,092,904 and 627,092,904 shares issued and outstanding, respectively	627,093	627,093
Common stock to be issued 81,786,511 and 80,786, 511, respectively	81,787	80,787
Additional paid-in-capital	48,463,386	48,215,855
Accumulated deficit	(63,663,442)	(61,915,119)
Total deficiency in stockholders’ equity	(14,474,713)	(12,975,344)
Non-controlling interest	964,578	961,320
Total Deficit	(13,510,135)	(12,014,024)
Total Liabilities and Deficit	63,507	$33,634

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

(UNAUDITED)

	Three Months Ended
	July 31,
	2019	2018
Revenue
Information technology	$72,967	$103,667
New World Health Brands	12,262	-
Total revenue	85,229	103,667
Cost of goods sold	(14,787)	(11,761)
Gross profit	70,442	91,906

Operating expenses:
General and administrative	224,709	314,366
Depreciation and amortization	357	618
Total operating expenses	225,066	314,984

Loss from operations	(154,624)	(223,078)

Other (income) expense:
Other income	(1,200)	(1,850)
Forgiveness of debt	(311,127)	-
Financing cost	212,632	503,915
Amortization of debt discount	6,825	28,133
Loss in changes in fair value of derivative liability	1,682,995	(1,198,706)
Total other (income) expense	1,590,125	(668,508)

Income (loss) from continuing operations	$(1,744,749)	$445,430

Loss from discontinued operations	-	-

Net income (loss)	(1,744,749)	445,430

Net income (loss) attributed to non-controlling interest	(3,383)	(5,642)

Preferred dividend	(191)	(191)

Net income (loss) attributed to common stockholders	$(1,748,323)	$439,597

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$0.00
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	-	-
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$0.00

Weighted average shares outstanding	627,092,904	623,566,356

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2019

(UNAUDITED)

	Series A		Series B		Series C		Series D Shares to be				Common Stock		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		issued		Common Stock		to be issued		Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2019	125	$12,500	-	$-	2,960	$2,960	580	$580	627,092,904	$627,093	80,786,511	$80,787	$48,215,855	(61,915,119)	$961,320	(12,014,024)
Sale of common stock																-
Sale of preferred stock					206	206							102,794			103,000
Shares issued for conversion of notes and interest					92	92							45,737			45,829
Shares issued for settlement of accounts payable											1,000,000	1,000	99,000			100,000
Shares issued for conversion of subsidiary preferred					-		125	125							(125)	-
Net loss														(1,748,323)	3,383	(1,744,940)
Balance July 31, 2019	125	$12,500	-	$-	3,258	$3,258	705	$705	627,092,904	$627,093	81,786,511	$81,787	$48,463,386	(63,663,442)	$964,578	(13,510,135)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

(UNAUDITED)

	Three Months Ended
	July 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,744,749)	$445,430
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357	618
(Gain) loss from change in fair value of derivative liabilities	1,682,995	(1,198,706)
Amortization of debt discount	6,825	28,133
Non-cash financing cost	63,616	503,915
Forgiveness of debt	(311,127)	-
Changes in operating assets and liabilities
Accounts receivable	(2,346)	(21)
Inventory	(12,851)	-
Accounts payable and accrued expenses	244,055	121,951
Deferred revenue	(1,246)	1,787
Net cash used in operating activities	(74,471)	(96,893)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(11,496)	-
Proceeds from sale of stock	103,000	212,500
Proceeds from notes payable	-	20,800
Payments on notes payable	(2,000)	(3,450)
Proceeds from related party notes	-	-
Net cash provided by financing activities	89,504	229,850

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	-
Net cash flow from discontinued operation	-	-

Net (decrease) increase in cash	15,033	132,957

Cash and cash equivalents, beginning of period	13	(884)
Cash and cash equivalents, end of period	$15,046	$132,073

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

 See Note H for non-cash investing and financing activities. See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

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

New World Health Brands, Inc. (NWHB) was formed in April 2019 as a subsidiary and new business line of Sparta Commercial Services, Inc. While anticipating, and with the passing of the 2018 Farm Bill, which resulted in the removal of hemp (CBD) from Schedule 1 of the Controlled Substances Act. Sparta’s management recognized a substantial potential business opportunity in the rapidly expanding Hemp-CBD (Cannabinol) market in the United States. During 2018-2019, management sourced, developed and tested 5 CBD product categories totaling 31 products, procured product packaging, labeling, implemented fulfillment and launched an on-line B to C website, www.newworldhealthcbd.com.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2019 and for the three month periods ended July 31, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2019 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the three months ended July 31, 2019 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2020.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

(Unaudited)

The condensed consolidated balance sheet as of April 30, 2019 contained herein has been derived from the audited consolidated financial statements as of April 30, 2019, but do not include all disclosures required by the U.S. GAAP.

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

JULY 31, 2019

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

Inventories

The Company’s inventories represent finished goods, consist of products available for sale and are accounted for using the first-in, first-out (FIFO) method and valued at the lower of cost or net realizable value. Inventory consists of finished goods for the Company’s New World Health business.

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

At July 31, 2019 and 2018, 3,949,236,328 potential shares (including 81,786,511 shares to be issued on the balance sheet) and 782,978,904 potential shares (including 75,786,511 shares to be issued included on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

(Unaudited)

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2019 and April 30, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recent Accounting Pronouncements-

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. The Company adopted Topic 842 effective May 1, 2019 using a modified retrospective method and will not restate comparative periods. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our unaudited condensed consolidated financial statements.

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of July 31, 2019, the Company had an accumulated deficit of $63,663,442 and a working capital deficit (total current liabilities exceeded total current assets) of $13,084,280. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

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

Three Months Ended
	July 31,	July 31
	2019	2018

Revenues	$-	$-
Net gain (loss)	$-	$-

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTE PAYABLE

	July 31,	April 30,
	2019	2019

Secured, subordinated individual lender	12,080	12,080
Total	$12,080	$12,080

At July 31, 2019 and April 30, 2019, the note has a maturity due within one year. We make payments on the note as we collect on the underlying leases and loans.

NOTE D – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	July 31, 2019	April 30, 2019
Notes convertible at holder’s option	$1,901,866	$1,901,866
Notes convertible at Company’s option	75,700	75,700
Non-convertible notes payable	2,115,236	2,137,236
Subtotal	4,082,802	4,114,802

Less debt discount	(1,808)	(8,633)
	$4,090,994	$4,106,169

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

(Unaudited)

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value. At July 31, 2019 the Company has reserved 238,630,500 shares of its common stock for issuance upon the conversion of debentures.

Amortization of debt discount for the three month periods ended July 31, 2019 and 2018 was $6,825 and $90,393, respectively.

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

The change in fair value of the derivative liabilities at July 31, 2019 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	1.83% to 2%
Expected stock price volatility	Ranging from	118% to 187%
Expected dividend payout		0%
Expected life in years	Ranging from	0.25 year to 2.0	Years

The change in fair value of the derivative liabilities of convertible notes outstanding at July 31, 2018 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	2.12% to 2.44%
Expected stock price volatility			83% to 105%
Expected dividend payout			0%
Expected life in years	Ranging from	0.321 year to 1.0	year

During the three months ended July 31, 2019 and 2018, the Company recorded a (loss) of $1,748,323 and a net income of $439,597, respectively, related to the change in value of the derivative liabilities.

Changes in derivative liability during the three months ended July 31, 2019 and 2018 were:

	July 31,
	2019	2018
Balance, beginning of year	$3,496,696	$2,681,102
Derivative liability extinguished	-	-
Derivative financial liability arising on the issuance of convertible notes and warrants	63,613	-
Fair value adjustments	1,682,995	(766,902)
Balance, end of period	$5,243,304	$1,914,200

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

(Unaudited)

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2019 and April 30, 2019, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $432,403 and $432,403, respectively.

NOTE F – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1 per share liquidation value and 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 shares of Series A preferred stock issued and outstanding as of July 31, 2019 and April 30, 2019. The Company had no shares of Series B preferred stock issued and outstanding as of July 31, 2019 and April 30, 2019. The Company had 3,262 and 2,960 shares of Series C preferred stock issued and outstanding as of July 31, 2019 and April 30, 2019. The Company had 705 and 580 shares of Series D preferred stock issued and outstanding as of July 31, 2019 and April 30, 2019. The Company had 627,092,904 and 627,092,904 shares of common stock issued and outstanding as of July 31, 2019 and April 30, 2019, respectively. The Company had 81,786,511 and 80,786,511 shares of common classified as to be issued at July 31, 2019 and April 30, 2019.

Preferred Stock

During the three months ended July 31, 2019, the Company:

Sold 206 Units C Convertible Preferred stock for $103,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 92 Units C Convertible Preferred stock upon the conversion of $45,829 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 125 Units D Convertible Preferred stock upon the conversion of $125,000 of the Company’s subsidiary’ preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

During the three months ended July 31, 2018, the Company:

Sold 429 Units C Convertible Preferred stock for $212,500. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Common Stock

During the three months ended July 31, 2019, the Company:

Accrued to be issued 1,000,000 shares of restricted common stock in consideration of the cancellation of $311,127 of accounts payable.

During the three months ended July 31, 2018, the Company:

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

(Unaudited)

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

The table below summarizes the fair values of financial liabilities as of July 31, 2019:

		Fair Value Measurement Using
	Fair Value at July 31, 2019	Level 1	Level 2	Level 3
Derivative liabilities	$5,243,304	-	-	$5,243,304

Fair values of financial liabilities as of April 30, 2019 are as follows:

		Fair Value Measurement Using
	Fair Value at April 30, 2019	Level 1	Level 2	Level 3
Derivative liabilities	$3,496,696	-	-	$3,496,696

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

NOTE H – NON-CASH INVESTING AND FINANCING INFORMATION

During the three months ended July 31, 2019, the Company:

Issued 92Units C Convertible Preferred stock upon the conversion of $45,829 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 125 Units D Convertible Preferred stock upon the conversion of $125,000 of the Company’s subsidiary’ preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Accrued to be issued 1,000,000 shares of restricted common stock in consideration of the cancellation of $311,127 of accounts payable.

During the three months ended July 31, 2018, the Company:

●	pursuant to the terms of agreements, issued 6,230,217 shares of restricted common stock, valued at $30,000.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

(Unaudited)

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired on July 31, 2018, and continues on a month-to-month basis thereafter. The monthly base rent is $4,800.

Rent expense was $13,550 and $13,250 for the three month periods ended July 31, 2019 and 2018, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of July 31, 2019, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited consolidated financial statements and explanatory notes for the year ended April 30, 2019 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

General Overview

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation serving three markets. Sparta is a technology company that develops, markets and manages business mobile applications (mobile apps) for smartphones and tablets. The Company also owns and manages websites which sell on-demand motorcycle, recreational vehicle, power-sport vehicle and truck title history reports for consumers, retail dealers, auction houses, insurance companies and banks/finance companies. Lastly, since 2007, Sparta has administered leasing programs for local and/or state agencies seeking to finance municipal vehicles and essential equipment. The Company also introduced a new business line in the rapidly expanding Hemp-CBD (cannabidiol) market.

In 2019, the Company changed the name of its majority-owned subsidiary Specialty Reports, Inc., to iMobile Solutions, Inc. The new name reflects the Company’s strategic evolution and focus on the fast-growing mobile application market.

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

New World Health Brands, Inc. (NWHB) was formed in April 2019 as a subsidiary and new business line of Sparta Commercial Services, Inc. While anticipating, and with the passing of the 2018 Farm Bill, which resulted in the removal of hemp (CBD) from Schedule 1 of the Controlled Substances Act. Sparta’s management recognized a substantial potential business opportunity in the rapidly expanding Hemp-CBD (Cannabinol) market in the United States. During 2018-2019, management sourced, developed and tested 5 CBD product categories totaling 31 products, procured product packaging, labeling, implemented fulfillment and launched an on-line B to C website, www.newworldhealthcbd.com.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended July 31, 2019 to the Three Months Ended July 31, 2018

For the three months ended July 31, 2019 and 2018, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $85,229 during the three months ended July 31, 2019 as compared to $103,677 during the three months ended July 31, 2018, a decrease of $30,700 or 29.6%, primarily due to a downturn in nationwide motorcycle sales, which effected the utilization of our motorcycle apps and history report purchases, as well as insufficient funds to support an adequate level of sales, marketing and advertising. Revenues from continuing operations in both periods were from the sale of vehicle history reports, mobile apps and monthly mobile app service fees. Revenues for the July 31, 2019 period also included New World Health Brands.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports and cost of goods purchased for New World Health Brand products. Cost of revenue was $14,787 during the three months ended July 31, 2019 as compared to $11,761 during the three months ended July 31, 2018. This $3,026 or 25.7% increase was due to New World Health Brands product line.

Operating Expenses

General and administrative expenses were $224,709 during the three months ended July 31, 2019, compared to $314,366 during the three months ended July 31, 2019, a decrease of $89,657 or 28.5%, primarily due to overall reductions in expense due to management’s efforts to reduce overhead. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $151,4314; Accounting, audit and professional fees, $17,130; Consulting fees, $7,134 and Rent, utilities and telecommunication expenses $22,244. Expenses incurred during the comparative three month period in 2018 consisted primarily of the following expenses: Compensation and related costs, $171,971; Accounting, audit and professional fees, $7,640; Consulting fees, $64,000; and Rent, utilities and telecommunication expenses $18,161.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Other loss was $1,590,125 for the three months ended July 31, 2019, compared to net other income of $668,508 for the three months ended July 31, 2018, an increase in net other expense of $2,258,633 or 337.9%. The increase results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from our borrowing activities, addition of warrant derivative liabilities and the changes in our stock price and the volatility of our common stock during the reported periods. These increases were partially offset by $311,127 of debt forgiveness.

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

Three Month Periods Ended
	July 31,	July 31,
	2019	2018

Revenues	$-	$-
Net gain (loss)	$-	$-

Net income (loss)

Our net loss attributable to common stockholders for the three months ended July 31, 2019 increased by $2,187,920 or 497.7% to $1,748,323 from a gain of $439,597 for the three months ended July 31, 2018. This increase in net loss attributable to common stockholders for the three months ended July 31, 2019 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2019, we had an accumulated deficit of $63,663,442 and a total deficit for the three months of $13,510,135. We generated a deficit in cash flow from operations of $74,471 for the three months ended July 31, 2019. This deficit results primarily from our net loss of $1,744,749, partially offset by noncash expense of $1,442,308 and an increase of $244,056 in accounts payables and accrued expenses.

We met our cash requirements during the period through proceeds from the sale of preferred stock for proceeds of $103,000, and we repaid notes in the amount of $2,000.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At July 31, 2019, we had 7 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2019 and 2018 consolidated financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

New World Health Brands (“NWHB”):

Revenues from NWHB products are generally recognized upon delivery.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2019 and April 30, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of July 31, 2019, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended July 31, 2019 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As at July 31, 2019, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

The Company has received notices dated April 1, 2016, May 13, 2016 and July 22, 2016 from two lenders claiming defaults relating to conversion requests of $8,365 principal and $643 interest and $5,000 principal, with regard to notes in the total amounts of $55,125 and $27,500, respectively, which the Company has refused to process and believes it has defenses in that regard. The company believes these claims are contingent, unliquidated and disputed. There can be no assurance that the Company would prevail should litigation with regard to any of these requests occur. These liabilities have been recorded in the unaudited condensed consolidated financial statements. Maybe should say audited?

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. Plaintiff’s motion for summary judgment in lieu of complaint was denied on May 5, 2017. On August 22, 2018, Plaintiff brought a second motion seeking summary judgment on the issue of liability which was denied on March 14, 2019. The Court found that there existed issues of fact warranting a trial. The Company believes the claim is contingent, unliquidated and disputed. There is no assurance that the Company will prevail in this litigation. These liabilities have been recorded in the unaudited condensed consolidated financial statements. Maybe should say audited?

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

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or which are currently deemed immaterial may also impair our business operations. A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2019, and is incorporated herein by reference.

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

Sales of Preferred Stock:

During the three months ended July 31, 2019 the Company

●	Sold 206 Units C Convertible Preferred stock for $103,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

●	Issued 92 Units C Convertible Preferred stock upon the conversion of $45,829 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

●	Issued 125 Units D Convertible Preferred stock upon the conversion of $125,000 of the Company’s subsidiary’ preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Issuance of common shares upon pursuant to debt forgiveness:

Accrued to be issued 1,000,000 shares of restricted common stock in consideration of the cancellation of $311,127 of accounts payable.

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

