Form 10-Q
period 2019-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-07-09
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2019	April 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$476	$13
Accounts receivable	9,501	3,048
Inventory	44,433	9,761
Other current assets	11,805	1,827
Total Current Assets	66,215	14,649
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $212,905, respectively	-	357
Other assets	9,628	9,628
Deposits	9,000	9,000

Total assets	$84,843	$33,634

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Bank overdraft	$-	$11,496
Accounts payable and accrued expenses	3,908,283	3,971,179
Current portion notes payable net of discount of $833 and $8,633, respectively	4,138,469	4,106,169
Deferred revenue	15,572	17,635
Derivative liabilities	4,014,508	3,496,696
Total Current Liabilities	12,076,832	11,603,175
Loans payable-related parties	432,403	432,403
Total Long Term Liabilities	432,403	432,403
Total liabilities from continuing operations	12,509,235	12,035,578
LIABILITIES FROM DISCONTINUED OPERATIONS	12,080	12,080
Total liabilities	$12,521,315	$12,047,658

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 3,650 and 2,960 shares issued and outstanding, respectively	3,650	2,960
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 750 and 580 shares issued and outstanding, respectively	720	580
Common stock, $0.001 par value; 750,000,000 shares authorized, 627,092,904 and 627,092,904 shares issued and outstanding, respectively	627,093	627,093
Common stock to be issued 81,786,511 and 80,786,511, respectively	81,787	80,787
Additional paid-in-capital	48,658,994	48,215,855
Accumulated deficit	(62,790,260)	(61,915,119)
Total deficiency in stockholders’ equity	(13,405,516)	(12,975,344)
Non-controlling interest	969,044	961,320
Total Deficit	(12,436,472)	(12,014,024)
Total Liabilities and Deficit	$84,843	$33,634

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Revenue
Information technology	$77,674	$106,325	$150,641	$209,992
New World Health Brands	17,114	-	29,376	-
Total Revenue	94,788	106,325	180,017	209,992
Less Cost of goods sold	16,884	5,938	31,671	17,699
Gross profit	77,904	100,387	148,346	192,293

Operating expenses:
General and administrative	279,006	304,915	503,715	619,281
Depreciation and amortization	-	619	357	1,237
Total operating expenses	279,006	305,534	504,072	620,518

Loss from operations	(201,102)	(205,147)	(355,726)	(428,225)

Other (income) expense:
Other income	(1,093)	(5,767)	(2,293)	(7,617)
Forgiveness of debt	-	-	(311,127)	-
Financing cost	311,626	829,366	524,258	1,333,281
Amortization of debt discount	975	22,552	7,800	50,685
Loss (gain) in changes in fair value of derivative liability	(1,390,298)	483,656	292,697	(715,050)
Total other (income) expense	(1,078,790)	1,329,807	511,335	661,299

Income (loss) from continuing operations	$877,688	$(1,534,954)	$(867,061)	$(1,089,524)

Loss from discontinued operations	-	-	-	-

Net income (loss)	877,688	(1,534,954)	(867,061)	(1,089,524)

Net income attributed to non-controlling interest	(4,481)	(6,199)	(7,864)	(11,841)

Preferred dividend	(191)	(191)	(382)	(382)

Net income (loss) attributed to common stockholders	$873,016	$(1,541,344)	$(875,307)	$(1,101,747)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	$0.00	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	-	-	-	-
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	627,092,904	627,092,904	627,092,904	625,349,006

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019

(Unaudited)

	Series A		Series B		Series C		Series D				Common Stock		Additional		Non-
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2019	125	$12,500	-	$-	2,960	$2,960	580	$580	627,092,904	$627,093	80,826,511	$80,787	$48,215,855	(61,915,119)	$961,320	(12,014,024)
Sale of preferred stock					206	206							102,794			103,000
Shares issued																-
Shares issued for financing cost																-
Shares issued for conversion of notes and interest					92	92							45,737			45,829
Shares issued for settlement of accounts payable											1,000,000	1,000	99,000			100,000
Shares issued for conversion of subsidiary preferred							125	125							(125)	-
Preferred dividend																-
Net loss														(1,747,966)	3,383	(1,744,583)
Balance July 31, 2019	125	$12,500	-	$-	3,258	$3,258	705	$705	627,092,904	$627,093	81,826,511	$81,787	$48,463,386	(63,663,085)	$964,578	(13,509,778)
Sale of preferred stock					392	392							195,608			196,000
Shares issued for conversion of subsidiary preferred							15	15							(15)	-
Preferred dividend														(191)		(191)
Net loss														873,016	4,481	877,497
Balance October 31, 2019	125	$12,500	-	$-	3,650	$3,650	720	$720	627,092,904	$627,093	81,826,511	$81,787	$48,658,994	$(62,790,260)	$969,044	$(12,436,472)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019

(Unaudited)

	Six Months Ended
	October 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(867,061)	$(1,089,524)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	357	1,237
Gain from change in fair value of derivative liabilities	292,697	(715,050)
Amortization of debt discount	7,800	50,685
Non-cash financing cost	225,115	1,027,564
Forgiveness of debt	(311,127)	-
Changes in operating assets and liabilities
Accounts receivable	(6,453)	(1,845)
Inventory	(34,672)	-
Other assets	(9,978)
Accounts payable and accrued expenses	373,844	330,332
Deferred revenue	(2,063)	(1,424)
Net cash used in operating activities	(331,541)	(398,025)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(11,496)	(6)
Proceeds from sale of stock	299,000	376,000
Proceeds from notes payable	50,000	20,800
Payments on notes payable	(5,500)	(6,450)
Proceeds from related party notes	-	12,000
Payments on related party notes	-	(3,952)
Net cash provided by financing activities	332,004	398,392

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	-
Net cash flow from discontinued operation	-	-

Net (decrease) increase in cash	$463	$367

Cash and cash equivalents, beginning of period	13	998
Cash and cash equivalents , end of period	$476	$1,365

Cash paid for:
Interest	$-	$97
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2019 and for the three and six month periods ended October 31, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2019 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the six months ended October 31, 2019 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2019.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

OCTOBER 31, 2019

(Unaudited)

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

OCTOBER 31, 2019

(Unaudited)

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

At October 31, 2019 and 2018, approximately 4.280 billion potential shares (including 81,786,511 shares to be issued on the balance sheet) and 1.728 billion potential shares (including 78,786,511 shares to be issued on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2019 and April 30, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

OCTOBER 31, 2019

(Unaudited)

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our unaudited condensed consolidated financial statements.

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of October 31, 2019, the Company had an accumulated deficit of $62,790,069 and a working capital deficit (total current liabilities exceeded total current assets) of $12,010,426. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018

Revenues	$-	$463	$-	$463
Net gain (loss)	$-	-	$-	-

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTE PAYABLE

	October 31,	April 30,
	2019	2019
Secured, subordinated individual lender	$12,080	$12,080
Total	$12,080	$12,080

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

(Unaudited)

At October 31, 2019 and April 30, 2019, the note has a maturity due within one year. We make payments on the note as we collect on the underlying leases and loans.

NOTE D – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	October 31, 2019	April 30, 2019
Notes convertible at holder’s option	$1,901,866	$1,901,866
Notes convertible at Company’s option	75,700	75,700
Non-convertible notes payable	2,161,736	2,137,236
Subtotal	4,139,302	4,114,802
Less debt discount	(833)	(8,633)
Total	$4,138,469	$4,106,169

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value. At October 31, 2019, the Company has reserved 238,630,500 shares of its common stock for issuance upon the conversion of debentures.

Amortization of debt discount for the three month periods ended October 31, 2019 and 2018 was $975 and $22,552, respectively.

Amortization of debt discount for the six month periods ended October 31, 2019 and 2018 was $7,800 and $50,685, respectively.

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

The change in fair value of the derivative liabilities at October 31, 2019 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	1.52 % to 1.53%
Expected stock price volatility	Ranging from	130% to 221%
Expected dividend payout		0%
Expected life in years	Ranging from	0.07 year to 2.0	Years

The change in fair value of the derivative liabilities at October 31, 2018 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

(Unaudited)

Significant Assumptions:

Risk free interest rate	Ranging from	2.20% to 2.86%
Expected stock price volatility		71% to 103%
Expected dividend payout		0%
Expected life in years	Ranging from	0.07 years to 1.5	years

During the three months ended October 31, 2019 and 2018, the Company recorded an income from continuing operations of $877,688 and a loss of $1,534,954, respectively. The $2,412,642 (157.2%) change is related to the change in value of the derivative liabilities. During the six months ended October 31, 2019 and 2018, the Company recorded a loss from continuing operations of $867,061 and $1,089,524, respectively, related to the change in value of the derivative liabilities.

Changes in derivative liability during the six months ended October 31, 2019 and 2018 were:

	October 31,
	2019	2018
Balance, beginning of year	$3,496,696	$2,681,102
Derivative liability extinguished	-	(58,650)
Derivative financial liability arising on the issuance of convertible notes and warrants	435,229	980,531
Fair value adjustments	(82,588)	(715,050)
Balance, end of period	$4,014,508	$3,709,497

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2019 and April 30, 2019, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $432,403 and $432,403, respectively.

NOTE F – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1.00 per share liquidating value The Company is authorized to issue 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 shares of Series A preferred stock issued and outstanding as of October 31, 2019 and April 30, 2019. The Company had no shares of Series B preferred stock issued and outstanding as of October 31, 2019 and April 30, 2019. The Company had 3,650 and 2,960 shares of Series C preferred stock issued and outstanding as of October 31, 2019 and April 30, 2019. The Company had 720 and 580 shares of Series D preferred stock issued and outstanding as of October 31, 2019 and April 30, 2019, respectively. The Company had 627,092,904 shares of common stock issued and outstanding as of October 31, 2019 and April 30, 2019, respectively.

Preferred Stock

During the six months ended October 31, 2019, the Company:

●	sold 598 Units C Convertible Preferred stock for $299,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 92 Units of the Company’s Series C Convertible Preferred stock upon conversion of $45,829 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 140 Units of the Company’s Series D Convertible Preferred stock in exchange for $140,000 worth of the Company’s subsidiary’s preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

(Unaudited)

Common Stock

During the six months ended October 31, 2019, the Company:

Accrued as to be issued 1,000,000 shares of the Company’s common stock valued at $100,000 upon the forgiveness of accounts payable.

During the six months ended October 31, 2018, the Company:

●	issued 40 Units of the Company’s Series D Convertible Preferred stock in settlement of $40,000 of accounts payable. Each Unit consists of 1 share of Series D Convertible Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	issued 220 Units of the Company’s Series C Convertible Preferred stock upon conversion of $143,144 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 30 Units of the Company’s Series D Convertible Preferred stock in payment of $15,000 of the Company’s subsidiary’s promissory notes. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	Issued 142.83 Units of the Company’s Series D Convertible Preferred stock upon conversion of $142,825 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Common Stock

During the six months ended October 31, 2018, the Company:

●	pursuant to terms of agreements, issued 6,230,217 shares of restricted common stock, valued at $30,000,
●	pursuant to terms of agreements, accrued as to be issued 3,000,000 shares of restricted common stock, valued at $12,000.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

(Unaudited)

The table below summarizes the fair values of financial liabilities as of October 31, 2019:

		Fair Value Measurement Using
	Fair Value at October 31, 2019	Level 1	Level 2	Level 3
Derivative liabilities	$4,014,508	-	-	$4,014,508

Fair values of financial liabilities as of April 30, 2019 are as follows:

		Fair Value Measurement Using
	Fair Value at April 30, 2019	Level 1	Level 2	Level 3
Derivative liabilities	$3,496,696	-	-	$3,496,696

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

NOTE H – NON-CASH INVESTING AND FINANCING INFORMATION

During the six months ended October 31, 2019, the Company:

●	issued 92 Units of the Company’s Series C Convertible Preferred stock upon conversion of $45,829 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 140 Units of the Company’s Series D Convertible Preferred stock in exchange for $140,000 worth of the Company’s subsidiary’s preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	accrued as to be issued 1,000,000 shares of the Company’s common stock valued at $100,000 upon the forgiveness of accounts payable.

During the six months ended October 31, 2018, the Company:

●	pursuant to terms of agreements, issued 6,230,217 shares of restricted common stock, valued at $30,000,
●	pursuant to terms of agreements, accrued as to be issued 3,000,000 shares of restricted common stock, valued at $12,000,
●	issued 40 Units of the Company’s Series D Convertible Preferred stock in settlement of $39,960 of accounts payable. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	issued 220 Units of the Company’s Series D Convertible Preferred stock upon conversion of $143 ,144 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	issued 30 Units of the Company’s Series D Convertible Preferred stock in payment of $15,000 of the Company’s subsidiary’s promissory notes. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

(Unaudited)

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

Rent expense was $13,650 and $9,000 for the three month periods ended October 31, 2019 and 2018, respectively. Rent expense was $27,200 and $22,250 for the six month periods ended October 31, 2019 and 2018, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of October 31, 2019, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

Issued 50 Units of the Company’s Series D Convertible common stock in exchange for $50,000 of the Company’s subsidiary’s Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock, convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 31, 2019 to the Three Months Ended October 31, 2018

For the three months ended October 31, 2019 and 2018, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $94,788 during the three months ended October 31, 2019 as compared to $106,325 during the three months ended October 31, 2018, an $11,537 or 10.8% decrease. Revenues from continuing operations in both periods were from the sale of Information technology products. NWHB products were not offered in the prior year. Information technology product revenues declined $28,651 or 26.9% while NWHB revenues were $17,144 for the current period. Other income in the 2019 and 2018 three month periods was comprised primarily of municipal lease fee income.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports and costs of NWHB products inventoried for resale. Cost of revenue was $16,884 during the three months ended October 31, 2019 as compared to $5,938 during the three months ended October 31, 2018. This $10,946 or 184.3% increase was due to a decrease in third party costs incurred for Information technology products and the cost of NWHB inventory.

Operating Expenses

General and administrative expenses were $279,006 during the three months ended October 31, 2019, compared to $304,915 during the three months ended October 31, 2019, a decrease of $25,909 or 8.5%, primarily due to overall reductions in expense due to management’s efforts to reduce overhead. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $146,512; Accounting, audit and professional fees, $6,947; Consulting fees, $32,899; and Rent, utilities and telecommunication expenses $19,924. Expenses incurred during the comparative three month period in 2018 consisted primarily of the following expenses: Compensation and related costs, $162,680; Accounting, audit and professional fees, $34,040; Consulting fees, $39,118; Rent, utilities and telecommunication expenses $24,852.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Other income was $1,078,790 for the three months ended October 31, 2019, compared to a loss of $1,329,807 for the three months ended October 31, 2018, a decrease in other expense of $2,408,597 or 181.1%. The decrease results from our borrowing activities and the related costs, primarily an increase in gain from the change in fair value of our derivative instruments of $1,873,954, or 387.5%. The change in the fair value of our derivative liabilities resulted primarily from our borrowing activities and the changes in our stock price and the volatility of our common stock during the reported periods.

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

Three Month Periods Ended
	October 31,	October 31,
	2019	2018

Revenues	$-	$-
Net loss	$-	$-

Net income (loss)

Our net income attributable to common stockholders for the three months ended October 31, 2019 increased by $2,414,360 or 156.6% to $873,016 from a loss of $1,541,344 for the three months ended October 31, 2018. This increase attributable to common stockholders for the three months ended October 31, 2019 was primarily due to the factors discussed above.

Comparison of the Six Months Ended October 31, 2019 to the Six Months Ended October 31, 2018

For the six months ended October 31, 2019 and 2018, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $180,017 during the six months ended October 31, 2019 as compared to $209,992 during the six months ended October 31, 2018, a decrease of $29,975 or 14.3%. Revenues from continuing operations in both periods were from the sale of Information technology products while the current period includes revenues from NWHB products. Revenues Information technology revenue declined $59,351, 28.3% from $209,992 to $150,641. NWHB revenues were $29,376. Other income in the 2019 and 2018 six month periods was comprised primarily of municipal lease fee income.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports and costs of NWHB products inventoried for resale. Cost of revenue was $31,671 during the six months ended October 31, 2019 as compared to $17,699 during the six months ended October 31, 2018. This $13,972 or 78.9% increase was due to an increase in third party costs incurred and the cost of NWHB inventory.

Operating Expenses

General and administrative expenses were $503,715 during the six months ended October 31, 2019, compared to $619,281 during the six months ended October 31, 2018, a decrease of $115,566 or 18.7%, primarily due to overall reductions in expense due to management’s efforts to reduce overhead. Expenses incurred during the current six month period consisted primarily of the following expenses: Compensation and related costs, $297,943; Accounting, audit and professional fees, $24,078; Consulting fees, $40,034; and Rent, utilities and telecommunication expenses $42,168. Expenses incurred during the comparative six month period in 2018 consisted primarily of the following expenses: Compensation and related costs, $333,871; Accounting, audit and professional fees, $41,680; Consulting fees, $103,119; Rent, utilities and telecommunication expenses $43,013.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. We also reported other income of $311,127 of debt forgiveness. Net other expense was $511,335 for the six months ended October 31, 2019, compared to $661,299 for the six months ended October 31, 2018, a decrease in net other expense of $149,964 or 22.68%. The decrease results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from our borrowing activities and the changes in our stock price and the volatility of our common stock during the reported periods and the addition of derivative warrant liabilities.

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

Six Month Periods Ended
	October 31,	October 31,
	2019	2018

Revenues	$-	$-
Net (loss) gain	$-	$-

Net loss

Our net loss attributable to common stockholders for the six months ended October 31, 2019 decreased by $226,440 or 20.6% to $875,307 from a loss of $1,101,747 for the six months ended October 31, 2018. This decrease in net loss attributable to common stockholders for the six months ended October 31, 2019 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2019, we had an accumulated deficit of $62,790,069 and a total deficit of $12,436,281. We generated a deficit in cash flow from operations of $331,541 for the six months ended October 31, 2019. This deficit results primarily from our net loss of $867,061, partially offset by noncash net expense of $525,069 and an increase of $373,844 in accounts payables and accrued expenses.

We met our cash requirements during the period through proceeds from the issuances of convertible and other notes of $50,000, and we sold preferred stock for proceeds of $299,000, we repaid notes in the amount of $5,500.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At October 31, 2019, we had 7 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

To address these issues, the Company has, from time to time, engage a financial advisory firms to advise and assist us in negotiating and raising capital.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2019 and April 30, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of October 31, 2019, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the six months ended October 31, 2019 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the six months ended October 31, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As at October 31, 2019, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Each of the issuance and sale of securities described below was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act of 1933fro, as amended, as transactions by an issuer not involving a public offering. No advertising or general solicitation was employed in offering the securities. Each purchaser is a sophisticated investor (as described in Rule 506(b) (2) (ii) of Regulation D) or an accredited investor (as defined in Rule 501 of Regulation D), and each received adequate information about the Company or had access to such information, through employment or other relationships, to such information.

Issuance of preferred shares:

During the three months ended October 31, 2019, the Company:

●	sold 392 Units of Series C Convertible Preferred stock for $196,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 15 Units of the Company’s Series D Convertible common stock in exchange for $15,000 of the Company’s subsidiary’s preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

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

