Form 10-Q
period 2020-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-07-09
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2020	April 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$160	$13
Accounts receivable	21,584	3,048
Inventory	32,361	9,761
Other current assets	470	1,827
Total Current Assets	54,575	14,649
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $212,905, respectively	-	357
Other assets	9,628	9,628
Deposits	9,000	9,000

Total assets	$73,203	$33,634

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Bank overdraft	$10,452	$11,496
Accounts payable and accrued expenses	3,555,606	3,971,179
Current portion notes payable net of discount of $0 and $8,633, respectively	4,862,244	4,106,169
Deferred revenue	15,057	17,635
Derivative liabilities	3,234,173	3,496,696
Total Current Liabilities	11,677,532	11,603,175
Loans payable-related parties	432,403	432,403
Total Long Term Liabilities	432,403	432,403
Total liabilities from continuing operations	12,109,935	12,035,578
LIABILITIES FROM DISCONTINUED OPERATIONS	12,080	12,080
Total liabilities	$12,122,015	$12,047,658

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 3,650 and 2,960 shares issued and outstanding, respectively	3,900	2,960
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 750 and 580 shares issued and outstanding, respectively	750	580
Common stock, $0.001 par value; 750,000,000 shares authorized, 627,092,904 and 627,092,904 shares issued and outstanding, respectively	627,093	627,093
Common stock to be issued 81,786,511 and 80,786,511, respectively	81,787	80,787
Additional paid-in-capital	49,129,531	48,215,855
Accumulated deficit	(62,876,296)	(61,915,119)
Total deficiency in stockholders’ equity	(13,020,735)	(12,975,344)
Non-controlling interest	971,923	961,320
Total Deficit	(12,048,812)	(12,014,024)
Total Liabilities and Deficit	$73,203	$33,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Revenue
Information technology	$63,879	$91,151	$214,520	$301,143
New World Health Brands	8,402	-	37,778	-
Total Revenue	72,281	91,151	252,298	301,143
Less Cost of goods sold	19,591	6,178	51,262	23,877
Gross profit	52,690	84,973	201,036	277,266

Operating expenses:
General and administrative	300,368	331,364	804,083	950,645
Depreciation and amortization	-	357	357	1,594
Total operating expenses	300,368	331,721	804,440	952,239

Loss from operations	(247,678)	(246,748)	(603,404)	(674,973)

Other (income) expense:
Other income	(5,671)	(1,625)	(7,964)	(9,242)
Forgiveness of debt	-	-	(311,127)	-
Financing cost	508,601	447,888	1,032,859	1,781,170
Amortization of debt discount	833	13,462	8,633	64,147
Loss (gain) in changes in fair value of derivative liability	(668,314)	(452,682)	(375,617)	(1,167,732)
Total other (income) expense	(164,551)	7,043	346,784	668,343

Income (loss) from continuing operations	$(83,127)	$(253,791)	$(950,188)	$(1,343,316)

Loss from discontinued operations	-	-	-	-

Net income (loss)	(83,127)	(253,791)	(950,188)	(1,343,316)

Net income attributed to non-controlling interest	(2,909)	(2,651)	(10,773)	(14,492)

Preferred dividend	(191)	(191)	(573)	(573)

Net income (loss) attributed to common stockholders	$(86,227)	$(256,633)	$(961,534)	$(1,358,381)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	-	-	-	-
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	627,092,904	627,092,904	627,092,904	625,349,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2020

(UNAUDITED)

	Series A		Series B		Series C		Series D				Common Stock		Additional		Non-
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2019	125	$12,500	-	$-	2,960	$2,960	580	$580	627,092,904	$627,093	80,786,511	$80,787	$48,215,855	(61,915,119)	$961,320	(12,014,024)
Sale of preferred stock					848	848							423,152			424,000
Shares issued																-
Shares issued for financing cost																-
Shares issued for conversion of notes and interest					92	92							45,737			45,829
Shares issued for settlement of accounts payable											1,000,000	1,000	99,000			100,000
Shares issued for conversion of subsidiary preferred							170	170							(170)	-
Reclassification of derivative liability													345,787			345,787
Net loss														(961,177)	10,773	(950,404)
Balance January 31, 2020	125	$12,500	-	$-	3,900	$3,900	750	$750	627,092,904	$627,093	81,786,511	$81,787	$49,129,531	(62,876,296)	$971,923	(12,048,812)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

	Nine Months Ended
	January 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(950,188)	$(1,343,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357	1,594
Gain from change in fair value of derivative liabilities	(375,617)	(1,167,732)
Amortization of debt discount	8,633	64,147
Non-cash financing cost	458,881	1,320,909
Forgiveness of debt	(311,127)	-
Changes in operating assets and liabilities
Accounts receivable	(18,536)	(2,311)
Inventory	(22,600)	-
Other assets	1,357	(29,620)
Accounts payable and accrued expenses	709,609	542,004
Deferred revenue	(2,578)	(2,203)
Net cash used in operating activities	(501,809)	(616,528)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(1,044)	126
Proceeds from sale of stock	424,000	599,050
Proceeds from notes payable	85,000	20,800
Payments on notes payable	(6,000)	(6,450)
Proceeds from related party notes	-	12,000
Payments on related party notes	-	(7,951)
Net cash provided by financing activities	501,956	617,575

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	-
Net cash flow from discontinued operation	-	-

Net (decrease) increase in cash	$147	$1,047

Cash and cash equivalents, beginning of period	13	998
Cash and cash equivalents, end of period	$160	$2,045

Cash paid for:
Interest	$-	$199
Income taxes	$-	$700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2020 and for the three and nine month periods ended January 31, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2019 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the nine months ended January 31, 2020 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2020.

The condensed consolidated balance sheet as of April 30, 2019 contained herein has been derived from the audited consolidated financial statements as of April 30, 2019, but do not include all disclosures required by the U.S. GAAP.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, iMobile Solutions, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

SPARTA COMMERCIAL SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

JANUARY 31, 2020

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

At January 31, 2020 and 2019, approximately 3.752 billion and 2.248 billion potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

SPARTA COMMERCIAL SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

(Unaudited)

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2020 and April 30, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE B - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of January 31, 2020, the Company had an accumulated deficit of $62,876,296 and a working capital deficit (total current liabilities exceeded total current assets) of $11,622,957. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

SPARTA COMMERCIAL SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$463
Net loss	$-	$-	$-	$-

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTE PAYABLE

	January 31,	April 30,
	2020	2019

Secured, subordinated individual lender	12,080	12,080
Total	$12,080	$12,080

At January 31, 2020, the note has a maturity due within one year.

NOTE D - NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	January 31, 2020	April 30, 2019
Notes convertible at holder’s option	$2,004,150	$1,901,866
Notes convertible at Company’s option	75,700	75,700
Non-convertible notes payable	2,782,394	2,137,236
Subtotal	4,862,244	4,114,802
Less, Debt discount	-	(8,633)
Total	$4,862,244	$4,106,169

SPARTA COMMERCIAL SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

(Unaudited)

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value.

Amortization of debt discount for the nine months ended January 31, 2020 and 2019 was $0 and $64,147, respectively. At January 31, 2020, the Company has reserved 238,630,500 shares of its common stock for issuance upon the conversion of debentures.

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

The change in fair value of the derivative liabilities at January 31, 2020 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	1.45% to 1.59%
Expected stock price volatility	Ranging from	172% to 183%
Expected dividend payout		0
Expected life in years	Ranging from	0.01 year to 1 year

During the nine months ended January 31, 2020 and 2019, the Company recorded a gain of $432,261 and $248,046respectively, related to the change in value of the derivative liabilities.

Changes in derivative liability during the nine months ended January 31, 2020 and 2019 were:

	January 31,
	2020	2019
Balance, beginning of year	$3,496,698	$3,502,666
Derivative liability extinguished	(345,787)	(128,329)
Derivative financial liability arising on the issuance of convertible notes and warrants	515,523	379,455
Fair value adjustments	(432,261)	(248,046)
Balance, end of period	$3,234,173	$3,505,746

NOTE E - LOANS PAYABLE TO RELATED PARTIES

As of January 31, 2020 and April 30, 2019, aggregated loans payable, without demand and with no interest, to officers and directors were $432,403 and $432,403, respectively.

NOTE F - EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, and 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 shares of Series A preferred stock issued and outstanding as of January 31, 2020 and April 30, 2019. The Company had no shares of Series B preferred stock issued and outstanding as of January 31, 2020 and April 30, 2019. The Company had 3,900 and 2,960 shares of Series C preferred stock issued and outstanding as of January 31, 2020 and April 30, 2019. The Company had 750 and 580 shares of Series D preferred stock issued and outstanding as of January 31, 2020 and April 30, 2019. The Company had 627,092,904 and 627.092.904 shares of common stock issued and outstanding as of January 31, 2020 and April 30, 2019, respectively.

SPARTA COMMERCIAL SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

(Unaudited)

Preferred Stock, Series A

Accrued dividends payable on the Series A Preferred were $11,001 and $10,619 at January 31, 2020 and April 30, 2019, respectively. At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock

During the nine months ended January 31, 2020. The Company:

●	sold 848 Units C Convertible Preferred stock for $424,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 92 Units of the Company’s Series C Convertible Preferred stock upon conversion of $45,829 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 170 Units of the Company’s Series D Convertible Preferred stock in exchange for $170,000 worth of the Company’s subsidiary’s preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

During the nine months ended January 31, 2019, the Company:

●	sold 1,200 Units of Series C Convertible Preferred stock to accredited investors for $599,050. Each unit consists of one share of Series C Convertible Preferred stock, convertible at any time into 300 shares of the Company’s common stock, and 150 two year warrants to purchase one share each of the Company’s common stock $0.005 per share,
●	issued 220 Units of Series C Convertible Preferred stock upon the conversion of $143,144 of notes payable and accrued interest thereon. Each unit consists of one share of Series C Convertible Preferred stock, convertible at any time into 300 shares of the Company’s common stock, and 150 two year warrants to purchase one share each of the Company’s common stock $0.005 per share,
●	issued 261 Units of Series D Convertible Preferred stock upon the conversion of $260,650 of notes payable and accrued interest thereon. Each unit consists of one share of Series D Convertible Preferred stock, convertible at any time into 400 shares of the Company’s common stock, and 150 two year warrants to purchase one share each of the Company’s common stock $0.01 per share,
●	issued 124 Units of Series D Convertible Preferred stock upon the settlement of $123,750 of accounts payable. Each unit consists of one share of Series D Convertible Preferred stock, convertible at any time into 400 shares of the Company’s common stock, and 150 two year warrants to purchase one share each of the Company’s common stock $0.01 per share,
●	Issued 30 Units of the Company’s Series D Convertible Preferred stock in exchange for of $15,000 of the Company’s subsidiary’s Series D Convertible preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

SPARTA COMMERCIAL SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

(Unaudited)

Common Stock

During the nine months ended January 31, 2020, the Company:

●	Accrued as to be issued 1,000,000 shares of the Company’s common stock valued at $100,000 upon the forgiveness of accounts payable

During the nine months ended January 31, 2019, the Company:

●	pursuant to terms of agreements, issued 6,230,217 shares of restricted stock valued at $30,000,
●	pursuant to terms of agreements, accrued to be issued 3,000,000 shares of restricted common stock valued at $12,000.

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

The table below summarizes the fair values of financial liabilities as of January 31, 2020:

	Fair Value at	Fair Value Measurement Using
	January 31, 2020	Level 1	Level 2	Level 3
Derivative liabilities	$3,234,173	-	-	$3,234,173

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

NOTE H - NON-CASH FINANCIAL INFORMATION

During the nine months ended January 31, 2020, the Company:

●	issued 92 Units of the Company’s Series C Convertible Preferred stock upon conversion of $45,829 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 170 Units of the Company’s Series D Convertible Preferred stock in exchange for $170,000 worth of the Company’s subsidiary’s preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	accrued as to be issued 1,000,000 shares of the Company’s common stock valued at $100,000 upon the forgiveness of accounts.

.During the nine months ended January 31, 2019, the Company:

●	issued 363 Units of Series C Convertible preferred stock upon the conversion of $329,257 of notes payable and accrued interest thereon. Each unit consists of one share of Series C Convertible Preferred stock, convertible at any time into 300 shares of the Company’s common stock, and 150 two year warrants to purchase one share each of the Company’s common stock $0.005 per share,
●	issued 40 Units of Series C Convertible preferred stock upon the settlement of $40,000 of accounts payable. Each unit consists of one share of Series C Convertible Preferred stock, convertible at any time into 300 shares of the Company’s common stock, and 150 two year warrants to purchase one share each of the Company’s common stock $0.005 per share,
●	issued 30 Units of Series C Convertible preferred stock upon the exchange of 30 shares our subsidiary’s Series C convertible preferred stock. Each unit consists of one share of Series C Convertible Preferred stock, convertible at any time into 300 shares of the Company’s common stock, and 150 two year warrants to purchase one share each of the Company’s common stock $0.005 per share,
●	issued 117 Units of Series D Convertible preferred stock upon the conversion of $161,894 of notes payable and accrued interest thereon. Each unit consists of one share of Series D Convertible Preferred stock, convertible at any time into 400 shares of the Company’s common stock, and 150 two year warrants to purchase one share each of the Company’s common stock $0.01 per share,
●	issued 84 Units of Series D Convertible preferred stock upon the settlement of $83,750 of accounts payable. Each unit consists of one share of Series D Convertible Preferred stock, convertible at any time into 400 shares of the Company’s common stock, and 150 two year warrants to purchase one share each of the Company’s common stock $0.01 per share,
●	pursuant to terms of agreements, issued 6,230,217 shares of restricted common stock, valued at $30,000. Pursuant to terms of agreements, accrued to be issued 3,000,000 shares of restricted common stock, valued at $12,000.

NOTE I - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired on July 31, 2018, and continues on a month-to-month basis thereafter. The monthly base rent is $5,100.

Rent expense was $14,250 and $13,500 for the three month periods ended January 31, 2020 and 2019, respectively. Rent expense was $41,450 and $35,750 for the nine month periods ended January 31, 2020 and 2019, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of January 31, 2020, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

Subsequent to April 30, 2020 the Company:

Granted to each of its two independent Directors five year options to purchase 48,214,285 shares of the Company’s common stock at $0.00308 per share. The options are fully vested.

Entered into five year employment agreements with its CEO, Anthony L Havens and Vice President of Operations, Sandra L Ahman. As part of their employment agreements, Mr. Havens received five year options to purchase 37,625,574 shares of the Company’s common stock at $0.00308 per share. 12,541,858 vest immediately and the remainder vests over two years. Ms. Ahman received five year options to purchase 12,541,858 shares of the Company’s common stock at $0.00308 per share. 4,180,620 vest immediately and the remainder vests over two years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended April 30, 2019 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended January 31, 2020 to the Three Months Ended January 31, 2019

For the three months ended January 31, 2020 and 2019, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $72,281 during the three months ended January 31, 2020 as compared to $91,151 during the three months ended January 31, 2019. This $18,870 or 20.7% decrease was due to the reduction of marketing expenditures and decline in the motorcycle industry effecting utilization of our motorcycle apps. Of the $72,281 of this year’s revenues, $8,402 was from New World Health Brand products. There were no New World Health Brand products revenues during the three months ended January 31, 2019.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports. Cost of revenue was $19,591 during the three months ended January 31, 2020 as compared to $6,178 during the three months ended January 31, 2019. This $13,413 or 217.1% increase was due to an increase in third party costs incurred primarily for New World Health Brands products.

Operating Expenses

General and administrative expenses were $300,368 during the three months ended January 31, 2020, compared to $331,364 during the three months ended January 31, 2019, a decrease of $30,996 or 9.4%. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation and related costs, $129,689; Accounting, audit and professional fees, $14,277; Consulting fees, $33,000; Rent, utilities and telecommunication expenses $21,773. Expenses incurred during the three month period ended January 31, 2019 consisted primarily of the following expenses: Compensation and related costs, $167,239; Accounting, audit and professional fees, $7,820; Consulting fees, $57,300; Rent, utilities and telecommunication expenses $23,105.

Total Other (income) expense

Other (income) expense is comprised primarily of fees from our Municipal Leasing business. Net other income was $164,551 for the three months ended January 31, 2020, compared to an expense of $7,043 for the three months ended January 31, 2019, a decrease of $171,594 or 2,436%. The decrease results from our borrowing activities and the related costs. The $215,632 or 47.63% change in the fair value of our derivative liabilities resulted primarily from the addition of warrant liabilities, the changes in our stock price and the volatility of our common stock during the reported periods.

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

	Quarter Ended
	January 31,	January 31,
	2020	2019

Revenues	$-	$463
Net loss	$-	$-

Net Loss

We incurred a loss from continuing operations, before preferred dividends and non-controlling interest of $83,127 for the three months ended January 31, 2020 as compared to $253,791 for the corresponding interim period in 2019, a $170,664 or 67.25% decrease. This decrease was attributable primarily to a $215,632, or 47.6% change in the change in the fair value of our derivative liabilities. Our net loss attributable to common stockholders decreased to $86,227 for the three month period ended January 31, 2020 as compared to a net loss of $256,633 for the corresponding period in 2019. The $170,406 or 66.4% decrease in net loss attributable to common stockholders for the three month period ended January 31, 2020 was due primarily to the factors described above.

Comparison of the Nine Months Ended January 31, 2020 to the Nine Months Ended January 31, 2019

For the nine months ended January 31, 2020 and 2019, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues totaled $252,298 during the nine months ended January 31, 2020 as compared to $301,143 during the nine months ended January 31, 2019. This $48,845 or 16.22% decrease was due to decreased revenue from mobile apps. Of the $252,298 in revenue, $37,778 was from New World Health Brands products. There were no New World Health Brands revenues during the nine months ended January 31, 2019.

Costs and Expenses

General and administrative expenses were $804,083 during the nine months ended January 31, 2020, compared to $950,6456 during the nine months ended January 31, 2019, a decrease of $146,562, or 15.4% primarily due to overall reductions in expense due to management’s efforts to reduce overhead. Expenses incurred during the current nine month period consisted primarily of the following expenses: Compensation and related costs, $427,632; Accounting, audit and professional fees, $38,335; Consulting fees, $73,034; Rent, utilities and telecommunication expenses $63,941. Expenses incurred during the comparative nine month period in 2019 consisted primarily of the following expenses: Compensation and related costs, $501,110; Accounting, audit and professional fees, $49,500; Consulting fees, $160,420; Rent, utilities and telecommunication expenses $66,118.

Total Other (income) expense

Other (income) expense is comprised primarily of fees from our Municipal Leasing business. Net other expense was $346,784 for the nine months ended January 31, 2020, compared to $668,343 for the nine months ended January 31, 2019, a decrease of $321,559 or 48.1%. The decrease results from our borrowing activities and the related costs. The change in the fair value of our derivative liabilities resulted primarily from the addition of warrant liabilities, the changes in our stock price, the volatility of our common stock during the reported periods and $311,127 forgiveness of debt.

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

	Nine Months Ended
	January 31,	January 31,
	2020	2019

Revenues	$-	$463
Net loss	$-	$-

Net Loss

We incurred a loss from continuing operations before preferred dividends and non-controlling interest of $950,188 for our nine months ended January 31, 2020 as compared to $1,343,316 for the corresponding interim period in 2019, a decrease of $393,128 or 29.3%. This decrease was attributable primarily to a decrease in the change of fair value of derivative liability of $792,115 or 67.8%, a decrease in financing cost of $748,311 or 420.1% and the decrease in amortization of debt discount of $55,514 or 86.5%.

Our net loss attributable to common stockholders decreased to $961,534 for the nine month period ended January 31, 2020 as compared to $1,358,381 for the corresponding period in 2019. The $396,847 or 29.2% decrease in net loss attributable to common stockholders for the nine month period ended January 31, 2020 was due primarily to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2020, we had a deficit of $12,048,812. We generated a deficit in cash flow from operations of $501,809 for the nine months ended January 31, 2020. This deficit results primarily from our net loss of $950,188, partially offset by net non- cash charges of $92,254, an increase of accounts payable of $709,609. We met our cash requirements during the nine month period as follows: through revenues generated: net proceeds of notes and convertible notes payable of $85,000; proceeds from the $424,000 sale of preferred stock. We made net payments on notes payable in the amount of $6,000.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At January 31, 2020, we had 7 full time employees. If we fully implement our business plan, we anticipate our employment base may increase by approximately 100% during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Information Technology:

Revenues from mobile app products are generally recognized upon delivery. Revenues from History Reports are generally recognized upon delivery / download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery. The deferred revenues at January 31, 2020 and April 30, 2019 were $18,343 and $20,546, respectively.

New World Health Brands:

Revenues from New World Health Brand products are generally recognized upon delivery.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2020 and April 30, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of January 31, 2020, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the nine months ended January 31, 2020 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the nine months ended January 31, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As at January 31, 2020, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

Issuance of common shares upon conversion of notes payable:

During the three months ended January 31, 2020 the Company:

●	Issued 92 Units of the Company’s Series C Convertible preferred stock upon conversion of $45,828 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.
●	Issued 170 units of the Company’s Series D Convertible preferred stock upon in exchange for $170,000 of the Company’s subsidiary’s preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

Not applicable.

ITEM 5. EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description

4.1*	Form of Stock Option Agreement with Jeffrey Bean
4.2*	Form of Stock Option Agreement with Kristian Srb
4.3*	Form of Stock Option Agreement with Anthony L. Havens
4.4*	Form of Stock Option Agreement with Sandra L. Ahman
10.1*	Form of Employment Agreement with Anthony L. Havens
10.2*	Form of Employment Agreement with Sandra L. Ahman
11	Statement re: computation of per share earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-Q.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

Date: July 9, 2020	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting

