Form 10-K
period 2020-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-08-13
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, on October 31, 2019, was $1,252,512.

As of August 13, 2020, we had 645,092,904 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SPARTA COMMERCIAL SERVICES, INC.

PART I

ITEM 1. BUSINESS

General Overview

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation serving four markets. Sparta is a technology company that develops, markets and manages business websites and mobile applications (mobile apps) for smartphones and tablets. The Company also owns and manages websites which sell on-demand motorcycle, recreational vehicle, automobiles, and truck title history reports for consumers, retail dealers, auction houses, insurance companies and banks/finance companies. Since 2007, Sparta has provided and administered leasing programs nationwide for local and/or state agencies seeking to finance essential municipal vehicles and equipment. Lastly the Company also introduced a new business line in the rapidly expanding Hemp-CBD (cannabidiol) market.

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

New World Health Brands, Inc. (NWHB) was formed in April 2019 as a subsidiary and new business line of Sparta Commercial Services, Inc. While anticipating, and with the passing of the 2018 Farm Bill, which resulted in the removal of hemp (CBD) from Schedule 1 of the Controlled Substances Act, Sparta’s management recognized a substantial potential business opportunity in the rapidly expanding Hemp-CBD (Cannabinol) market in the United States. During 2019-2020, management sourced, developed and tested 5 CBD product categories totaling 31 products, procured product packaging and labeling, implemented fulfillment, and launched an on-line B2C website, www.newworldhealthcbd.com.

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

The Company has developed and managed mobile apps since 2011, creating hundreds of mobile apps for a wide variety of businesses for customers in 49 states and Canada. Today, iMobileApp is the largest provider of mobile app technology to the Harley-Davidson dealership network in the United States.

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

The iMobileApp pricing model includes a modest up-front development fee, and an auto-renewing monthly subscription. Once a business launches an iMobileApp, the Company provides them with marketing tools to assist their customers in downloading the mobile app from the Apple and Android app stores. The Company offers two levels of on-going maintenance and support. The basic subscription provides training, technical support and software updates. The premium-priced program adds a fully managed feature, allowing businesses to contact iMobileApp Customer Service who will initiate campaigns, promotional messaging, and other iMobileApp features on behalf of the client.

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

In February 2014, we announced a reciprocal marketing agreement with Allstate insurance company that makes Cyclechex Motorcycle History Reports a recommended tool for Allstate customers. The Company also enjoys reciprocal marketing agreements with Kelley Blue Book and AutoTrader and others.

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

The following websites are among those affiliated with iMobile Solutions, Inc. used to appropriately direct customer inquiries to our history report products:

www.autotrader.com

www.kbb.com

https://www.nationalpowersports.net/

www.motorcycle-histories.com

www.motorcycleshippers.jcmotors.com

www.cyclepedia.com

http://www.allstateridernews.com/offers

Each of our four-vehicle history reports search government databases for over 90 types of vehicle title problems and over 28 million Salvage or Loss title records. Our reports provide some, if not all, of the following information:

Crushed Vehicles

Disclosed Damage

Last Recorded Odometer Reading

Manufacturers’ Recall History

Manufacturers’ Specifications

Multi-State Searches

Rebuilt Titles

Salvage-Stolen Titles

Salvaged or Damaged Titles

VIN Decoding

Crash Data

Inspection Data

MUNICIPAL LEASING OF ESSENTIAL EQUIPMENT

Notwithstanding our discontinuance of consumer financing, we continue to offer, on a pass through basis, an equipment-leasing product for local and state agencies throughout the country seeking a better and more economical way to finance their essential equipment needs, including, but not limited to, police motorcycles, cruisers, buses, fire trucks, and EMS equipment. We are continuing to expand our roster of equipment manufacturers and the types of equipment we lease to agencies.

NEW WORLD HEALTH BRANDS CBD

During 2019-2020, management sourced, developed and tested 5 CBD product categories totaling 31 products, procured product packaging, created clear-transparency labeling, implemented fulfillment and launched an on-line B2C website, www.newworldhealthcbd.com.

Sourcing CBD Products

All of our CBD products are sourced through third party suppliers in Arizona, Colorado, Wyoming, Oregon, Nevada and Washington State. NWHB carries single compound isolates, as well as products made from high quality, whole-plant, industrial hemp extracts, containing a full-spectrum of phytocannabinoids, including CBD, terpenes, flavonoids, and other minor, but valuable hemp compounds. Hemp extracts from Industrial Hemp are generally cannabis with less than 0.3% tetrahydrocannabinol (“THC”). Cannabis, which contains THC, causes psychoactive effects when consumed. NWHB does not produce or sell any products derived from high-THC cannabis/marijuana plants.

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

All of our product providers are licensed by their respective departments of Agriculture and represent that they are compliant with applicable state laws relating to their products. Our products come from domestic seed, have clean label transparency and are third party tested for CBD potency, heavy metals, pesticides, microbials, and more, by ISO/IEC 17025 accredited labs.

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

MARKETING AND SALES

Our marketing starts with product development. We create compelling products that; (i) in the case of iMobile Solutions, Inc. and iMobileApp, provide a variety of small to mid-sized businesses with a state-of-the-art website and mobile application solutions, and (ii) in the case of our four vehicle history report products, provide historical title information that assists consumers in purchase decision-making and dealers, auction houses, or other entities in making a sale or evaluating a vehicle.

iMobile Solutions, Inc. (iMS)

The primary marketing objective for iMS is to continue penetrating new business verticals and to be the leader is mobile app development for growing businesses. While an iMobileApp can benefit any business, the Company identifies and focuses marketing efforts on specific verticals, currently comprised of vehicle dealers, country clubs, racetracks, restaurants, etc., to build a presence in certain industries and become the “go-to” mobile app developer for those markets. As we continue to target franchised vehicle dealers by type of product and manufacturer by specifically approaching each dealership in their dealer network to promote our iMS mobile application we are gaining market share of the vehicle dealer marketplace. By selling our mobile applications throughout one manufacturer’s dealer network, we benefit from “word of mouth” referrals while building a recognizable presence in that particular market. For example, a leading motorcycle manufacturer has over 1,400 authorized dealers worldwide. By penetrating this market, we significantly improve our credibility with their entire dealer network, resulting in the individual dealers being more receptive to our sales call, and making them more likely to purchase an iMobileApp and refer us to other dealers.

Additional marketing has been done through targeted advertising as well as news stories in relevant trade publications.

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

Traditional sales and marketing efforts will be employed against key categories that have an established high level of acceptance for mobile apps and/or in which iMA has already established market share. Efforts will include inside sales calls, email campaigns, category trade association marketing, and customer referrals.

Vehicle History Reports

The vehicle categories that we are targeting - motorcycles, recreational vehicles and commercial trucks – are not the focus of our largest competitors (CARFAX®, AutoCheck®). Distribution in the vehicle history reports industry is web-based, and digital competition in our targeted categories is relatively weak and fragmented. Our digital strategy is to become the leading search result for consumers seeking information on used powersports vehicles RV’s, and heavy-duty trucks. We employ an advanced web management platform that is highly search engine optimized (SEO). Page rank and traffic will increase over time as we support the website with traffic building efforts through blogging, social networking, ad-clicks, remarketing, and continual technical and content optimization.

An equally important digital strategy is our affiliate and cross-marketing programs. By working with leading companies that serve this category – like AutoTrader®, National Powersports Distributors, Kelley Blue Book®, and AllState® Insurance – we are able to cross-promote our powersports and RV history reporting products on their websites. Consumers who are on affiliate or marketing partner sites can become aware of our reporting services and click through to our websites. If a purchase is completed, the referring affiliate receives a commission on the sale or in some cases may extend a discount to their customers.

In December 2010, Powersports Business chose Cyclechex as one of their “Nifty 50” winners, recognizing it as one of the top 50 new powersports products introduced during the year.

SRI has considerable opportunity to increase brand awareness and grow traffic through product development, targeted marketing programs and strategic partnerships.

Municipal Leasing

In 2011, the Company launched a website (www.spartamunicipal.com) exclusively dedicated to the Company’s municipal business line that began in 2007. With this site, agency heads, police and fire department chiefs, dealerships, and other municipal financing decision makers have direct online access to information about the Municipal Lease Program, including how it benefits governmental agency economic interests, and specifics about terms and options. Marketing efforts, when budgets allow, include attending tradeshows, advertising in industry publication, direct mail/email campaigns, and indirect marketing such as referrals by prior municipal customers or dealerships. Sparta’s municipal program is also included in the corporate sites of Harley-Davidson© and BMW Motorrad USA Police Motors for government fleet leasing which results in direct inquiries from municipalities.

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

Sales and Customer Support

An internal team is responsible for closing sales on leads generated from web inquires, email responses, inside sales calls and customer referrals. A future sales team will target businesses, trade associations, national chains, manufacturers, vehicle dealers and vehicle auction houses.

Customer service is based in our New York City office.

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

Because of our strong commitment to customer service and our compelling product, we believe that our iMobileApp product can be effectively and competitively marketed.

The two major providers of used automobile history reports, CARFAX® and AutoCheck® do not provide motorcycle, recreational vehicle or heavy duty truck history reports. In fact, CARFAX® states on their website FAQ’s that their database contains records primarily of cars and light trucks and “for heavy trucks, RVs, or motorcycles, CARFAX® recommends checking with your DMV, enthusiast forums, and of course a pre-purchase vehicle inspection.” AutoCheck® states on its web site “AutoCheck® only reports on information for cars and light trucks.” We have not identified direct competition of the RV space and do not intend to compete directly with either CarFax® or AutoCheck®.

Competition within the CBD-based hemp products industry is very fragmented and highly competitive. The competition is comprised of publically and privately-owned companies and tend to be diverse in terms of geographic market coverage and variety of product mix offered. The “CBD industry” includes tinctures, capsules and tablets, topicals, patches, edibles, vapes, smokables and drinkables all based on pure CBD, defined as containing less than 0.3% THC; blended CBD and THC. NWHB is focused on marketing only hemp-based CBD products. To our knowledge there are only four public companies selling only CBD products. Because of this fragmented market where there is not one sole widely recognized brand, we believe that by focusing on high quality, gluten free, non-GMO, pure CBD products using targeted brand marketing programs we can make New World Health Brands initially a regionally recognized brand and then a nationally recognized brand.

DISCONTINUED OPERATIONS

As discussed in NOTE C to the consolidated financial statements, in August 2012, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s consumer lease and loan business segments and the sale of all of the Company’s portfolio of Retail Installment Sales Contracts (RISCs), and a portion of its portfolio of leases. The sale was consummated in that quarter. The assets, liabilities and results of operations have been accounted for as discontinued operations in the Company’s consolidated financial statements for all periods presented.

As the Company sold all of its portfolio of RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode (paying-off and terminating as agreed or by repossession), therefore no portfolio performance measures were calculated for the years ended April 30, 2020 and 2019 and the Company has discontinued segment reporting.

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

Employees

As of April 30, 2020, we had 6 full-time employees.

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations that are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

Risks Related To Our Financial Condition

We have a history of operating losses.

Through our fiscal year ended April 30, 2020, we have incurred significant expenses and have sustained significant losses. We have an accumulated deficit of $62,702,339 at April 30, 2020. Our net loss attributed to common stockholders for the year ended April 30, 2020 was $787,220. As of April 30, 2020, we had a deficit of $11,591,617 and a negative working capital of $11,165,762.

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

We have incurred total liabilities of $11,656,716 as of April 30, 2020. Unless we are able to restructure some or all of this outstanding debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate significant revenue.

Our auditor’s opinion expresses doubt about our ability to continue as a “going concern”.

The independent auditor’s report on our April 30, 2020 and April 30, 2019 consolidated financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern. We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable. Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining credit lines or loans from various financial institutions where possible. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

Risks Related to the Company

We are a small company in the information technology business.

We are a relatively new entrant into the businesses of providing vehicle history reports and building mobile apps. We indirectly compete with major, well capitalized, suppliers of automobile history reports. While these companies do not presently offer motorcycle or RV history reports, there is no guaranty they will not do so in the future. Many small “players” characterize the mobile app development business. While we believe we are better suited to build, service, and market mobile apps than our competitors, there is no assurance that we can continue to do so.

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

COVID-19.

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the HOW characterized COVID-19 as a pandemic.

The extent to which COVID-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. While the Company’s day-to-day operations beginning March 2020 have been impacted, we have suffered less immediate impact as most staff can work remotely and can work remotely and can continue to develop our product offerings.

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

We expect to incur operating losses in future periods due to expenses associated with NWHB’s business, a planned Offering, and current revenues and expenses. Management may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company.

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

The passage of the 2018 farm bill or Agricultural Improvement Act of 2018, resulted in the removal of hemp (CBD) from Schedule 1 of the Controlled Substances Act, the most tightly restricted category reserved for drugs that have “no currently accepted medical use”. Marijuana (cannabis) remains a federally controlled substance. The farming of hemp is now legal and CBD is readily obtainable in most parts of the United States. As of January 2020, 33 states and Washington, DC have passed Legal Medical Marijuana Laws and 11 states and Washington DC have passed Legal Recreational Marijuana Laws. In December 2015, the FDA eased the regulatory requirements to allow researchers to conduct CBD trials. While the trend toward continued legalization of industrial hemp based CBD products is favorable, there is no guarantee that this trend will continue.

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

Certain of our securities are subject to variable conversion prices and adjustments. As a result, future conversion of debt into shares of common stock or issuance of new convertible debt may result in significant dilution to our shareholders. There were approximately 4.2 billion potential shares at April 30, 2020. The number of potential shares will likely vary based on fluctuations in the trading price of our stock. We are negotiating potential settlements of debt to reduce the number of potential shares. (SEE ITEM # 3 LEGAL PROCEEDINGS).

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

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock. As of April 30, 2019, we have three series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 555 Fifth Avenue, 14th Floor, New York, NY 10017. We had an agreement for use of office space at this location under a sub-lease which expired July 31, 2018, and continues on a month-to-month basis thereafter. For the year ending April 30, 2020, the rent was $62,186.

ITEM 3. LEGAL PROCEEDINGS

As at April 30, 2020, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

	High	Low
Fiscal Year 2020
First quarter (May 1, 2019 – July 31, 2019)	$0.0039	$0.0020
Second quarter (August 1, 2019 – October 31, 2019)	$0.0028	$0.0018
Third quarter (November 1, 2019 – January 31, 2020)	$0.0040	$0.0017
Fourth quarter (February 1, 2020 – April 30, 2020)	$0.0028	$0.0011
Fiscal Year 2019
First quarter (May 1, 2018 – July 31, 2018)	$0.0055	$0.0044
Second quarter (August 1, 2018 – October 31, 2018)	$0.0056	$0.0038
Third quarter (November 1, 2018 – January 31, 2019)	$0.0075	$0.0034
Fourth quarter (February 1, 2019 – April 30, 2019)	$0.0048	$0.0035

Holders

The approximate number of holders of record of our common stock as of April 30, 2020 was 3,066 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2020, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend that may be paid in cash or shares of common stock at our option. As of April 30, 2020, we have not distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2020, there was $11,383 of accrued Series A dividends payable.

As of April 30, 2020 and April 30, 2019, we had no shares of Series B preferred stock outstanding or dividends payable.

As of April 30, 2020 and April 30, 2019, we had 4,005.05 and 2,960 shares of Series C convertible preferred stock outstanding, respectively. The Series C convertible preferred stock is non dividend paying.

As of April 30, 2020 and April 30, 2019, we had 1,132.10 and 580 shares of Series D convertible preferred stock outstanding, respectively. The Series D convertible preferred stock is non dividend paying.

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

Issuance of common stock and restricted preferred units:

During the three months ended April 30, 2020, the Company:

●	sold 105 Units of Series C Convertible Preferred stock for $52,500. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 222Units of the Company’s Series D Convertible Preferred stock upon conversion of $222,250 of accounts payable. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	issued 160 Units of the Company’s Series D Convertible Preferred stock in exchange for $160,000 of the Company’s subsidiary’s Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	pursuant to terms of agreements, accrued as to be issued 3,000,000 shares of restricted common stock, valued at $6,000.

The issuance of shares of our Series C and Series D Convertible Preferred Units was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. These shares were unissued as of April 30, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“FORWARD-LOOKING” INFORMATION

This report on Form 10-K contains various statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder which represent our expectations and beliefs, including, but not limited to, statements concerning the Company’s business and financial plans and prospects and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and other similar expressions can, but not always, identify forward-looking statements, which speak only as of the date such statement was made. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), including Item 1A of the Company’s Annual Report of Form 10-K for the year ended April 30, 2020. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the years ended April 30, 2020 and April 30, 2019 and footnotes found in the Company’s Annual Report on Form 10-K.

RESULTS OF OPERATIONS

For the year ended April 30, 2020, our revenues from continuing operations decreased approximately 16.6% as compared to the year ended April 30, 2019. We have continued to incur significant expenses, and have sustained significant losses.

Revenues-Continuing Operations

Revenues totaled $320,847 in fiscal 2020 compared to revenues of $384,665 in fiscal 2019, primarily due to a downturn in nationwide motorcycle sales, which effected the utilization of our motorcycle apps and history report purchases, as well as insufficient funds to support an adequate level of sales, marketing and advertising. Our Information Technology revenues declined $108,848 or 28.3% from $384,665 in fiscal 2019 to $275,817 in the current fiscal year. NWHB revenues in the current fiscal year were $45,030. NWHB products were not offered for sale in fiscal 2019. Other income in fiscal 2020 was $5,571compared with $12,741 in fiscal 2019. Other income in both fiscal years was comprised primarily of municipal lease fee income.

Cost of Revenue

Cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Costs and Expenses-Continuing Operations

General and administrative expenses were $1,052,178 during the year ended April 30, 2020, compared to $1,200,471 during the year ended April 30, 2019, a decrease of $148,293, or 12.4% primarily due to overall reductions in expense due to management’s efforts to reduce overhead. Expenses incurred during the current fiscal year consisted primarily of the following expenses: Compensation and related costs, $605,099; Accounting, audit and professional fees, $65,558; Consulting fees, $63,784; Rent, utilities and telecommunication expenses $92,620. Expenses incurred during the comparative year ended April 30, 2019 consisted primarily of the following expenses: Compensation and related costs, $666,115; Accounting, audit and professional fees, $51,320; Consulting fees, $180,069; and Rent, utilities and telecommunication expenses $88,933.

Other (income) expense

Other (income) expense is comprised primarily of fees earned by our Municipal Financing program. Net other income was $18,834 for the year ended April 30, 2020, compared to net other expense of $823,120 for the year ended April 30, 2019, a decrease in net other expense of $841,954 or 102.3%. The decrease results from our borrowing activities and the related costs and forgiveness of debt in the amount of $422,394. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price, the volatility of our common stock during the reported periods and the addition of warrants and the associated derivative liability.

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

	Fiscal Years Ended
	April 30,	April 30,
	2020	2019

Revenues	$-	$1,356
Net loss	$-	$-

Net Loss

Our net loss attributable to common stockholders for the year ended April 30, 2020 decreased by $901,740 or 53.4% to $787,220 from a loss of $1,688,960 for the year ended April 30, 2019. This decrease in net loss attributable to common stockholders for the year ended April 30, 2020 was primarily due to the decreased costs and expenses discussed above.

Our net loss per common share (basic and diluted) attributable to common stockholders was $0.001 for the year ended April 30, 2020 and $0.003 for the year ended April 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2020, we had an accumulated deficit of $62,702,339 and a total deficit of $11,591,617. We generated a deficit in cash flow from operations of $626,790 for the year ended April 30, 2020. This deficit results primarily from our net loss of $773,195, partially increased by noncash income and gain from change in fair value of derivative liabilities of $756,188 and an increase of $902,593 in payables and accrued expenses.

We met our cash requirements during the period through proceeds from the issuances of convertible and other notes of $158,000, and we sold common and preferred stock for proceeds of $476,500, we repaid notes in the amount of $11,000.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At April 30, 2020, we had 6 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

AUDITOR’S OPINION EXPRESSES DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A “GOING CONCERN”

The independent auditors report on our April 30, 2020 and 2019 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended April 30, 2020, we have relied on the services of outside consultants for services and currently have six full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

In March 2018, the FASB issued ASU 2018-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2018-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2018-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance on May 1, 2019 and it did not have an impact on the Company’s consolidated financial statements and related disclosures.

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

These ASUs became effective for the Company beginning interim period beginning May 1, 2018. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. The Company adopted Topic 842 effective May 1, 2019 using a modified retrospective method and elected not to recognize leases with terms of 12 months or less. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Sparta Commercial Services, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sparta Commercial Services, Inc. (the “Company”) as of April 30, 2020 and 2019, the related consolidated statements of operations, deficit, and cash flows for each of the two years in the period ended April 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Bayville, NJ

August 13, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

	April 30, 2020	April 30, 2019

ASSETS
Current Assets
Cash and cash equivalents	$-	$13
Accounts receivable	1,420	3,048
Inventory	23,331	9,761
Other current assets	470	1,827
Total Current Assets	25,221	14,649
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $212,905, respectively	-	357
Other assets	9,628	9,628
Deposits	9,000	9,000

Total assets	$43,849	$33,634

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Bank overdraft	$14,773	$11,496
Accounts payable and accrued expenses	3,427,587	3,971,179
Current portion notes payable net of discount of $0 and $8,633, respectively	4,930,244	4,106,169
Deferred revenue	16,254	17,635
Derivative liabilities	2,802,125	3,496,696
Total Current Liabilities	11,190,983	11,603,175
Loans payable-related parties	432,403	432,403
Total Long Term Liabilities	432,403	432,403
Total liabilities from continuing operations	11,623,386	12,035,578
LIABILITIES FROM DISCONTINUED OPERATIONS	12,080	12,080
Total liabilities	$11,635,466	$12,047,658

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 4,005 and 2,960 shares issued and outstanding, respectively	4,005	2,960
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 1,132 and 580 shares issued and outstanding, respectively	1,132	580
Common stock, $0.001 par value; 750,000,000 shares authorized, 627,092,904 and 627,092,904 shares issued and outstanding, respectively	627,093	627,093
Common stock to be issued 84,786,511 and 80,786,511, respectively	84,787	80,787
Additional paid-in-capital	49,406,954	48,215,855
Accumulated deficit	(62,702,339)	(61,915,119)
Total deficiency in stockholders’ equity	(12,565,868)	(12,975,344)
Non-controlling interest	974,251	961,320
Total Deficit	(11,591,617)	(12,014,024)
Total Liabilities and Deficit	$43,849	$33,634

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

	Year Ended
	April 30,
	2020	2019
Revenue
Information technology	$275,817	$384,665
New World Health Brands	45,030	-
Total Revenue	320,847	384,665
Less Cost of goods sold	60,341	29,603
Gross profit	260,506	355,062

Operating expenses:
General and administrative	1,052,178	1,200,471
Depreciation and amortization	357	1,594
Total operating expenses	1,052,535	1,202,065

Loss from operations	(792,029)	(847,003)

Other (income) expense:
Other income	(5,571)	(12,741)
Forgiveness of debt	(422,394)	-
Financing cost	1,262,542	2,189,836
Amortization of debt discount	8,633	66,829
Loss (gain) in changes in fair value of derivative liability	(862,044)	(1,420,804)
Total other (income) expense	(18,834)	823,120

Income (loss) from continuing operations	$(773,195)	$(1,670,123)

Loss from discontinued operations	-	-

Net income (loss)	(773,195)	(1,670,123)

Net income attributed to non-controlling interest	(13,261)	(18,073)

Preferred dividend	(764)	(764)

Net income (loss) attributed to common stockholders	$(787,220)	$(1,688,960)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	$(0.001)	$(0.003)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	-	-
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.001)	$(0.003)

Weighted average shares outstanding	627,092,904	626,189,206

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF DEFICIT

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

	Series A		Series B		Series C		Series D				Common Stock		Additional		Non-
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2018	125	$12,500	-	$-	1,170	$1,170	-	$-	620,862,687	$620,863	75,786,511	$75,787	$46,635,457	(60,226,159)	$943,299	$(11,937,083)
Sale of preferred stock					1,394	1,394							694,656			696,050
Shares issued for financing cost									6,230,217	6,230	5,000,000	5,000	38,570			49,800
Shares issued for conversion of notes and interest					376	376	406	406					723,564			724,346
Shares issued for settlement of accounts payable							124	124					123,626			123,750
Shares issued for conversion of subsidiary preferred					20	20	50	50					(18)		(52)	-
Preferred dividend														(764)		(764)
Net loss														(1,688,196)	18,073	(1,670,123)
Balance April 30, 2019	125	12,500	-	$-	2,960	$2,960	580	$580	627,092,904	$627,093	80,786,511	$80,787	$48,215,855	(61,915,119)	$961,320	$(12,014,024)
Sale of preferred stock					953	953							475,547			476,500
Shares issued for financing cost											3,000,000	3,000	3,000			6,000
Shares issued for conversion of notes and interest					92	92							45,737			45,829
Shares issued for settlement of accounts payable							222	222			1,000,000	1,000	321,028			322,250
Shares issued for conversion of subsidiary preferred							330	330							(330)	-
Reclassification of derivative liability													345,787			345,787
Preferred dividend														(764)		(764)
Net loss														(786,456)	13,261	(773,195)
Balance April 30, 2020	125	$12,500	-	$-	4,005	$4,005	1,132	$1,132	627,092,904	$627,093	84,786,511	$84,787	$49,406,954	$(62,702,339)	$974,251	$(11,591,617)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(773,195)	$(1,670,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357	1,595
Gain from change in fair value of derivative liabilities	(862,044)	(1,420,804)
Amortization of debt discount	8,633	66,829
Non-cash financing cost	519,260	1,839,314
Forgiveness of debt	(422,394)	-
Changes in operating assets and liabilities
Accounts receivable	(15,028)	(2,048)
Inventory	(18,164)	(9,761)
Other assets	1,357	(1,827)
Accounts payable and accrued expenses	935,809	440,687
Deferred revenue	(1,381)	(2,911)
Net cash used in operating activities	(626,790)	(759,049)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	3,277	9,614
Proceeds from sale of stock	476,500	696,050
Proceeds from notes payable	158,000	57,800
Payments on notes payable	(11,000)	(7,450)
Proceeds from related party notes	-	12,000
Payments on related party notes	-	(9,950)
Net cash provided by financing activities	626,777	758,064

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	-
Net cash flow from discontinued operation	-	-

Net (decrease) increase in cash	$(13)	$(985)

Cash and cash equivalents, beginning of period	13	998
Cash and cash equivalents , end of period	$-	$13

Cash paid for:
Interest	$2,456	$249
Income taxes	$-	$700

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

New World Health Brands, Inc. (NWHB) was formed in April 2019 as a subsidiary and new business line of Sparta Commercial Services, Inc. While anticipating, and with the passing of the 2018 Farm Bill, which resulted in the removal of hemp (CBD) from Schedule 1 of the Controlled Substances Act. Sparta’s management recognized a substantial potential business opportunity in the rapidly expanding Industrial Hemp-CBD (Cannabinol) market in the United States. During 2019-2020, management sourced, developed and lab tested 5 CBD product categories totaling 31 products, procured product packaging, labeling, implemented fulfillment and launched an on-line B2C website, www.newworldhealthcbd.com.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

The following table presents our revenues disaggregated by revenue source:

	Year Ended April 30,
	2020	2019
Information Technology	$275,817	$384,665
New World Health Brands	45,030	-
	$320,847	$384,665

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

At April 30, 2020 and 2019, 4.2 billion potential shares (including 84,786,511 shares to be issued included on the balance sheet) and 1,039,725,739 potential shares (including 80,786,511 shares to be issued included on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of April 30, 2020 and 2019, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

Reclassifications

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Recent Accounting Pronouncements

In March 2019, the FASB issued ASU 2019-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2018-09). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2018-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance on May 1, 2019 and it did not have an impact on the Company’s consolidated financial statements and related disclosures.

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

The FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

●	ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) in May 2014. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.
●	ASU No. 2018-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2018-08”) in March 2018. ASU 2019-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.
●	ASU No. 2018-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2018-10”) in April 2018. ASU 2018-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.
●	ASU No. 2018-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2018 EITF Meeting (SEC Update) (“ASU 2018-11”) in May 2018. ASU 2018-11 rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2018 EITF meeting. The SEC Staff is rescinding SEC Staff Observer comments that are codified in Topic 605 and Topic 932, effective upon adoption of Topic 606.
●	ASU No. 2018-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients in May 2018. ASU 2018-12 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance.

These ASUs became effective for the Company beginning interim period beginning May 1, 2018. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. The Company adopted Topic 842 effective May 1, 2019 using a modified retrospective method and elected not to recognize leases with terms of 12 months or less. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE B – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of April 30, 2020, the Company had an accumulated deficit of $62,702,339 and a working capital deficit (total current liabilities exceeded total current assets) of $11,165,762. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In order to improve the Company’s liquidity, the Company’s management is actively pursuing additional equity financing through discussions with investment bankers, private equity groups, and private investors. There can be no assurance that the Company will be successful in its effort to secure additional equity financing.

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

	Years Ended
	April 30, 2020	April 30, 2019

Revenues	$-	$1,356
Net loss	$-	$-

As the Company sold its entire portfolio of performing RISCs, and a portion of its portfolio of leases with the remaining leases in final run-off mode, therefore no portfolio performance measures were calculated for the years ended April 30, 2020 and 2019.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

ASSETS INCLUDED IN DISCONTINUED OPERATIONS

None.

LIABILITIES INCLUDED IN DISCONTINUED OPERATIONS

Included in liabilities from discontinued operations are the following:

SECURED NOTE PAYABLE

	April 30, 2020	April 30, 2019

Secured, subordinated individual lender	12,080	12,080
Total	$12,080	$12,080

At April 30, 2020, the note has a maturity due within one year.

NOTE D – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	April 30, 2020	April 30, 2019
Notes convertible at holder’s option	$2,590,309	$1,901,866
Notes convertible at Company’s option	75,700	75,700
Non-convertible notes payable	2,264,235	2,137,236
Subtotal	4,930,244	4,114,802
Less debt discount	-	(8,633)
Total	$4,930,244	$4,106,139

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% to 48% to market value.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

Amortization of debt discount for the years ended April 30, 2020 and 2019 was $8,633 and $66,829, respectively.

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

The change in fair value of the derivative liabilities of convertible notes outstanding at April 30, 2020 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.16% to 0.20
Expected stock price volatility		253%
Expected dividend payout		0
Expected options life in years	Ranging from	1 year to 2 years

The change in fair value of the derivative liabilities at April 30, 2019 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	2.39 % to 2.47%
Expected stock price volatility		95%
Expected dividend payout		0
Expected options life in years	Ranging from	0.8 year to 1 year

Changes in derivative liability during the years ended April 30, 2020 and 2019 were:

	April 30,
	2020	2019
Balance, beginning of year	$3,496,696	$3,502,669
Derivative liability reclassified to additional paid in capital	(821,564)	871,673
Derivative financial liability arising on the issue of convertible notes and warrants	286,205	543,158
Fair value adjustments	(159,212)	(1,420,804)
Balance, end of year	$2,802,125	$3,496,696

NOTE E – LOANS PAYABLE TO RELATED PARTIES

As of April 30, 2020 and 2019, aggregated loans payable, without demand and with no interest, to officers and directors were $432,403 and $432,403, respectively.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

NOTE F – EQUITY TRANSACTIONS

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value.

The Company had 627,092,904 and 627,092,904 shares of common stock issued and outstanding as of April 30, 2020 and 2019, respectively. The Company had 84,786,511 and 80,786,511 shares of common classified as to be issued at April 30, 2020 and April 30, 2019, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share; 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value; 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1 per share liquidation value. The Company had 125 shares of Series A Preferred Stock issued and outstanding as of April 30, 2020 and 2019. The Company had no shares of Series B Preferred Stock issued and outstanding as of April 30, 2020 and 2019. The Company had 4,005 and 2,960 shares of Series C Preferred Stock issued and outstanding as of April 30, 2020 and 2019. The Company had 1,132 and 580 shares of Series D Preferred Stock issued and outstanding as of April 30, 2020 and 2019.

Preferred Stock Series A.

The Series A Preferred Stock has a stated value of $100 per share, carries a 6% annual cumulative dividend, payable semi-annually in arrears, and is convertible into shares of common stock at the rate of one preferred share into 8.55 shares of common stock. There were no transactions of the Series A Preferred Stock during the years ended April 30, 2020 and 2019.

Accrued dividends payable on the Series A Preferred were $10,619 and $9,855 at April 30, 2020 and 2019, respectively. At the Company’s option, these dividends may be paid in shares of the Company’s Common Stock.

Preferred Stock Series B

On July 24, 2009, the Company designated 1,000 shares as Series B Preferred Stock. The Series B Preferred Stock, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank senior to the Company’s common stock and any other class or series of preferred stock, and junior to all of the Company’s existing and future indebtedness. The Series B Preferred Stock accrues dividends at an annual rate of 10%. Accrued dividends are payable upon redemption of the Series B Preferred Stock. The Company’s common stock may not be redeemed while shares of Series B Preferred Stock are outstanding. The Series B Preferred Stock certificate of designations provides that, without the approval of a majority of the shares of Series B Preferred Stock, the Company cannot authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B Preferred Stock, liquidate, dissolve or wind-up the Company’s business and affairs, or effect certain fundamental corporate transactions, or otherwise alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock. The Series B Preferred Stock have a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon upon liquidation, including upon consummation of certain fundamental corporate transactions, dissolution, or winding up of the Company’s business. The shares of Series B Preferred Stock are redeemable at the Company’s option on or after the fifth anniversary of the date of its issuance. During the year ended April 30, 2015, pursuant to the terms of the Series B Preferred Stock, the Company redeemed and returned to treasury all shares of Series B Preferred Stock and all shares of to be issued Series B Preferred Stock by exchanging the shares for $2,118,309 of note subscription receivables and $193,011 of interest receivable thereon. Subsequent to this redemption, there were no shares of Series B Preferred Stock outstanding and there were no shares of Series B Preferred Stock payable. There were no transactions of the Series B Preferred Stock during the years ended April 30, 2020 and April 30, 2019.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

Preferred Stock Series D

In August 2019, the Company authorized a new series of 2,000,000 shares of preferred stock designated as Series D Convertible Preferred Stock, each share having a par value of $0.001 per share. The Series D Preferred Stock shall, upon liquidation, winding-up or dissolution, rank: (a) senior to the Company’s common stock and any other class or series of preferred stock of the Company which by their terms are junior to the Series D Preferred Stock (collectively, together with any warrants, rights, calls or options exercisable for or convertible into such Preferred Stock, the “Junior Shares”); (b) junior to all existing and future indebtedness of the Company; and (c) junior to the Company’s Series A, Series B, and Series C Preferred Stock. The Series D Preferred Stock is not entitled to receive any dividends, has a liquidation value of $1.00 per share, redeemable, after three years from issue, at the Company’s option at $1.15 per share, and each shares of Series D Preferred Stock is convertible at the option of the holder into 400 shares of common stock.

Equity Transactions

During the year ended April 30, 2020, the Company:

●	Sold 953,000 Units of Series C convertible preferred stock for $476,500
●	Issued 92,000 Units of Series C convertible preferred stock upon the conversion of notes payable and accrued interest aggregating $45,829
●	Issued 222,000 Units of Series D convertible preferred stock upon the conversion of accounts payable aggregating $222,250
●	Issued 330,000 Units of Series D convertible preferred stock upon the conversion of $330,000 of the Company’s subsidiary preferred stock
●	Pursuant to agreement, accrued to be issued 3,000,000 shares of common stock valued at $6,000
●	Pursuant to agreement, accrued to be issued 1,000,000 shares of common stock valued at $322,250.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

During the year ended April 30, 2019, the Company:

●	sold 1,354,000 shares of Series C Preferred stock for $676,050,
●	pursuant to terms of agreements, accrued as to be issued 5,000,000 shares of restricted common stock, valued at $22,172,
●	pursuant to terms of agreements, issued 6,230,217 shares of restricted common stock, valued at $27,628,
●	issued 20,000 Units of the Company’s Series C Convertible Preferred stock in exchange for $10,000 of the Company’s subsidiary’s Series C Convertible Preferred stock. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

●	issued 376,000 Units of Series C Convertible Preferred stock upon conversion of $317,596 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 406,000 Units of the Company’s Series D Convertible Preferred stock upon conversion of $405,968 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	issued 124,000 Units of the Company’s Series D Convertible Preferred stock upon conversion of $123,750 of accounts payable. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	issued 50,000 Units of the Company’s Series D Convertible Preferred stock in exchange for $25,000 of the Company’s subsidiary’s Series C Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

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

The table below summarizes the fair values of financial liabilities as of April 30, 2020:

	Fair Value at	Fair Value Measurement Using
	April 30, 2020	Level 1	Level 2	Level 3
Derivative liabilities	$2,802,125	-	-	$2,802,125

Fair values of financial liabilities as of April 30, 2019 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2019	Level 1	Level 2	Level 3
Derivative liabilities	$3,496,696	-	-	$3,496,696

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

NOTE H – NON-CASH FINANCIAL INFORMATION

During the year ended April 30, 2020, the Company:

●	issued 92,000 Units of Series C convertible preferred stock upon the conversion of notes payable and accrued interest aggregating $45,829
●	issued 222,000 Units of Series D convertible preferred stock upon the conversion of accounts payable aggregating $222,250
●	issued 330,000 Units of Series D convertible preferred stock upon the conversion of $330,000 of the Company’s subsidiary preferred stock
●	pursuant to agreement, accrued to be issued 3,000,000 shares of common stock valued at $6,000
●	pursuant to agreement, accrued to be issued 1,000,000 shares of common stock valued at $322,250.

During the year ended April 30, 2019, the Company:

●	Pursuant to terms of agreements, accrued as to be issued 5,000,000 shares of restricted common stock, valued at $22,172,
●	pursuant to terms of agreements, issued 6,230,217 shares of restricted common stock, valued at $27,628,
●	issued 20 Units of the Company’s Series C Convertible Preferred stock in exchange for $10,000 of the Company’s subsidiary’s Series C Convertible Preferred stock. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 376 Units of Series C Convertible Preferred stock upon conversion of $317,596 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock convertible at any time into 300 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share,
●	issued 406 Units of the Company’s Series D Convertible Preferred stock upon conversion of $405,968 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	issued 124 Units of the Company’s Series D Convertible Preferred stock upon conversion of $123,750 of accounts payable. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share,
●	issued 50 Units of the Company’s Series D Convertible Preferred stock in exchange for $25,000 of the Company’s subsidiary’s Series C Convertible Preferred stock. Each Unit consists of 1 share of Series D Preferred stock convertible at any time into 400 shares of the Company’s common stock (subject to certain percentage ownership provisions) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

NOTE I - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2020 and 2019 consist of the followings:

	2020	2019
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(213,262)	(212,905)
Net property and equipment	$-	$357

Depreciation expense related to property and equipment was $357 and $1,594 for the years ended April 30, 2020 and 2019, respectively.

NOTE J - STOCK OPTIONS AND WARRANTS

Options:

During the fiscal year ended April 30, 2015, four employees agreed to exchange 3,999 options exercisable at $7.50 per share and 28,667 options exercisable at $ 1.65 per share for 113,338 shares of the Company’s common stock, valued at $77,460. The shares are fully vested. Only 66,835 shares have been issued. 6,000 shares have been cancelled as the employee resigned prior to vesting leaving 40,499 shares to be issued.

Pursuant to resolutions of the Company’s Board of Directors in August 2014, the exercise price on the 327,335 options held by the Company’ s officers and directors was reduced to $0.50 per share from exercise prices ranging from $0.60 to $14.355, and the expiration dates were extended by two years. The $63,149 valuation of this action was fully expensed during the year.

No options were granted during the fiscal years ended April 30, 2020 and 2019.

The following table summarizes common stock options issued to officers, directors and employees outstanding and the related exercise price.

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0	-	$-	-	$-

Transactions involving stock options issued to officers, directors and employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2018	26,667	$0.50
Granted	-	-
Exercised	-	-
Canceled or expired	(26,667)	0.50
Outstanding at April 30, 2019	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2020	-	$-

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

Warrants:

During the year ended April 30, 2020, the Company, as part of the issuance of 1,044,700 Units of Series C Convertible Preferred Stock issued an aggregate of 156,705,000 warrants to purchase an aggregate of 156,705,000 shares of common stock at $0.005 per share. The warrants were initially valued at $239,485 using the Black-Sholes option-pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 120% to 221%, (3) risk-free interest rate of 0.2% to 2.15%, and (4) expected life of 2 years. As part of the issuance of 552,000 Units of Series D Convertible Preferred Stock, issued an aggregate of 82,800,000 warrants to purchase an aggregate of 82,800,000 shares of common stock at $0.01 per share. The warrants initially valued at $48,178 using the Black-Sholes option-pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 120% to 221%, (3) risk-free interest rate of 0.2% to 2.15%, and (4) expected life of 2 years. The warrants are fully vested.

As of December 31, 2019, the Company’s Board of Directors voted to approve unanimously: “…an extension of the exercise period of those certain warrants previously issued in connection with the Corporation’s Series C Preferred Stock and Series D Preferred Stock for an additional 24 months form the original termination date of each such warrant; and that such extension of expiration dates shall apply to any such warrant that had expired as of the date hereof.”

During the year ended April 30, 2019, the Company, as part of the issuance of 1,790,400 Units of Series C Convertible Preferred Stock issued an aggregate of 268,560,000 warrants to purchase an aggregate of 268,560,000 shares of common stock at $0.005 per share. The warrants were initially valued at $1,099,534 using the Black-Sholes option-pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 103.1% to 143.7%, (3) risk-free interest rate of 2.34% to 2.86%, and (4) expected life of 2 years. As part of the issuance of 579,880 Units of Series D Convertible Preferred Stock, issued an aggregate of 86,982,000 warrants to purchase an aggregate of 86,982,000 shares of common stock at $0.01 per share. The warrants initially valued at $294,141 using the Black-Sholes option-pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 103.1% to 143.7%, (3) risk-free interest rate of 2.34% to 2.86%, and (4) expected life of 2 years. The warrants are fully vested.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.005	600,757,500	2.41	$0.005	600,757,500	$0.005
$0.01	169,815,000	2.72	$0.01	169,815,000	$0.01

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 2018	175,532,500	$0.0051
Granted	355,542,000	0.0062
Exercised	-	-
Canceled or expired
Outstanding at April 30, 2019	531,074,500	0.0059
Granted	239,538,000	0.0067
Exercised	-	-
Canceled or expired	(40,000)	0.65
Outstanding at April 30, 2020	770,572,500,	$0.0061

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

NOTE K - INCOME TAXES

At April 30, 2020, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $47,663,000, that may be used to offset future taxable income and expiring through the tax year 2036, subject to certain limitation pursuant to Internal Revenue Code Section 382. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that, the benefits will not be realized.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended April 30,
	2019	2020
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(7.1)	(7.1)
Permanent differences	6.7	6.7
Change in valuation allowance	21.4	21.4

Provision for income taxes	0.0%	0.0%

Components of deferred tax assets as of April 30, 2019 and estimated 2020 are as follows:

	April 30,
	2019	2020
Noncurrent:
Net operating loss carry forward	$33,703,695	$34,269,706
Valuation allowance	(33,703,695)	(34,269,706)
Net deferred tax asset	$-	$-

The valuation allowance increased by $13,723,035 and $566,011 during the years ended April 30, 2019 and 2020, respectively. The 2019 allowance has been adjusted for lower federal corporate income tax rate.

NOTE L - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired on July 31, 2018 and continues on a month-to-month basis thereafter. The monthly base rent is $4,800.

Rent expense was $62,186 and $56,150 for the years ended April 30, 2020 and 2019, respectively.

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

The Company entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens, our Chief Executive Officer. The employment is for a term of five years. The employment term is to be automatically extended for one five-year period, and additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. The agreement was automatically extended for one year on July 12, 2020. He is entitled to six weeks of paid vacation per year, and health insurance, short-term and long-term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He did not receive any equity compensation as part of this agreement.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of April 30, 2020, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

NOTE M – SUBSEQUENT EVENTS

Subsequent to April 30, 2020 the Company:

Granted to each of its two independent Directors five year options to purchase 48,214,285 shares of the Company’s common stock at $0.00308 per share. The options are fully vested. These options represent compensation for nine years of service on the board.

Entered into five year employment agreements with its CEO, Anthony L Havens and Vice President of Operations, Sandra L Ahman. As part of their employment agreements, Mr. Havens received five year options to purchase 37,625,574 shares of the Company’s common stock at $0.00308 per share. The options vest in three equal tranches over three years. Ms. Ahman received five year options to purchase 12,541,858 shares of the Company’s common stock at $0.00308 per share. The options vest in three equal tranches over three years.

Granted Mr. Havens five year options to purchase 88,615,323 shares of the Company’s common stock upon the conversion of $243,692.14 of deferred salary owed him. The options are exercisable at $0.00275 per share and are fully vested.

Granted Ms. Ahman five year options to purchase 77,727,272 shares of the Company’s common stock upon the conversion of $200,000 of deferred salary owed her. The options are exercisable at $0.00275 per share and are fully vested.

Filed a Form 14C Information Statement stating: “Sparta Commercial Services, Inc., a Nevada corporation (the “Company”) is providing this Information Statement (this “Information Statement”), which is being mailed or furnished on or about July 9, 2020 to the holders of the Company’s common stock, par value $.001 per share (the “Common Stock”) on such date, as notification that in accordance with the provisions of Section 78-2055 of the Nevada Revised Statutes holders of a majority of the issued and outstanding shares of Common Stock of the Company, by means of a written consent in lieu of a special meeting of the stockholders (the “Written Consent”,) voted in favor of decreasing the number of issued and outstanding shares of Common Stock by effecting a 1 for 100 reverse split of the Company’s common shares outstanding held by each holder of record of Common Stock at the effective date which shall occur on the 21st calendar day after the Company files this Form 14(c)2 Information Statement with the Securities and Exchange Commission (the “Effective Date”).”

Sold to 7 accredited investors, 90 Units of Series C convertible preferred for $90,000.

Sold to one accredited investor 12.4 Units of Series D convertible preferred for $12,455 and issued to the same investor 38 Units of Series D convertible preferred in exchange for 7.6 shares of the Company’s preferred stock valued at $38,000.

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

ITEM 9.01 - FINANCIAL STATEMENTS AND EXHIBITS

(a) Financial Statements of Business Acquired. N/A

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2020 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2020, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day-to-day operations;
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2020. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2020 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fiscal year ended April 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of April 30, 2020.

Name	Age	Position
Anthony L. Havens	66	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kristian Srb	65	Director
Jeffrey Bean	67	Director
Richard P. Trotter*	77	Chief Operating Officer
Sandra L. Ahman	57	Vice President, Secretary and Director

*Mr. Trotter retired April 30, 2020.

Management Profiles

Anthony L. Havens, Chief Executive Officer, President, and Chairman. On February 27, 2004, Mr. Havens became our Chief Executive Officer, President and Chairman of the Board. Mr. Havens served as acting Chief Financial Officer from July 2005 to September 2006. Mr. Havens resumed serving as acting Chief Financial Officer on January 31, 2016, upon the retirement of the Chief Financial Officer. He is involved in all aspects of Sparta’s operations, including providing strategic direction, and developing sales and marketing strategies. From 1994 to 2004, Mr. Havens was Chief Executive Officer and a director of American Motorcycle Leasing Corp. He co-founded American Motorcycle Leasing Corp. in 1994, and developed its operating platform and leasing program to include a portfolio, which includes both prime and sub-prime customers. Mr. Havens has over 20 years of experience in finance and investment banking.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta’s executive officers, directors, and persons who beneficially own more than ten percent of Sparta’s common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta’s common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2020, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended April 30, 2020 (“Named Executive Officers”).

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)(a)	($)	($)	($)	($)(b)	($)

Anthony L. Havens	2020	280,000		-	-		280,000
Chief Executive Officer	2019	280,000		-	-		280,000

Richard P. Trotter*	2020	100,000	-	-	-	-	100,000
Chief Operating Officer	2019	100,000	-	-	-	-	100,000

*Mr. Trotter retired April 30, 2020.

(a)	For Mr. Havens includes accrued, unpaid net salary of $35,917 and $57,033 at year end 2020 and 2019 respectively.
(b)	This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000.

In general, compensation payable to a Named Executive Officer consists of a base salary, a stock or stock option award, and may include a cash bonus. During our 2019 fiscal year, we had in effect a written employment agreement with the Mr. Havens. Our compensation system has generally not been tied to performance-based conditions other than the passage of time.

Employment Agreement with CEO

We entered into an employment agreement, dated as of July 12, 2004, with Anthony L. Havens who serves as our Chief Executive Officer. The agreement was for an initial term of five years, and provided for automatic extensions for one five-year period and for additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. The agreement was automatically extended for one year in July 2020. His base salary is at an annual rate of $280,000. He is entitled to defer a portion of his base salary each year. He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors. He is entitled to a $1,000,000 term insurance policy. He is entitled to six weeks of paid vacation per year, health insurance, short term and long-term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies. If terminated, he is entitled to three months of severance for up to six months of service for each year of employment, plus full participation in all standard employee benefits during the period of severance payments. The employment agreement provides for termination for cause. If he resigns for good reason or is terminated without cause within twelve months after a change in control, he is entitled to receive an additional lump sum payment equal to the greater of the severance payment or the balance of his base salary for the remaining employment term, continued coverage under any welfare benefits plans for two years, and full vesting of any account balance under a 401(k) plan. For purposes of the employment agreement, a change in control refers to:

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as of April 30, 2020.

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

Compensation of Directors

In fiscal 2020, non-employee directors received no compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of April 30, 2020.

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

Plans in the Shareholder Approved Category

In July 2004, we adopted our 2005 Stock Incentive Compensation Plan (the “2005 Plan”). The 2005 Plan authorizes our Board of Directors to grant securities, including stock options, to employees, directors and others, in the aggregate amount of 113,334 shares of common stock. Securities issued under the plan may be stock awards, non-qualified options, incentive stock options, or any combination of the foregoing. In general, stock options granted under the plan have a maximum duration of ten years from the date of the grant and are not transferable. The per share exercise price of any incentive stock option granted under the plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over ten percent or more of our capital stock are granted at 110% of fair market value of the underlying common stock on the date of grant and expire five years after the date of grant. No awards may be granted after July 1, 2014. In June 2015, four employees agreed to exchange 3,999 options exercisable at $7.50 per share and 28,667 options exercisable at $ 1.65 per share for 113,334 shares of the Company’s common stock, valued at $77,460. The shares are fully vested. Only 66,835 shares have been issued. 6,000 shares have been cancelled as the employee resigned prior to vesting leaving 40,499 shares to be issued.

As of April 30, 2020, no options to purchase shares of common stock were outstanding under the 2005 plan.

Plans Not in the Shareholder Approved Category

In May 2009, the Company’s Board of Directors authorized a 2009 Consultant Stock Plan covering 133,334 shares of the Company’s common stock for purposes of compensation of certain consultants. Effective June 12, 2013, the Plan was amended to increase the authorized number of shares by 500,000 bringing the total number of authorized shares to 633,333. During the fiscal year ended April 30, 2020, no shares were issued under the plan.

In October 2014, the Company’s Board of Directors approved the “2014 Equity Incentive Plan” authorizing the issuance of up to 3,000,000 shares of the Company’s common stock or common stock purchase options. The purpose of the 2014 Equity Incentive Plan (the “2014 Plan”) is to advance the interests of Sparta Commercial Services, Inc. (the “Company”) and its shareholders by enabling the Company and its Subsidiaries to attract and retain persons of ability to perform services for the Company and its Subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The shares underlying the 2014 Plan were registered on Form S-8 with the Securities and Exchange Commission on November 3, 2014. During the fiscal year ended April 30, 2020, no shares of common stock were issued under the 2014 Plan.

Common Stock

The table below sets forth information regarding the beneficial ownership of our common stock as of July 31, 2020 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

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

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	259,118	≤1%
Kristian Srb	398,944	≤1%
Jeffrey Bean	103,614	≤1%
Richard P. Trotter* (2)	1,067,588	≤1%
Sandra L. Ahman	7,685	≤1%
All current directors and named officers as a group (5 in all)	1,836,949	≤1%

*Mr. Trotter retired April 30, 2020.

(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 555 Fifth Avenue, 14thFloor. New York, NY 10017.
(1)	Excludes approximately 50,000 shares of common stock owned by Mr. Havens’ son held in an irrevocable trust account. Mr. Havens is not the trustee for his son’s trust account, and does not have the sole or shared power to vote or direct the vote of such shares. Mr. Havens disclaims beneficial ownership of such shares held in his son’s trust account.
(2)

Includes 1,667 vested shares and 44,445 shares held by The Richard and Kay Trotter Trust Established March 18, 2009. Includes 21,476 shares to be issued to Mr. Trotter in lieu of salary. Includes 1,000,000 shares to be issued to Mr. Trotter for forgiveness of past due salary. Includes 53,550 vested stock options, all exercisable at $0.500 per share until May 12, 2020. Mr. Trotter retired April 30, 2020.

Changes in Control

Other than outstanding convertible securities, we do not have any arrangements that may result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with our Directors during the fiscal years ended April 30, 2020 and 2019. As of April 30, 2020, we owed Mr. Srb $395,643 and Ms. Ahman $36,760.

Director Independence

None of our directors, other than Kristian Srb and Jeffrey Bean, is deemed an independent director. For purposes of determining independence, we are applying the independence standards of the NASDAQ Stock Market LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Boyle CPA, LLC, our principal independent registered public accounting firm, during the fiscal years ended April 30, 2020 and 2019 were $14,000 and $14,000, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2020 and 2019 were $0. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2020 and 2019 were $0 and $0, respectively. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services our principal independent registered public accounting firm for the fiscal years ended April 30, 2020 and 2019.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm. All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2020 and 2019 were pre-approved. The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor’s provision of audit and non-audit services was compatible with maintaining the auditor’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as a part of this report:

(1) Index to Condensed Consolidated Financial Statements

Report of Registered Independent Certified Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2020 and 2019

Consolidated Statements of Losses for the years ended April 30, 2020 and 2019

Consolidated Statement of Deficit for the two years ended April 30, 2020

Consolidated Statements of Cash Flows for the years ended April 30, 2020 and 2019

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules

Not required.

(3) Index to Exhibits

Exhibit Number	Description of Exhibit
3(i)(1)	Articles of Incorporation of Tomahawk Oil and Minerals, Inc. (Incorporated by reference to Exhibit 3(i) (1) of Form 10-KSB filed on August 13, 2004)
3(i)(2)	Certificate of Amendment of Articles of Incorporation, November 1983 (Incorporated by reference to Exhibit 3(i) (2) of Form 10-KSB filed on August 13, 2004)
3(i)(3)	Certificate of Amendment of Articles of Incorporation for name change, August 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on August 27, 2004)
3(i)(4)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on September 17, 2004)
3(i)(5)	Certificate of Amendment of Articles of Incorporation for decrease in authorized capital, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on December 23, 2004)
3(i)(6)	Certificate of Designation for Series A Redeemable Preferred Stock, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2005)
3(i)(7)	Certificate of Designation for Series B Preferred Stock (Incorporated by reference to Exhibit B to Preferred Stock Purchase Agreement, dated as of July 29, 2009
3(i)(8)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 21, 2009 (Incorporated by reference to Exhibit 3(i)(8) of Form S-1 filed on October 2, 2009)
3(i)(9)	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 5.03(i) of Form 8-K filed on November 19, 2009)
3(i)(10)	Certificate of Designation of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 14, 2018)
3(ii)(1)	By-laws (Incorporated by reference to Exhibit 3(ii) (1) of Form 10-KSB filed on August 13, 2004)
3(ii)(2)	By-laws Resolution (Incorporated by reference to Exhibit 3(ii) (2) of Form 10-KSB filed on August 13, 2004)
3(ii)(3)	Board of Directors Resolutions amending By-laws (Incorporated by reference to Exhibit 3(ii) of Form 10-QSB filed on December 15, 2004)
4.1	Form of Stock Option Agreement with Jeffrey Bean (Incorporated by reference to Exhibit 4.1 of Form 10-Q filed on July 9, 2020)
4.2	Form of Stock Option Agreement with Kristian Srb (Incorporated by reference to Exhibit 4.2 of Form 10-Q filed on July 9, 2020)
4.3	Form of Stock Option Agreement with Anthony L. Havens (Incorporated by reference to Exhibit 4.3 of Form 10-Q filed on July 9, 2020)
4.4	Form of Stock Option Agreement with Sandra L. Ahman (Incorporated by reference to Exhibit 4.4 of Form 10-Q filed on July 9, 2020)
4.5	Form of Stock Option Agreement with Anthony L. Havens (Incorporated by reference to Exhibit 4.2 of Form 8-K filed on July 27, 2020)
4.6	Form of Stock Option Agreement with Sandra L. Havens (Incorporated by reference to Exhibit 4.1 of Form 8-K filed on July 27, 2020)
10.1+	Form of Employment Agreement with Anthony L. Havens (Incorporated by reference to Exhibit 10.14 of Form 10-Q filed on July 9, 2020)
10.2+	2005 Stock Incentive Compensation Plan (Incorporated by reference to Exhibit 4 of Form 10-KSB filed on August 13, 2004)
10.3	2010 Consultant Stock Plan (Incorporated by reference to Exhibit 99.1 of Form S-8 filed on May 12, 2009)
10.4+	Form of Employment Agreement with Sandra L Ahman (Incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on July, 9, 2020)
12**	2014 Equity Incentive Plan
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of Form 10-K filed on August 15, 2011)
21.1*	List of Subsidiaries
23.1*	Consent of Boyle CPA, LLC
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Date: August 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President, Interim Principal Financial Officer
and Chairman of the Board

Date: August 13, 2020

By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: August 13, 2020

By:	/s/ Kristian Srb
Kristian Srb
Director

Date: August 13 , 2020

By:	/s/ Jeffrey Bean
Jeffrey Bean
Director

Date: August 13, 2020

