Form 10-Q
period 2020-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-09-21
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One )

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

As of September 21, 2020, we had 656,192,904 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2020	April 30, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$58	$-
Accounts receivable	19,326	1,420
Inventory	32,160	23,331
Other current assets	519	470
Total Current Assets	52,063	25,221
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $212,905, respectively	-	-
Other assets	9,628	9,628
Deposits	9,000	9,000

Total assets	$70,691	$43,849

LIABILITIES AND DEFICIT

Liabilities:
Current Liabilities
Bank overdraft	$869	$14,773
Accounts payable and accrued expenses	3,081,821	3,427,587
Current portion notes payable	5,072,768	4,942,324
Deferred revenue	14,044	16,254
Derivative liabilities	4,252,446	2,802,125
Total Current Liabilities	12,421,948	11,203,063
Loans payable-related parties	432,403	432,403
Total Long Term Liabilities	432,403	432,403
Total liabilities	$12,854,351	$11,635,466

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 4,145 and 4,005 shares issued and outstanding, respectively	4,145	4,005
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 1,494 and 1,132 shares issued and outstanding, respectively	1,494	1,132
Common stock, $0.001 par value; 750,000,000 shares authorized, 627,092,904 and 627,092,904 shares issued and outstanding, respectively	627,093	627,093
Common stock to be issued 98,119,845 and 84,786,511, respectively	98,120	84,787
Additional paid-in-capital	50,416,173	49,406,954
Accumulated deficit	(64,919,397)	(62,702,339)
Total deficiency in stockholders’ equity	(13,759,872)	(12,565,868)
Non-controlling interest	976,212	974,251
Total Deficit	(12,783,660)	(11,591,617)
Total Liabilities and Deficit	$70,691	$43,849

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

	Three Months Ended
	July 31,
	2020	2019
Revenue
Information technology	$73,947	$72,967
New World Health Brands	2,660	12,262
Total Revenue	76,607	85,229
Less Cost of goods sold	20,148	14,787
Gross profit	56,459	70,442

Operating expenses:
General and administrative	713,676	224,709
Depreciation and amortization	-	357
Total operating expenses	713,676	225,066

Loss from operations	(657,217)	(154,624)

Other (income) expense:
Other income	-	(1,200)
Forgiveness of debt	(63,053)	(311,127)
Financing cost	310,424	212,632
Amortization of debt discount	0	6,825
Loss (gain) in changes in fair value of derivative liability	1,310,307	1,682,995
Total other (income) expense	1,557,678	1,590,125

Net Income (loss)	$(2,214,895)	$(1,744,749)

Net income attributed to non-controlling interest	(1,972)	(3,383)

Preferred dividend	(191)	(191)

Net income (loss) attributed to common stockholders	$(2,217,058)	$(1,748,323)

Basic and diluted loss per share:
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.00)	$(0.00)

Weighted average shares outstanding	627,092,904	627,092,904

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2020

(UNAUDITED)

	Series A		Series B		Series C		Series D				Common Stock		Additional		Non-
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2020	125	$12,500	-	$-	4,005	$4,005	1,132	$1,132	627,092,904	$627,093	84,786,511	$84,787	$49,406,954	(62,702,339)	$974,251	(11,591,617)
Sale of preferred stock					140	140							69,860			70,000
Sale of common stock units											13,333,334	13,333	6,667			20,000
Stock based compensation													464,718			464,718
Shares issued for conversion of notes and interest																-
Shares issued for settlement of accounts payable							311	311					311,067			311,378
Options issued for settlement of accounts payable													156,947			156,947
Shares issued for conversion of subsidiary preferred							51	51					(40)		(11)	-
Preferred dividend														(191)		(191)
Net loss														(2,216,867)	1,972	(2,214,895)
Balance July 31, 2020	125	$12,500	-	$-	4,145	$4,145	1,494	$1,494	627,092,904	$627,093	98,119,845	$98,120	$50,416,173	$(64,919,397)	$976,212	$(12,783,660)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

	Three Months Ended
	July 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,214,895)	$(1,744,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,595
Stock based compensation	464,718	-
Gain from change in fair value of derivative liabilities	1,310,307	(1,420,804)
Amortization of debt discount	-	66,829
Non-cash financing cost	140,014	1,839,314
Forgiveness of debt	(63,053)	(311,127)
Changes in operating assets and liabilities
Accounts receivable	(1,250)	(2,048)
Inventory	(4,235)	(9,761)
Other assets	(49)	(1,827)
Accounts payable and accrued expenses	164,171	440,687
Deferred revenue	(2,210)	(2,911)
Net cash used in operating activities	(206,482)	(1,144,802)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(13,904)	9,614
Proceeds from sale of stock	90,000	696,050
Proceeds from notes payable	130,944	57,800
Payments on notes payable	(500)	(7,450)
Proceeds from related party notes	-	12,000
Payments on related party notes	-	(9,950)
Net cash provided by financing activities	206,540	758,064

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	-
Net cash flow from discontinued operation	-	-

Net (decrease) increase in cash	$58	$(386,738)

Cash and cash equivalents, beginning of period	-	998
Cash and cash equivalents , end of period	$58	$(385,740)

Cash paid for:
Interest	$-	$249
Income taxes	$-	$700

See Note G for non-cash investing and financing activities. See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

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

Our roots are in the Powersports industry and our original focus was providing consumer and municipal financing to the powersports, recreational vehicle, and automobile industries. Presently, through our subsidiary, iMobile Solutions, Inc. (“IMS”), we offer mobile application development, sales, marketing and support, and Vehicle Title History Reports.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2020 and for the three month periods ended July 31, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2020 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the three months ended July 31, 2020 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2020.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

(Unaudited)

The condensed consolidated balance sheet as of April 30, 2020 contained herein has been derived from the audited consolidated financial statements as of April 30, 2020, but do not include all disclosures required by the U.S. GAAP.

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

Revenues from mobile app products and New World Health products are generally recognized upon delivery. Revenues from history reports are generally recognized upon delivery / download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery.

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

JULY 31, 2020

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

At July 31, 2020 and 2019, 4,748,292,511 potential shares (including 98,119,845 shares to be issued on the balance sheet) and 3,949,236,328 potential shares (including 81,786,511 shares to be issued on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

(Unaudited)

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2020 and April 30, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of July 31, 2020, the Company had an accumulated deficit of $64,919,397 and a working capital deficit (total current liabilities exceeded total current assets) of $12,369,885. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	July 31, 2020	April 30, 2020
Notes convertible at holder’s option	$2,590,309	$2,590,309
Notes convertible at Company’s option	75,700	75,700
Non-convertible notes payable	2,406,759	2,276,315
Subtotal	5,072,768	4,942,324

Less debt discount	-	-
	$5,072,768	$4,942,324

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

(Unaudited)

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value. At July 31, 2020, the Company has reserved 238,630,500 shares of its common stock for issuance upon the conversion of debentures.

Amortization of debt discount for the three month periods ended July 31, 2020 and 2019 was $0 and $6,825, respectively.

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

The change in fair value of the derivative liabilities at July 31, 2020 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.11 to 0.2%
Expected stock price volatility	Ranging from	135 to 273%
Expected dividend payout
Expected life in years	Ranging from	0.25 to 3.0 Years

The change in fair value of the derivative liabilities of convertible notes outstanding at July 31, 2019 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	1.83% to 2.00%
Expected stock price volatility		118% to 187%
Expected dividend payout		0%
Expected life in years	Ranging from	0.25 year to 2.0 years

During the three months ended July 31, 2020 and 2019, the Company recorded a (loss) of $1,310,307 and a (loss) of $1,682,995, respectively, related to the change in value of the derivative liabilities.

Changes in derivative liability during the three months ended July 31, 2020 and 2019 were:

	July 31,
	2020	2019
Balance, beginning of year	$2,802,125	$3,496,696
Derivative liability extinguished	-	-
Derivative financial liability arising on the issuance of convertible notes and warrants	140,014	63,613
Fair value adjustments	1,310,307	1,682,995
Balance, end of period	$4,252,446	$5,243,304

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

(Unaudited)

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2020 and April 30, 2020, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $432,403 and $432,403, respectively.

NOTE E – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1 per share liquidation value and 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 shares of Series A preferred stock issued and outstanding as of July 31, 2020 and April 30, 2020. The Company had no shares of Series B preferred stock issued and outstanding as of July 31, 2020 and April 30, 2020. The Company had 4,145 and 4,005 shares of Series C preferred stock issued and outstanding as of July 31, 2020 and April 30, 2020. The Company had 1,494 and 1,132 shares of Series D preferred stock issued and outstanding as of July 31, 2020 and April 30, 2020. The Company had 627,092,904 and 627,092,904 shares of common stock issued and outstanding as of July 31, 2020 and April 30, 2020, respectively. The Company had 98,119,845 and 84,786,511 shares of common classified as to be issued at July 31, 2020 and April 30, 2020.

Preferred Stock

During the three months ended July 31, 2020, the Company:

Sold 140 Units Series C Convertible Preferred stock for $70,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 311 Units Series D Convertible Preferred stock in settlement of $311,378 in accounts payable. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Issued 51 Units Series D Convertible Preferred stock upon conversion of $51,000 of the Company’s subsidiary’ preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

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

Common Stock

During the three months ended July 31, 2020, the Company:

Sold to two accredited investors 13,333,334 shares of common stock and two year warrants, to purchase 6,666,667 shares of common stock at $0.004 per share, for $20,000.

During the three months ended July 31, 2019, the Company:

Accrued to be issued 1,000,000 shares of restricted common stock in consideration of the cancellation of $311,127 of accounts payable.

NOTE F – FAIR VALUE MEASUREMENTS

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

JULY 31, 2020

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

The table below summarizes the fair values of financial liabilities as of July 31, 2020:

	Fair Value at	Fair Value Measurement Using
	July 31, 2020	Level 1	Level 2	Level 3
Derivative liabilities	$4,252,446	-	-	$4,252,446

Fair values of financial liabilities as of April 30, 2020 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2020	Level 1	Level 2	Level 3
Derivative liabilities	$2,802,125	-	-	$2,802,125

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

NOTE G – NON-CASH INVESTING AND FINANCING INFORMATION

During the three months ended July 31, 2020, the Company:

Issued 311 Units Series D Convertible Preferred stock in settlement of $311,378 in accounts payable. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Issued 51 Units Series D Convertible Preferred stock upon conversion of $51,000 of the Company’s subsidiary’ preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

(Unaudited)

NOTE H – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired on July 31, 2019, and continues on a month-to-month basis thereafter. The monthly base rent is $5,100.

Rent expense was $16,200 and $13,250 for the three month periods ended July 31, 2020 and 2019, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of July 31, 2020, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. Plaintiff’s motion for summary judgment in lieu of complaint was denied on May 5, 2017. On August 22, 2019, Plaintiff brought a second motion seeking summary judgment on the issue of liability which was denied on March 14, 2020. The Court found that there existed issues of fact warranting a trial. The Company believes the claim is contingent, unliquidated and disputed. There is no assurance that the Company will prevail in this litigation. These liabilities have been recorded in the unaudited condensed consolidated financial statements.

On October 26, 2019, a lender commenced an action in the Supreme Court of the State of New York in New York County alleging damages from unpaid principal and interest, attorney’s fees, costs, and expenses arising from a promissory note dated February 26, 2015 in the amount of $50,000.00. The case is presently in the discovery phase of the litigation. The Company believes the claim is contingent, unliquidated and disputed.

NOTE I – SUBSEQUENT EVENTS

Subsequent to July 31, 2020 the Company:

Sold, to an accredited investor, 3,333,334 Shares of Common stock (and two year warrants to purchase 1,666,667 shares of common stock at $0.004 per share) for $5,000.

Sold, to an accredited investor, 10 Units of Series C convertible preferred stock for $10,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

On July 9, 2020, the Company filed with the Securities and Exchange Commission, a Schedule 14C Information Statement whereby a majority of the Company’s shareholders approved a 1 for 100 reverse stock split of the Company’s common shares outstanding. As of the date of this filing, FINRA (the Financial Industry Regulatory Authority) has yet to approve the reverse stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited consolidated financial statements and explanatory notes for the year ended April 30, 2020 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

In 2020, the Company changed the name of its majority-owned subsidiary Specialty Reports, Inc., to iMobile Solutions, Inc. The new name reflects the Company’s strategic evolution and focus on the fast-growing mobile application market.

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

New World Health Brands, Inc. (NWHB) was formed in April 2020 as a subsidiary and new business line of Sparta Commercial Services, Inc. While anticipating, and with the passing of the 2019 Farm Bill, which resulted in the removal of hemp (CBD) from Schedule 1 of the Controlled Substances Act. Sparta’s management recognized a substantial potential business opportunity in the rapidly expanding Hemp-CBD (Cannabinol) market in the United States. During 2019-2020, management sourced, developed and tested 5 CBD product categories totaling 31 products, procured product packaging, labeling, implemented fulfillment and launched an on-line B to C website, www.newworldhealthcbd.com.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended July 31, 2020 to the Three Months Ended July 31, 2019

For the three months ended July 31, 2020 and 2019, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $76,607 during the three months ended July 31, 2020 as compared to $85,229 during the three months ended July 31, 2019, a decrease of $8,622 or 10.12%, primarily due to Covid-19. Revenues from our Information Technology products declined $908 or 1.34% to $73,947 while revenues from our New World Health Brands products declined $9,602 or 78.31 % to $2,660.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports and cost of goods purchased for New World Health Brand products. Cost of revenue was $20,148 during the three months ended July 31, 2020 as compared to $14,787 during the three months ended July 31, 2019. This $5,361 or 36.25% increase was due to New World Health Brands product line inventory purchases.

Operating Expenses

General and administrative expenses were $713,676 during the three months ended July 31, 2020, compared to $224,709 during the three months ended July 31, 2020, an increase of $488,967 or 217.60%, primarily due to the non-cash Black Scholes $464,718 valuation of options issued to management and directors. Expenses incurred during the current three month period consisted primarily of the following expenses: Compensation, options and related costs, $594,763; Accounting, audit and professional fees, $52,620; Consulting fees, $12,580 and Rent, utilities and telecommunication expenses $21,447. Expenses incurred during the comparative three month period in 2019 consisted primarily of the following expenses: Compensation and related costs, $151,421; Accounting, audit and professional fees, $17,130; Consulting fees, $7,134; and Rent, utilities and telecommunication expenses $22,244.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Other loss was $1,557,678 for the three months ended July 31, 2020, compared to net other loss of $1,590,125 for the three months ended July 31, 2019, a decrease in net other expense of $32,447 or 2.04%. The decrease results from the change in the fair value of our derivative liabilities.

Net income (loss)

Our net loss attributable to common stockholders for the three months ended July 31, 2020 increased by $468,735 or 26.81% to $2,217,058 from $1,748,323 for the three months ended July 31, 2019. This increase in net loss attributable to common stockholders for the three months ended July 31, 2020 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2020, we had an accumulated deficit of $64,919,397 and a total deficit for the three months of $12,783,660. We generated a deficit in cash flow from operations of $206,482 for the three months ended July 31, 2020. This deficit results primarily from our net loss of $2,214,895, partially offset by noncash expense of $1,915,039 and an increase of $164,171 in accounts payables and accrued expenses.

We met our cash requirements during the period through proceeds from the sale of preferred stock for proceeds of $90,000, and the sale of notes payable in the amount of $130,944. We repaid notes in the amount of $500.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At July 31, 2020, we had 6 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

GOING CONCERN ISSUES

The independent auditors report on our April 30, 2020 and 2019 consolidated financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Revenue Recognition

Information Technology:

During the first quarter of 2019, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the cumulative-effect method. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption did not have an impact in our consolidated financial statements, other than the enhancement of our disclosures related to our revenue-generating activities. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2020 and April 30, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of July 31, 2020, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended July 31, 2020 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As at July 31, 2020, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or which are currently deemed immaterial may also impair our business operations. A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2020, and is incorporated herein by reference.

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

Sales of Preferred Stock, Common Stock and Warrants:

During the three months ended July 31, 2020 the Company:

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

Sold to two accredited investors 13,333,334 shares of common stock and two year warrants, to purchase 6,666,667 shares of common stock at $0.004 per share, for $20,000.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: September 21, 2020	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

