Form 10-Q
period 2020-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2020-12-21
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

As of December 18, 2020, we had 702,792,904 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2020, AND APRIL 30, 2020

(Unaudited)

	October 31, 2020	April 30, 2020

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Accounts receivable	18,722	1,420
Inventory	27,925	23,331
Other current assets	21,297	470
Total Current Assets	67,944	25,221
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $212,905, respectively	-	-
Other assets	9,628	9,628
Deposits	9,000	9,000
Total assets	$86,572	$43,849

LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Bank overdraft	$32,375	$14,773
Accounts payable and accrued expenses	3,080,824	3,427,587
Short Term Loan	120,944	-
Current portion notes payable	5,038,655	4,942,324
Deferred revenue	13,380	16,254
Derivative liabilities	4,252,466	2,802,125
Total Current Liabilities	12,538,644	11,203,063
Loans payable-related parties	450,500	432,403
Total Long Term Liabilities	450,500	432,403
Total liabilities	$12,989,144	$11,635,466

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 4,155and 4,005 shares issued and outstanding, respectively	4,155	4,005
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 1,494 and 1,132 shares issued and outstanding, respectively	1,596	1,132
Common stock, $0.001 par value; 750,000,000 shares authorized, 693,792,904 and 627,092,904 shares issued and outstanding, respectively	693,793	627,093
Common stock to be issued 121,452,845 and 84,786,511, respectively	121,453	84,787
Additional paid-in-capital	50,378,075	49,406,954
Accumulated deficit	(65,082,461)	(62,702,339)
Total deficiency in stockholders’ equity	(13,870,889)	(12,565,868)
Non-controlling interest	968,317	974,251
Total Deficit	(12,902,572)	(11,591,617)
Total Liabilities and Deficit	86,572	43,849

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AS OF OCTOBER 31, 2020, AND APRIL 30, 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Revenue
Information technology	$61,834	$72,967	$135,781	$150,641
New World Health Brands	3,113	12,262	5,773	29,376
Total Revenue	64,947	85,229	141,554	180,017
Less Cost of goods sold	25,586	14,787	45,734	31,671
Gross profit	39,361	70,442	95,820	148,346
Operating expenses:
General and administrative	220,033	224,709	933,709	503,715
Depreciation and amortization	-	357	-	357
Total operating expenses	220,033	225,066	933,709	504,072
Loss from operations	(180,672)	(154,624)	(837,889)	(355,726)
Other (income) expense:
Other income	(750)	(1,200)	(750)	(2,293)
Forgiveness of debt	-	(311,127)	(63,053)	(311,127)
Financing cost	(14,695)	212,632	295,729	524,258
Amortization of debt discount	-	6,825	-	7,800
Loss (gain) in changes in fair value of derivative liability	-	1,682,995	1,310,307	292,697
Total other (income) expense	(15,445)	1,590,125	1,542,233	511,335
Income (loss) from continuing operations	(165,227)	(1,744,749)	(2,380,122)	(867,061)
Loss from discontinued operations	-	-	-	-
Net income (loss)	(165,227)	(1,744,749)	(2,380,122)	(867,061)
Net income attributed to non-controlling interest	(3,962)	(3,383)	(5,934)	(7,864)
Preferred dividend	-	(191)	(191)	(382)
Net income (loss) attributed to common stockholders	$(169,189)	$(1,748,323)	$(2,386,247)	$(875,307)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	(0)	(0)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	-	-
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	(0)	(0)

Weighted average shares outstanding	662,430,947	627,092,904

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS DEFICITS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2020	125	$12,500	-	$-	4,005	$4,005	1,132	$1,132	627,092,904	$627,093	84,786,511	$84,787	$49,406,954	(62,702,339)	$974,251	(11,591,617)
Sale of preferred stock					140	140							69,860			70,000
Sale of common stock units											13,333,334	13,333	6,667			20,000
Stock based compensation													464,718			464,718
Shares issued for conversion of notes and interest																-
Shares issued for settlement of accounts payable							311	311					311,067			311,378
Options issued for settlement of accounts payable													156,947			156,947
Shares issued for conversion of subsidiary preferred							51	51					(40)		(11)	-
Preferred dividend														(191)		(191)
Net loss														(2,216,867)	1,972	(2,214,895)
Balance July 31, 2020	125	$12,500	-	$-	4,145	$4,145	1,494	$1,494	627,092,904	$627,093	98,119,845	$98,120	$50,416,173	$(64,919,397)	$976,212	$(12,783,660)
Sale of preferred stocks					10	10	102	$102								112
Sale of common stock units									66,700,000	66,700			$(38,098)	$2,163		$35,765
Common Stock to be issued											23,333,000	$23,333				23,333
Net loss														$(165,227)	$(7,895)	(173,122)

Balance October 31, 2020	125	$12,500	-	$-	4,155	$4,155	1,596	$1,596	693,792,904	$693,793	121,452,845	$121,453	$50,378,075	$(65,082,461)	$968,317	$(12,902,572)

Balance April 30, 2019	125	$12,500	-	$-	2,960	$2,960	580	$580	627,092,904	$627,093	80,786,511	$80,787	$48,215,855	$(61,915,119)	$961,320	$(12,014,024)
Sale of preferred stock					206	206							102,794			103,000
Shares issued for financing cost																-
Shares issued for conversion of notes and interest					92	92							45,737			45,829
Shares issued for settlement of accounts payable											1,000,000	1,000	99,000			100,000
Shares issued for conversion of subsidiary preferred							125	125							(125)	-
Reclassification of derivative liability																-
Preferred dividend																-
Net loss														(1,748,966)	3,383	(1,745,583)
Balance July 31, 2019	125	$12,500	-	$-	3,258	$3,258	705	$705	627,092,904	$627,093	81,786,511	$81,787	$48,463,386	$(63,664,085)	$964,578	$(13,510,778)
Sale of preferred stock					392	392							195,608			196,000
Shares issued for conversion of subsidiary preferred							15	15							(15)	-
Preferred dividend														(191)		(191)
Net loss														873,016	4,481	877,497
Balance October 31, 2019	125	$12,500	-	$-	3,650	$4,695	1,425	$1,977	627,092,904	$627,093	81,786,511	$85,787	$49,850,093	$(63,577,480)	$969,044	$(12,437,472)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

(UNAUDITED)

	Six Months Ended
	October 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,380,122)	$(867,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	357
Stock based compensation	464,718	$-
Gain from change in fair value of derivative liabilities	1,310,307	292,697
Amortization of debt discount	-	7,800
Non-cash financing cost	295,729	225,115
Forgiveness of debt	(63,053)	(311,127)
Changes in operating assets and liabilities
Accounts receivable	(17,302)	(6,453)
Inventory	(4,594)	(34,672)
Other assets	(20,827)	(9,978)
Accounts payable and accrued expenses	346,763	373,844
Deferred revenue	(2,874)	(2,063)
Net cash used in operating activities	(71,255)	(331,541)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	17,602	(11,496)
Proceeds from sale of stock	90,000	299,000
Proceeds from notes payable	130,944	50,000
Payments on notes payable	(500)	(5,500)
Proceeds from PPP loan	120,944	-
Proceeds from related party notes	18,097	-
Payments on related party notes	(305,832)	-
Net cash provided by financing activities	71,255	332,004

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	-
Net cash flow from discontinued operation	-	-

Net (decrease) increase in cash	-	463

Cash and cash equivalents, beginning of period	-	13
Cash and cash equivalents , end of period	$-	$476

Cash paid for:
Interest	$-	$249
Income taxes	$-	$700

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Business

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation serving three markets. Sparta is a technology company that develops, markets and manages business mobile application (mobile apps) for smartphones and tablets. The Company also owns and manages websites which sell on-demand motorcycle, recreational vehicle, power-sport vehicle and truck title history reports for consumers, retail dealers, auction houses, insurance companies and banks/finance companies. Notwithstanding our discontinuance of consumer loans and leases, since 2007, we have offered, on a pass through basis, an equipment-leasing finance product for local and state agencies throughout the country seeking an alternative and economical way to finance their essential equipment needs, including police motorcycles and cruisers, buses and EMS equipment. Our historic customers can be viewed at https://www.spartamunicipal.com/clients. The Company also introduced a new business line in the rapidly expanding Hemp-CBD (cannabidiol) market

Our roots are in the Powersports industry and our original focus was providing consumer leasing and retail installment contracts as well as municipal financing to the powersports, recreational vehicle, and automobile industries. Presently, through our subsidiary, iMobile Solutions, Inc. (“IMS”), we offer mobile application development, sales, marketing and support, and Vehicle Title History Reports.

Our mobile application (mobile app) offerings have broadened our base beyond vehicle dealers to a wide range of businesses including, but not limited to, racetracks, private clubs, country clubs, restaurants and grocery stores. Our clients can be seen at https://imobileapp.com/app-gallery/. We also offer a private label version of our mobile app framework to enable other businesses to offer custom apps to their customers.

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

Our vehicle history reports, which can be found on Kelly Blue Book, AutoTrader, AllState Insurance, as well as on various dealership websites, include Cyclechex (Motorcycle History Reports at www.cyclechex.com); RVchecks (Recreational Vehicle History Reports at www.rvchecks.com); CarVINreport (Automobile at www.carvinreport.com) and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com). Our Vehicle History Reports are designed for consumers, retail dealers, auction houses, insurance companies and banks/finance companies.

New World Health Brands, Inc. (NWHB) was formed in April 2019 as a subsidiary and new business line of Sparta Commercial Services, Inc. While anticipating, and with the passing of the 2018 Farm Bill, which resulted in the removal of hemp (CBD) from Schedule 1 of the Controlled Substances Act. Sparta’s management recognized a substantial potential business opportunity in the rapidly expanding Hemp-CBD (Cannabinol) market in the United States. During 2019-2020, management sourced, developed and tested 5 CBD product categories totaling 31 products, procured product packaging, labeling, implemented fulfillment and launched an on-line B to C website, www.newworldhealthcbd.com. In addition, NWHB expanded into the health and wellness market and launched an on-line B to C website, www.newworldhealthbrands.com, with a line of quality dietary supplements, including but not limited to Zinc, Magnesium, Boron, Iodine, Beetroot Extract, and more - specifically formulated to strengthen the immune system. The Company believes that this will allow us to access markets, and e-commerce platforms currently not available to its CBD products.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 30, 2020

(Unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2020 and for the three month periods ended October 31, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2020 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the three months ended October 31, 2020 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2020.

The condensed consolidated balance sheet as of April 30, 2020 contained herein has been derived from the audited consolidated financial statements as of April 30, 2020, but do not include all disclosures required by the U.S. GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The third-party ownership of the Company’s subsidiary is accounted for as noncontrolling interest in the consolidated financial statements. Changes in the noncontrolling interest are reported in the statement of changes in deficit.

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

OCTOBER 30, 2020

(Unaudited

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

Stock Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 30, 2020

(Unaudited

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

At October 31, 2020 and 2019, 4,748,292,511 potential shares (including 98,119,845 shares to be issued on the balance sheet) and 3,949,236,328 potential shares (including 81,786,511 shares to be issued on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2020 and April 30, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

OCTOBER 30, 2020

(Unaudited

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our unaudited condensed consolidated financial statements.

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of October 31, 2020, the Company had an accumulated deficit of $65,082,461 and a working capital deficit (total current liabilities exceeded total current assets) of $12,452,072. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	October 31, 2020	April 30, 2020
Notes convertible at holder’s option	$2,590,309	$2,590,309
Notes convertible at Company’s option	75,700	75,700
Non-convertible notes payable	2,372,646	2,276,315
Subtotal	5,038,655	4,942,324

Less debt discount	-	-
	$5,038,655	$4,942,324

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value. At October 31, 2020, the Company has reserved 238,630,500 shares of its common stock for issuance upon the conversion of debentures.

Amortization of debt discount for the three-month periods ended October 31, 2020 and 2019 was $0 and $6,825, respectively.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 30, 2020

(Unaudited

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

The change in fair value of the derivative liabilities at October 31, 2020 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.11 to 0.2%
Expected stock price volatility	Ranging from	135 to 273%
Expected dividend payout
Expected life in years	Ranging from	0.25 to 3.0 Years

The change in fair value of the derivative liabilities of convertible notes outstanding at October 31, 2019 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	1.83% to 2.00%
Expected stock price volatility		118% to 187%
Expected dividend payout		0%
Expected life in years	Ranging from	0.25 year to 2.0 years

During the three months ended October 31, 2020 and 2019, the Company recorded a (loss) of $1,310,307 and a (loss) of $1,682,995, respectively, related to the change in value of the derivative liabilities.

Changes in derivative liability during the three months ended October 31, 2020 and 2019 were:

	October 31,
	2020	2019
Balance, beginning of year	$2,802,125	$3,496,696
Derivative liability extinguished	-	-
Derivative financial liability arising on the issuance of convertible notes and warrants	140,014	63,613
Fair value adjustments	1,310,307	1,682,995
Balance, end of period	$4,252,446	$5,243,304

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2020, and April 30, 2020, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $450,500 and $432,403, respectively.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 30, 2020

(Unaudited

NOTE E – EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share, 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value, 200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1 per share liquidation value and 750,000,000 shares of common stock with $0.001 par value per share. The Company had 125 shares of Series A preferred stock issued and outstanding as of October 31, 2020 and April 30, 2020. The Company had no shares of Series B preferred stock issued and outstanding as of October 31, 2020 and April 30, 2020. The Company had 4,155,000 and 4,005,000 shares of Series C preferred stock issued and outstanding as of October 31, 2020 and April 30, 2020. The Company had 1,596,000 and 1,132,000 shares of Series D preferred stock issued and outstanding as of October 31, 2020 and April 30, 2020.

The Company had 693,792,904 and 627,092,904 shares of common stock issued and outstanding as of October 31, 2020 and April 30, 2020, respectively. The Company had 121,452,845 and 84,786,511 shares of common classified as to be issued at October 31, 2020 and April 30, 2020.

Preferred Stock

During the three months ended October 31, 2020, the Company:

Sold 140 Units Series C Convertible Preferred stock for $70,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two-year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 311 Units Series D Convertible Preferred stock in settlement of $311,378 in accounts payable. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock) and 150 two-year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Issued 51 Units Series D Convertible Preferred stock upon conversion of $51,000 of the Company’s subsidiary’ preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock) and 150 two-year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

During the three months ended October 31, 2019, the Company:

Sold 206 Units C Convertible Preferred stock for $103,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two-year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 92 Units C Convertible Preferred stock upon the conversion of $45,829 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two-year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

Issued 125 Units D Convertible Preferred stock upon the conversion of $125,000 of the Company’s subsidiary’ preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock) and 150 two-year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Common Stock

During the three months ended October 31, 2020, the Company:

Sold to two accredited investors 13,333,334 shares of common stock and two-year warrants, to purchase 6,666,667 shares of common stock at $0.004 per share, for $20,000.

During the three months ended October 31, 2019, the Company:

Accrued to be issued 1,000,000 shares of restricted common stock in consideration of the cancellation of $311,127 of accounts payable.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 30, 2020

(Unaudited)

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

The table below summarizes the fair values of financial liabilities as of October 31, 2020:

	Fair Value at	Fair Value Measurement Using
	October 31, 2020	Level 1	Level 2	Level 3
Derivative liabilities	$4,252,446	-	-	$4,252,446

Fair values of financial liabilities as of April 30, 2020 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2020	Level 1	Level 2	Level 3
Derivative liabilities	$2,802,125	-	-	$2,802,125

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

NOTE G – NON-CASH INVESTING AND FINANCING INFORMATION

During the three months ended October 31, 2020, the Company:

●	Issued 311 Units Series D Convertible Preferred stock in settlement of $311,378 in accounts payable. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

●	Issued 51 Units Series D Convertible Preferred stock upon conversion of $51,000 of the Company’s subsidiary’ preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock) and 150 two-year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

During the three months ended October 31, 2019, the Company:

●	Issued 92 Units C Convertible Preferred stock upon the conversion of $45,829 of notes payable and accrued interest thereon. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two-year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 30, 2020

(Unaudited)

●	Issued 125 Units D Convertible Preferred stock upon the conversion of $125,000 of the Company’s subsidiary’ preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock) and 150 two year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

●	Accrued to be issued 1,000,000 shares of restricted common stock in consideration of the cancellation of $311,127 of accounts payable.

NOTE H – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired on October 31, 2019 and continues on a month-to-month basis thereafter. The monthly base rent is $5,100.

Rent expense was $16,200 and $13,250 for the three-month periods ended October 31, 2020 and 2019, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of October 31, 2020, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

NOTE I – SUBSEQUENT EVENTS

Subsequent to October 31, 2020 the Company:

Sold, to an accredited investor, 3,333,334 Shares of Common stock (and two-year warrants to purchase 1,666,667 shares of common stock at $0.004 per share) for $5,000.

Sold, to an accredited investor, 10 Units of Series C convertible preferred stock for $10,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two-year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

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

General Overview

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation serving three markets. Sparta is a technology company that develops, markets and manages business mobile applications (mobile apps) for smartphones and tablets. The Company also owns and manages websites which sell on-demand motorcycle, recreational vehicle, power-sport vehicle and truck title history reports for consumers, retail dealers, auction houses, insurance companies and banks/finance companies. Lastly, since 2007, Sparta has administered leasing programs for local and/or state agencies seeking to finance municipal vehicles and essential equipment. Our historic customers can be viewed at https://www.spartamunicipal.com/clients. The Company also introduced a new business line in the rapidly expanding Hemp-CBD (cannabidiol) market.

In 2020, the Company changed the name of its majority-owned subsidiary Specialty Reports, Inc., to iMobile Solutions, Inc. The new name reflects the Company’s strategic evolution and focus on the fast-growing mobile application market.

Sparta’s mobile application (mobile app) offerings have broadened our base beyond our original base of vehicle dealers to include a wide range of businesses including, but not limited to, racetracks, private clubs, country clubs, restaurants and grocery stores. Our clients can be seen at https://imobileapp.com/app-gallery/. We also offer a private label version of our mobile app framework to enable other businesses to offer custom apps to their customers.

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

The Company’s vehicle history reports, which can be found on Kelly Blue Book, AutoTrader, AllState Insurance, as well as on various dealership websites, include Cyclechex (Motorcycle History Reports at www.cyclechex.com); RVchex (Recreational Vehicle History Reports at www.rvchecks.com); CarVINreport (Automobile Reports at www.carvinreport.com) and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com). Our Vehicle History Reports are designed for consumers, retail dealers, auction houses, insurance companies and banks/finance companies.

Sparta also administers a Municipal Leasing Program for local and/or state agencies throughout the country who are seeking a better and more economical way to finance their essential equipment needs, including police motorcycles, cruisers, buses, and EMS equipment. We are continuing to expand our roster of equipment manufacturers and the types of equipment we lease.

New World Health Brands, Inc. (NWHB) was formed in April 2020 as a subsidiary and new business line of Sparta Commercial Services, Inc. While anticipating, and with the passing of the 2019 Farm Bill, which resulted in the removal of hemp (CBD) from Schedule 1 of the Controlled Substances Act. Sparta’s management recognized a substantial potential business opportunity in the rapidly expanding Hemp-CBD (Cannabinol) market in the United States. During 2019-2020, management sourced, developed and tested 5 CBD product categories totaling 31 products, procured product packaging, labeling, implemented fulfillment and launched an on-line B to C website, www.newworldhealthcbd.com. . In addition, NWHB expanded into the health and wellness market with a line of quality dietary supplements, including but not limited to Zinc, Magnesium, Boron, Iodine, Beetroot Extract, and more - specifically formulated to strengthen the immune system. The Company believes that this will allow us to access markets, and e-commerce platforms currently not available to its CBD products.

RESULTS OF OPERATIONS

Comparison of the six Months Ended October 31, 2020 to the Three Months Ended October 31, 2019

For the three months ended October 31, 2020 and 2019, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $141,554 during the six months ended October 31, 2020 as compared to $180,017 during the three months ended October 31, 2019, a decrease of $38,463 or 21%, primarily due to Covid-19. Revenues from our Information Technology products declined $908 or 1.34% to $73,947 while revenues from our New World Health Brands products declined $9,602 or 78.31 % to $2,660.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports and cost of goods purchased for New World Health Brand products. Cost of revenue was $20,148 during the three months ended October 31, 2020 as compared to $14,787 during the three months ended October 31, 2019. This $5,361 or 36.25% increase was due to New World Health Brands product line inventory purchases.

Operating Expenses

General and administrative expenses were $933,709 during the six months ended October 31, 2020, compared to $503,715 during the six months ended October 31, 2020, an increase of $429,994 or 85%, primarily due to the non-cash Black Scholes $464,718 valuation of options issued to management and directors. Expenses incurred during the current six months period consisted primarily of the following expenses: Compensation, options and related costs, $594,763; Accounting, audit and professional fees, $52,620; Consulting fees, $12,580 and Rent, utilities and telecommunication expenses $21,447. Expenses incurred during the comparative six month period in 2019 consisted primarily of the following expenses: Compensation and related costs, $151,421; Accounting, audit and professional fees, $17,130; Consulting fees, $7,134; and Rent, utilities and telecommunication expenses $22,244.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Other loss was $1,557,678 for the nine months ended October 31, 2020, compared to net other loss of $1,590,125 for the nine months ended October 31, 2019, a decrease in net other expense of $32,447 or 2.04%. The decrease results from the change in the fair value of our derivative liabilities.

Net income (loss)

Our net loss attributable to common stockholders for the six months ended October 31, 2020 increased by $1,513,061 or 26.81% to $2,380,122 from $867,061 for the six months ended October 31, 2019. This increase in net loss attributable to common stockholders for the six months ended October 31, 2020 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2020, we had an accumulated deficit of $65,082,461 and a total net loss for the six months of $2,380,122. We generated a deficit in cash flow from operations of $71,255 for the six months ended October 31, 2020. This deficit results primarily from our net loss of $2,380,122, partially offset by noncash expense of $2,070,754 and an increase of $346,763 in accounts payables and accrued expenses.

We met our cash requirements during the period through proceeds from the sale of preferred stock for proceeds of $90,000, and the sale of notes payable in the amount of $130,944. We repaid notes in the amount of $500.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At October 31, 2020, we had 6 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements, nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

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

ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk-free interest rate.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2020 and April 30, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of October 31, 2020, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended October 31, 2020 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended October 31, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As at October 31, 2020, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

During the six months ended October 31, 2020 the Company:

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

Sold to two accredited investors 13,333,334 shares of common stock and two-year warrants, to purchase 6,666,667 shares of common stock at $0.004 per share, for $20,000.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: December 21, 2020	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

