Form 10-Q
period 2021-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2021-03-22
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

As of March 22, 2021, we had 8,576,046 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2021, AND APRIL 30, 2020

(Unaudited)

	January 31, 2021	April 30, 2020

ASSETS
Current Assets
Cash and cash equivalents	$27,768	$-
Accounts receivable	16,121	1,420
Inventory	18,687	23,331
Other current assets	2,107	470
Total Current Assets	64,683	25,221
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $212,905, respectively	-	-
Other assets	9,628	9,628
Deposits	9,000	9,000
Total assets	$83,311	$43,849

LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Bank overdraft	$4,287	$14,773
Accounts payable and accrued expenses	3,028,135	3,427,587
Short Term Loan	411,013	-
Current portion notes payable	4,730,275	4,942,324
Deferred revenue	25,259	16,254
Derivative liabilities	4,252,446	2,802,125
Total Current Liabilities	12,451,415	11,203,063
Loans payable-related parties	432,403	432,403
Total Long Term Liabilities	432,403	432,403
Total liabilities	$12,883,818	$11,635,466

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,526	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 4,155and 4,005 shares issued and outstanding, respectively	4,174	4,005
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 1,494 and 1,132 shares issued and outstanding, respectively	1,596	1,132
Common stock, $0.001 par value; 75,000,000 shares authorized, 7,094,758 and 6,270,929 shares issued and outstanding, respectively	709,476	627,093
Common stock to be issued 1,214,528 and 847,865, respectively	99,516	84,787
Additional paid-in-capital	50,600,320	49,406,954
Accumulated deficit	(65,209,203)	(62,702,339)
Total deficiency in stockholders’ equity	(13,781,595)	(12,565,868)
Non-controlling interest	981,088	974,251
Total Deficit	(12,800,507)	(11,591,617)
Total Liabilities and Deficit	83,311	43,849

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AS OF JANUARY 31, 2021, AND 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020
Revenue
Information technology	$49,220	$63,879	$185,001	$214,520
New World Health Brands	4,253	8,402	10,026	37,778
Total Revenue	53,473	72,281	195,027	252,298
Less Cost of goods sold	7,504	19,591	53,238	51,262
Gross profit	45,969	52,690	141,789	201,036
Operating expenses:
General and administrative	229,407	300,368	1,163,116	804,083
Depreciation and amortization	-	-	-	357
Total operating expenses	229,407	300,368	1,163,116	804,440
Loss from operations	(183,438)	(247,678)	(1,021,327)	(603,404)
Other (income) expense:
Other income	(5,944)	(5,671)	(6,694)	(7,964)
Forgiveness of debt	(62,277)	-	(125,330)	(311,127)
Financing cost	4,688	508,601	300,417	1,032,859
Amortization of debt discount	-	833	-	8,633
Loss (gain) in changes in fair value of derivative liability	-	(668,314)	1,310,307	(375,617)
Total other (income) expense	(63,533)	(164,551)	1,478,700	346,784
Income (loss) from continuing operations	(119,905)	(83,127)	(2,500,027)	(950,188)
Loss from discontinued operations	-	-	-	-
Net income (loss)	(119,905)	(83,127)	(2,500,027)	(950,188)
Net income attributed to non-controlling interest	(903)	(2,909)	(6,837)	(10,773)
Preferred dividend	-	(191)	(191)	(573)
Net income (loss) attributed to common stockholders	$(120,808)	$(86,227)	$(2,507,055)	$(961,534)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	(0)	(0)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	-	-
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	(0)	(0)

Weighted average shares outstanding	7,094,502	6,270,929

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS DEFICITS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

	Series A		Series C		Series D				Common Stock		Additional		Non-
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2020	125	$12,500	4,005	$4,005	1,132	$1,132	627,092,904	$627,093	84,786,511	$84,787	$49,406,954	(62,702,339)	$974,251	(11,591,617)
Sale of preferred stock			140	140							69,860			70,000
Sale of common stock units									13,333,334	13,333	6,667			20,000
Stock based compensation											464,718			464,718
Shares issued for conversion of notes and interest														-
Shares issued for settlement of accounts payable					311	311					311,067			311,378
Options issued for settlement of accounts payable											156,947			156,947
Shares issued for conversion of subsidiary preferred					51	51					(40)		(11)	-
Preferred dividend												(191)		(191)
Net loss												(2,216,867)	1,972	(2,214,895)
Balance July 31, 2020	125	$12,500	4,145	$4,145	1,494	$1,494	627,092,904	$627,093	98,119,845	$98,120	$50,416,173	$(64,919,397)	$976,212	$(12,783,660)
Sale of preferred stocks			10	10	102	$102								112
Sale of common stock units							66,700,000	66,700			$(38,098)	$2,163		30,765
Common Stock tobe issued									23,333,000	$23,333				23,333
Net loss												$(165,227)	$(7,895)	(173,122)
Balance October 31, 2020	125	$12,500	4,155	$4,155	1,596	$1,596	693,792,904	$693,793	121,452,845	$121,453	$50,378,075	$(65,082,461)	$968,317	$(12,902,572)
Sale of preferred stocks		26		19										45
Shares tobe issued									555,000	55,500	53,000			108,500
Sale of common Stocks							15,000,000	15,000			169,245		$6,837	191,082
Shares canncelled due to reverse split							(708,792,904)	(708,793)	(122,007,845)	(122,008)				(830,801)
Shares re-issued for stock split							7,094,758	709,476	1,220,078	44,571				754,047
Net loss												(119,905)	(903)	(120,808)
Balance January 31, 2021	125	$12,526	4,155	$4,174	1,596	$1,596	7,094,758	$709,476	1,220,078	$99,516	$50,600,320	$(65,202,366)	$974,251	$(12,800,507)

Balance April 30, 2019	125	$12,500	2,960	$2,960	580	$580	627,092,904	$627,093	80,786,511	$80,787	$48,215,855	$(61,915,119)	$961,320	$(12,014,024)
Sale of preferred stock			206	206							102,794			103,000
Shares issued for financing cost														-
Shares issued for conversion of notes and interest			92	92							45,737			45,829
Shares issued for settlement of accounts payable									1,000,000	1,000	99,000			100,000
Shares issued for conversion of subsidiary preferred					125	125							(125)	-
Reclassification of derivative liability														-
Preferred dividend														-
Net loss												(1,748,966)	3,383	(1,745,583)
Balance July 31, 2019	125	$12,500	3,258	$3,258	705	$705	627,092,904	$627,093	81,786,511	$81,787	$48,463,386	$(63,664,085)	$964,578	$(13,510,778)
Sale of preferred stock			392	392							195,608			196,000
Shares issued for conversion of subsidiary preferred					15	15							(15)	-
Preferred dividend												(191)		(191)
Net loss												873,016	4,481	877,497
Balance October 31, 2019	125	$12,500	3,650	$4,695	1,425	$1,977	627,092,904	$627,093	81,786,511	$85,787	$49,850,093	$(63,577,480)	$969,044	$(12,437,472)
Sale of preferred stock			250	250							124,750			125,000
Shares issued for conversion of subsidiary preferred					30	30							(30)	-
Reclassification of derivative liability											345,787			345,787
Preferred dividend														-
Net loss												(86,227)	2,909	(83,318)
Balance January 31, 2020	125	$12,500	3,900	$4,945	1,455	$2,007	627,092,904	$627,093	81,786,511	$85,787	$50,320,630	$(63,663,707)	$971,923	$(12,050,003)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2021 AND 2021

(UNAUDITED)

	Nine Months Ended
	January 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,500,027)	$(950,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	357
Stock based compensation	464,718	$-
Gain from change in fair value of derivative liabilities	1,450,321	(375,617)
Amortization of debt discount	-	8,633
Non-cash financing cost	300,417	458,881
Forgiveness of debt	(212,049)	(311,127)
Changes in operating assets and liabilities
Accounts receivable	(14,701)	(18,536)
Inventory	4,644	(22,600)
Other assets	(1,637)	1,357
Accounts payable and accrued expenses	(399,452)	709,609
Deferred revenue	9,005	(2,578)
Net cash used in operating activities	(898,761)	(501,809)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(10,486)	(11,496)
Proceeds from sale of stock	526,002	299,000
Proceeds from notes payable	191,085	50,000
Payments on notes payable	-	(5,500)
Proceeds from PPP loan	219,928	-
Net cash provided by financing activities	926,529	332,004
Net (decrease) increase in cash	27,768	(169,805)
Cash and cash equivalents, beginning of period	-	13
Cash and cash equivalents , end of period	$27,768	$(169,792)
Cash paid for:
Interest	$-	$249
Income taxes	$-	$700

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Business

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation with headquarters in New York City, www.spartacommercial.com. We are a multi-disciplined parent corporation operating across three business sectors – Financial Services, E-Commerce & Mobile Technology, and Health and Wellness, (www.spartacommercial.com).

Sparta’s roots are in the Powersports industry. Notwithstanding the discontinuance of our initial focus on consumer loans and leases, in 2007, the Company had introduced a new initiative, Municipal Financing, (www.spartamunicipal.com). Sparta’s Municipal Finance program is also available to all nonprofit organizations which adhere to IRS guidelines, including 501 (c) 3 of the Internal Revenue Code.

Vehicle History Reports are a staple of Sparta’s E-Commerce Technology subsidiary iMobile Solutions, Inc. Whether a vehicle is intended for business or recreational use, Sparta’s Vehicle History Reports are highly regarded for accuracy and completeness and have been sold across all 50 states and in 62 countries worldwide. They provide a trusted layer of assurance to vehicle buyers and are available on Kelley Blue Book, Auto Trader, AllState Insurance and a range of various dealership websites. They include Cyclechex (Motorcycle History Reports at www.cyclechex.com), RVchex (Recreational Vehicle History Reports at www.rvchex.com), CarVINreport (Automobile History Reports at www.carvinreport.com), and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com).

The Company’s E-Commerce and Mobile Technology subsidiary name change to iMobile Solutions, Inc., from Specialty Reports, Inc., in 2017, signifies its ever-broadening service offerings in the evolving technology landscape. Under iMobile App (www.imobileapp.com), the Company provides mobile technology services, including web and mobile application creation, development and management for a wide range of businesses in the achievement of their marketing goals. The Company also designs, launches, maintains and hosts websites for businesses.

Sparta created its subsidiary, New World Health Brands, Inc., in April 2019, on the heels of the Agriculture Improvement Act (also known as the Farm Bill), which was signed into law the previous December 20, 2018. Consequently, hemp (CBD) was removed from Schedule 1 of the Controlled Substances Act. Company management recognized the substantial business opportunity that lay ahead in the rapidly expanding hemp-CBD (cannabidiol) market in the United States. During 2019-2020, we sourced, developed and tested 5 CBD product categories totaling 31 products. We procured premium, domestic-grade, full-spectrum, broad-spectrum, and THC free hemp, created product packaging and labeling, and implemented fulfillment to launch an online B to C website: www.newworldhealthcbd.com on December 21, 2019. To ensure the safety and quality of our products, all CBD product offerings are exclusively sourced, manufactured and tested at highly accredited testing facilities in the United States and adhere to strict U.S standards and guidelines.

Sparta’s response to the onset of the COVID 19 pandemic in early 2020 quickly took shape with thorough investigations into evolving customer trends in health and wellness. As a result, we expanded New World Health Brands and developed a new product line of natural dietary supplements. In August 2020, we launched an online B to C website: www.newworldhealthbrands.com, featuring high quality dietary supplements, including vitamins and minerals, such as, Zinc, Magnesium, Boron, Iodine, Beetroot Extract, Selenium, Vitamin B Complex, Vitamin C and PQQ. To ensure the safety and quality of our products, all health and wellness offerings are exclusively sourced and manufactured in the United States and adhere to strict U.S standards and guidelines. Sparta’s commitment to high standards and transparency are tantamount to being a trusted brand.

Sparta’s newest subsidiary, Sparta Crypto, Inc., was established September 25, 2020 and is in the process of building a proprietary state-of-the-art platform designed to connect users of various digital currency with sellers of luxury goods. The platform has not launched and the Company can make no assurances that the described plan will reach implementation.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(Unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2021 and for the nine months periods ended January 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2020 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the three months ended January 31, 2021 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2020.

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

JANUARY 31, 2021

(Unaudited)

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

JANUARY 31, 2021

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

As of January 31, 2021 and 2020 8,314,836 potential shares (including 1,220,078 shares) to be issued on the balance sheet) and 7,088,794 potential shares (including 817,865 shares to be issued on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2021 and April 30, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(Unaudited)

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of January 31, 2021, the Company had an accumulated deficit of $65,209,203 and a working capital deficit (total current liabilities exceeded total current assets) of $12,800,507. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	January 31, 2021	April 30, 2020
Notes convertible at holder’s option	$2,522,925	$2,590,309
Notes convertible at Company’s option	75,700	75,700
Non-convertible notes payable	2,131,650	2,276,315
Subtotal	4,730,275	4,942,324

Less debt discount	-	-
	$4,730,275	$5,038,655

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value. At January 31, 2021, the Company has reserved 2,386,305 shares of its common stock for issuance upon the conversion of debentures.

Amortization of debt discount for the three-month periods ended January 31, 2021 and 2020 was $0 and $8,633, respectively.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

The change in fair value of the derivative liabilities at January 31, 2021 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

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

During the nine months ended January 31, 2021 and 2020, the Company recorded a (loss) of $1,310,307 and a (loss) of $375,617, respectively, related to the change in value of the derivative liabilities.

Changes in derivative liability during the three months ended January 31, 2021 and 2020 were:

	January 31,
	2021	2020
Balance, beginning of year	$2,802,125	$3,496,696
Derivative liability extinguished	-	-
Derivative financial liability arising on the issuance of convertible notes and warrants	140,014	63,613
Fair value adjustments	1,310,307	1,682,995
Balance, end of period	$4,252,446	$5,243,304

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of January 31, 2021, and April 30, 2020, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $432,403 and $432,403, respectively.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(Unaudited)

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

The Company had 125 shares of Series A preferred stock issued and outstanding as of January 31, 2020 and April 30, 2020. The Company had no shares of Series B preferred stock issued and outstanding as of January 31, 2021 and April 30, 2020. The Company had 4,155,000 and 4,005,000 shares of Series C preferred stock issued and outstanding as of January 31, 2020 and April 30, 2020. The Company had 1,596,000 and 1,132,000 shares of Series D preferred stock issued and outstanding as of January 31, 2021 and April 30, 2020.

The Company had 7,094,758 and 6,270,929 shares of common stock (after stock split effect) issued and outstanding as of January 31, 2021 and April 30, 2020, respectively. The Company had 1,214,528 and 847,865 shares (after stock split effect) of common classified as to be issued at January 31, 2020 and April 30, 2020.

Preferred Stock

During the Nine months ended January 31, 2021, the Company:

Sold 150 Units Series C Convertible Preferred stock for $70,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two-year Warrants to purchase one share of the Company’s common stock at $0.005 per share.

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

During the nine months ended January 31, 2020, the Company:

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

Common Stock

On December 30, 2020, Sparta Commercial Services, Inc. (the “Company”) filed with the Secretary of State of the state of Nevada, a Certificate of Amendment to its Articles of Incorporation (the “Amendment”), attached herewith as Exhibit 3.1, and incorporated by reference. The Amendment will be effective as of December 30, 2020. On July 9, 2020, the Board of Directors of the Company declared July 30, 2020 as the effective date for the 1 for 100 reverse stock split (the “Reverse Stock Split”), previously approved by the stockholders of the Company by written consent in accordance with the information contained in the Schedule 14C Information Statement filed with the Securities and Exchange Commission on July 9, 2020. FINRA reviewed and authorized the corporate action changing the effective date to December 30, 2020 (the “Effective Date”).

As a result of the Reverse Stock Split, for every one hundred shares of outstanding common stock will automatically be converted into one shares of the Company’s common stock immediately prior to the opening of trading on the next business day after the Effective Date. If, as a result of the reverse split, a stockholder is left with a fractional share, that stockholder shall receive one full share in lieu of such fractional share. Immediately after the effectiveness of the reverse split, there will be 7,027,930 shares of the Company’s common stock issued and outstanding. The aggregate number of shares of common stock that the Company is authorized to issue remains the same and was unaffected by the Reverse Stock Split. All outstanding stock options and other contractual rights including the preferred stock entitling the holders of such rights to acquire shares of common stock outstanding at the Effective Date will be appropriately adjusted to give effect to the Reverse Stock Split.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

The table below summarizes the fair values of financial liabilities as of January 31, 2021:

	Fair Value at	Fair Value Measurement Using
	January 31, 2021	Level 1	Level 2	Level 3
Derivative liabilities	$4,252,446	-	-	$4,252,446

Fair values of financial liabilities as of April 30, 2020 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2020	Level 1	Level 2	Level 3
Derivative liabilities	$2,802,125	-	-	$2,802,125

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

During the Nine months ended January 31, 2021, the Company:

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(Unaudited)

NOTE H – COMMITMENTS AND CONTINGENCIES

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision.

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired on October 31, 2019 and continues on a month-to-month basis thereafter. The monthly base rent is $5,100.

Rent expense was $50,607 and $14,250 for the nine-months periods ended January 31, 2021 and 2020, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of January 31, 2021, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

NOTE I – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through March 22, 2021 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

General Overview

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation with headquarters in New York City, www.spartacommercial.com. We are a multi-disciplined parent corporation operating across three business sectors – Financial Services, E-Commerce & Mobile Technology, and Health and Wellness, (www.spartacommercial.com).

Sparta’s roots are in the Powersports industry. Notwithstanding the discontinuance of our initial focus on consumer loans and leases, in 2007, the Company had introduced a new initiative, Municipal Financing, (www.spartamunicipal.com). Sparta’s Municipal Finance program is also available to all nonprofit organizations, institutions and entities. All nonprofit organizations which adhere to IRS guidelines, including 501 (c) 3 of the Internal Revenue Code, are eligible. Both public nonprofits, also known as public charities supported with publicly collected funds, and private nonprofits, also known as private foundations supported by an individual or business entity, qualify for the program.

Vehicle History Reports are a staple of Sparta’s E-Commerce Technology subsidiary iMobile Solutions, Inc. Whether a vehicle is intended for business or recreational use, Sparta’s Vehicle History Reports are highly regarded for accuracy and completeness and have been sold across all 50 states and in 62 countries worldwide. They provide a trusted layer of assurance to vehicle buyers and are available on Kelley Blue Book, Auto Trader, AllState Insurance and a range of various dealership websites. They include Cyclechex (Motorcycle History Reports at www.cyclechex.com), RVchex (Recreational Vehicle History Reports at www.rvchex.com), CarVINreport (Automobile History Reports at www.carvinreport.com), and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com). Consumers, retailers, municipals, nonprofits, auction houses, banks and insurance companies alike scrutinize title history reports for the vital information needed and factored into crucial business decisions that affect the bottom line.

The Company’s E-Commerce and Mobile Technology subsidiary name change to iMobile Solutions, Inc., from Specialty Reports, Inc., in 2017, signifies its ever-broadening service offerings in the evolving technology landscape. Under iMobile App (www.imobileapp.com), the Company provides mobile technology services, including web and mobile application creation, development and management for a wide range of businesses in the achievement of their marketing goals. Our ever-broadening business base of mobile application includes vehicle dealerships and racetracks, private clubs and country clubs, schools and entertainment venues, restaurants and grocery stores, as well as various other merchant types. (www.imobileapp.com/app-gallery). The Company also designs, launches, maintains and hosts websites for businesses. We provide specific, tailored action plans for our clients’ websites that include services such as eCommerce, CRM (Customer Relationship Management) development and integration, ordering system creation and integration, SEO (search engine optimization), social media marketing, and online reviews to improve their presence online. Additionally, we offer text messaging services, which supplement business marketing strategies both to gain and retain brand loyalty among its clients, customers and investors. Our text messaging platform allows our clients to easily manage, schedule and analyze text message performance.

Sparta created its subsidiary, New World Health Brands, Inc., in April 2019, on the heels of the Agriculture Improvement Act (also known as the Farm Bill), which was signed into law the previous December 20, 2018. Consequently, hemp (CBD) was removed from Schedule 1 of the Controlled Substances Act. Company management recognized the substantial business opportunity that lay ahead in the rapidly expanding hemp-CBD (cannabidiol) market in the United States. During 2019-2020, we sourced, developed and tested 5 CBD product categories totaling 31 products. We procured premium, domestic-grade, full-spectrum, broad-spectrum, and THC free hemp, created product packaging and labeling, and implemented fulfillment to launch an online B to C website: www.newworldhealthcbd.com on December 21, 2019. Our CBD products are available in full spectrum, broad spectrum and non-detectable below the legal limit of .3 THC (ND-THC) and come in capsules, oils, tablets, gel caps, tinctures, salves, creams, lotions, as well as pet tinctures. We remain watchful of consumer needs, adjusting our product line offerings either by adding new products, adjusting the potency levels of existing products or discontinuing still others, as warranted. To ensure the safety and quality of our products, all CBD product offerings are exclusively sourced, manufactured and tested at highly accredited testing facilities in the United States and adhere to strict U.S standards and guidelines. Because of our high standards, in-depth quality testing and label transparency, consumers know they can trust us.

Sparta’s response to the onset of the COVID 19 pandemic in early 2020 quickly took shape with thorough investigations into evolving customer trends in health and wellness. As a result, we expanded New World Health Brands and developed a new product line of natural dietary supplements. In August 2020, we launched an online B to C website: www.newworldhealthbrands.com, featuring high quality dietary supplements, including vitamins and minerals, such as, Zinc, Magnesium, Boron, Iodine, Beetroot Extract, Selenium, Vitamin B Complex, Vitamin C and PQQ. To ensure the safety and quality of our products, all health and wellness offerings are exclusively sourced and manufactured in the United States and adhere to strict U.S standards and guidelines. Sparta’s commitment to high standards and transparency are tantamount to being a trusted brand.

Sparta’s newest subsidiary, Sparta Crypto, Inc., was established on September 25, 2020 and in the process of building a proprietary state-of-the-art platform designed to connect users of various digital currency with sellers of luxury goods. The platform has not launched and the Company can make no assurances that the described plan will reach implementation.

RESULTS OF OPERATIONS

Comparison of the nine Months Ended January 31, 2021 and 2020

For the nine months ended January 31, 2021 and 2020, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $195,027 during the nine months ended January 31, 2021 as compared to $252,298 during the nine months ended January 31, 2020, a decrease of $52,271 or 23%, primarily due to Covid-19. Revenues from our Information Technology products declined by $29,519 or 14% and revenues from our New World Health Brands products declined $27,752 or 73%.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports and cost of goods purchased for New World Health Brand products. Cost of revenue was $53,238 during the nine months ended January 31, 2021 as compared to $51,262 during the nine months ended January 31, 2020. This $1,976 or 4% increase was due to New World Health Brands product line inventory purchases.

Operating Expenses

General and administrative expenses were $1,163,116 during the nine months ended January 31, 2021, compared to $804,083 during the nine months ended January 31, 2020, an increase of $359,033 or 45%, primarily due to the non-cash Black Scholes $464,718 valuation of options issued to management and directors. Expenses incurred during the current nine months period consisted primarily of the following expenses: Compensation, options and related costs, $902,650; Accounting, audit and professional fees, $88,951; and Rent, utilities and telecommunication expenses $63,947. Expenses incurred during the comparative nine months period in 2020 consisted primarily of the following expenses: Compensation and related costs, $427,632; Accounting, audit and professional fees, $111,369; and Rent, utilities and telecommunication expenses $63,941.

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs and expense related to the change in fair value of our derivative liabilities. Other loss was $1,478,700 for the nine months ended January 31, 2021, compared to net other loss of $346,784 for the nine months ended January 31, 2020, a increase in net other expense of $1,131,916or 326%. The increase results were from the change in the fair value of our derivative liabilities.

Net income (loss)

Our net loss attributable to common stockholders for the nine months ended January 31, 2021 increased by $1,545,521 or 161% to $2,507,055 from $961,534 for the nine months ended January 31, 2020. This increase in net loss attributable to common stockholders for the nine months ended January 31, 2021 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2021, we had an accumulated deficit of $65,209,203 and a total net loss for the nine months of $2,506,864. We generated a deficit in cash flow from operations of $905,598 for the nine months ended January 31, 2021. This deficit results primarily from our net loss of $2,506,864, partially offset by noncash expense of $2,215,456 and an increase of $399,452 in accounts payables and accrued expenses.

We met our cash requirements during the period through proceeds from the sale of stock for proceeds and notes payable $717,087, proceeds from PPP loans from SBA of $219,928.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At January 31, 2021, we had 6 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

GOING CONCERN ISSUES

The Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern,. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2021 and April 30, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended January 31, 2021 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended January 31, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As at January 31, 2021, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

Sales of Preferred Stock, Common Stock and Warrants:

During the nine months ended January 31, 2021 the Company:

●	Sold 150 Units Series C Convertible Preferred stock for $70,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two-year Warrants to purchase one share of the Company’s common stock at $0.005 per share

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

SPARTA COMMERCIAL SERVICES, INC.

Date: March 22, 2021	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

