Form 10-K
period 2021-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2021-08-16
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, on April 30, 2021 was $978,241

As of August 2, 2021, we had 9,809,877 shares of common stock issued and outstanding.

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

New World Health Brands, Inc. (NWHB) was formed in April 2019 as a subsidiary and new business line of Sparta Commercial Services, Inc. While anticipating, and with the passing of the 2018 Farm Bill, which resulted in the removal of hemp (CBD) from Schedule 1 of the Controlled Substances Act, Sparta’s management recognized a potential business opportunity in the rapidly expanding Hemp-CBD (Cannabinol) market in the United States. During 2019-2020, management sourced, developed and tested 5 CBD product categories totaling 31 products, procured product packaging and labeling, implemented fulfillment, and launched an on-line B2C website, www.newworldhealthcbd.com.

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

Mobile apps are one of the most important digital tools that a consumer-facing business can employ. Smartphones and tablets are now the leading devices for accessing the internet, and it is estimated that upwards of 80% of mobile use time is dedicated to utilizing mobile apps. As consumers become more mobile, businesses are increasingly seeing the need to as well. Currently, the mobile app development industry serving small to medium-sized businesses is fragmented, and the Company believes that iMobileApp can become a brand leader in this category.

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

MARKETING AND SALES

Our marketing starts with product development. We create compelling products that: (i) in the case of iMobile Solutions, Inc. and iMobileApp, provide a variety of small to mid-sized businesses with a state-of-the-art website and mobile application solutions, and (ii) in the case of our four vehicle history report products, provide historical title information that assists consumers in purchase decision-making and dealers, auction houses, or other entities in making a sale or evaluating a vehicle.

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

New World Health Brands CBD

Our initial marketing strategy has been a direct-to-consumer online sales approach via our website www.newworldhealthcbd.com within the United States, by using e-commerce to reach consumers to introduce and guide them through the CBD buying process. Starting with a solid foundation of content and robust product offerings, our marketing strategy will continue to be supplemented with social media exposure, (Facebook and Instagram) and ultimately retail distribution as the strategy evolves. At present, NWHB has developed preliminary distribution within the New York City metro area within independent pharmacies, medical supply stores, smoke shops, spas, and independent retail food stores. Using data collection and customer analysis from e-commerce sales will continue to be a significant component of NWHB’s marketing strategy. Direct-to-consumer e-commerce sales give an unprecedented opportunity to gain significant insight into how to better support the customer based on data, including buying habits, purchase frequency, and in many cases, how the product is being used, whether it be general wellness, health conditions, etc. By building customer trust with a focus on premium, quality products and live customer service, we expect to build a well-recognized brand. Through our own social media and blogging platforms, management expects New World Health Brands will continue to grow CBD organic sales and revenue by promoting our products as trusted brands for consumers who desire premium CBD products.

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

Competition within the CBD-based hemp products industry is very fragmented and highly competitive. The competition is comprised of publically and privately-owned companies and tend to be diverse in terms of geographic market coverage and variety of product mix offered. The “CBD industry” includes tinctures, capsules and tablets, topicals, patches, edibles, vapes, smokables and drinkables all based on pure CBD, defined as containing less than 0.3% THC; blended CBD and THC. NWHB is focused on marketing only hemp-based CBD products. To our knowledge there are only four public companies selling only CBD products. Because of this fragmented market where there is not one sole widely recognized brand, we believe that by focusing on high quality, gluten free, non-GMO, pure CBD products using targeted brand marketing programs we can make New World Health Brands initially a regionally recognized brand and then, potentially, a nationally recognized brand.

Employees

As of April 30, 2021, we had 6 full-time employees and 1 part-time employee.

ITEM 1A. RISK FACTORS

The Company’s forward-looking statements are subject to uncertainties and risks, among them the adverse effects of the COVID-19 pandemic.  The Company’s operations -- from supply chain and distribution – are impacted by government regulations and legislation, the economic landscape, revenue fluctuations, diminished customer base, competing products, regulatory changes, common share price volatility, availability of capital, successful integration of new businesses, and including but not limited to risks and uncertainties discussed under the heading “Risk Factors” in this MD&A and the Company’s other filings with the SEC.  The impact of any risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent, and the Company’s future course of action depends on Management’s assessment of all relevant information available at the time.  Except to the extent required by law, the Company assumes no obligation to publicly update or revise any forward-looking statements made in this MD&A, whether as a result of new information, future events or otherwise.  All subsequent forward-looking statements, whether written or oral, attributable to the Company or persons acting on the Company’s behalf, are expressly qualified in their entirety by these cautionary statements.

We are subject to certain risks and uncertainties in our business operations that are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

Risks Related To Our Financial Condition

We have a history of operating losses.

Through our fiscal year ended April 30, 2021, we have incurred significant expenses and have sustained significant losses. We have an accumulated deficit of $64,993,250 at April 30, 2021 and we had a deficit of $13,612,930 and a negative working capital of $12,212,156.

Our business requires additional amounts of capital, and we will need to obtain additional financing in the near future.

To expand our business, we need raise additional capital to support our operations until we become cash flow positive. We will have to raise approximately $1 million over the next twelve months to support our business. As our business grows, we will need to seek additional financing to fund growth. There can be no assurance that we will have sufficient capital or be able to secure credit facilities when needed. The failure to obtain additional funds, when required, on satisfactory terms and conditions, would have a material and adverse effect on our business, operating results, and financial condition, and ultimately could result in the cessation of our business.

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

We have incurred total liabilities of $13,037,826 as of April 30, 2021. Unless we can restructure some or all this outstanding debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate significant revenue.

Our auditor’s opinion expresses doubt about our ability to continue as a “going concern”.

The independent auditor’s report on our April 30, 2021, and April 30, 2020 consolidated financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern. We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable. Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales, or obtaining credit lines or loans from various financial institutions where possible. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Under our business plan, we intend to build and expand our operations substantially over the next several years. Our cash on hand is insufficient for our operational needs. We therefore need additional financing for working capital purposes and to grow our business. There is no assurance that additional financing will be available on acceptable terms, or at all. If we fail to obtain additional financing as needed, we may be required to reduce or halt our anticipated expansion plans and our business and results of operations could be materially, adversely affected. There can be no assurance that additional financing will be available on terms deemed to be acceptable by us, and in our stockholders’ interests.

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

Our operating results may differ from current forecasts and projections significantly in the future because of a variety of factors, many of which are outside our control. These factors include, without limitation, the receipt of revenues, which is difficult to forecast accurately, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new products or services by us or our competitors, borrowing costs, pricing changes in the industry, technical difficulties, general economic conditions, and economic conditions specific to our marketplace. The success of an investment in a vehicle history report and mobile app-based venture is dependent, at least, in part, on extrinsic economic forces, including the supply of and demand for such services. No assurance can be given that we will be able to generate sufficient revenue to cover our cost of doing business. Furthermore, our revenues and results of operations will be subject to fluctuations based upon general economic conditions. Economic factors like unemployment, interest rates, and the availability of credit generally, municipal government and corporate budget constraints affecting equipment and technology purchases, the rate of inflation, and consumer perceptions of the economy may affect the volume of history report purchases.

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

The Subsidiary is still in an early phase and is just beginning to implement its business plan. There can be no assurance that it will ever operate profitably. The likelihood of its success should be considered in light of the problems, expenses, difficulties, complications and delays usually encountered by companies in their early stages of development, with low barriers to entry. The Subsidiary may not be successful in attaining the objectives necessary for it to overcome these risks and uncertainties.

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

NWHB is in a highly fragmented market for the delivery CBD based products and faces numerous risks and uncertainties in achieving sustainable revenues and positive cash flow. We launched our website, located at www.newworldhealthcbd.com, in November 2018. We have engaged in identifying reliable sources of quality inventory, package design, launched a business to consumer website, implemented affiliate software, and designed brochures and other such marketing materials to enable us to carry out our business plan. These expenditures have resulted in operating losses. In order to be successful, we must increase our revenues from the sale of our products to individuals and marketing affiliates. In order to increase our revenues, we must successfully:

●	create and implement a marketing plan to attract individuals and retailers to our CBD products;
●	increase traffic to our website by developing relationships with popular websites;
●	convert online visitors to clients;
●	attract, retain, and motivate qualified personnel with marketing and product development experience to serve in various capacities, including sales and marketing positions;
●	respond effectively to competitive pressures from other providers of CBD products;

If we are not successful in the execution of these strategies, our business, results of operations and financial condition will be materially adversely affected.

NWHB has losses which we expect to continue and there is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably or are unable to raise additional funds, we may enter into a business combination which may ultimately decrease shareholder value or cause us to cease operations.

We expect to incur operating losses in future periods due to expenses associated with NWHB’s business, a planned Offering, and current revenues and expenses. Management may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company.

We face intense competition from within the hemp-based CBD industry.

NWHB competes with many providers of hemp-based CBD products because our market poses no substantial barriers to entry. We expect this competition to continue to intensify. The types of companies with which we compete include:

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

Many of our existing competitors, as well as several potential competitors, may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, and marketing resources than we do. This may enable them to respond more quickly to new or emerging consumer demands, or to devote greater resources to the development, promotion, and sale of their products than we can. These competitors and potential competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees. In addition, current and prospective competitors may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. If these events occur, they could have a materially adverse effect on our revenue. Increased competition could also result in price reductions, reduced margins or loss of market share, any of which would adversely affect our business, results of operations and financial condition. See “Description of Business” and “Competition.”

We also believe our ability to compete depends on several factors outside of our control, including:

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

Uninsured Losses.

NWHB may obtain comprehensive insurance, including liability, fire and extended coverage, as is customarily obtained by business entities. Certain types of losses of a catastrophic nature, however, such as losses from floods, tornados, thunderstorms, hurricanes and earthquakes, are uninsurable or not economically insurable to the full extent of potential loss. Other uninsurable events such as “Acts of God”, work stoppages, pandemics, regulatory actions, or other causes, could interrupt operations and adversely affect NWHB’s results of operations.

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

The passage of the 2018 farm bill or Agricultural Improvement Act of 2018 resulted in the removal of hemp (CBD) from Schedule 1 of the Controlled Substances Act, the most tightly restricted category reserved for drugs that have “no currently accepted medical use”. Marijuana (cannabis) remains a federally controlled substance. The farming of hemp is now legal, and CBD is readily obtainable in most parts of the United States. As of August 2021, 37 states and Washington, DC have passed Legal Medical Marijuana Laws and 18 states and Washington DC have passed Legal Recreational Marijuana Laws. In December 2015, the FDA eased the regulatory requirements to allow researchers to conduct CBD trials. While the trend toward continued legalization of industrial hemp-based CBD products is favorable, there is no guarantee that this trend will continue.

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

Moreover, securities markets may from time-to-time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

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

Certain of our securities are subject to variable conversion prices and adjustments. As a result, future conversion of debt into shares of common stock or issuance of new convertible debt may result in significant dilution to our shareholders. There were approximately 42 million potential shares at April 30, 2021. The number of potential shares will likely vary based on fluctuations in the trading price of our stock. We are negotiating potential settlements of debt to reduce the number of potential shares. (SEE ITEM # 3 LEGAL PROCEEDINGS).

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Because of our limited resources, management has concluded that our internal control over financial reporting may not be effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Furthermore, we have not obtained an independent audit of our internal controls and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls’ requirements of the Sarbanes-Oxley Act, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

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

We have authorized a class of preferred stock that may alter the rights of common stockholders by giving preferred stockholders greater dividend rights, liquidation rights and voting rights than our common stockholders have.

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock. As of April 30, 2021, we have three series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 555 Fifth Avenue, 14th Floor, New York, NY 10017. We had an agreement for use of office space at this location under a sub-lease which expired July 31, 2018 and continues on a month-to-month basis thereafter. For the year ending April 30, 2021, the rent was $70,200.

ITEM 3. LEGAL PROCEEDINGS

As at April 30, 2021, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. Plaintiff’s motion for summary judgment in lieu of complaint was denied on May 5, 2017. On August 22, 2018, Plaintiff brought a second motion seeking summary judgment on the issue of liability which was denied on March 14, 2019. The Court found that there existed issues of fact warranting a trial. The most recent appearance in this matter was scheduled for March 13, 2020 at which time the Court marked the case “adjourned without a date” due to the restrictions imposed on the Courts from the COVID-19 pandemic. The Company believes the claim is contingent, unliquidated and disputed. There is no assurance that the Company will prevail in this litigation. These liabilities have been recorded in the unaudited condensed consolidated financial statements.

On October 26, 2018, a lender commenced an action in the Supreme Court of the State of New York in New York County alleging damages from unpaid principal and interest, attorney’s fees, costs, and expenses arising from a promissory note dated February 26, 2015, in the amount of $50,000.00. The case is presently in the discovery phase of the litigation and there is a motion for summary judgment returnable on September 15, 2021. The Company believes the claim is contingent, unliquidated, and disputed.

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

	High	Low
Fiscal Year 2021
First quarter (May 1, 2020 – July 31, 2020)	$0.6000	$0.1200
Second quarter (August 1, 2020 – October 31, 2020)	$0.4300	$0.2000
Third quarter (November 1, 2020 – January 31, 2021)	$0.2650	$0.1200
Fourth quarter (February 1, 2021 – April 30, 2021)	$0.2280	$0.0200
Fiscal Year 2020
First quarter (May 1, 2019 – July 31, 2019)	$0.3900	$0.2000
Second quarter (August 1, 2019 – October 31, 2019)	$0.2800	$0.1800
Third quarter (November 1, 2019 – January 31, 2020)	$0.4000	$0.1700
Fourth quarter (February 1, 2020 – April 30, 2020)	$0.2800	$0.1100

Holders

The approximate number of holders of record of our common stock as of April 30, 2021 was 3,082 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2021, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend that may be paid in cash or shares of common stock at our option. As of April 30, 2021, we have not distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2021, there was $11,383 of accrued Series A dividends payable.

As of April 30, 2021, and April 30, 2020, we had no shares of Series B preferred stock outstanding or dividends payable.

As of April 30, 2021, and April 30, 2020, we had 4,145, and 4,005 shares of Series C convertible preferred stock outstanding, respectively. The Series C convertible preferred stock is non dividend paying.

As of April 30, 2021, and April 30, 2020, we had 1,494 and 1,132 shares of Series D convertible preferred stock outstanding, respectively. The Series D convertible preferred stock is non dividend paying.

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

Issuance of common stock and restricted preferred units:

During year ended April 30, 2021, the Company:

The issuance of shares of our Series C and Series D Convertible Preferred Units was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. These shares were unissued as of April 30, 2021.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“FORWARD-LOOKING” INFORMATION

This report on Form 10-K contains various statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder which represent our expectations and beliefs, including, but not limited to, statements concerning the Company’s business and financial plans and prospects and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and other similar expressions can, but not always, identify forward-looking statements, which speak only as of the date such statement was made. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), including Item 1A of the Company’s Annual Report of Form 10-K for the year ended April 30, 2021. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the years ended April 30, 2021 and April 30, 2020 and footnotes found in the Company’s Annual Report on Form 10-K.

RESULTS OF OPERATIONS

For the year ended April 30, 2021, our revenues from continuing operations decreased approximately 19% as compared to the year ended April 30, 2020. We have continued to incur significant expenses and have sustained significant losses.

Revenues-Continuing Operations

Revenues totaled $259,731 in fiscal 2021 compared to revenues of $320,847 in fiscal 2020, primarily due to the COVID-19 pandemic and a simultaneous downturn in the nationwide economy, which affected the utilization and purchases of our mobile apps, history reports and CBD/Wellness products, as well as insufficient funds to support an adequate level of sales, marketing, and advertising. Our Information Technology revenues declined $30,142 or 11% from $275,817 in fiscal 2020 to $245,675 in the current fiscal year. NWHB revenues in the current fiscal year were $14,056 compared to $45,030 in the previous fiscal year. NWHB products revenues declined by 68.8%. Net other expenses in fiscal 2021 was $1,477,706 compared with net other income of $18,834 in fiscal 2020. Net expenses for the current fiscal year was primarily due to loss in changes in fair value of derivative liabilities.

Cost of Revenue

Cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Costs and Expenses-Continuing Operations

General and administrative expenses were $1,394,881 during the year ended April 30, 2021, compared to $1,052,178 during the year ended April 30, 2020, an increase of $491,497, or 46.71% primarily due to non-qualified option expenses $464,718. The following are the major expense categories:

	2021	2020	Increase (decrease)%
Compensation and related cost	$985,621	$666,115	319,506	47.97%
Accounting, audit, and professional fees	96,310	51,320	44,990	87.67%
Consulting fees	31,280	180,069	(148,789)	-82.63%
Rent, utilities, and telecommunication expenses	98,005	88,933	9,072	10.20%
General business expenses	183,665	65,741	117,924	179.38%
Total general and administrative expenses	$1,394,881	$1,052,178	491,497	46.71%

Other (income) expense

Other (income) expense in April 30,2021 is mainly of a loss in change of value in the derivative liabilities $504,599 and interest expense of $723,003. While net other income for April 30,2020 comprise largely by income in forgiveness of loan $422,394 and gain in change in value of derivative liabilities $862,044, offset by financing cost of $1,262,542.

Net Loss

Our net loss attributable to common stockholders for the year ended April 30, 2021, increase by $1,517,525 or 196% to $2,290,720 from a loss of $787,220 for the year ended April 30, 2020. This increase in net loss for the year was primarily due to the increase other expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2021, we had an accumulated deficit of $64,993,250 and a total stockholders’ deficit of $13,612,930. We generated a deficit in cash flow from operations of $678,387 for the year ended April 30, 2021. This deficit results primarily from our net loss of $2,290,720, partially decreased by noncash loss from change in fair value of derivative liabilities of $644,613 and stock based compensation of $464,718.

We met our cash requirements during the period through revenue of $259,731 and proceeds from the issuances of convertible and other notes of $45,000, and we sold common and preferred stock for proceeds of $235,000 and we repaid notes in the amount of $28,500.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At April 30, 2021, we had 6 full time employees and one part time employee. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

AUDITOR’S OPINION EXPRESSES DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A “GOING CONCERN”

The independent auditors report on our April 30, 2021 and 2020 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended April 30, 2021, we have relied on the services of outside consultants for services and currently have six full-time employees and one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This amendment prescribes that an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments became effective for the Company’s annual and interim reporting periods beginning May 1, 2019. The Company will begin evaluating going concern disclosures based on this guidance upon adoption.

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

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements, nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Sparta Commercial Services, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sparta Commercial Services, Inc. (the “Company”) as of April 30, 2021 and 2020, the related consolidated statements of operations, deficit, and cash flows for each of the two years in the period ended April 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Embedded Derivative Liabilities Related to Convertible Debentures

As described in Notes A and D to the financial statements, the Company had convertible debentures that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible debentures required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Black-Scholes-Merton option pricing model.

We identified the accounting considerations and related valuations, including the related fair value determinations of the embedded derivative liabilities of such as a critical audit matter. The principal considerations for our determination were: (1) the accounting consideration in determining the nature of the various features (2) the evaluation of the potential derivatives and potential bifurcation in the instruments, and (3) considerations related to the determination of the fair value of the various debt and equity instruments and the conversion features that include valuation models and assumptions utilized by management. Auditing these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

Our audit procedures related to management’s conclusion on the evaluation and related valuation of embedded derivatives, included the following, among others: (1) evaluating the relevant terms and conditions of the various financings, (2) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for the convertible debt, and the assessment and accounting for potential derivatives and (3) independently recomputing the valuations determined by Management.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Bayville, NJ

August 16, 2021

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

	April 30, 2021	April 30, 2020

ASSETS
Current Assets
Cash and cash equivalents	$396	$-
Accounts receivable	469	1,420
Inventory	13,823	23,331
Other current assets	-	470
Total Current Assets	14,688	25,221
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $212,905, respectively	-	-
Other assets	9,628	9,628
Deposits	9,000	9,000
Total assets	$33,316	$43,849

LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Bank overdraft	$49,041	$14,773
Accounts payable and accrued expenses	3,627,831	3,427,587
Short Term Loan	409,013	-
Current portion notes payable	4,680,275	4,942,324
Deferred revenue	13,946	16,254
Derivative liabilities	3,446,738	2,802,125
Total Current Liabilities	12,226,844	11,203,063
Loans payable-related parties	432,403	432,403
Total Long Term Liabilities	432,403	432,403
Total liabilities	$12,659,247	$11,635,466

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	125	125
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 4,145 and 4,005 shares issued and outstanding, respectively	4,145	4,005
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 1,494 and 1,520 shares issued and outstanding, respectively	1,494	1,132
Common stock, $0.001 par value; 750,000,000 shares authorized, and 9,809,877 and 9,433,282 shares issued and outstanding, respectively	9,810	9,433
Common stock to be issued 1,214,528 and 847,8651 respectively	1,215	848
Additional paid-in-capital	51,363,531	50,120,928
Accumulated deficit	(64,993,250)	(62,702,339)
Total deficiency in stockholders’ equity	(13,612,930)	(12,565,868)
Non-controlling interest	986,999	974,251
Total Deficit	(12,625,931)	(11,591,617)
Total Liabilities and Deficit	33,316	43,849

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

	For the year ended April 30,
	2021	2020
Revenue
Information technology	$245,675	$275,817
New World Health Brands	14,056	45,030
Total Revenue	259,731	320,847
Less Cost of goods sold	60,986	60,341
Gross profit	$198,745	$260,506
Operating expenses:
General and administrative	1,394,881	1,052,178
Depreciation and amortization	-	357
Total operating expenses	$1,394,881	$1,052,535
Loss from operations	$(1,196,136)	$(792,029)
Other (income) expense:
Other income	$(7,690)	$(5,571)
Forgiveness of debt	(125,328)	(422,394)
Financing cost	723,003	1,262,542
Amortization of debt discount	-	8,633
Non-Qualified Option Exp	-
Loss (gain) in changes in fair value of derivative liability	504,599	(862,044)
Total other (income) expense	$1,094,584	$(18,834)
Income (loss) from continuing operations	(2,290,720)	(773,195)
Loss from discontinued operations	-	-
Net income (loss)	(2,290,720)	(773,195)
Net income attributed to non-controlling interest	(12,748)	(13,261)
Preferred dividend	(191)	(764)
Net income (loss) attributed to common stockholders	$(2,303,659)	$(787,220)
Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.3230)	(0.1254)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	-	0.0000
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.3230)	$-0.1255
Weighted average shares outstanding	7,131,705	6,270,929

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF DEFICIT

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

	Series A		Series B		Series C		Series D				Common Stock		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2020	125	$125	-	$-	4,005	$4,005	1,132	$1,132	9,433,282	$9,433	847,865	$848	$50,120,928	$(62,702,339)	$974,251	(11,591,617)
Issuance of Preferred and Common Stock for Cash					140	140					366,663	367	234,995			235,502
Conversion of Accrued Compensation to Series D Preferred Stock							362	362					311,001			311,363
Options issued for compensation and accrued compensation													621,665			621,665
Shares issued for services									126,595	127			25,192			25,319
Conversion of convertible notes									250,000	250			49,750			50,000
Preferred dividend														(191)		(191)
Net loss														(2,290,720)	12,748	(2,277,972)
Balance April 30, 2021	125	$125	-	$-	4,145	$4,145	1,494	$1,494	9,809,877	$9,810	1,214,528	$1,215	$51,363,531	$(64,993,250)	$986,999	$(12,625,931)

Balance April 30, 2019	125	125	-	$-	2,960	2,960	580	580	9,433,282	9,433	807,865	808	48,925,869	(61,915,119)	961,320	(12,014,024)
Sale of preferred stock					953	953							475,547			476,500
Shares issued for financing cost											30,000	30	5,970			6,000
Shares issued for conversion of notes and interest					92	92							45,737			45,829
Shares issued for settlement of accounts payable							222	222			10,000	10	322,018			322,250
Shares issued for conversion of subsidiary preferred							330	330							(330)	-
Reclassification of derivative liability													345,787			345,787
Preferred dividend														(764)		(764)
Net loss														(786,456)	13,261	(773,195)
Balance April 30, 2020	125	$125	-	$-	4,005	$4,005	1,132	$1,132	9,433,282	$9,433	847,865	$848	$50,120,928	$(62,702,339)	$974,251	$(11,591,617)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended April 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,290,720)	$(773,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	357
Loss (Gain) from change in fair value of derivative liabilities	644,613	(862,044)
Amortization of debt discount	(312,049)	8,633
Non-cash financing cost	723,003	519,260
Forgiveness of debt	382,931	(422,394)
Stock based compensation	464,718
Changes in operating assets and liabilities
Accounts receivable	951	(15,028)
Inventory	9,508	(18,164)
Other assets	470	1,357
Accounts payable and accrued expenses	(299,504)	935,809
Deferred revenue	(2,308)	(1,381)
Net cash used in operating activities	(678,387)	(626,790)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	34,268	3,277
Proceeds from sale of stock	235,502	476,500
Proceeds from notes payable	409,013	158,000
Payments on notes payable		(11,000)
Proceeds from related party notes	-	-
Payments on related party notes	-	-
Net cash provided by financing activities	678,783	626,777

Net (decrease) increase in cash	$396	$(13)

Cash and cash equivalents, beginning of period	-	13
Cash and cash equivalents , end of period	$396	$-

Cash paid for:
Interest		$2,456
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021 AND 2020

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

APRIL 30, 2021 AND 2020

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

The following table presents our revenues disaggregated by revenue source:

	Year Ended April 30,
	2021	2020
Information Technology	$245,675	$275,817
New World Health Brands	14,056	45,030
	$259,731	$320,847

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

APRIL 30, 2021 AND 2020

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

APRIL 30, 2021 AND 2020

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

At April 30, 2021 and 2020, 42 million potential shares (including 847,866 shares to be issued included on the balance sheet) and 10,397,258 potential shares (including 807,866 shares to be issued included on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of April 30, 2021 and 2020, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

APRIL 30, 2021 AND 2020

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). This amendment prescribes that an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments became effective for the Company’s annual and interim reporting periods beginning May 1, 2019. The Company will begin evaluating going concern disclosures based on this guidance upon adoption.

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

APRIL 30, 2021 AND 2020

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

NOTE B – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of April 30, 2021, the Company had an accumulated deficit of $64,993,250 and a working capital deficit (total current liabilities exceeded total current assets) of $12,212,156. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021 AND 2020

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	April 30, 2021	April 30, 2020
Notes convertible at holder’s option	$2,522,925	$2,590,309
Notes convertible at Company’s option	335,700	75,700
Non-convertible notes payable	1,821,650	2,264,235
Subtotal	4,680,275	4,930,244
Less debt discount	-	-
Total	$4,680,275	$4,930,244

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% to 48% to market value.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021 AND 2020

Amortization of debt discount for the years ended April 30, 2021 and 2020 was $0 and $8,633, respectively.

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

The change in fair value of the derivative liabilities of convertible notes outstanding at April 30, 2021 and 2020 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.16% to 0.20
Expected stock price volatility		253%
Expected dividend payout		0
Expected options life in years	Ranging from	1 year to 2 years

Changes in derivative liability during the years ended April 30, 2021 and 2020 were:

	April 30,
	2021	2020
Balance, beginning of year	$2,802,125	$3,496,696
Derivative liability reclassified to additional paid in capital	(573,397)	(821,564)
Derivative financial liability arising on the issue of convertible notes and warrants	715,411	286,205
Fair value adjustments	503,199	(159,212)
Balance, end of year	$3,446,738	$2,802,125

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of April 30, 2021, and 2020, aggregated loans payable, without demand and with no interest, to officers and directors were $432,403 and $432,403, respectively.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021 AND 2020

NOTE E – EQUITY TRANSACTIONS

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

As a result of the Reverse Stock Split, every one hundred shares of outstanding common stock will automatically be converted into one shares of the Company’s common stock immediately prior to the opening of trading on the next business day after the Effective Date. If, as a result of the reverse split, a stockholder is left with a fractional share, that stockholder shall receive one full share in lieu of such fractional share. Immediately after the effectiveness of the reverse split, there will be 7,027,930 shares of the Company’s common stock issued and outstanding. The aggregate number of shares of common stock that the Company is authorized to issue remains the same and was unaffected by the Reverse Stock Split. All outstanding stock options and other contractual rights including the preferred stock entitling the holders of such rights to acquire shares of common stock outstanding at the Effective Date will be appropriately adjusted to give effect to the Reverse Stock Split.

The Company had 9,809,877 and 6,270,930 shares (post-split) of common stock issued and outstanding as of April 30, 2021 and 2020, respectively. The Company had 1,214,528 and 847,865 shares of common classified as to be issued at April 30, 2021 and April 30, 2020, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share; 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value; 4,200,000 shares have been designated as Series C Preferred Stock with a $10 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1 per share liquidation value.

As of April 30, 2021, and 2020 the Company had:

Preferred stock outstanding shares	2021	2020
Series A	125	125
Series B	-	-
Series C	4,132,268	3,992,269
Series D	1,493,962	1,132,129

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021 AND 2020

Equity Transactions

During the year ended April 30, 2021, the company:

●	Sold 140,000 Units of Series C convertible preferred stock for $70,000
●	Issued 311,378 Units of Series D convertible preferred stock upon the conversion of accounts payable aggregating $311,378
●	Issued 50,455 Units of Series D convertible preferred stock upon the conversion of $50,455 of the Company’s subsidiary preferred stock
●	Pursuant to agreement, issued 250,000 shares of the Company’s Common Stock, valued at $50,000
●	Pursuant to Conversions of Preferred Series D convertible preferred stock, issued 890,540 shares of the Company’s Common Stock, valued at $222,635
●	Pursuant to Conversions of Preferred Series C convertible preferred stock, issued 2,086,848 shares of the Company’s Common Stock, valued at $231,872
●	Pursuant to agreement, issued 3,000,000 shares of common stock valued at $6,000

During the year ended April 30, 2020, the Company:

●	Sold 953,000 Units of Series C convertible preferred stock for $476,500
●	Issued 92,000 Units of Series C convertible preferred stock upon the conversion of notes payable and accrued interest aggregating $45,829
●	Issued 222,000 Units of Series D convertible preferred stock upon the conversion of accounts payable aggregating $222,250
●	Issued 330,000 Units of Series D convertible preferred stock upon the conversion of $330,000 of the Company’s subsidiary preferred stock
●	Pursuant to agreement, accrued to be issued 3,000,000 shares of common stock valued at $6,000
●	Pursuant to agreement, accrued to be issued 1,000,000 shares of common stock valued at $322,250.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021 AND 2020

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

The table below summarizes the fair values of financial liabilities as of April 30, 2021:

	Fair Value at	Fair Value Measurement Using
	April 30, 2021	Level 1	Level 2	Level 3
Derivative liabilities	$3,446,738	-	-	$3,446,738

Fair values of financial liabilities as of April 30, 2019 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2020	Level 1	Level 2	Level 3
Derivative liabilities	$2,802,125	-	-	$2,802,125

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021 AND 2020

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021 AND 2020

NOTE G - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2021 and 2020 consist of the followings:

	2021	2020
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(213,262)	(212,905)
Net property and equipment	$-	$357

Depreciation expense related to property and equipment was $0 and $357 for the years ended April 30, 2021 and 2020, respectively.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021 AND 2020

NOTE H - WARRANTS

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

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021 AND 2020

NOTE I - INCOME TAXES

At April 30, 2021, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $64,993.000, that may be used to offset future taxable income and expiring through the tax year 2036, subject to certain limitation pursuant to Internal Revenue Code Section 382. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that, the benefits will not be realized.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended April 30,
	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(7.1)	(7.1)
Permanent differences	6.7	6.7
Change in valuation allowance	21.4	21.4

Provision for income taxes	0.0%	0.0%

Components of deferred tax assets as of April 30, 2021 and estimated 2020 are as follows:

	April 30,
	2021	2020
Noncurrent:
Net operating loss carry forward	$13,757,261	$13,167,491
Valuation allowance	(13,757,261)	(13,167,491)
Net deferred tax asset	$-	$-

The valuation allowance increased by $589,770 and $165,316 during the years ended April 30, 2021 and 2020, respectively. The 2019 allowance has been adjusted for lower federal corporate income tax rate.

NOTE J - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired on July 31, 2018 and continues on a month-to-month basis thereafter. The monthly base rent is $5,100.

Rent expense was $70,200 and $62,186 for the years ended April 30, 2021 and 2020, respectively.

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

The Company entered into five year employment agreements with its CEO, Anthony L Havens and Vice President of Operations, Sandra L Ahman. As part of their employment agreements, Mr. Havens received five year options to purchase 37,625,574 shares of the Company’s common stock at $0.00308 per share. The options vest in three equal tranches over three years. Ms. Ahman received five year options to purchase 12,541,858 shares of the Company’s common stock at $0.00308 per share. The options vest in three equal tranches over three years.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021 AND 2020

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

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. Plaintiff’s motion for summary judgment in lieu of complaint was denied on May 5, 2017. On August 22, 2018, Plaintiff brought a second motion seeking summary judgment on the issue of liability which was denied on March 14, 2019. The Court found that there existed issues of fact warranting a trial. The most recent appearance in this matter was scheduled for March 13, 2020 at which time the Court marked the case “adjourned without a date” due to the restrictions imposed on the Courts from the COVID-19 pandemic. The Company believes the claim is contingent, unliquidated and disputed.

On October 26, 2018, a lender commenced an action in the Supreme Court of the State of New York in New York County alleging damages from unpaid principal and interest, attorney’s fees, costs, and expenses arising from a promissory note dated February 26, 2015 in the amount of $50,000.00. The case is presently in the discovery phase of the litigation and there is a motion for summary judgment returnable on September 15, 2021. The Company believes the claim is contingent, unliquidated and disputed.

NOTE K – SUBSEQUENT EVENTS

Subsequent to April 30, 2021 the Company:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9.01 - FINANCIAL STATEMENTS AND EXHIBITS

(a) Financial Statements of Business Acquired. N/A

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2021 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2021, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day-to-day operations;
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2021. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2021 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fiscal year ended April 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of April 30, 2021.

Name	Age	Position
Anthony L. Havens	67	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kristian Srb	66	Director
Jeffrey Bean	68	Director
Sandra L. Ahman	58	Vice President, Secretary and Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended April 30, 2021 (“Named Executive Officers”).

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)(a)	($)	($)	($)	($)(b)	($)

Anthony L. Havens	2021	280,000		-	-		280,000
Chief Executive Officer	2020	280,000		-	-		280,000

Sandra L. Ahman	2021	100,000	-	-	-	-	100,000
Vice President, Operations	2020	100,000	-	-	-	-	100,000

(a)	For Mr. Havens includes accrued, unpaid net salary of $112,408 at year end 2021. For Ms. Ahman, includes accrued, unpaid net salary of $63,526 and $86,246 at year end 2021 and 2020 respectively.
(b)	This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000.

In general, compensation payable to a Named Executive Officer consists of a base salary, a stock or stock option award, and may include a cash bonus. During our 2021 fiscal year, we had in effect a written employment agreement with the Mr. Havens and Ms. Ahman. Our compensation system has generally not been tied to performance-based conditions other than the passage of time.

Employment Agreement with CEO and Vice President, Operations

The Company entered into five year employment agreements with its CEO, Anthony L Havens and Vice President of Operations, Sandra L Ahman. As part of their employment agreements, Mr. Havens received five year options to purchase 37,625,574 shares of the Company’s common stock at $0.00308 per share. The options vest in three equal tranches over three years. Ms. Ahman received five year options to purchase 12,541,858 shares of the Company’s common stock at $0.00308 per share. The options vest in three equal tranches over three years.

We entered into a new employment agreement, dated as of July 9, 2020, with Anthony L. Havens who serves as our Chief Executive Officer. The agreement was for an initial term of five years, and provided for automatic extensions for one five-year period and for additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. His base salary is at an annual rate of $280,000. He is entitled to defer a portion of his base salary each year. He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors. He is entitled to six weeks of paid vacation per year, health insurance, short term and long-term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with company policies. If terminated, he is entitled to two and one-half (2 ½) years of severance, plus full participation in all standard employee benefits during such two and one-half (2 ½) year period. The employment agreement provides for termination for cause. If he resigns for good reason or is terminated without cause within twelve months after a change in control, he is entitled to receive an additional lump sum payment equal to the greater of the severance payment or the balance of his base salary for the remaining employment term, continued coverage under any welfare benefits plans for two years, and full vesting of any account balance under a 401(k) plan. For purposes of the employment agreement, a change in control refers to:

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

We entered into a new employment agreement, dated as of July 9, 2020, with Sandra L. Ahman who serves as our Vice President, Operations. The agreement was for an initial term of five years, and provided for automatic extensions for one five-year period and for additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. His base salary is at an annual rate of $140,000. She is entitled to defer a portion of her base salary each year. She is entitled to annual increases in her base salary and other compensation as may be determined by the Board of Directors. She is entitled to six weeks of paid vacation per year, health insurance, short term and long-term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. She is entitled to reimbursement of reasonable business expenses incurred by her in accordance with company policies. If terminated, she is entitled to two and one-half (2 ½) years of severance, plus full participation in all standard employee benefits during such two and one-half (2 ½) year period. The employment agreement provides for termination for cause. If she resigns for good reason or is terminated without cause within twelve months after a change in control, she is entitled to receive an additional lump sum payment equal to the greater of the severance payment or the balance of her base salary for the remaining employment term, continued coverage under any welfare benefits plans for two years, and full vesting of any account balance under a 401(k) plan. For purposes of the employment agreement, a change in control refers to:

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

If we fail to fully perform all or any portion of our post-termination obligations, we are be obligated to pay to her an amount equal to five times the value of the unperformed obligation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as of April 30, 2021.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Anthony L. Havens	250,838	125,419	0.308	07/09/2025	0	-
Anthony L. Havens	886,154	0	0.275	07/22/2025	0	-
Sandra L. Ahman	83,613	41,807	0.308	07/09/2025	0	-
Sandra L. Ahman	727,273	0	0.275	07/22/2025	0	-

Compensation of Directors

In fiscal 2021, non-employee directors received no cash compensation.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Jeffrey Bean	482,143	0	0.308	07/09/2025	0	-
Kristian Srb	482,143	0	0.308	07/09/2025	0	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of April 30, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by securities holders
2005 Plan	-	-	-
Equity compensation plans not approved by security holders
2009 Plan	-	-	116,270
2014 Plan	-	-	2,800,000
Total	-	-	2,916,270

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

As of April 30, 2021, no options to purchase shares of common stock were outstanding under the 2005 plan.

Plans Not in the Shareholder Approved Category

In May 2009, the Company’s Board of Directors authorized a 2009 Consultant Stock Plan covering 133,334 shares of the Company’s common stock for purposes of compensation of certain consultants. Effective June 12, 2013, the Plan was amended to increase the authorized number of shares by 500,000 bringing the total number of authorized shares to 633,333. During the fiscal year ended April 30, 2021, no shares were issued under the plan.

In October 2014, the Company’s Board of Directors approved the “2014 Equity Incentive Plan” authorizing the issuance of up to 3,000,000 shares of the Company’s common stock or common stock purchase options. The purpose of the 2014 Equity Incentive Plan (the “2014 Plan”) is to advance the interests of Sparta Commercial Services, Inc. (the “Company”) and its shareholders by enabling the Company and its Subsidiaries to attract and retain persons of ability to perform services for the Company and its Subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The shares underlying the 2014 Plan were registered on Form S-8 with the Securities and Exchange Commission on November 3, 2014. During the fiscal year ended April 30, 2021, no shares of common stock were issued under the 2014 Plan.

Common Stock

The table below sets forth information regarding the beneficial ownership of our common stock as of April 30, 2021 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

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

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	1,139,584	8.958%
Kristian Srb (2)	486,133	3.821%
Jeffrey Bean (3)	483,180	3.798%
Sandra L. Ahman	810,963	6.374%
All current directors and named officers as a group (4 in all)	2,919,860	22.951%

(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 555 Fifth Avenue, 14thFloor. New York, NY 10017.
(1)

Excludes approximately 500 shares of common stock owned by Mr. Havens’ son held in an irrevocable trust account. Mr. Havens is not the trustee for his son’s trust account, and does not have the sole or shared power to vote or direct the vote of such shares. Mr. Havens disclaims beneficial ownership of such shares held in his son’s trust account.

Includes 250,838 vested stock options, exercisable at $0.308 per share until July 9, 2025 and 886,154 vested stock options, exercisable at $0.275 per share until July 22, 2025

(2)	Includes 482,143 vested stock options, all exercisable at $0.308 per share until July 9, 2025
(3)	Includes 482,143 vested stock options, all exercisable at $0.308 per share until July 9, 2025
(4)	Includes 83,613 vested stock options, exercisable at $0.308 per share until July 9, 2025 and 727,273 vested stock options, exercisable at $0.275 per share until July 22, 2025

Changes in Control

Other than outstanding convertible securities, we do not have any arrangements that may result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with our Directors during the fiscal years ended April 30, 2021 and 2020. As of April 30, 2021, we owed Mr. Srb $395,643 and Ms. Ahman $36,760.

Director Independence

None of our directors, other than Kristian Srb and Jeffrey Bean, is deemed an independent director. For purposes of determining independence, we are applying the independence standards of the NASDAQ Stock Market LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Boyle CPA, LLC, our principal independent registered public accounting firm, during the fiscal years ended April 30, 2021 and 2020 were $14,000 and $14,000, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2021 and 2020 were $0. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2021 and 2020 were $0 and $0, respectively. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services our principal independent registered public accounting firm for the fiscal years ended April 30, 2021 and 2020.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm. All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2021 and 2020 were pre-approved. The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor’s provision of audit and non-audit services was compatible with maintaining the auditor’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as a part of this report:

(1) Index to Condensed Consolidated Financial Statements

Report of Registered Independent Certified Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2021 and 2020

Consolidated Statements of Losses for the years ended April 30, 2021 and 2020

Consolidated Statement of Deficit for the two years ended April 30, 2021

Consolidated Statements of Cash Flows for the years ended April 30, 2021 and 2020

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

Date: August 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President, Interim Principal Financial Officer
and Chairman of the Board

Date: August 16, 2021

By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: August 16, 2021

By:	/s/ Kristian Srb
Kristian Srb
Director

Date: August 16, 2021

By:	/s/ Jeffrey Bean
Jeffrey Bean
Director

Date: August 16, 2021

