Form 10-Q
period 2021-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2021-09-20
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

As of September 20, 2021, we had 11,915,853 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2021, AND APRIL 30, 2021

(Unaudited)

	July 31, 2021	April 30, 2021

ASSETS
Current Assets
Cash and cash equivalents	$843	$396
Accounts receivable	1,797	469
Inventory	12,250	13,823
Other current assets	-	-
Total Current Assets	14,890	14,688
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $212,905, respectively	-	-
Other assets	9,628	9,628
Deposits	9,000	9,000
Total assets	$33,518	$33,316

LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Bank overdraft	$66,099	$49,041
Accounts payable and accrued expenses	3,853,426	3,627,831
Short Term Loan	394,013	409,013
Current portion notes payable	4,720,275	4,680,275
Deferred revenue	13,471	13,946
Derivative liabilities	2,301,413	3,446,738
Total Current Liabilities	11,348,697	12,226,844
Loans payable-related parties	432,403	432,403
Total Long Term Liabilities	432,403	432,403
Total liabilities	$11,781,100	$12,659,247

Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 57 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C,4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 3,427,969 and 4,132,269 shares issued and outstanding, respectively	3,439	4,145
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 1,191,412 and 1,493,962 shares issued and outstanding, respectively	1,191	1,494
Common stock, $0.001 par value; 750,000,000 shares authorized, and 11,508,878 and 9,809,877 shares issued and outstanding as of July 31 and April 30, 2021 respectively	11,509	9,810
Common stock to be issued 2,349,697 and 1,215,000, respectively	2,350	1,215
Additional paid-in-capital	51,847,540	51,351,156
Accumulated deficit	(64,613,448)	(64,993,250)
Total deficiency in stockholders’ deficit	(12,734,919)	(13,612,930)
Non-controlling interest	987,337	986,999
Total Deficit	(11,747,582)	(12,625,931)
Total Liabilities and Deficit	33,518	33,316

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AS OF JULY 31, 2021, AND 2021

(Unaudited)

	Three Months Ended July 31,
	2021	2020
Revenue
Information technology	$56,557	$73,947
New World Health Brands	4,128	2,660
Total Revenue	60,685	76,607
Less Cost of goods sold	10,177	20,148
Gross profit	$50,508	$56,459
Operating expenses:
General and administrative	250,024	713,676
Depreciation and amortization	-	-
Total operating expenses	$250,024	$713,676
Loss from operations	$(199,516)	$(657,217)
Other (income) expense:
Other income	$-	$-
Forgiveness of debt	-	(63,053)
Financing cost	180,750	310,424
Amortization of debt discount	-	-
Non-Qualified Option Exp	-
Loss (gain) in changes in fair value of derivative liability	(760,068)	1,310,307
Total other (income) expense	$(579,318)	$1,557,678
Income (loss) from continuing operations	379,802	(2,214,895)
Loss from discontinued operations	-	-
Net income (loss)	379,802	(2,214,895)
Net income attributed to non-controlling interest	338	(1,972)

Preferred dividend		(191)

Net income (loss) attributed to common stockholders	$380,140	$(2,217,058)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	0	(0)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	-	-
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$0	$(0)

Weighted average shares outstanding	10,912,112	6,270,929

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS DEFICITS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

	Series A		Series B		Series C		Series D						Common Stock			Additional		Non-
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock			Common Stock			to be issued			Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares		Amount	Shares	Amount		Capital	Deficit	Interest		Total
Balance April 30, 2021	125	$12,500	-	$-	4,132,269	$4,145	1,493,962	$1,494		9,809,877		$9,810	1,214,528	$1,215		$51,351,156	(64,993,250)	$986,999		(12,625,931)
Conversion of Preferred to common stocks					(704,300)	(704)	(302,551)	(303)		1,574,001		1,574				373,326				373,893
Conversion of notes to common shares									125,000		125				24,875				25,000
Common shares issued for cash													1,134,697	1,135		98,183				99,318
Net loss																	379,802	338		380,140
Balance July 31, 2021	125	$12,500	-	$-	3,427,969	$3,441	1,191,411	$1,191		11,508,878		$11,509	2,349,225	$2,350		$51,847,540	$(64,613,448)	$987,337		$(11,747,582)

Balance April 30, 2020	125	$12,500	-	$-	4,005	$4,005	1,132	$1,132		6,270,929		$627,093	84,786,511	$84,787		$49,406,954	(62,702,339)	$974,251		(11,591,617)
Sale of preferred stock					140	140										69,860				70,000
Sale of common stock										133,333		13,333				6,667				20,000
Stock based compensation																464,718				464,718
Shares issued for settlement of accounts payable							311	311								311,067				311,378
Option issued for settlement of accounts payable																156,947				156,947
Shares issued for conversion of subsidiary preferred							51	51								(40)		(11)		-
Preferred dividend																	(191)			(191)
Net loss																	(2,216,867)	1,972		(2,214,895)
Balance July 31, 2020	125	$12,500	-	$-	4,145	$4,145	1,494	$1,494		6,404,262		$640,426	84,786,511	$84,787		$50,416,173	$(64,919,397)	$976,212		$(12,783,660)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2021 AND 2021

(UNAUDITED)

	Three Months Ended July 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$379,802	$(2,214,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	25,000	464,718
Gain from change in fair value of derivative liabilities	(760,028)	1,310,307
Amortization of debt discount	40,000	-
Non-cash financing cost	18,250	140,014
Forgiveness of debt	-	(63,053)
Changes in operating assets and liabilities
Accounts receivable	(1,328)	(1,250)
Inventory	1,573	(4,235)
Other assets	-	(49)
Accounts payable and accrued expenses	225,595	164,171
Deferred revenue	(475)	(2,210)
Net cash used in operating activities	(71,611)	(206,482)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	17,058	(13,904)
Proceeds from sale of stock	70,000	90,000
Proceeds from notes payable		130,944
Payments on notes payable	(15,000)	(500)
Proceeds from related party notes	-	-
Payments on related party notes	-	-
Net cash provided by financing activities	72,058	206,540

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	-
Net cash flow from discontinued operation	-	-

Net (decrease) increase in cash	$447	$58

Cash and cash equivalents, beginning of period	396	-
Cash and cash equivalents , end of period	$843	$58

Cash paid for:
Interest		$-
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021 AND 2020

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

Sparta’s roots are in the Powersports industry. Notwithstanding the discontinuance of our initial focus on consumer loans and leases, in 2007, the Company had introduced a new initiative, Municipal Financing, (www.spartamunicipal.com). Sparta’s Municipal Finance program is also available to all nonprofit organizations which adhere to IRS guidelines, including 501(c)3 of the Internal Revenue Code.

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

Sparta’s response to the onset of the COVID 19 pandemic in early 2020 quickly took shape with thorough investigations into evolving customer trends in health and wellness. As a result, we expanded New World Health Brands and developed a new product line of natural dietary supplements. In August 2020, we launched an online B to C website: www.newworldhealthbrands.com, featuring high quality dietary supplements, including vitamins and minerals, such as, Zinc, Magnesium, Boron, Iodine, Beetroot Extract, Selenium, Vitamin B Complex, Vitamin C and PQQ. To ensure the safety and quality of our products, all health and wellness offerings are exclusively sourced and manufactured in the United States and adhere to strict U.S. standards and guidelines. Sparta’s commitment to high standards and transparency are tantamount to being a trusted brand.

Sparta’s newest subsidiary, Sparta Crypto, Inc., was established September 25, 2020 and is in the process of building a proprietary state-of-the-art platform designed to connect users of various digital currency with sellers of luxury goods. The platform has not launched and the Company can make no assurances that the described plan will reach implementation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2021 and for the three months periods ended July 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2021 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the three months ended July 31, 2021 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2022.

The condensed consolidated balance sheet as of April 30, 2021 contained herein has been derived from the audited consolidated financial statements as of April 30, 2021, but do not include all disclosures required by the U.S. GAAP.

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

As of July 31, 2021 and 2020, 42 million shares potential shares (including 2,349,697 and 1,493,962 shares to be issued on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2021 and April 30, 2021, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of July 31, 2021, the Company had an accumulated deficit of $64,613,448 and a working capital deficit (total current liabilities exceeded total current assets) of $11,315,179. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	July 31, 2021	April 30, 2021
Notes convertible at holder’s option	$2,522,925	$2,522,925
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	1,861,650	1,821,650
Subtotal	4,720,275	4,680,275
Debt discount
Total	$4,720,275	$4,680,275

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

The change in fair value of the derivative liabilities at July 31, 2021 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.09 to 0.2%
Expected stock price volatility	Ranging from	155 to 270%
Expected dividend payout
Expected life in years	Ranging from	0.25 to 3.0 Years

The change in fair value of the derivative liabilities of convertible notes outstanding at April 30, 2021 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	1.83% to 2.00%
Expected stock price volatility		118% to 187%
Expected dividend payout		0%
Expected life in years	Ranging from	0.25 year to 2.0 years

During the three months ended July 31, 2021 and 2020, the Company recorded a net income of $380,140 and a (loss) of $2,217,058, respectively, related to the mainly due to change in value of the derivative liabilities.

Changes in derivative liability during the three months ended July 31, 2021 and 2020 were:

	July 31,
	2021	2020
Balance, beginning of year	$3,446,738	$2,802,125
Derivative liability extinguished	(385,257)	-
Derivative financial liability arising on the issuance of convertible notes and warrants		140,014
Fair value adjustments	760,068	1,310,307
Balance, end of period	$2,301,413	$4,255,446

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2021, and April 30, 2021, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $432,403 and $432,403, respectively.

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

During the three months ended July 31, 2021, the Company:

Converted 704,300 preferred shares D and 1,493,962 preferred shares C for a total of 1,571,101 common shares valued at $253,442.

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

Common Stock

The Company had 11,508,878 and 9,809,877 shares of common stock (after stock split effect) issued and outstanding as of July 31, 2021 and April 30, 2021, respectively. The Company 1,214,528 shares (after stock split effect) of common classified as to be issued at July 31 and April 30, 2021.

During the three months ended July 31, 2021, the Company:

Sold to four accredited investors 1,134,697 shares of common stock for cash of $70,000 and notes payable and accrued expenses settlement of $29,317.81 actual shares were not issued yet and recorded as commons stocks to be issued.

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

The table below summarizes the fair values of financial liabilities as of July 31, 2021:

	Fair Value at	Fair Value Measurement Using
	July 31, 2021	Level 1	Level 2	Level 3
Derivative liabilities	$2,301,413	-	-	$2,301,413

Fair values of financial liabilities as of April 30, 2021 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2021	Level 1	Level 2	Level 3
Derivative liabilities	$3,446,738	-	-	$3,446,738

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

NOTE G – COMMITMENTS AND CONTINGENCIES

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carry forwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

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

Rent expense was $16,200 and $16,200 for the thee-months periods ended July 31, 2021 and 2020, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of July 31, 2021, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

On October 26, 2018, a lender commenced an action in the Supreme Court of the State of New York in New York County alleging damages from unpaid principal and interest, attorney’s fees, costs, and expenses arising from a promissory note dated February 26, 2015, in the amount of $50,000.00. All discovery has been completed. A motion for summary judgment and cross motion to dismiss were fully submitted on September 15, 2021. The Company believes the claim is contingent, unliquidated, and disputed.

NOTE H – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure September 17, 2021 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited consolidated financial statements and explanatory notes for the year ended April 30, 2021 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

Sparta created its subsidiary, New World Health Brands, Inc., in April 2019, on the heels of the Agriculture Improvement Act (also known as the Farm Bill), which was signed into law the previous December 20, 2018. Consequently, hemp (CBD) was removed from Schedule 1 of the Controlled Substances Act. Company management recognized the substantial business opportunity that lay ahead in the rapidly expanding hemp-CBD (cannabidiol) market in the United States. During 2019-2020, we sourced, developed and tested 5 CBD product categories totalling 31 products. We procured premium, domestic-grade, full-spectrum, broad-spectrum, and THC free hemp, created product packaging and labelling, and implemented fulfilment to launch an online B to C website: www.newworldhealthcbd.com on December 21, 2019. Our CBD products are available in full spectrum, broad spectrum and non-detectable below the legal limit of .3 THC (ND-THC) and come in capsules, oils, tablets, gel caps, tinctures, salves, creams, lotions, as well as pet tinctures. We remain watchful of consumer needs, adjusting our product line offerings either by adding new products, adjusting the potency levels of existing products or discontinuing still others, as warranted. To ensure the safety and quality of our products, all CBD product offerings are exclusively sourced, manufactured and tested at highly accredited testing facilities in the United States and adhere to strict U.S standards and guidelines. Because of our high standards, in-depth quality testing and label transparency, consumers know they can trust us.

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

RESULTS OF OPERATIONS

Comparison of the three Months Ended July 31, 2021 and 2020

For the three months ended July 31, 2021 and 2020, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $60,685 during the three months ended July 31, 2021 as compared to $76,607 during the three months ended July 31, 2020, a decrease of $15,922 or 21%, primarily due to Covid-19. Revenues from our Information Technology products declined by $17,390 or 24%.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports and cost of goods purchased for New World Health Brand products. Cost of revenue was $10,177 during the three months ended July 31, 2021 as compared to $20,148 during the three months ended July 31, 2020. This $9,971 or 49% decline was due to New World Health Brands product line inventory purchases during the three months period ending July 31, 2020.

Operating Expenses

General and administrative expenses were $225,024 during the three months ended July 31, 2021, compared to $713,676 during the three months ended July 31, 2020, a decrease of $488,652 or 68%, primarily due to the non-cash Black Scholes $464,718 valuation of options issued to management and directors in the previous period.

Expenses incurred during the current three months period consisted primarily of the following expenses:

	July 31, 2021	July 31, 2020
Compensation, option and related cost	133,615	594,763
Accounting, audit and professional fees	19,060	52,620
Consulting Fees	30,500	12,580
Rent and Utilities	18,085	21,447
General office expenses	48,764	32,266
	250,024	713,676

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs $180,750 and income related to the change in fair value of our derivative liabilities $760,068 for the three months ended July 31, 2021, compared to net other loss of $1,557,678 for the three months ended July 31, 2020. The decrease results were from the change in the fair value of our derivative liabilities.

Net income (loss)

Our net income attributable to common stockholders for the three months ended July 31, 2021 $380,140 compared to loss of $2,217,058 primarily due to gain valuation of derivative liabilities incurred as of July 31, 2021 of $760,068 while in the three months period July 31, 2020 loss in valuation of derivative liabilities was $1,310,307.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2021, we had an accumulated deficit of $64,613,448 and a net income for the three months of $380,140. We generated a deficit in cash flow from operations of $71,611 for the three months ended July 31, 2021. This deficit results primarily from our net income of $379,802, offset by noncash expense of $25,000, amortization of debt discount $40,000, gain in fair value valuation of derivative liabilities and an increase of $225,595 in accounts payables and accrued expenses.

We met our cash requirements during the period through proceeds from the sale of stock $70,000 and bank overdraft $17,058.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At July 31, 2021, we had 6 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

GOING CONCERN ISSUES

The Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2021 and April 30, 2021, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended July 31, 2021 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As at July 31, 2021, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

On October 26, 2018, a lender commenced an action in the Supreme Court of the State of New York in New York County alleging damages from unpaid principal and interest, attorney’s fees, costs, and expenses arising from a promissory note dated February 26, 2015, in the amount of $50,000.00. All discovery has been completed. A motion for summary judgment and cross motion to dismiss were fully submitted on September 15, 2021. The Company believes the claim is contingent, unliquidated, and disputed.

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or which are currently deemed immaterial may also impair our business operations. A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2021, and is incorporated herein by reference.

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

Sales of Preferred Stock, Common Stock and Warrants:

During the three months ended July 31, 2021 the Company:

Sold to four accredited investors 1,134,697 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

Date: September 20, 2021	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

