Form 10-Q
period 2021-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2021-12-15
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

As of December 15, 2021, we had 13,410,140 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2021, AND APRIL 30, 2021

(Unaudited)

	October 31, 2021	April 30, 2021

ASSETS
Current Assets
Cash and cash equivalents	$2,417	$396
Accounts receivable	2,358	469
Inventory	10,499	13,823
Other current assets	4,580	-
Total Current Assets	19,854	14,688
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $212,905, respectively	-	-
Other assets	9,628	9,628
Deposits	9,000	9,000
Total assets	$38,482	$33,316
LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Bank overdraft	$63,409	$49,041
Accounts payable and accrued expenses	4,042,275	3,627,831
Short Term Loan	394,013	409,013
Current portion notes payable	5,207,584	4,680,275
Deferred revenue	13,148	13,946
Derivative liabilities	7,077,836	3,446,738
Total Current Liabilities	16,798,265	12,226,844
Loans payable-related parties	432,403	432,403
Total Long Term Liabilities	432,403	432,403
Total liabilities	$17,230,668	$12,659,247
Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 3,427,969 and 4,132,269 shares issued and outstanding, respectively	3,160	4,145
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 1,191,412 and 1,493,962 shares issued and outstanding, respectively	782	1,494
Common stock, $0.001 par value; 750,000,000 shares authorized, and 12,205,353 and 9,809,877 shares issued and outstanding as of July 31 and April 30, 2021 respectively	12,205	9,810
Common stock to be issued 2,349,697 and 1,215,000, respectively	22,443	1,215
Additional paid-in-capital	51,507,118	51,351,156
Accumulated deficit	(69,738,042)	(64,993,250)
Total deficiency in stockholders’ deficit	(18,179,834)	(13,612,930)
Non-controlling interest	987,648	986,999
Total Deficit	(17,192,186)	(12,625,931)
Total Liabilities and Deficit	$38,482	$33,316

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AS OF OCTOBER 31, 2021, AND 2020

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31
	2021	2020	2021	2020
Revenue
Information technology	$56,242	$61,834	$112,799	$135,781
New World Health Brands	9,456	3,113	13,584	5,773
Total Revenue	65,698	64,947	126,383	141,554
Less Cost of goods sold	13,116	25,586	23,293	45,734
Gross profit	$52,582	$39,361	$103,090	$95,820
Operating expenses:
General and administrative	256,713	220,033	506,737	933,709
Depreciation and amortization	-	-	-	-
Total operating expenses	$256,713	$220,033	$506,737	$933,709
Loss from operations	$(204,131)	$(180,672)	$(403,647)	$(837,889)
Other (income) expense:
Other income	$(8,059)	$(750)	$(8,059)	$(750)
Forgiveness of debt	-	-	-	(63,053)
Financing cost	-	(14,695)	180,750	295,729
Loss (gain) in changes in fair value of derivative liability	4,928,140		4,168,072	1,310,307
Total other (income) expense	$4,920,081	$(15,445)	$4,340,763	$1,542,233
Income (loss) from continuing operations	(5,124,212)	(165,227)	(4,744,410)	(2,380,122)
Loss from discontinued operations	-	-	-	-
Net income (loss)	(5,124,212)	(165,227)	(4,744,410)	(2,380,122)
Net income attributed to non-controlling interest	311	(3,962)	649	(5,934)
Preferred dividend	(382)	(191)	(382)	(382)
Net income (loss) attributed to common stockholders	$(5,124,283)	$(169,380)	$(4,744,143)	$(2,386,438)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.43)	(0.00)	0.03	(0.00)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	-	-	-	-
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.43)	$(0.00)	$0.03	$(0.00)

Weighted average shares outstanding	11,872,084	662,430,947	11,392,098	627,092,904

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS DEFICITS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2021 AND 2020

(UNAUDITED)

	Series A		Series B		Series C		Series D				Common Stock		Additional		Non-
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2021	125	$12,500	-	$-	4,132,269	$4,145	1,493,962	$1,494	9,809,877	$9,810	1,214,528	$1,215	$51,351,156	(64,993,250)	$986,999	(12,625,931)
Conversion of Preferred to common stocks					(704,300)	(704)	(302,551)	(303)	1,574,001	1,574			373,326			373,893
Conversion of notes to common shares									125,000	125			24,875			25,000
Common shares issued for cash											1,134,697	1,135	98,183			99,318
Net loss														379,802	338	380,140
Balance July 31, 2021	125	$12,500	-	$-	3,427,969	$3,441	1,191,411	$1,191	11,508,878	$11,509	2,349,225	$2,350	$51,847,540	$(64,613,448)	$987,337	$(11,747,580)
Issuance of preferred shares					(281,000)	(281)	(409,000)	(409)			(2,349,225)	(2,350)	(317,979)			(321,019)
Issuane of common shares									696,475	696	22,442,105	22,443	(22,443)			696
Preferred dividend														(382)		(382)
Net loss for the quarter end October 31,2021														(5,124,212)	311	(5,123,901)
Balances October 31, 2021	125	$12,500	-	$-	3,146,969	$3,160	782,411	$782	12,205,353	$12,205	22,442,105	$22,443	$51,507,118	$(69,738,042)	$987,648	$(17,192,186)

Balance April 30, 2020	125	$12,500	-	$-	4,005	$4,005	1,132	$1,132	6,270,929	$627,093	84,786,511	$84,787	$49,406,954	(62,702,339)	$974,251	(11,591,617)
Sale of preferred stock					140	140							69,860			70,000
Sale of common stock									133,333	13,333			6,667			20,000
Stock based compensation													464,718			464,718
Shares issued for settlement of accounts payable							311	311					311,067			311,378
Option issued for settlement of accounts payable													156,947			156,947
Shares issued for conversion of subsidiary preferred							51	51					(40)		(11)	-
Preferred dividend														(191)		(191)
Net loss														(2,216,867)	1,972	(2,214,895)
Balance July 31, 2020	125	$12,500	-	$-	4,145	$4,145	1,494	$1,494	6,404,262	$640,426	84,786,511	$84,787	$50,416,173	$(64,919,397)	$976,212	$(12,783,660)
Sale of preferred stocks					10	10	102	102								112
Shares issued for conversion of subsidairy preferred									66,700,000	66,700			(38,098)	2,163		30,765
Preferred dividends											23,333,000	23,333				23,333
Net loss for the quarter end October 31, 2021														(165,227)	(7,895)	(173,122)
Balance October 31, 2020	125	$12,500	-	$-	4,155	$4,155	1,596	$1,596	73,104,262	$707,126	108,119,511	$108,120	$50,378,075	$(65,082,461)	$968,317	$(12,902,572)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2021 AND 2021

(UNAUDITED)

	Six Months Ended October 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(4,744,410)	$(2,380,122)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	25,000	464,718
Gain from change in fair value of derivative liabilities	4,168,072	1,310,307
Amortization of debt discount	40,000	-
Non-cash financing cost	180,750	295,729
Forgiveness of debt /adjustments	(147,314)	(63,053)
Changes in operating assets and liabilities
Accounts receivable	(1,889)	(17,302)
Inventory	3,324	(4,594)
Other assets	(4,580)	(20,827)
Accounts payable and accrued expenses	414,498	346,763
Deferred revenue	(798)	(2,874)
Net cash from (used) operating activities	(67,347)	(71,255)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	14,368	17,602
Proceeds from sale of stock	70,000	90,000
Proceeds from notes payable	-	130,944
Payments on notes payable	(15,000)	(500)
Proceeds from related party notes	-	18,097
Proceeds from PPP Loan		120,944
Payments on related party notes	-	(305,832)
Net cash provided by financing activities	69,368	71,255

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	-
Net cash flow from discontinued operation	-	-

Net (decrease) increase in cash	$2,021	$-

Cash and cash equivalents, beginning of period	$396	-
Cash and cash equivalents , end of period	$2,417	$-

Cash paid for:
Interest		$-
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

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

Sparta’s newest subsidiary, Sparta Crypto, Inc., was established September 25, 2020 and is in the process of completing a proprietary platform designed to connect users of widely adopted digital currencies with sellers of various goods and services. The platform has not launched and the Company can make no assurances that the described plan will reach implementation. In addition, the Company has completed and tested a cryptocurrency payment gateway called SpartaPayIQ, which is functional and expected to formally launch in the first quarter of 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2021 and for the three and six months periods ended October 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2021 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the three months ended October 31, 2021 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2022.

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

As of October 31, 2021 and 2020, 42 million shares potential shares (including 12,205,353 and 1,493,962 shares to be issued on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2021 and April 30, 2021, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of October 31, 2021, the Company had an accumulated deficit of $69,738,042 and a working capital deficit of $16,778,411. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	October 31, 2021	April 30, 2021
Notes convertible at holder’s option	$2,980,848	$2,522,925
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	1,891,036	1,821,650
Subtotal	5,207,584	4,680,275
Debt discount
Total	$5,207,584	$4,680,275

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

The change in fair value of the derivative liabilities at October 31, 2021 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

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

During the six months ended October 31, 2021 and 2020, the Company recorded a net loss of $4,592,044 and $2,386,247, respectively, related to the mainly due to change in value of the derivative liabilities.

Changes in derivative liability during the six months ended October 31, 2021 and 2020 were:

	October 31,
	2021	2020
Balance, beginning of year	$3,446,738	$2,802,125
Derivative liability extinguished	(1,297,041)	-
Derivative financial liability arising on the issuance of convertible notes and warrants		140,014
Fair value adjustments	4,928,138	1,310,307
Balance, end of period	$7,077,836	$4,255,446

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2021, and April 30, 2021, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $432,403 and $432,403, respectively.

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

During the six months ended October 31, 2021, the Company:

Converted 704,300 preferred shares D and 1,493,962 preferred shares C for a total of 1,571,101 common shares valued at $253,442.

Converted 136,325 preferred shares D and 92,500 shares C for a total of 686,475 common shares valued at $148,503.

Issued 10,000 common shares valued at $3,900.

During the six months ended October 31, 2020, the Company:

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

Common Stock

The Company had 12,205,353 and 9,809,877 shares of common stock (after stock split effect) issued and outstanding as of October 31, 2021 and April 30, 2021, respectively. The Company had 1,214,528 shares (after stock split effect) of common classified as to be issued at October 31 and April 30, 2021.

During the three months ended October 31, 2021, the Company:

Sold to four accredited investors 1,134,697 shares of common stock for cash of $70,000 and notes payable and accrued expenses settlement of $29,317.81 actual shares were not issued yet and recorded as commons stocks to be issued.

During the three months ended October 31, 2020, the Company:

Sold 140 Units Series C Convertible Preferred stock for $70,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 3 shares of the Company’s common stock) and 1.5 two-year Warrants to purchase one share of the Company’s common stock at $0.050 per share.

Issued 311 Units Series D Convertible Preferred stock in settlement of $311,378 in accounts payable. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 4 shares of the Company’s common stock) and 1.5 two-year Warrants to purchase one share of the Company’s common stock at $1.00 per share.

Issued 51 Units Series D Convertible Preferred stock upon conversion of $51,000 of the Company’s subsidiary’ preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 4 shares of the Company’s common stock) and 1.5 two-year Warrants to purchase one share of the Company’s common stock at $1.00 per share.

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

The table below summarizes the fair values of financial liabilities as of October 31, 2021:

	Fair Value at	Fair Value Measurement Using
	October 31, 2021	Level 1	Level 2	Level 3
Derivative liabilities	$7,077,836	-	-	$7,077,836

Fair values of financial liabilities as of April 30, 2021 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2021	Level 1	Level 2	Level 3
Derivative liabilities	$3,446,738	-	-	$3,446,738

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

Rent expense was $16,200 and $16,200 for the thee-months periods ended October 31, 2021 and 2020, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of October 31, 2021, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

On October 26, 2018, a lender commenced an action in the Supreme Court of the State of New York in New York County alleging damages from unpaid principal and interest, attorney’s fees, costs, and expenses arising from a promissory note dated February 26, 2015, in the amount of $50,000.00. All discovery has been completed. A motion for summary judgment and cross motion to dismiss were fully submitted on September 15, 2021. At this time, the motions remain submitted and we are awaiting a decision from the court. The Company believes the claim is contingent, unliquidated, and disputed.

NOTE H – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure December 15, 2021 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Sparta’s newest subsidiary, Sparta Crypto, Inc., was established September 25, 2020 and is in the process of completing a proprietary platform designed to connect users of widely adopted digital currencies with sellers of various goods and services. The platform has not launched and the Company can make no assurances that the described plan will reach implementation. In addition, the Company has completed and tested a cryptocurrency payment gateway called SpartaPayIQ, which is functional and expected to formally launch in the first quarter of 2022.

RESULTS OF OPERATIONS

Comparison of the six Months Ended October 31, 2021 and 2020

For the six months ended October 31, 2021, and 2020, we have generated Net losses of $4,744,143 and 2,386,247 respectively.

Revenues

Revenues totaled $126,383 during the six months ended October 31, 2021, as compared to $141,554 during the six months ended October 31, 2020, a decrease of $15,922 or 11%, primarily due to revenues from our Information Technology products declined by $22,982 or 17% offset by slight increase in our New World health revenues $7,811 or 74%. Our New World Health Brands continue to have positive results compared to the previous period primarily due to management efforts in marketing and promoting the products.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports and cost of goods purchased for New World Health Brand products. Cost of revenue was $23,293 during the six months ended October 31, 2021, as compared to $45,734 during the six months ended October 31, 2020. This $22,441or 49% decline was due to New World Health Brands product line inventory purchases during the six months period ending October 31, 2020.

Operating Expenses

General and administrative expenses were $506,737 during the six months ended October 31, 2021, compared to $933,709 during the six months ended October 31, 2020, a decrease of $488,652 or 46%, primarily due to the non-cash Black Scholes $464,718 valuation of options issued to management and directors in the previous period.

Expenses incurred during the current six months period consisted primarily of the following expenses:

	October 31, 2021	October 31, 2020
Compensation, option and related cost	299,692	594,763
Accounting, audit and professional fees	38,119	52,620
Consulting Fees	44,500	12,580
Rent and Utilities	43,158	21,447
General office expenses	81,268	32,266
	506,737	713,676

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs $180,750 and related to the net change in fair value of our derivative liabilities $4,016,355 for the six months ended October 31, 2021, compared to net other loss of $2,380,122 for the six months ended October 31, 2020. The decrease results were primarily from the change in the fair value of our derivative liabilities.

Net income (loss)

Our net loss attributable to common stockholders for the six months ended October 31, 2021, $4,592,044 compared to loss of $2,386,247 primarily due to loss in valuation of derivative liabilities incurred as of October 31, 2021 of $4,016,355 while in the six months period October 31, 2020 loss in valuation of derivative liabilities was $1,310,307.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2021, we had an accumulated deficit of $69,585,943 and a net loss for the six months of $4,592,044. We generated a deficit in cash flow from operations of $67,347 for the six months ended October 31, 2021. This deficit results primarily from our net loss of $4,744,410, offset by noncash expense of $25,000, amortization of debt discount $40,000, non-cash financing cost $180,750 and loss in fair value valuation of derivative liabilities $4,168,072 and an increase of $414,062 in accounts payables and accrued expenses.

We met our cash requirements during the period through proceeds from the sale of stock $70,000 and bank overdraft $17,058.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At October 31, 2021, we had 6 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2021 and April 30, 2021, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the six months ended October 31, 2021 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended October 31, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As at October 31, 2021, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

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

On October 26, 2018, a lender commenced an action in the Supreme Court of the State of New York in New York County alleging damages from unpaid principal and interest, attorney’s fees, costs, and expenses arising from a promissory note dated February 26, 2015, in the amount of $50,000.00. All discovery has been completed. A motion for summary judgment and cross motion to dismiss were fully submitted on September 15, 2021. At this time, the motions remain submitted and we are awaiting a decision from the court. The Company believes the claim is contingent, unliquidated, and disputed.

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

Sales of Preferred Stock, Common Stock and Warrants:

During the six months ended October 31, 2021 the Company:

Sold to four accredited investors 1,134,697 shares of common stock for cash of $70,000 and notes payable and accrued expenses settlement of $29,317.81.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: December 15, 2021	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

