Form 10-Q
period 2022-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2022-03-17
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

As of March 16, 2022, we had 14,903,005 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	January 31, 2022	April 30, 2021

ASSETS
Current Assets
Cash and cash equivalents	$30,711	$396
Accounts receivable	2,742	469
Inventory	9,979	13,823
Total Current Assets	43,432	14,688
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $212,905, respectively	-	-
Other assets	9,628	9,628
Deposits	9,000	9,000
Total assets	$62,060	$33,316
LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Bank overdraft	$49,667	$49,041
Accounts payable and accrued expenses	3,528,414	3,627,831
Short Term Loan	141,585	409,013
Current portion notes payable	5,230,084	4,680,275
Deferred revenue	5,514	13,946
Derivative liabilities	8,288,379	3,446,738
Total Current Liabilities	17,243,643	12,226,844
Loans payable-related parties	432,403	432,403
Total Long Term Liabilities	432,403	432,403
Total liabilities	$17,676,046	$12,659,247
Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 57 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 2,163,000 and 4,132,269 shares issued and outstanding, respectively	2,363	4,145
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 618,411 and 1,493,962 shares issued and outstanding, respectively	618	1,494
Common stock, $0.001 par value; 750,000,000 shares authorized, and 14,253,005 and 9,809,877 shares issued and outstanding as of January 31 and April 30, 2021 respectively	14,473	9,810
Common stock to be issued 2,349,697 and 1,215,000, respectively	23,438	1,215
Additional paid-in-capital	52,827,502	51,351,156
Accumulated deficit	(71,466,089)	(64,993,250)
Total deficiency in stockholders’ deficit	(18,585,195)	(13,612,930)
Non-controlling interest	971,209	986,999
Total Deficit	(17,613,986)	(12,625,931)
Total Liabilities and Deficit	$62,060	$33,316

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31
	2022	2021	2022	2021
Revenue
Information technology	$112,691	$49,220	$168,933	$185,001
New World Health Brands	8,714	4,253	18,170	10,026
Total Revenue	121,405	53,473	187,103	195,027
Less Cost of goods sold	19,435	7,504	32,551	53,238
Gross profit	$101,970	$45,969	$154,552	$141,789
Operating expenses:
General and administrative	590,304	229,407	847,017	1,163,116
Depreciation and amortization	-	-	-	-
Total operating expenses	$590,304	$229,407	$847,017	$1,163,116
Loss from operations	$(488,334)	$(183,438)	$(692,465)	$(1,021,327)
Other (income) expense:
Other income	$(3,297)	$(5,944)	$(11,356)	$(6,694)
Forgiveness of debt	-	(62,277)	-	(125,330)
Financing cost	180,750	4,688	180,750	300,417
Amortization of debt discount		-
Loss (gain) in changes in fair value of derivative liability	1,062,260	0	5,990,400	1,310,307
Total other (income) expense	$1,239,713	$(63,533)	$6,159,794	$1,478,700
Income (loss) from continuing operations	(1,728,047)	(119,905)	(6,488,628)	(2,500,027)
Loss from discontinued operations	-	-	-	-
Net income (loss)	(1,728,047)	(119,905)	(6,852,259)	(2,500,027)
Net loss attributed to non-controlling interest	15,479	(903)	15,790	(6,837)
Preferred dividend	-	-	(382)	(191)
Net income (loss) attributed to common stockholders	$(1,743,526)	$(120,808)	$(6,836,851)	$(2,507,055)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.13)	(0.02)	0.55	(0.40)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	-	-	-	-
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.10)	$(0.02)	$0.54	$(0.40)

Weighted average shares outstanding	13,265,570	7,094,502	12,568,827	6,270,929

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT (Unaudited)

As January 31, 2022 and 2021

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid in	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2021	125	$12,500	-	$-	4,132,269	$4,145	1,493,962	$1,494	9,809,877	$9,810	1,214,528	$1,215	$51,351,156	(64,993,250)	$986,999	(12,625,931)
Conversion of Preferred to common stocks					(704,300)	(704)	(302,551)	(303)	1,574,001	1,574			373,326			373,893
Conversion of notes to common shares									125,000	125			24,875			25,000
Common shares issued for cash											1,134,697	1,135	98,183			99,318
Net loss														379,802	338	380,140
Balance July 31, 2021	125	$12,500	-	$-	3,427,969	$3,441	1,191,411	$1,191	11,508,878	$11,509	2,349,225	$2,350	$51,847,540	$(64,613,448)	$987,337	$(11,747,580)
Issuance of preferred shares					(281,000)	(281)	(409,000)	(409)			(2,349,225)	(2,350)	(317,979)			(321,019)
Issuance of common shares									696,475	696	22,442,105	22,443	(22,443)			696
Preferred dividend														(382)		(382)
Net loss for the quarter end October 31,2021														(5,124,212)	311	(5,123,901)
Balances October 31, 2021	125	$12,500	-	$-	3,146,969	$3,160	782,411	$782	12,205,353	$12,205	22,442,105	$22,443	$51,507,118	$(69,738,042)	$987,648	$(17,192,186)
Conversion of preferred shares					(983,969)	(797)	(164,000)	(164)	1,620,417	1,841	995,500	995	1,295,321		(960)	$1,296,236
Issuance of shares for services									427,235	427			$25,063			25,490
Net loss														$(1,728,047)	$(15,479)	$(1,613,986)
Balances January 31, 2022		$12,500		$-	2,163,000	$2,363	618,411	$618	14,253,005	$14,473	23,437,605	$23,438	$52,827,502	$(71,466,089)	$971,209	$(17,613,986)

Balance April 30, 2020	125	$12,500	-	$-	4,005	$4,005	1,132	$1,132	6,270,929	$627,093	84,786,511	$84,787	$49,406,954	(62,702,339)	$974,251	(11,591,617)
Sale of preferred stock					140	140							69,860			70,000
Sale of common stock									133,333	13,333			6,667			20,000
Stock based compensation													464,718			464,718
Shares issued for settlement of accounts payable							311	311					311,067			311,378
Option issued for settlement of accounts payable													156,947			156,947
Shares issued for conversion of subsidiary preferred							51	51					(40)		(11)	-
Preferred dividend														(191)		(191)
Net loss														(2,216,867)	1,972	(2,214,895)
Balance July 31, 2020	125	$12,500	-	$-	4,145	$4,145	1,494	$1,494	6,404,262	$640,426	84,786,511	$84,787	$50,416,173	$(64,919,397)	$976,212	$(12,783,660)
Sale of preferred stocks					10	10	102	102								112
Shares issued for conversion of subsidiary preferred									66,700,000	$66,700			$(38,098)	$2,163		30,765
Preferred dividends											23,333,000	$23,333				23,333
Net loss for the quarter end October 31, 2021														$(165,227)	$(7,895)	(173,122)
Balance October 31, 2020	125	$12,500	-	$-	4,155	$4,155	1,596	$1,596	73,104,262	$707,126	108,119,511	$108,120	$50,378,075	$(65,082,461)	$968,317	$(12,902,572)
Sale of preferred stock		26				19										45
Shares to be issued											555,000	$55,000	$53,000			108,000
Sale of common stock									15,000,000	15,000			$169,245		$6,837	191,082
Shares cancelled due to reverse split									(88,104,262)	(722,126)	(108,674,511)	$(108,175)				(830,301)
Shares re-issue for stock split									7,094,758	709,476	1,220,078	$44,571				754,047
Net loss														$(119,905)	$(903)	(120,808)
Balances January 31, 2021	125	$12,526	-	$-	4,155	$4,174	1,596	$1,596	7,094,758	$709,476	1,220,078	$99,516	$50,600,320	$(65,202,366)	$974,251	$(12,800,507)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended January 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(6,852,259)	$(2,500,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment on Preferred Stock A	-
Stock based compensation	262,466	464,718
Loss (Gain) from change in fair value of derivative liabilities	5,990,400	1,450,321
Amortization of debt discount	40,000	-
Non-cash financing cost	180,750	300,417
Non-cash consulting fees	90,448
Forgiveness of debt /adjustments	(190,186)	(212,049)
Changes in operating assets and liabilities
Accounts receivable	(2,273)	(14,701)
Inventory	3,844	4,644
Other assets	-	(1,637)
Accounts payable and accrued expenses	15,736	(399,452)
Deferred revenue	(8,432)	9,005
Net cash from (used) operating activities	(469,506)	(898,761)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(626)	(10,486)
Proceeds from sale of stock	407,500	526,002
Proceeds from notes payable	-	191,085
Payments on notes payable	(267,428)	-
Proceeds from related party notes	-	-
Payments on related party notes		219,928
Conversion of promissory notes	359,123
Net cash provided by financing activities	499,821	926,529

Net (decrease) increase in cash	$30,315	$27,768

Cash and cash equivalents, beginning of period	$396	-
Cash and cash equivalents , end of period	$30,711	$27,768

Cash paid for:
Interest		$-
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022 AND APRIL 30, 2021 (UNAUDITED)

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

Sparta’s roots are in the Powersports industry. The Company provided retail installment loans and leases through authorized motorcycle dealerships in 33 states, with financing provided by institutional lenders. The Company also maintained a full underwriting and servicing platform for its portfolio. Notwithstanding the discontinuance of our initial focus on consumer loans and leases post Lehman and during the 2008 financial crisis; in 2007, the Company had introduced a new initiative, Municipal Financing, (www.spartamunicipal.com), which has financed over 100 jurisdictions to date. Sparta’s Municipal Finance program is also currently available to all nonprofit organizations which adhere to IRS guidelines, including 501(c)3 of the Internal Revenue Code.

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

Sparta’s newest subsidiary, Sparta Crypto, Inc., was established September 25, 2020 and is in the process of completing a proprietary state-of-the-art platform designed to connect users of widely adopted digital currencies with sellers of various goods and services. The platform has not launched and the Company can make no assurances that the described plan will reach implementation. In addition, the Company has completed and tested a cryptocurrency payment gateway called SpartaPayIQ, which is functional and was formally announced on March 3, 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2022 and for the three and nine months periods ended January 31, 2022 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2021 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission. The results of operations for the nine months ended January 31, 2022 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2022.

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

As of January 31, 2022, 133,278,980 shares potential shares (including 12,205,353 shares to be issued on the balance sheet), were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2022 and April 30, 2021, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of January 31, 2022, the Company had an accumulated deficit of $71,466,089 and a working capital deficit of $64,993,250. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	January 31, 2022	April 30, 2021
Notes convertible at holder’s option	$2,980,848	$2,522,925
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	1,913,536	1,821,650
Subtotal	5,230,084	4,680,275
Debt discount
Total	$5,230,084	$4,680,275

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

The change in fair value of the derivative liabilities at January 31, 2022, was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

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

During the nine months ended January 31, 2022 and 2021, the Company recorded a net loss of $6,852,259 and $2,507,055, respectively, related to the mainly due to change in value of the derivative liabilities.

Changes in derivative liability during the nine months ended January 31, 2022, and 2021 were:

	January 31,
	2021	2021
Balance, beginning of year	$3,446,738	$2,802,125
Derivative liability extinguished	(1,297,041)	-
Derivative financial liability arising on the issuance of convertible notes and warrants		140,014
Fair value adjustments	6,138,682	1,310,307
Balance, end of period	$8,288,379	$4,252,446

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of January 31, 2022, and April 30, 2021, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $432,403 and $432,403, respectively.

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

During the nine months ended January 31, 2022, the Company:

●	Converted total of 1,969,269 preferred shares C to common shares valued at $373,893

●	Converted a total of 3,194,418 preferred shares D to common shares valued at $975,217

During the nine months ended January 31, 2021, the Company:

●	Sold 150 Units Series C Convertible Preferred stock for $70,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 300 shares of the Company’s common stock) and 150 two-year Warrants to purchase one share of the Company’s common stock at $0.005 per share.
●	Issued 311 Units Series D Convertible Preferred stock in settlement of $311,378 in accounts payable. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock) and 150 two-year Warrants to purchase one share of the Company’s common stock at $0.01 per share.
●	Issued 51 Units Series D Convertible Preferred stock upon conversion of $51,000 of the Company’s subsidiary’ preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 400 shares of the Company’s common stock) and 150 two-year Warrants to purchase one share of the Company’s common stock at $0.01 per share.

Common Stock

The Company had 14,253,005 and 9,809,877 shares of common stock (after stock split effect) issued and outstanding as of January 31, 2022 and April 30, 2021, respectively. The Company had 2,349,697 and 1,215,000 shares (after stock split effect) of common classified as to be issued at January 31, 2022 and April 30, 2021.

During the nine months ended January 31, 2022, the Company:

●	Issued 427,235 common shares for services valued at $25,063.
●	Sold to four accredited investors 1,134,697 shares of common stock for cash of $70,000 and notes payable and accrued expenses settlement of $29,317.81 actual shares were not issued yet and recorded as commons stocks to be issued.
●	Sold 140 Units Series C Convertible Preferred stock for $70,000. Each Unit consists of 1 share of Series C Preferred stock (convertible at any time into 3 shares of the Company’s common stock) and 1.5 two-year Warrants to purchase one share of the Company’s common stock at $0.050 per share.
●	Issued 311 Units Series D Convertible Preferred stock in settlement of $311,378 in accounts payable. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 4 shares of the Company’s common stock) and 1.5 two-year Warrants to purchase one share of the Company’s common stock at $1.00 per share.
●	Issued 51 Units Series D Convertible Preferred stock upon conversion of $51,000 of the Company’s subsidiary’ preferred stock. Each Unit consists of 1 share of Series D Preferred stock (convertible at any time into 4 shares of the Company’s common stock) and 1.5 two-year Warrants to purchase one share of the Company’s common stock at $1.00 per share.
●	On January 3, 2022, entered into agreements with Anthony L. Havens, the Company’s Chief Executive Officer (“Havens”) and Sandra L. Ahman, the Company’s Vice-President of Operations (“Ahman”) whereby Havens and Ahman agreed to convert debt owed to them in exchange for non-qualified stock options.
●	Havens agreed to convert $137,465.76 of deferred salary in exchange for a stock option agreement (the “Havens Stock Option Agreement”) to purchase 1,718,322 shares of the Company’s common stock.
●	Ahman agreed to convert $125,000 of deferred salary in exchange for a stock option agreement (the “Ahman Stock Option Agreement” and with the Havens Stock Option Agreement, the “Stock Option Agreements”) to purchase 1,562,500 shares of the Company’s common stock.
●	On January 3, 2022, the Company granted to each of its two independent Directors five year options to purchase 187,500 shares of the Company’s common stock at $0.08 per share. The options vest in three equal tranches over three years. These options represent compensation for past service on the board.
●	On January 3, 2022, the Company granted its CEO, Anthony L Havens and Vice President of Operations, Sandra L Ahman, five year options to purchase an aggregate of 750,000 shares of the Company’s common stock at $0.08 per share. The options vest in three equal tranches over three years.
●	On January 3, 2022, the Company granted to four employees, five year options to purchase an aggregate of 437,500 shares of the Company’s common stock at $0.08 per share. The options vest in three equal tranches over three years.

During the nine months period ended January 31, 2021, the company

On December 30, 2020, filed with the Secretary of State of the state of Nevada, a Certificate of Amendment to its Articles of Incorporation (the “Amendment”), attached herewith as Exhibit 3.1, and incorporated by reference. The Amendment will be effective as of December 30, 2020. On July 9, 2020, the Board of Directors of the Company declared July 30, 2020 as the effective date for the 1 for 100 reverse stock split (the “Reverse Stock Split”), previously approved by the stockholders of the Company by written consent in accordance with the information contained in the Schedule 14C Information Statement filed with the Securities and Exchange Commission on July 9, 2020. FINRA reviewed and authorized the corporate action changing the effective date to December 30, 2020 (the “Effective Date”).

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

The table below summarizes the fair values of financial liabilities as of January 31, 2022:

	Fair Value at	Fair Value Measurement Using
	January 31, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$8,288,379	-	-	$8,288,379

Fair values of financial liabilities as of April 30, 2021 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2021	Level 1	Level 2	Level 3
Derivative liabilities	$3,446,738	-	-	$3,446,738

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

Rent expense was $43,200 and $48,600 for the nine months periods ended January 31, 2022 and 2021, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of January 31, 2022, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

The Company has received notices dated April 1, 2016, May 13, 2016 and July 22, 2016 from two lenders claiming defaults relating to conversion requests of $8,365 principal and $643 interest and $5,000 principal, with regard to notes in the total amounts of $55,125 and $27,500, respectively, which the Company has refused to process and believes it has defenses in that regard. These liabilities have been recorded in the unaudited condensed consolidated financial statements. While, there is no absolute guarantee in the outcome of litigation, should any be instituted, the Company believes the claim has no merit based on, among other things, a recent favorable decision by the New York State Court of Appeals relating to the affirmative defenses that would be raised on the Company’s behalf.

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender seeking: damages in the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. Plaintiff’s motion for summary judgment in lieu of complaint was denied on May 5, 2017. On August 22, 2018, Plaintiff brought a second motion seeking summary judgment on the issue of liability which was denied on March 14, 2019. The Court found that there existed issues of fact warranting a trial. The most recent appearance in this matter was scheduled for March 13, 2020 at which time the Court marked the case “adjourned without a date” due to the restrictions imposed on the Courts from the COVID-19 pandemic. These liabilities have been recorded in the unaudited condensed consolidated financial statements.  While, there is no absolute guarantee in the outcome of this litigation, the Company believes the claim has no merit based on, among other things, a recent favorable decision by the New York State Court of Appeals relating to the affirmative defenses raised on the Company’s behalf in this litigation.

On October 26, 2018, a lender commenced an action in the Supreme Court of the State of New York in New York County alleging damages from unpaid principal and interest, attorney’s fees, costs, and expenses arising from a promissory note dated February 26, 2015, in the amount of $50,000.00.  Upon the completion of all discovery, a motion for summary judgment and cross motion to dismiss were fully submitted on September 15, 2021. At this time, the motions remain pending and we are awaiting a decision from the court. These  liabilities have been recorded in the unaudited condensed consolidated financial statements. While, there is no absolute guarantee in the outcome of this litigation, the Company believes the claim has no merit based on, among other things, a recent favorable decision by the New York State Court of Appeals relating to the affirmative defenses raised on the Company’s behalf in this litigation.

NOTE H – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure as of March 17, 2022 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Sparta’s roots are in the Powersports industry. The Company provided retail installment loans and leases through authorized motorcycle dealerships in 33 states, with financing provided by institutional lenders. The Company also maintained a full underwriting and servicing platform for its portfolio. Notwithstanding the discontinuance of our initial focus on consumer loans and leases post Lehman and during the 2008 financial crisis; in 2007, the Company had introduced a new initiative, Municipal Financing, (www.spartamunicipal.com), which has financed over 100 jurisdictions to date. Sparta’s Municipal Finance program is also currently available to all nonprofit organizations, institutions and entities. All nonprofit organizations which adhere to IRS guidelines, including 501 (c) 3 of the Internal Revenue Code, are eligible. Both public nonprofits, also known as public charities supported with publicly collected funds, and private nonprofits, also known as private foundations supported by an individual or business entity, qualify for the program.

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

Sparta’s newest subsidiary, Sparta Crypto, Inc., was established September 25, 2020 and is in the process of completing a proprietary state-of-the-art platform designed to connect users of widely adopted digital currencies with sellers of various goods and services. The platform has not launched and the Company can make no assurances that the described plan will reach implementation. In addition, the Company has completed and tested a cryptocurrency payment gateway called SpartaPayIQ, which is functional and was formally announced on March 3, 2022.

RESULTS OF OPERATIONS

Comparison of the nine Months Ended January 31, 2022 and 2021

For the nine months ended January 31, 2022, and 2021, we have generated Net losses of $6,473,220 and 2,507,055 respectively.

Revenues

Revenues totaled $187,103 during the nine months ended January 31, 2022, as compared to $195,027 during the nine months ended January 31, 2021, a decrease of $7,924 or 4%, primarily due to revenues from our Information Technology products declined by $16,068 or 9% offset by increase in our New World health revenues $8,144 or 81%. Our New World Health Brands continue to have positive results compared to the previous period primarily due to management efforts in marketing and promoting the products.

Cost of Revenue

Cost of revenue consists of costs and fees incurred to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports and cost of goods purchased for New World Health Brand products. Cost of revenue was $32,551 during the nine months ended January 31, 2022, as compared to $5 during the nine months ended October 31, 2020. This $53,238 or 39% decline was due to New World Health Brands product line inventory purchases during the nine months period ending January 31, 2021.

Operating Expenses

General and administrative expenses were $847,017 during the nine months ended January 31, 2022, compared to $1,163,116 during the nine months ended January 31, 2021, a decrease of $316,099 or 27%, primarily due to the non-cash Black Scholes $464,718 valuation of options issued to management and directors in the previous period.

Expenses incurred during the current nine months period consisted primarily of the following expenses:

	January 31, 2022	January 31, 2021
Compensation, option and related cost	452,011	902,650
Accounting, audit and professional fees	50,642	86,461
Consulting Fees	142,884	2,500
Rent and Utilities	67,058	52,814
General office expenses	134,422	118,691
	847,017	1,163,116

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs $180,750 and related to the net change in fair value of our derivative liabilities $5,796,163 for the nine months ended January 31, 2022, compared to net other loss of 1,478,700 for the nine months ended January 31, 2021. The increase results were primarily from the change in the fair value of our derivative liabilities.

Net income (loss)

Our net loss attributable to common stockholders for the nine months ended January 31, 2022, $6,488,628 compared to loss of $2,500,027 primarily due to loss in valuation of derivative liabilities incurred as of January 31, 2022 of $5,626,769 while in the nine months period January 31, 2021 loss in valuation of derivative liabilities was $1,310,307.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2022, we had an accumulated deficit of $71,466,089 and a net loss for the nine months of $6,488,628. We generated a deficit in cash flow from operations of $469,506 for the nine months ended January 31, 2022. This deficit results primarily from our net loss of $6,488,628, offset by noncash expense of $352,914, amortization of debt discount $40,000, non-cash financing cost $180,750 and loss in fair value valuation of derivative liabilities $5,626,769 and an increase of $251,611 in accounts payables and accrued expenses.

We met our cash requirements during the period through proceeds from the sale of stock $407,500 and bank overdraft $29,442.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At January 31, 2022, we had 6 full time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2022 and April 30, 2021, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of January 31, 2022, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the nine months ended January 31, 2022 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended January 31, 2022 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As at January 31, 2022, we were not a party to any material pending legal proceeding except as stated below. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

The Company has received notices dated April 1, 2016, May 13, 2016 and July 22, 2016 from two lenders claiming defaults relating to conversion requests of $8,365 principal and $643 interest and $5,000 principal, with regard to notes in the total amounts of $55,125 and $27,500, respectively, which the Company has refused to process and believes it has defenses in that regard. These liabilities have been recorded in the unaudited condensed consolidated financial statements. While, there is no absolute guarantee in the outcome of litigation, should any be instituted, the Company believes the claim has no merit based on, among other things, a recent favorable decision by the New York State Court of Appeals relating to the affirmative defenses that would be raised on the Company’s behalf.

On September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court of The State of New York County of Kings, against the Company by a lender seeking: damages in the amount of $102,170.82 in principal and interest; accrued and unpaid interest thereupon in the amount from the date of filing to entry of judgment herein; lender’s reasonable attorney’s fees, costs, and expenses; and any such other relief as the Court deems just and proper. Plaintiff’s motion for summary judgment in lieu of complaint was denied on May 5, 2017. On August 22, 2018, Plaintiff brought a second motion seeking summary judgment on the issue of liability which was denied on March 14, 2019. The Court found that there existed issues of fact warranting a trial. The most recent appearance in this matter was scheduled for March 13, 2020 at which time the Court marked the case “adjourned without a date” due to the restrictions imposed on the Courts from the COVID-19 pandemic. These liabilities have been recorded in the unaudited condensed consolidated financial statements.  While, there is no absolute guarantee in the outcome of this litigation, the Company believes the claim has no merit based on, among other things, a recent favorable decision by the New York State Court of Appeals relating to the affirmative defenses raised on the Company’s behalf in this litigation.

On October 26, 2018, a lender commenced an action in the Supreme Court of the State of New York in New York County alleging damages from unpaid principal and interest, attorney’s fees, costs, and expenses arising from a promissory note dated February 26, 2015, in the amount of $50,000.00.  Upon the completion of all discovery, a motion for summary judgment and cross motion to dismiss were fully submitted on September 15, 2021. At this time, the motions remain pending and we are awaiting a decision from the court. These  liabilities have been recorded in the unaudited condensed consolidated financial statements. While, there is no absolute guarantee in the outcome of this litigation, the Company believes the claim has no merit based on, among other things, a recent favorable decision by the New York State Court of Appeals relating to the affirmative defenses raised on the Company’s behalf in this litigation.

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

During the nine months ended January 31, 2022 the Company:

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

SPARTA COMMERCIAL SERVICES, INC.

Date: March 17, 2022	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

