Form 10-K
period 2022-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2022-08-15
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company and emerging growth company. See the definitions “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, on April 30, 2022 was $978,241

As of August 15, 2022, we had 17,501,298 shares of common stock issued and outstanding.

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

Vehicle History Reports are a staple of Sparta’s E-Commerce Technology subsidiary iMobile Solutions, Inc. Whether a vehicle is intended for business or recreational use, Sparta’s Vehicle History Reports are highly regarded for accuracy and completeness and have been sold across all 50 states and in 62 countries worldwide. They provide a trusted layer of assurance to vehicle buyers and are available on Kelley Blue Book, AllState Insurance and a range of various dealership websites. They include Cyclechex (Motorcycle History Reports at www.cyclechex.com), RVchex (Recreational Vehicle History Reports at www.rvchex.com), and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com). Consumers, retailers, municipals, nonprofits, auction houses, banks and insurance companies alike scrutinize title history reports for the vital information needed and factored into crucial business decisions that affect the bottom line.

The Company’s E-Commerce and Mobile Technology subsidiary name change to iMobile Solutions, Inc., from Specialty Reports, Inc., in 2016, signifies its ever-broadening service offerings in the evolving technology landscape. With iMobile App (www.imobileapp.com), the Company provides mobile technology services, including web and mobile application creation, development and management for a wide range of businesses to increase revenue, build brand recognition, and improve customer engagement. Our ever-broadening business base of mobile application includes vehicle dealerships and racetracks, private clubs and country clubs, schools and entertainment venues, restaurants and grocery stores, as well as various other merchant types. (www.imobileapp.com/app-gallery). The Company also designs, launches, maintains and hosts websites for businesses incorporating SEO (search engine optimization), social media marketing, and online reviews to improve their presence online. We provide specific, tailored action plans for our clients’ websites that include services such as eCommerce, CRM (Customer Relationship Management) development and integration. This custom software not only helps businesses communicate with customers but can also be used for employees to communicate internally. The CRM software can be web based, integrated with a mobile app, or both. We work with clients to understand their unique needs and incorporate the features and requirements that are most important to them and will facilitate their business growth and success. Correspondingly, the Company designs and builds custom kitchen ordering software for independent grocery stores, delicatessens, and other food service businesses. The software can be designed for use in a combination of ways including mobile devices and in-store ordering. The kitchen ordering software is enabled with payment integration, text messaging notification, wireless printing, and other features. iMobile Solutions, Inc. provides a turn-key solution for any business looking to simplify or streamline their kitchen ordering process. Additionally, we offer text messaging services, which supplement business marketing strategies both to gain and retain brand loyalty among its clients, customers and investors. Our text messaging platform allows our clients to easily manage, schedule and analyze text message performance.

Sparta created its subsidiary, New World Health Brands, Inc., in April 2019, on the heels of the Agriculture Improvement Act (also known as the Farm Bill), which was signed into law the previous December 20, 2018. Consequently, hemp (CBD) was removed from Schedule 1 of the Controlled Substances Act. Company management recognized the substantial business opportunity that lay ahead in the rapidly expanding hemp-CBD (cannabidiol) market in the United States. During 2019-2020, we sourced, developed and tested 5 CBD product categories totalling 31 products. We procured premium, domestic-grade, full-spectrum, broad-spectrum, and THC free hemp, created product packaging and labelling, and implemented fulfilment to launch an online B to C website: www.newworldhealthcbd.com on December 21, 2019. The Company has since curated its products and currently offers 15 products with plans to add complementary products to our product line. Our CBD products are available in full spectrum, broad spectrum and non-detectable below the legal limit of .3 THC (ND-THC) and come in capsules, oils, tablets, gel caps, tinctures, salves, creams, lotions, as well as pet chews and tinctures. We remain watchful of consumer needs, adjusting our product line offerings either by adding new products, adjusting the potency levels of existing products or discontinuing still others, as warranted. To ensure the safety and quality of our products, all CBD product offerings are exclusively sourced, manufactured and tested at highly accredited testing facilities in the United States and adhere to strict U.S standards and guidelines. Because of our high standards, in-depth quality testing and label transparency, consumers know they can trust us.

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

Sparta’s newest subsidiary, Sparta Crypto, Inc., www.SpartaCrypto.com, was established September 25, 2020 and is in the process of completing a proprietary state-of-the-art platform designed to connect users of widely adopted digital currencies with sellers of various goods and services. The platform has not launched and the Company can make no assurances that the described plan will reach implementation. In addition, the Company has completed and tested a cryptocurrency payment gateway called SpartaPayIQ, www.SpartaPayIQ.com, which is functional and was formally announced on March 3, 2022.

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

WEBSITES

The Company designs, launches, maintains and hosts websites for businesses incorporating SEO (search engine optimization), social media marketing, and online reviews to improve their presence online. We provide specific, tailored action plans for our clients’ websites that include services such as eCommerce, CRM (Customer Relationship Management) development and integration. This custom software not only helps businesses communicate with customers but can also be used for employees to communicate internally. The CRM software can be web based, integrated with a mobile app, or both. We work with clients to understand their unique needs and incorporate the features and requirements that are most important to them and will facilitate their business growth and success. Correspondingly, the Company designs and builds custom kitchen ordering software for independent grocery stores, delicatessens, and other food service businesses. The software can be designed for use in a combination of ways including mobile devices and in-store ordering. The kitchen ordering software is enabled with payment integration, text messaging notification, wireless printing, and other features. iMobile Solutions, Inc. provides a turn-key solution for any business looking to simplify or streamline their kitchen ordering process. Additionally, we offer text messaging services, which supplement business marketing strategies both to gain and retain brand loyalty among its clients, customers and investors. Our text messaging platform allows our clients to easily manage, schedule and analyze text message performance.

VEHICLE HISTORY REPORTS

The vehicle history report group is currently marketing through its websites: Cyclechex Motorcycle History Reports© (www.cyclechex.com), RVchex™ RV History Reports (www.rvchex.com), and Truckchex Heavy Duty Truck History Reports (www.truckchex.com). These reports contain valuable information for consumers, dealers, insurers, auction houses, and lenders. The information includes a vehicle’s history, such as disclosed damage, salvaged or rebuilt title brands, the number of previous owners, the last recorded odometer reading, the manufacturer’s original equipment, and OEM recall data. We assemble the data for these reports from multiple sources, including, but not limited to, governmental agencies, in order to provide the most current information available for the benefit of all interested parties. We believe our products offer a compelling value because they are priced modestly and we provide a no-hassle, 90-day and 100% money-back guarantee. We are confident that our Specialty Reports provide buyers and sellers the peace of mind that comes from being able to make an informed decision.

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

Vehicle History Reports benefit consumers:

●	Consumers can purchase reports directly from the Cyclechex, RVchex, or Truckchex website

●	Consumers can purchase reports via an Affiliate website

Vehicle History Reports benefit dealers:

●	Dealers can purchase a block of history reports from Cyclechex, RVchex, or Truckchex (with pricing incentives to purchase a larger quantity of reports)

●	Reports facilitate acceptance of trade-in vehicles and add value to the purchase of any pre-owned motorcycle, RV, automobile, light truck or heavy-duty truck

●	Dealers can provide reports to customers

Vehicle History Reports Affiliate Program:

●	Dealers and other industry sources can incorporate the Cyclechex, RVchex, or Truckchex website linking their sales and marketing strategies

●	Affiliates earn commission on Cyclechex, RVchex, or Truckchex history reports generated from their sites

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

In February 2014, we announced a reciprocal marketing agreement with Allstate insurance company that makes Cyclechex Motorcycle History Reports a recommended tool for Allstate customers. The Company also enjoys reciprocal a marketing agreement with Kelley Blue Book.

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

Crushed Vehicles

Disclosed Damage

Last Recorded Odometer Reading

Manufacturers’ Recall History

Manufacturers’ Specifications

Multi-State Searches

Rebuilt Titles

Salvage-Stolen Titles

Salvaged or Damaged Titles

VIN Decoding

Crash Data

Inspection Data

MUNICIPAL AND NON-PROFIT LEASING OF ESSENTIAL EQUIPMENT

Notwithstanding our discontinuance of consumer financing, we continue to offer, on a pass through basis, an equipment-leasing product for local and state agencies as well as non-profit organizations throughout the country seeking a better and more economical way to finance their essential equipment needs, including, but not limited to, police motorcycles, cruisers, buses, fire trucks, and EMS equipment. We are continuing to expand our roster of equipment manufacturers and the types of equipment we lease to agencies.

NEW WORLD HEALTH BRANDS CBD

During 2019-2020, management sourced, developed and tested 5 CBD product categories totaling 31 products, procured product packaging, created clear-transparency labeling, implemented fulfillment and launched an on-line B2C website, www.newworldhealthcbd.com. The Company has since curated its products and currently offers 15 products with plans to add complementary products to our product line.

Sourcing CBD Products

All of our CBD products are sourced through third party suppliers in Arizona, Colorado, and Wyoming. NWHB carries single compound isolates, as well as products made from high quality, whole-plant, industrial hemp extracts, containing a full-spectrum of phytocannabinoids, including CBD, terpenes, flavonoids, and other minor, but valuable hemp compounds. Hemp extracts from Industrial Hemp are generally cannabis with less than 0.3% tetrahydrocannabinol (“THC”). Cannabis, which contains THC, causes psychoactive effects when consumed. NWHB does not produce or sell any products derived from high-THC cannabis/marijuana plants. Our products come from domestic seed, have clean label transparency and are third party tested for CBD potency, heavy metals, pesticides, microbials, and more, by ISO/IEC 17025 accredited labs.

NWHB manages risks that are associated with third-party suppliers and manufacturers by identifying and qualifying alternative providers. NWHB regularly assess its supply chain for any threats to business continuity. None of the third party suppliers are considered to be material to the business on a standalone basis and as any given supplier is lost in a specific region, NWHB has replaced supplier without material disruption as it can contract with multiple alternative suppliers and manufacturers.

CBD Product Categories

Our product line consists of only industrial hemp-based CBD containing zero or less than 0.03% THC. We do not manufacture or market edibles. We do not manufacture or market CBD vapes. Our present product base consists of products in 5 categories: tinctures, capsules & tablets, topicals, Zero THC and tinctures and chews for pets. The per serving dosage of CBD products ranges from 3.3mg to 50mg, depending on the dose. Our product line includes: tinctures of various sizes and flavors: capsules of differing potency and quantity; tablets of differing potency and quantity; salve of differing potency and quantity; creams and lotions of differing potency and quantity; and pet chews and tinctures.

NEW WORLD HEALTH BRANDS - WELLNESS

Our Wellness products feature high quality dietary supplements, including vitamins and minerals, such as, Zinc, Magnesium, Boron, Iodine, Selenium, Vitamin B Complex, Vitamin C and PQQ. In addition to our B to C website: www.newworldhealthbrands.com, our Wellness products are also offered on on-line marketplaces such as Amazon. We continue to study the market as we consider new products to add to our offerings.

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

Municipal and Non-Profit Leasing

In 2011, the Company launched a website (www.spartamunicipal.com) exclusively dedicated to the Company’s municipal business line that began in 2007. With this site, agency heads, police and fire department chiefs, dealerships, and other municipal financing decision makers as well as non-profits have direct online access to information about the Municipal Lease Program, including how it benefits governmental agency economic interests, and specifics about terms and options. Marketing efforts, when budgets allow, include attending tradeshows, advertising in industry publication, direct mail/email campaigns, and indirect marketing such as referrals by prior municipal customers or dealerships. Sparta’s municipal program is also included in the corporate sites of Harley-Davidson© and BMW Motorrad USA Police Motors for government fleet leasing which results in direct inquiries from municipalities.

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

Employees

As of April 30, 2022, we had 6 full-time employees, 1 part-time employee, and 5 interns.

ITEM 1A. RISK FACTORS

The Company’s forward-looking statements are subject to uncertainties and risks, among them the adverse effects of the COVID-19 pandemic. The Company’s operations — from supply chain and distribution – are impacted by government regulations and legislation, the economic landscape, revenue fluctuations, diminished customer base, competing products, regulatory changes, common share price volatility, availability of capital, successful integration of new businesses, and including but not limited to risks and uncertainties discussed under the heading “Risk Factors” in this MD&A and the Company’s other filings with the SEC. The impact of any risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent, and the Company’s future course of action depends on Management’s assessment of all relevant information available at the time. Except to the extent required by law, the Company assumes no obligation to publicly update or revise any forward-looking statements made in this MD&A, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements, whether written or oral, attributable to the Company or persons acting on the Company’s behalf, are expressly qualified in their entirety by these cautionary statements.

We are subject to certain risks and uncertainties in our business operations that are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

Risks Related To Our Financial Condition

We have a history of operating losses.

Through our fiscal year ended April 30, 2022, we have incurred significant expenses and have sustained significant losses. We have an accumulated deficit of $71,661,656 at April 30, 2022 and a negative working capital of $17,024,467.

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

We have incurred total liabilities of $17,287,217 as of April 30, 2022. Unless we can restructure some or all this outstanding debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate significant revenue.

Our auditor’s opinion expresses doubt about our ability to continue as a “going concern”.

The independent auditor’s report on our April 30, 2022, and April 30, 2021 consolidated financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern. We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable. Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales, or obtaining credit lines or loans from various financial institutions where possible. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Our intellectual property, including our license agreements and other agreements, which establish our rights to proprietary intellectual property, our Cyclechex, RVchex, and Truckchex vehicle history reports and our SMA and iMA mobile apps are of great value to our business operations. Infringement or misappropriation of our intellectual property could materially harm our business. We rely on a combination of trade secret, copyright, trademark, and other proprietary rights laws to protect our rights to this valuable intellectual property. Third parties may try to challenge our intellectual property rights. In addition, our business is subject to the risk of third parties infringing or circumventing our intellectual property rights. We may need to resort to litigation in the future to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could have a material adverse effect on our business and competitive position.

COVID-19.

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

COVID-19 has impacted some of our customers. Our business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. While the Company’s day-to-day operations beginning March 2020 have been impacted, we have suffered less immediate impact as most staff can work remotely and can work remotely and can continue to develop our product offerings. Notwithstanding, revenues relating to mobile applications in certain verticals such as dealerships and racetracks fell and resulted in forebearance or cancellations during the pandemic.

Risks Related to our Subsidiary, New World Health Brands, Inc. (NWHB)

NWHB has limited operating history.

NWHB is still in an early phase and is just beginning to implement its business plan. There can be no assurance that it will ever operate profitably. The likelihood of its success should be considered in light of the problems, expenses, difficulties, complications and delays usually encountered by companies in their early stages of development, with low barriers to entry. NWHB may not be successful in attaining the objectives necessary for it to overcome these risks and uncertainties.

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

NWHB has losses which we expect to continue and there is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably or are unable to raise additional funds, we may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business.

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

Uninsured Losses

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

The passage of the 2018 farm bill or Agricultural Improvement Act of 2018 resulted in the removal of hemp (CBD) from Schedule 1 of the Controlled Substances Act, the most tightly restricted category reserved for drugs that have “no currently accepted medical use”. Marijuana (cannabis) remains a federally controlled substance. The farming of hemp is now legal, and CBD is readily obtainable in most parts of the United States. As of February 3, 2022, 37 states, three territories, and Washington, DC have passed Legal Medical Marijuana Laws and as of May 27, 2022, 19 states, two territories, and Washington DC have passed Legal Recreational Marijuana Laws. In December 2015, the FDA eased the regulatory requirements to allow researchers to conduct CBD trials. While the trend toward continued legalization of industrial hemp-based CBD products is favorable, there is no guarantee that this trend will continue.

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

Certain of our securities are subject to variable conversion prices and adjustments. As a result, future conversion of debt into shares of common stock or issuance of new convertible debt may result in significant dilution to our shareholders. There were approximately 42 million potential shares at April 30, 2022. The number of potential shares will likely vary based on fluctuations in the trading price of our stock. We are negotiating potential settlements of debt to reduce the number of potential shares. (SEE ITEM # 3 LEGAL PROCEEDINGS).

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

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock. As of April 30, 2022, we have three series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 555 Fifth Avenue, 14th Floor, New York, NY 10017. We had an agreement for use of office space at this location under a sub-lease which expired July 31, 2018 and continues on a month-to-month basis thereafter. For the year ending April 30, 2022 and 2021, the rent was $59,400 and $70,200 respectively.

ITEM 3. LEGAL PROCEEDINGS

As of April 30, 2022, we have not been named as parties to any further legal proceedings except as those disclosed prior and as updated below. From time to time, of course, we may become involved in further legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

By way of background, the Company had received notices dated April 1, 2016, May 13, 2016 and July 22, 2016 from two lenders claiming defaults relating to conversion requests of $8,365.00 in principal plus interest, attorney fees and $5,000.00 in principal plus interest also seeking stock conversions aside from the stated principal and interest with regard to notes in the total amounts of $55,125.00 and $27,500.00, respectively, which the Company has declined to process and believes it has valid, meritorious defenses in that regard. The Company believes these claims are contingent, unliquidated and disputes same. While there can be no assurances that the Company would prevail in any potential litigation with regard to claims brought against the Company, these potential liabilities have been recorded in the unaudited condensed consolidated financial statements.

With respect to the above claims, on September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court in the State of New York: County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and stock conversion interest, plus fees and costs. The Plaintiff’s motion for summary judgment in lieu of complaint was denied on May 5, 2017. On August 22, 2018, Plaintiff thereafter brought a second motion seeking summary judgment on the issue of liability which was, again, denied by the Court on March 14, 2019. The most recent appearance in this matter had been scheduled for March 13, 2020, at which time, the Court marked the case “adjourned without a date”, due to the restrictions imposed on the Courts arising from the COVID-19 pandemic. No further Court appearances have been scheduled, to date, in this matter. However, most notably, a favorable decision from the New York State Court of Appeals regarding the very same types of transactions have since been determined to be criminally usurious and, therefore, unenforceable. These were the very same defenses raised on behalf of the Company.

On October 26, 2018, a second lender commenced an action in the Supreme Court of the State of New York: New York County alleging damages from unpaid principal arising from a promissory note dated February 26, 2015 in the amount of $50,000.00 plus damages including interest and stock conversions, costs and fees. There are cross dispositive motions pending which are scheduled to be heard in September, 2022. The Company disputes the enforceability of such claims for the similar reasons, as stated above, based on the Court of Appeals ruling as to the unenforceable nature of such claims demanding usurious interest rates.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information (Check dates and numbers in table below)

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

	High	Low
Fiscal Year 2022
First quarter (May 1, 2021 – July 31, 2021)	$0.2	$0.07
Second quarter (August 1, 2021 – October 31, 2021)	$0.11	$0.0548
Third quarter (November 1, 2021 – January 31, 2022)	$0.28	$0.0418
Fourth quarter (February 1, 2022 – April 30, 2022)	$0.28	$0.0811
Fiscal Year 2021
First quarter (May 1, 2020 – July 31, 2020)	$0.6	$0.11
Second quarter (August 1, 2020 – October 31, 2020)	$0.43	$0.23
Third quarter (November 1, 2020 – January 31, 2021)	$0.42	$0.0966
Fourth quarter (February 1, 2021 – April 30, 2021)	$0.1	$0.049

Holders

The approximate number of holders of record of our common stock as of April 30, 2022 was 3,082 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2022, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend that may be paid in cash or shares of common stock at our option. As of April 30, 2022, we have not distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2022, there was $11,574 of accrued Series A dividends payable.

As of April 30, 2022, and April 30, 2021, we had no shares of Series B preferred stock outstanding or dividends payable.

As of April 30, 2022, and April 30, 2021, we had 2,163,000, and 4,132,269 shares of Series C convertible preferred stock outstanding, respectively. The Series C convertible preferred stock is non dividend paying.

As of April 30, 2022, and April 30, 2021, we had 618,411 and 1,493,962 shares of Series D convertible preferred stock outstanding, respectively. The Series D convertible preferred stock is non dividend paying.

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

Issuance of common stock and restricted preferred units:

During year ended April 30, 2022, the Company:

Converted 1,010,703 shares of series C preferred stocks issued an aggregate of 3,305,860 shares of common stock valued at $506,078.The Company also converted 162,519 series D convertible preferred stock and issued an aggregate of 650,076 shares of common valued at $162,519.

Issued 355,000 common shares for commitment and default shares relating to promissory notes.

Sold to fourteen accredited investors 8,563,531 shares of common stock for cash or conversions of $644,968 and; actual shares were not issued yet and recorded as commons stocks to be issued.

Sold to three accredited investors 520,000 shares of Sparta Crypto, Inc,’s common stock for cash of $130,000; actual shares were not issued yet and recorded as common stocks to be issued.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“FORWARD-LOOKING” INFORMATION

This report on Form 10-K contains various statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder which represent our expectations and beliefs, including, but not limited to, statements concerning the Company’s business and financial plans and prospects and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and other similar expressions can, but not always, identify forward-looking statements, which speak only as of the date such statement was made. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), including Item 1A of the Company’s Annual Report of Form 10-K for the year ended April 30, 2022. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the years ended April 30, 2022 and April 30, 2021 and footnotes found in the Company’s Annual Report on Form 10-K.

RESULTS OF OPERATIONS

For the year ended April 30, 2022, our revenues from continuing operations decreased approximately 5% as compared to the year ended April 30, 2021. We have continued to incur significant expenses and have sustained significant losses.

Revenues-Continuing Operations

Revenues totaled $245,469 in fiscal 2022 compared to revenues of $259,731 in fiscal 2021, primarily due to the COVID-19 pandemic and a simultaneous downturn in the nationwide economy, which affected the utilization and purchases of our mobile apps, history reports and CBD/Wellness products, as well as insufficient funds to support an adequate level of sales, marketing, and advertising. Our Information Technology revenues declined $26,271 or 11% from $245,675 in fiscal 2021 to $219,404 in the current fiscal year. NWHB revenues in the current fiscal year were $26,065 compared to $14,056 in the previous fiscal year. NWHB products revenues increase by 85%. This is primarily due to the COVID 19 impact in previous fiscal year which brought the revenue significantly less.

Net other expenses in fiscal 2022 was $7,721,368 compared with net other expenses of $1,094,584 in fiscal 2021. Net other expenses for the current fiscal year was primarily due to loss in changes in fair value of derivative liabilities.

Cost of Revenue

Cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Costs and Expenses-Continuing Operations

General and administrative expenses were $1,199,416 during the year ended April 30, 2022, compared to $1,394,881 during the year ended April 30, 2021, a decrease of $195,465, or 14% primarily due to overall decrease in expense due to non-cash expenses to management and consulting fees paid in year of $464,718 this was offset by the increase in Professional fees of $202,675, these are fees paid to consultants for strategic management and business developments. The Company also incurred $271,138 in research and development costs related to the development of SpartaPayIQ. The following are the major expense categories:

	2022	2021	Increase (Decrease)%
Salaries and related Expenses	577,290	554,780	22,510	4.06%
Advertising and Marketing	27,888	14,266	13,622	95.49%
General office Expenses	147,462	140,251	7,211	5.14%
Legal and Professional Fees	330,265	127,590	202,675	158.85%
Taxes and Licenses	17,837	6,023	11,814	196.15%
SEC related Expenses	18,316	12,153	6,163	50.71%
Office Rent	59,400	70,200	(10,800)	-15.38%
Software Development Cost	20,958	-	20,958	-100.00%
Bad Debts	-	4,900	(4,900)	-100.00%
Non cash expenses		464,718	(464,718)	-100.00%
	1,199,416	1,394,881

Other (income) expense

Other (income) expense in April 30,2022 is comprised primarily of finance cost $601,279 and loss on value of derivative liabilities $7,132,045 while in fiscal year 2021 comprises of finance cost of $723,003 and loss on value of derivative liabilities $504,599.

Net Loss

Our net loss attributable to common stockholders for the year ended April 30, 2022, increased by $6,687,778 to $8,991,437 from a loss of $2,303,659 for the year ended April 30, 2021. This increase in net loss for the year was primarily due to the increase other expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2022, we had an accumulated deficit of $73,984,687 and a total stockholders’ deficit of $20,734,865. We generated a deficit in cash flow from operations of $1,170,621 for the year ended April 30, 2022. This deficit results primarily from our net loss of $8,988,614, partially decreased by noncash loss from change in fair value of derivative liabilities of $7,132,042.

We met our cash requirements during the period through revenue of $245,469 and proceeds from the issuances of convertible and other notes of $302,381, and we sold common stock for proceeds of $890,000.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At April 30, 2022, we had 6 full time employees, one part time employee, and 5 interns. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

AUDITOR’S OPINION EXPRESSES DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A “GOING CONCERN”

The independent auditors report on our April 30, 2022 and 2021 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended April 30, 2022, we have relied on the services of outside consultants for services and currently have six full-time employees, one part-time employee and five interns. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Sparta Commercial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sparta Commercial Services, Inc. (the “Company”) as of April 30, 2022 and 2021, the related consolidated statements of operations, deficit, and cash flows for each of the two years in the period ended April 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B to the accompanying financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of April 30, 2022, the Company had an accumulated deficit and a working capital deficit. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans are also described in Note 3. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

331 Newman Springs Road	P (732) 822-4427
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

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

Accounting for Embedded Derivative Liabilities Related to Convertible Debentures

As described in Notes A and C to the financial statements, the Company had convertible debentures that required accounting considerations and significant estimates.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Red Bank, NJ

August 15, 2022

331 Newman Springs Road	P (732) 822-4427
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

	April 30, 2022	April 30, 2021

ASSETS
Current Assets
Cash and cash equivalents	$317	$396
Accounts receivable	-	469
Inventory	8,422	13,823
Other current assets	-	-
Total Current Assets	8,739	14,688
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $213,262, respectively	-	-
Other assets	-	9,628
Deposits	9,000	9,000
Total assets	$17,739	$33,316

LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Bank overdraft	$27,202	$49,041
Accounts payable and accrued expenses	4,354,129	3,627,831
Short Term Loan	141,585	409,013
Current portion notes payable	5,250,084	4,680,275
Deferred revenue	13,385	13,946
Derivative liabilities	9,549,640	3,446,738
Total Current Liabilities	19,336,025	12,226,844

Loans payable-related parties	432,403	432,403
Total Long Term Liabilities	432,403	432,403

Total liabilities	$19,768,428	$12,659,247

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively		-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 4,145 and 4,145 shares issued and outstanding, respectively	2,363	4,145
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 1,494 and 4,494 shares issued and outstanding as of April 30, 2022 and 2021, respectively	618	1,494
Common stock, $0.001 par value; 750,000,000 shares authorized, and 15,128,005 and 9,809,877 shares issued and outstanding, respectively	15,128	9,810
Common stock to be issued 8,916,805 and 1,214,528 respectively	8,292	1,215
Additional paid-in-capital	53,210,921	51,351,156
Accumulated deficit	(73,984,686)	(64,993,250)
Total deficiency in stockholders’ equity	(20,734,864)	(13,612,930)

Non-controlling interest	984,175	986,999

Total Deficit	(19,750,689)	(12,625,931)
Total Liabilities and Deficit	$17,739	$33,316

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

	2022	2021
Revenue
Information technology	$219,404	$245,675
New World Health Brands	26,065	14,056
Total Revenue	245,469	259,731
Less Cost of goods sold	42,161	60,986
Gross profit	203,308	198,745
Operating expenses:
General and administrative	1,199,416	1,394,881
Research and development	217,138	-
Total operating expenses	1,470,554	1,394,881
Loss from operations	(1,267,246)	(1,196,136)
Other (income) expense:
Other income	(11,956)	(7,690)
Forgiveness of debt		(125,328)
Financing cost	601,279	723,003
Amortization of debt discount		-
Loss (gain) in changes in fair value of derivative liability	7,132,043	504,599
Total other (income) expense	$7,721,366	$1,094,584
Net income (loss)	(8,988,614)	(2,290,720)
Net loss (income) attributed to non-controlling interest	2,823	(12,748)
Preferred dividend		(191)
Net income (loss) attributed to common stockholders	$(8,991,437)	$(2,303,659)
Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.66)	(0.37)
Loss from discontinued operations attributable to Sparta Commercial Services, Inc. common stockholders	-	0.0000
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.66)	$(0.37)
Weighted average shares outstanding	13,686,995	6,270,929

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF DEFICIT

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

	Series A		Series C		Series D				Common Stock		Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2021	125	$12,500	4,132,269	$4,145	1,494,962	$1,494	9,809,877	$9,810	1,214,528	$1,215	$51,351,156	$(64,993,250)	$986,999	$(12,625,931)
Conversion of Preferred to common shares			(1,688,269)	(1,501)	(467,551)	(467)	3,194,418	3,194	995,500	995	1,656,493			1,658,714
Conversion of notes to common shares			-	-	-	-	125,000	125	-	-	24,875		-	25,000
Issuance of preferred shares			(281,000)	(281)	(409,000)	(409)			(1,725,176)	$(2,350)	(317,979)			(321,019)
Issuance of common shares for cash									8,916,805	8,917	501,083			510,000
Issuance of shares for services							731,623	732			158,279			159,011
Stocks issued for settlement of payables							427,235	427			24,636			25,063
Stocks issued for equity							355,000	355			59,356			59,711
Stocks issued from to be issued							484,852	485	(484,852)	(485)	(246,978)			(246,978)
Preferred dividends														-
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	(8,991,437)	(2,823)	(8,994,260)
Balance April 30, 2022	125	$12,500	2,163,000	$2,363	618,411	$618	15,128,005	$15,128	8,916,805	$8,292	$53,210,921	$(73,894,687)	$984,176	$(19,750,689)

Balance April 30, 2020	125	$12,500	4,132,129	$4,005	1,132,962	$1,132	9,433,282	$9,433	847,865	$848	$50,120,928	$(62,702,339)	$974,251	11,591,617
Issuance of Preferred and Common Stock for Cash			140	140					366,663	367	234,995			235,502
Conversion of Accrued Compensation to Series D Preferred Stock					362,000	362					311,001			311,363
Options issued for compensation and accrued compensation											621,665			621,665
Shares issued for services							126,595	127			25,192			25,319
Conversion of convertible notes							250,000	250			49,750			50,000
Preferred dividend												(191)		(191)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,290,720)	12,748	(2,277,972)
Balance April 30, 2021	125	$12,500	4,132,269	$4,145	1,494,962	$1,494	9,809,877	$9,810	1,214,528	$1,215	$51,351,156	$(64,993,250)	$986,999	$(12,625,931)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,988,614)	$(2,290,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Loss (Gain) from change in fair value of derivative liabilities	6,102,902	644,613
Amortization of debt discount	-	(312,049)
Non-cash financing cost	59,465	723,003
Forgiveness of debt	786,091	382,931
Stock based compensation	159,009	464,718
Changes in operating assets and liabilities
Accounts receivable	469	951
Inventory	5,401	9,508
Other assets	9,628	470
Accounts payable and accrued expenses	695,589	(299,504)
Deferred revenue	(561)	(2,308)
Net cash used in operating activities	(1,170,621)	(678,387)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(21,839)	34,268
Proceeds from sale of stock	890,000	235,502
Net Proceeds from notes payable	302,381	409,013
Payments on notes payable
Proceeds from related party notes	-
Payments on related party notes	-
Net cash provided by financing activities	1,170,542	678,783

Net (decrease) increase in cash	$(79)	$396

Cash and cash equivalents, beginning of period	396	-
Cash and cash equivalents , end of period	$317	$396

Cash paid for:
Interest
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022 AND 2021

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

New World Health Brands, Inc. (NWHB) was formed in April 2019 as a subsidiary and new business line of Sparta Commercial Services, Inc. While anticipating, and with the passing of the 2018 Farm Bill, which resulted in the removal of hemp (CBD) from Schedule 1 of the Controlled Substances Act. Sparta’s management recognized a substantial potential business opportunity in the rapidly expanding Industrial Hemp-CBD (Cannabinol) market in the United States. During 2019-2020, management sourced, developed and lab tested 5 CBD product categories totaling 31 products, procured product packaging, labeling, implemented fulfillment and launched an on-line B2C website, www.newworldhealthcbd.com. The Company has since curated its products and currently offers 15 products with plans to add complementary products to our product line.

Sparta’s newest subsidiary, Sparta Crypto, Inc., www.SpartaCrypto.com, was established September 25, 2020 and is in the process of completing a proprietary state-of-the-art platform designed to connect users of widely adopted digital currencies with sellers of various goods and services. The platform has not launched and the Company can make no assurances that the described plan will reach implementation. In addition, the Company has completed and tested a cryptocurrency payment gateway called SpartaPayIQ, www.SpartaPayIQ.com, which is functional and was formally announced on March 3, 2022.

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

The following table presents our revenues disaggregated by revenue source:

	Year Ended April 30,
	2022	2021
Information Technology	$219,404	$245,675
New World Health Brands	26,065	14,056
	$245,469	$259,731

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

At April 30, 2022 and 2021 42 million potential shares (including 847,866 shares to be issued included on the balance sheet) and 10,397,258 potential shares (including 807,866 shares to be issued included on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of April 30, 2022 and 2021 which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE B – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of April 30, 2022, the Company had an accumulated deficit of $73,984,686 and a working capital deficit (total current liabilities exceeded total current assets) of $19,327,286. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	April 30, 2022	April 30, 2021
Notes convertible at holder’s option	$2,980,848	$2,522,925
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	1,933,536	1,821,650
Subtotal	5,250,084	4,680,275
Less debt discount	-	-
Total	$5,250,084	$4,680,275

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% to 48% to market value.

Amortization of debt discount for the years ended April 30, 2022 and 2021 was $0 and $0, respectively.

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

The change in fair value of the derivative liabilities of convertible notes outstanding at April 30, 2022 and 2021 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	0.16% to 0.20
Expected stock price volatility		369%
Expected dividend payout		0
Expected options life in years	Ranging from	1 year to 2 years

Changes in derivative liability during the years ended April 30, 2022 and 2021 were:

	April 30,
	2022	2021
Balance, beginning of year	$4,252,446	$2,802,125
Derivative liability reclassified to additional paid in capital	(474,420)	(573,397)
Derivative financial liability arising on the issue of convertible notes and warrants		715,411
Fair value adjustments	3,728,206	1,310,307
Balance, end of year	$7,506,232	$4,252,446

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of April 30, 2022, and 2021, aggregated loans payable, without demand and with no interest, to officers and directors were $432,403 and $432,403, respectively.

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

The Company had 15,125,005 and 9,809,877 shares (post-split) of common stock issued and outstanding as of April 30, 2022 and 2021, respectively. The Company had 8,916,805 and 1,214,528 shares of common classified as to be issued at April 30, 2022 and April 30, 2021, respectively.

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

As of April 30, 2022, and 2021 the Company had:

Preferred stock outstanding shares	2022	2021
Series A	125	125
Series B	-	-
Series C	2,163,000	4,132,269
Series D	618,411	1,493,962

Equity Transactions

During the year ended April 30, 2022 the Company:

●	Issued 731,623 common shares for consulting services valued at $159,010.
●	Issued 3,305,860 common shares upon the conversion of 1,010,703 shares of Series C Convertible Preferred stock.
●	Issued 650,076 common shares upon the conversion of 162,519 shares of Series D Convertible Preferred stock.
●	Sold to fourteen accredited investors 8,563,531 shares of common stock for cash or conversions of $644,968; actual shares were not issued yet and recorded as commons stocks to be issued.
●	Sold to three accredited investors 520,000 shares of Sparta Crypto, Inc,’s common stock for cash of $130,000; actual shares were not issued yet and recorded as commons stocks to be issued.
●	On January 3, 2022, entered into agreements with Anthony L. Havens, the Company’s Chief Executive Officer (“Havens”) and Sandra L. Ahman, the Company’s Vice-President of Operations (“Ahman”) whereby Havens and Ahman agreed to convert debt owed to them in exchange for non-qualified stock options.
●	Havens agreed to convert $137,465.76 of deferred salary in exchange for a stock option agreement (the “Havens Stock Option Agreement”) to purchase 1,718,322 shares of the Company’s common stock.
●	Ahman agreed to convert $125,000 of deferred salary in exchange for a stock option agreement (the “Ahman Stock Option Agreement” and with the Havens Stock Option Agreement, the “Stock Option Agreements”) to purchase 1,562,500 shares of the Company’s common stock.
●	On January 3, 2022, the Company granted to each of its two independent Directors five year options to purchase 187,500 shares of the Company’s common stock at $0.08 per share. The options vest in three equal tranches over three years. These options represent compensation for past service on the board.
●	On January 3, 2022, the Company granted its CEO, Anthony L Havens and Vice President of Operations, Sandra L Ahman, five year options to purchase an aggregate of 750,000 shares of the Company’s common stock at $0.08 per share. The options vest in three equal tranches over three years.
●	On January 3, 2022, the Company granted to four employees, five year options to purchase an aggregate of 437,500 shares of the Company’s common stock at $0.08 per share. The options vest in three equal tranches over three years.

During the year ended April 30, 2021, the Company:

●	Sold 140,000 Units of Series C convertible preferred stock for $70,000
●	Issued 311,378 Units of Series D convertible preferred stock upon the conversion of accounts payable aggregating $311,378
●	Issued 50,455 Units of Series D convertible preferred stock upon the conversion of $50,455 of the Company’s subsidiary preferred stock
●	Pursuant to agreement, issued 250,000 shares of the Company’s Common Stock, valued at $50,000
●	Pursuant to Conversions of Preferred Series D convertible preferred stock, issued 890,540 shares of the Company’s Common Stock, valued at $222,635
●	Pursuant to Conversions of Preferred Series C convertible preferred stock, issued 2,086,848 shares of the Company’s Common Stock, valued at $231,872
●	Pursuant to agreement, issued 3,000,000 shares of common stock valued at $6,000

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

The table below summarizes the fair values of financial liabilities as of April 30, 2022:

	Fair Value at	Fair Value Measurement Using
	April 30, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$9,549,640	-	-	$9,549,640

Fair values of financial liabilities as of April 30, 2021 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2021	Level 1	Level 2	Level 3
Derivative liabilities	$4,252,466	-	-	$4,252,466

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

NOTE G - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2022 and 2021 consist of the followings:

	2022	2021
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(213,262)	(213,262)
Net property and equipment	$-	$-

All equipment are fully depreciated as of the fiscal year end April 30, 2022 and 2021. No additional investment in equipment for both fiscal year.

NOTE H – WARRANTS:

During the year ended April 30, 2022, the company issued a total of 4,843,322 warrants to employees and service provider at an average option strike price of $0.17 per share. As of April 30, 2022, 3,801,657 of these warrants were vested. Computed fair value was $228,099.

The following table summarizes the changes in warrants:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.3080	1,465,960	3	$0.3080	1,298,738	$0.3080
$0.2750	1,613,426	3	$0.2750	1,613,426	$0.2750
$0.0800	4,843,322	3	$0.0800	3,801,657	0.0800

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 2020	5,310,745	$0.16190
Granted	2,395,380	0.17097
Canceled or expired	(400)	0.17000

Outstanding at April 30, 2021	7,705,725	.016190
Granted	-	-
Exercised	-	-
Canceled or expired	(216,983)	0.16010
Outstanding at April 30, 2022	7,922,708	$0.16190

NOTE I - INCOME TAXES

At April 30, 2022, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $65,338,601 that may be used to offset future taxable income and expiring through the tax year 2036, subject to certain limitation pursuant to Internal Revenue Code Section 382. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that, the benefits will not be realized.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended April 30,
	2022	2021
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(7.1)	(7.1)
Permanent differences	6.7	6.7
Change in valuation allowance	21.4	21.4

Provision for income taxes	0.0%	0.0%

Components of deferred tax assets as of April 30, 2022 and estimated 2021 are as follows:

	April 30,
	2022	2021
Noncurrent:
Net operating loss carry forward	$14,753,877	$13,167,491
Valuation allowance	(14,753,877)	(13,167,491)
Net deferred tax asset	$-	$-

NOTE J - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired on July 31, 2018, and continues a month-to-month basis thereafter. The monthly base rent is $5,100.

Rent expense was $64,800 and $70,200 for the years ended April 30, 2022, and 2021, respectively.

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

As of April 30, 2022, we have not been named as parties to any further legal proceedings except as those disclosed prior and as updated below. From time to time, of course, we may become involved in further legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

By way of background, the Company had received notices dated April 1, 2016, May 13, 2016 and July 22, 2016 from two lenders claiming defaults relating to conversion requests of $8,365.00 in principal plus interest, attorney fees and $5,000.00 in principal plus interest also seeking stock conversions aside from the stated principal and interest with regard to notes in the total amounts of $55,125.00 and $27,500.00, respectively, which the Company has declined to process and believes it has valid, meritorious defenses in that regard. The Company believes these claims are contingent, unliquidated and disputes same. While there can be no assurances that the Company would prevail in any potential litigation with regard to claims brought against the Company, these potential liabilities have been recorded in the unaudited condensed consolidated financial statements.

With respect to the above claims, on September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court in the State of New York: County of Kings, against the Company by a lender for the amount of $102,170.82 in principal and stock conversion interest, plus fees and costs. The Plaintiff’s motion for summary judgment in lieu of complaint was denied on May 5, 2017. On August 22, 2018, Plaintiff thereafter brought a second motion seeking summary judgment on the issue of liability which was, again, denied by the Court on March 14, 2019. The most recent appearance in this matter had been scheduled for March 13, 2020, at which time, the Court marked the case “adjourned without a date”, due to the restrictions imposed on the Courts arising from the COVID-19 pandemic. No further Court appearances have been scheduled, to date, in this matter. However, most notably, a favorable decision from the New York State Court of Appeals regarding the very same types of transactions have since been determined to be criminally usurious and, therefore, unenforceable. These were the very same defenses raised on behalf of the Company.

On October 26, 2018, a second lender commenced an action in the Supreme Court of the State of New York: New York County alleging damages from unpaid principal arising from a promissory note dated February 26, 2015 in the amount of $50,000.00 plus damages including interest and stock conversions, costs and fees. There are cross dispositive motions pending which are scheduled to be heard in September, 2022. The Company disputes the enforceability of such claims for the similar reasons, as stated above, based on the Court of Appeals ruling as to the unenforceable nature of such claims demanding usurious interest rates.

NOTE K – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure as of August 15, 2022 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9.01 - FINANCIAL STATEMENTS AND EXHIBITS

(a) Financial Statements of Business Acquired. N/A

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2022 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2022, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day-to-day operations;
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2022. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2022 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2022 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fiscal year ended April 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of April 30, 2022.

Name	Age	Position
Anthony L. Havens	68	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kristian Srb	67	Director
Jeffrey Bean	69	Director
Sandra L. Ahman	58	Vice President, Secretary and Director

Management Profiles

Anthony L. Havens, Founder, Chief Executive Officer, President, and Chairman. On February 27, 2004, Mr. Havens became our Chief Executive Officer, President and Chairman of the Board. Mr. Havens served as acting Chief Financial Officer from July 2005 to September 2006. Mr. Havens resumed serving as acting Chief Financial Officer on January 31, 2016, upon the retirement of the Chief Financial Officer. He is involved in all aspects of Sparta’s operations, including providing strategic direction, and developing sales and marketing strategies. From 1994 to 2004, Mr. Havens was Chief Executive Officer and a director of American Motorcycle Leasing Corp. He co-founded American Motorcycle Leasing Corp. in 1994, and developed its operating platform and leasing program to include a portfolio, which includes both prime and sub-prime customers. Mr. Havens has over 20 years of experience in finance and investment banking.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta’s executive officers, directors, and persons who beneficially own more than ten percent of Sparta’s common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta’s common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2022, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation ~~Numbers below are not updated~~

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended April 30, 2022 (“Named Executive Officers”).

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)(a)	($)	($)	($)	($)(b)	($)

Anthony L. Havens	2022	280,000		-	28,494		308,494
Chief Executive Officer	2021	280,000		-	-		280,000

Sandra L. Ahman	2022	140,000	-	-	14,247	-	154,247
Vice President, Operations	2021	140,000	-	-	-	-	140,000

(a)	For Mr. Havens includes accrued, unpaid net salary of $30,851 and $112,408 at year end 2022 and 2021, respectively. For Ms. Ahman, includes accrued, unpaid net salary of $91,029 and $63,526 at year end 2022 and 2021 respectively.
(b)	This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000.

In general, compensation payable to a Named Executive Officer consists of a base salary, a stock or stock option award, and may include a cash bonus. During our 2021 fiscal year, we had in effect a written employment agreement with the Mr. Havens and Ms. Ahman. Our compensation system has generally not been tied to performance-based conditions other than the passage of time.

Employment Agreements with CEO and Vice President Operations

We entered into an employment agreement, dated as of July 9, 2020, with Anthony L. Havens who serves as our Chief Executive Officer. The agreement was for an initial term of five years, and provided for automatic extensions for one five-year period and for additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. His base salary is at an annual rate of $280,000. He is entitled to defer a portion of his base salary each year. He is entitled to annual increases in his base salary and other compensation as may be determined by the Board of Directors. He is entitled to six weeks of paid vacation per year, health insurance, short term and long-term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. He is entitled to reimbursement of reasonable business expenses incurred by him in accordance with Company policies. If terminated, he is entitled to three months of severance for up to six months of service for each year of employment, plus full participation in all standard employee benefits during the period of severance payments. The employment agreement provides for termination for cause. If he resigns for good reason or is terminated without cause within twelve months after a change in control, he is entitled to receive an additional lump sum payment equal to the greater of the severance payment or the balance of his base salary for the remaining employment term, continued coverage under any welfare benefits plans for two years, and full vesting of any account balance under a 401(k) plan. For purposes of the employment agreement, a change in control refers to:

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

We entered into an employment agreement, dated as of July 9, 2020, with Sandra L. Ahman who serves as our Vice President of Operations. The agreement was for an initial term of five years, and provided for automatic extensions for one five-year period and for additional one-year periods, unless written notice is given three months prior to the expiration of any such term that the term will not be extended. Her base salary is at an annual rate of $140,000. She is entitled to defer a portion of her base salary each year. She is entitled to annual increases in her base salary and other compensation as may be determined by the Board of Directors. She is entitled to six weeks of paid vacation per year, health insurance, short term and long-term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. She is entitled to reimbursement of reasonable business expenses incurred by her in accordance with Company policies. If terminated, she is entitled to three months of severance for up to six months of service for each year of employment, plus full participation in all standard employee benefits during the period of severance payments. The employment agreement provides for termination for cause. If she resigns for good reason or is terminated without cause within twelve months after a change in control, she is entitled to receive an additional lump sum payment equal to the greater of the severance payment or the balance of her base salary for the remaining employment term, continued coverage under any welfare benefits plans for two years, and full vesting of any account balance under a 401(k) plan. For purposes of the employment agreement, a change in control refers to:

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

If we elect not to renew the employment agreement, she shall be entitled to receive severance equal to thirty months of her base salary plus standard employment benefits. If we fail to fully perform all or any portion of our post-termination obligations, we are be obligated to pay to her an amount equal to five times the value of the unperformed obligation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as of April 30, 2022.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Anthony L. Havens	3,480,731		0.1530	4/31/2024	458,750	110,100
Sandra L. Ahman	2,824,072		0.1530	4/31/2024	367,352	88,164

Compensation of Directors

In fiscal 2022, non-employee directors were compensated for their services in the amounts set forth below.

Name	Fees earned or paid in cash ($)	Stock awards ($)(a)	Option awards ($)(b)	All other compensation ($)	Total ($)
Jeffrey Bean	0	0	3,188	–	3,188
Kristian Srb	0	0	3,188	–	3,188

(a)	Represents the stock-based compensation recognized in accordance with ASC 718. Stock-based awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of stock-based awards are discussed in Note M to the consolidated financial statements.
(b)	On January 3, 2022, the Company issued 187,500 options to Mr. Bean and 187,500 options to Mr. Srb, exercisable at $0.08 per share until January 3, 2027; options for both Mr. Bean and Mr. Srb are subject to vesting at the rate of 62,500 options on the grant date, 62,500 options on January 3, 2023, and 62,500 options on January 23, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In May 2009, the Company’s Board of Directors authorized a 2009 Consultant Stock Plan covering 133,334 shares of the Company’s common stock for purposes of compensation of certain consultants. Effective June 12, 2013, the Plan was amended to increase the authorized number of shares by 500,000 bringing the total number of authorized shares to 633,333. During the fiscal year ended April 30, 2022, no shares were issued under the plan.

In October 2014, the Company’s Board of Directors approved the “2014 Equity Incentive Plan” authorizing the issuance of up to 3,000,000 shares of the Company’s common stock or common stock purchase options. The purpose of the 2014 Equity Incentive Plan (the “2014 Plan”) is to advance the interests of Sparta Commercial Services, Inc. (the “Company”) and its shareholders by enabling the Company and its Subsidiaries to attract and retain persons of ability to perform services for the Company and its Subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The shares underlying the 2014 Plan were registered on Form S-8 with the Securities and Exchange Commission on November 3, 2014. During the fiscal year ended April 30, 2022, no shares of common stock were issued under the 2014 Plan.

Common Stock

The table below sets forth information regarding the beneficial ownership of our common stock as of August 10, 2022 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities, which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the 17,501,298 outstanding shares as of August 10, 2022, increased to reflect the beneficially owned shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	3,004,579	14.654%
Kristian Srb (2)	548,642	3.040%
Jeffrey Bean (3)	545,680	3.024%
Sandra L. Ahman (4)	2,456,799	12.310%
All current directors and named officers as a group (4 in all)	6,555,700	27.260%

(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 555 Fifth Avenue, 14th Floor. New York, NY 10017.

(1)

Excludes approximately 500 shares of common stock owned by Mr. Havens’ son held in an irrevocable trust account. Mr. Havens is not the trustee for his son’s trust account, and does not have the sole or shared power to vote or direct the vote of such shares. Mr. Havens disclaims beneficial ownership of such shares held in his son’s trust account.

Includes (i) 250,838 vested stock options, all exercisable at $0.308 per share until July 9, 2025, (ii) 886,154 vested stock options, all exercisable at $0.275 per share until July 22, 2025, (iii) 166,667 vested stock options all exercisable at $0.08 per share until January 3, 2027 and (iv) 1,718,322 vested stock options all exercisable at $0.08 per share until January 3, 2027.

(2)	Includes 482,143 vested stock options, all exercisable at $0.308 per share until July 9, 2025 and 62,500 vested stock options, all exercisable at $0.08 per share until January 3, 2027.

(3)	Includes 482,143 vested stock options, all exercisable at $0.308 per share until July 9, 2025 and 62,500 vested stock options, all exercisable at $0.08 per share until January 3, 2027.

(4)	Includes (i) 83,613 vested stock options, all exercisable at $0.308 per share until July 9, 2025, (ii) 727,273 vested stock options, all exercisable at $0.275 per share until July 22, 2025, (iii) 83,333 vested stock options, all exercisable at $0.08 per share until January 3, 2027 and (iv) 1,562,500 vested stock options, all exercisable at $0.08 per share until January 3, 2027.

Changes in Control

Other than outstanding convertible securities, we do not have any arrangements that may result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with our Directors during the fiscal years ended April 30, 2022 and 2021. As of April 30, 2022, we owed Mr. Srb $395,643 and Ms. Ahman $36,760.

Director Independence

None of our directors, other than Kristian Srb and Jeffrey Bean, is deemed an independent director. For purposes of determining independence, we are applying the independence standards of the NASDAQ Stock Market LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Boyle CPA, LLC, our principal independent registered public accounting firm, during the fiscal years ended April 30, 2022 and 2021 were $14,000 and $14,000, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2022 and 2021 were $0. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2022 and 2021 were $0 and $0, respectively. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services our principal independent registered public accounting firm for the fiscal years ended April 30, 2022 and 2021.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm. All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2022 and 2021 were pre-approved. The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor’s provision of audit and non-audit services was compatible with maintaining the auditor’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as a part of this report:

(1) Index to Condensed Consolidated Financial Statements

Report of Registered Independent Certified Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2022 and 2021
Consolidated Statements of Losses for the years ended April 30, 2022 and 2021
Consolidated Statement of Deficit for the two years ended April 30, 2022
Consolidated Statements of Cash Flows for the years ended April 30, 2022 and 2021
Notes to Consolidated Financial Statements

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

Date: August 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President, Interim Principal Financial Officer
and Chairman of the Board

Date: August 15, 2022

By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: August 15, 2022

By:	/s/ Kristian Srb
Kristian Srb
Director

Date: August 15, 2022

By:	/s/ Jeffrey Bean
Jeffrey Bean
Director

Date: August 15, 2022

