Form 10-Q
period 2022-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2022-09-19
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 504 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 19, 2022, we had 18,378,048 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2022, AND APRIL 30, 2022

(Unaudited)

	July 31, 2022	April 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$870	$317
Accounts receivable	3,351	-
Inventory	8,116	8,422
Other current assets		-
Total Current Assets	12,337	8,739
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $213,262, respectively		-
Other assets		-
Deposits	9,000	9,000
Total assets	$21,337	$17,739
LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Bank overdraft	$63,784	$27,202
Accounts payable and accrued expenses	4,430,181	4,354,129
Short Term Loan	141,585	141,585
Current portion notes payable	5,310,084	5,250,084
Deferred revenue	12,566	13,385
Derivative liabilities	7,873,782	9,549,640
Total Current Liabilities	17,831,982	19,336,025
Loans payable-related parties	439,803	432,403
Total Long Term Liabilities	439,803	432,403

Total liabilities	$18,271,785	$19,768,428
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 4,145 and 4,145 shares issued and outstanding, respectively	2,303	2,363
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 1,494 and 4,494 shares issued and outstanding as of April 30, 2022 and 2021, respectively	618	618
Common stock, $0.001 par value; 750,000,000 shares authorized, and 17,301,298 and 15,128,005 shares issued and outstanding, respectively	17,301	15,128
Common stock to be issued 10,741,576 and 1,214,528 respectively	10,116	8,292
Additional paid-in-capital	53,601,950	53,210,921
Accumulated deficit	(72,883,335)	(73,984,686)
Total deficiency in stockholders’ equity	(19,238,547)	(20,734,864)

Non-controlling interest	988,099	984,175

Total Deficit	(18,250,448)	(19,750,689)
Total Liabilities and Deficit	$21,337	$17,739

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(Unaudited)

	July 31, 2022		July 31, 2021
Revenue
Information technology		$63,467	$56,557
New World Health Brands		5,486	4,128
Total Revenue		68,953	60,685
Less Cost of goods sold		11,043	10,177
Gross profit		$57,910	$50,508
Operating expenses:
General and administrative		530,913	250,024
Research and Development		41,969
Total operating expenses		$572,882	$250,024
Loss from operations		$(514,972)	$(199,516)
Other (income) expense:
Other income	$		$-
Forgiveness of debt			-
Financing cost		1,025	180,750
Amortization of debt discount
Loss (gain) in changes in fair value of derivative liability		(1,621,272)	(760,068)
Total other (income) expense		$(1,620,247)	$(579,318)
Net income (loss)		1,105,275	379,802
Net profit attributable to minority shareholder		(3,924)	338
Preferred dividend
Net income (loss) attributed to common stockholders		$1,101,351	$380,140
Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders
Net income (loss) attributable to Sparta Commercial Services, Inc. common stockholders		$0.07	$0.03
Weighted average shares outstanding		16,340,345	10,912,112

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS DEFICITS

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

	Series A		Series C		Series D				Common Stock		Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2022	125	$12,500	2,163,000	$2,363	618,411	$618	15,128,005	$15,128	8,916,805	$8,292	$53,210,921	$(73,984,686)	$984,175	$(19,750,689)
Conversion of Preferred to common shares			(60,000)	(60)			60,000	60			9,940			9,940
Conversion of notes to common shares													-	-
Issuance of preferred shares														-
Issuance of common shares for cash									1,824,771	1,824	93,175			94,999
Issuance of shares for services							1,594,960	1,595			243,786			245,381
Stocks issued for equity							518,333	518			44,128			44,647
Net income for the quarter	-	-	-	-	-	-	-	-	-	-	-	1,101,351	3,924	1,105,275
Balance July 31, 2022	125	$12,500	2,103,000	$2,303	618,411	$618	17,301,298	$17,301	10,741,576	$10,116	$53,601,950	$(72,883,335)	$988,099	$(18,250,448)

Balance April 30, 2021	125	$12,500	4,132,269	$4,145	1,494,962	$1,494	9,809,877	$9,810	1,214,528	$1,215	$51,351,156	$(64,993,250)	$986,999	(12,625,931)
Issuance of Preferred and Common Stock for Cash			(704,300)	(704)	(1,303,551)	(303)	1,574,001	1,574			373,234			373,801
Conversion of notes to common shares							125,000	125			24,875			25,000
Issuance of common shares for cash									1,134,697	1,135	98,183			99,318
Shares issued for services														-
Conversion of convertible notes														-
Preferred dividend														-
Net loss												379,802	338	380,140
Balance July 31, 2021	125	$12,500	3,427,969	$3,441	191,411	$1,191	11,508,878	$11,509	2,349,225	$2,350	$51,847,448	$(64,613,448)	$987,337	$(11,747,672)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

FOR THE THREE ENDED JULY 31, 2022 AND 2021

(UNAUDITED)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,105,275	$379,802
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-
Loss (Gain) from change in fair value of derivative liabilities	(1,675,858)	(760,028)
Amortization of debt discount	-	40,000
Non-cash financing cost	518	18,250
Forgiveness of debt	-
Stock based compensation	242,448	25,000
Changes in operating assets and liabilities
Accounts receivable	(45,320)	(1,328)
Inventory	306	1,573
Other assets	-
Accounts payable and accrued expenses	83,452	225,595
Deferred revenue	(819)	(475)
Net cash used in operating activities	(248,029)	(71,611)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	36,582	17,058
Proceeds from sale of stock	152,000	70,000
Net Proceeds from notes payable	60,000
Payments on notes payable		(15,000)
Proceeds from related party notes	-
Payments on related party notes	-
Net cash provided by financing activities	248,582	72,058

Net (decrease) increase in cash	$553	$447

Cash and cash equivalents, beginning of period	317	396
Cash and cash equivalents , end of period	$870	$843

Cash paid for:
Interest
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

Sparta created its subsidiary, New World Health Brands, Inc., in April 2019, on the heels of the Agriculture Improvement Act (also known as the Farm Bill), which was signed into law the previous December 20, 2018. Consequently, hemp (CBD) was removed from Schedule 1 of the Controlled Substances Act. Company management recognized the substantial business opportunity that lay ahead in the rapidly expanding hemp-CBD (cannabidiol) market in the United States. During 2019-2020, we sourced, developed and tested 5 CBD product categories totaling 31 products. We procured premium, domestic-grade, full-spectrum, broad-spectrum, and THC free hemp, created product packaging and labelling, and implemented fulfilment to launch an online B to C website: www.newworldhealthcbd.com on December 21, 2019. The Company has since curated its products and currently offers 15 products with plans to add complementary products to our product line. Our CBD products are available in full spectrum, broad spectrum and non-detectable below the legal limit of .3 THC (ND-THC) and come in capsules, oils, tablets, gel caps, tinctures, salves, creams, lotions, as well as pet chews and tinctures. We remain watchful of consumer needs, adjusting our product line offerings either by adding new products, adjusting the potency levels of existing products or discontinuing still others, as warranted. To ensure the safety and quality of our products, all CBD product offerings are exclusively sourced, manufactured and tested at highly accredited testing facilities in the United States and adhere to strict U.S. standards and guidelines. Because of our high standards, in-depth quality testing and label transparency, consumers know they can trust us.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2022 and for the three months ended July 31, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2022 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission on August 15, 2022. The results of operations for the three months ended July 31, 2022 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2023.

The condensed consolidated balance sheet as of April 30, 2022 contained herein has been derived from the audited consolidated financial statements as of April 30, 2022, but do not include all disclosures required by the U.S. GAAP.

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

As of July 31, 2022 and 2021, approximately 42,000,000 potential shares (including 10,741,576 and 2,349,225 shares to be issued on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2022 and April 30, 2022, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of July 31, 2022, the Company had an accumulated deficit of $72,883,335 and a working capital deficit (total current liabilities exceeded total current assets) of $17,819,645. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	July 31, 2022	April 30, 2022
Notes convertible at holder’s option	$3,112,734	$2,980,848
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	1,861,650	1,933,536
Subtotal	5,310,084	5,250,084
Debt discount
Total	$5,310,084	$5,250,084

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

The change in fair value of the derivative liabilities at July 31, 2022 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.16% to 0.2%
Expected stock price volatility	Ranging from	155 to 270%
Expected dividend payout		0
Expected life in years	Ranging from	0.25 to 3.0 Years

Changes in derivative liability during the three months ended July 31, 2022 and 2021 were:

	July 31,
	2022	2021
Balance, beginning of year	$9,549,640	$3,446,738
Derivative liability extinguished	(54,586)	(385,257)
Derivative financial liability arising on the issuance of convertible notes and warrants		-
Fair value adjustments	(1,621,272)	(760,068)
Balance, end of period	$7,873,782	$2,301,413

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2022, and April 30, 2022, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $432,403 and $432,403, respectively.

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

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. As of July 31 and April 30, 2022 the Company’s issued and outstanding shares are 17,301,298 and 15,128,005 respectively.

During the three months ended July 31, 2022, the Company:

●	Issued 1,594,960 shares valued at $245,381 issued for services rendered.
●	Issued 60,000 shares upon the conversion of 20,000 shares of Series C Convertible Preferred Stock.
●	Sold to four accredited investors 1,824,771 shares of common stock for cash of $95,000 and a $57,000 conversion of prior equity investments in iMobile Solutions, Inc., actual shares were not issued yet and recorded as common stock to be issued.
●	Issued 518,333 shares valued at $44,647 to accredited investors related to promissory notes.

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

The table below summarizes the fair values of financial liabilities as of July 31, 2022:

	Fair Value at	Fair Value Measurement Using
	July 31, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$7,873,782	-	-	$7,873,782

Fair values of financial liabilities as of April 30, 2022 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$9,549,640	-	-	$9,549,640

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

NOTE G – PROPERTY AND EQUIPMENT

Major classes of property and equipment at July 30, 2022 and April 30, 2022 consist of the followings:

	July 31, 2022	April 30, 2022
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(213,262)	(213,262)
Net property and equipment	$-	$-

All equipment are fully depreciated as of July 30, 2022 and 2021. No additional investment in equipment for both fiscal year.

NOTE H – WARRANTS:

No warrants were issued to employees and/ or service. As of July 31, 2022, 3,801,657 warrants were vested. Computed fair value was $228,099.

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired on July 31, 2018 and continues a month-to-month basis thereafter. The monthly base rent is $5,100.

Rent expense was $16,250 and 16,200 for the Three months period ending July 31, 2022 and 2021, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of July 31, 2022, we have not been named as parties to any further legal proceedings except as those disclosed prior and as updated below. From time to time, of course, we may become involved in further legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

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

NOTE J – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure as of September 19, 2022 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited consolidated financial statements and explanatory notes for the year ended April 30, 2022 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

RESULTS OF OPERATIONS

Comparison of the three Months Ended July 31, 2022 and 2021

For the three months ended July 31, 2022 and 2021, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $68,953 during the three months ended July 31, 2022 as compared to $60,685 during the three months ended July 31, 2021, an increase of $8,268 or 13.62%, primarily due to increased Revenues from our Information Technology products.

Cost of Revenue

Cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Operating Expenses

Operating expenses were $572,882 during the three months ended July 31, 2022, compared to $250,024 during the three months ended July 31, 2021, an increase of $322,858 or 129.13%, primarily due to increased legal and professional fees and stock based compensation in the current period.

Expenses incurred during the current three months period consisted primarily of the following expenses:

	2022	2021	Increase (Decrease)%
Salaries and related Expenses	167,830	133,615	34,215	25.61%
Advertising and Marketing	3,431	-	3,431	100.00%
General office Expenses	41,788	48,764	(6,976)	-14.31%
Legal and Professional Fees	289,907	49,560	240,347	484.96%
Taxes and Licenses	4,692	-	4,962	100.00%
SEC related Expenses	5,515	-	5,515	100.00%
Office Rent	16,250	18,085	(1,835)	10.15%
Software Development Cost	1,500	-	1,500	100.00%
Bad Debts	41,969	-	41,969	100%
Non cash expenses		-		-%
	572,882	250,024

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs $1,025 and $180,750 and income related to the change in fair value of our derivative liabilities $1,621,272 and $760,068 for the three months ended July 31, 2022 and 2021, respectively. The decrease results were from the change in the fair value of our derivative liabilities.

Net income (loss)

Our net income attributable to common stockholders for the three months ended July 31, 2022 $1,105,275 compared to income of $379,802 primarily due to gain valuation of derivative liabilities .

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2022, we had an accumulated deficit of $72,883,335 and an operating loss for the three months of $514,972. We generated a deficit in cash flow from operations of $248,029 for the three months ended July 31, 2022. This deficit results primarily from our net income of $1,105,275, offset by a gain in fair value valuation of derivative liabilities of $1,675,858, stock based compensation of $242,448 and an increase of $83,452 in accounts payables and accrued expenses.

We met our cash requirements during the period through proceeds from the sale of stock $95,000, promissory notes of $60,000 and bank overdraft $63,784.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At July 31, 2022, we had 5 full-time employees, 4 part-time employees, and 3 interns. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended July 31, 2022 included in this quarterly report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2022 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of July 31, 2022, we have not been named as parties to any further legal proceedings except as those disclosed prior and as updated below. From time to time, of course, we may become involved in further legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

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

On October 26, 2018, a second lender commenced an action in the Supreme Court of the State of New York: New York County alleging damages from unpaid principal arising from a promissory note dated February 26, 2015 in the amount of $50,000.00 plus damages including interest and stock conversions, costs and fees. There are cross dispositive motions pending which are scheduled to be heard in September 20, 2022. The Company disputes the enforceability of such claims for the similar reasons, as stated above, based on the Court of Appeals ruling as to the unenforceable nature of such claims demanding usurious interest rates.

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

Sales of Preferred Stock, Common Stock and Warrants:

During the three months ended July 31, 2022 the Company:

●	Sold to four accredited investors 1,824,771 shares of common stock for cash of $95,000 and a $57,000 conversion of prior equity investments in iMobile Solutions, Inc., actual shares were not issued yet and recorded as common stock to be issued.
●	Entered into two promissory notes with accredited investors totaling $60,000

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

SPARTA COMMERCIAL SERVICES, INC.

Date: September 19, 2022	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

