Form 10-Q
period 2022-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2022-12-20
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

As of December 20, 2022, we had 19,374,273 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2022, AND APRIL 30, 2022

(Unaudited)

	October 31, 2022	April 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$1,385	$317
Accounts receivable	43,314	-
Inventory	4,131	8,422
Total Current Assets	48,830	8,739
Intercompany		-
Deposits	9,000	9,000
Total assets	$57,830	$17,739
LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Bank overdraft	$49,216	$27,202
Accounts payable and accrued expenses	3,515,833	4,354,129
Short Term Loan	263,585	141,585
Current portion notes payable	5,412,887	5,250,084
Deferred revenue	13,210	13,385
Derivative liabilities	5,925,387	9,549,640
Total Current Liabilities	15,180,118	19,336,025
Loans payable-related parties	440,503	432,403
Total Long Term Liabilities	440,503	432,403

Total liabilities	$15,620,621	$19,768,428
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $10 per share, 4,145 and 4,145 shares issued and outstanding, respectively	1,722	2,363
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 1,494 and 4,494 shares issued and outstanding as of April 30, 2022 and 2021, respectively	477	618
Common stock, $0.001 par value; 750,000,000 shares authorized, and 18,700,782 and 17,301,298 shares issued and outstanding, respectively	18,701	15,128
Common stock to be issued 11,247,437 and 22,442,105 authorized and outstanding, respectively	10,622	8,292
Additional paid-in-capital	53,933,335	53,210,921
Accumulated deficit	(70,531,036)	(73,984,686)
Total deficiency in stockholders’ equity	(16,553,679)	(20,734,864)

Non-controlling interest	990,888	984,175

Total Deficit	(15,562,791)	(19,750,689)
Total Liabilities and Deficit	57,830	17,739

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the six months and three months ended October 31, 2022 AND 2021

(Unaudited)

	For three months ended October		For six months ended October
	2022	2021	2022	2021
Revenue
Information technology	$49,972	$56,242	$113,439	$112,799
New World Health Brands	6,447	9,456	11,933	13,584
Total Revenue	56,419	65,698	125,372	126,383
Less Cost of goods sold	11,802	13,116	22,845	23,293
Gross profit	$44,617	$52,582	$102,527	$103,090
Operating expenses:
General and administrative	304,846	256,713	834,759	506,737
Research and Development	-		41,969
Total operating expenses	$304,846	$256,713	$877,728	$506,737
Loss from operations	$(260,229)	$(204,131)	$(775,201)	$(403,647)
Other (income) expense:	0
Other income	$-	$(8,059)	$-	$(8,059)
Forgiveness of debt / legal	(950,033)	-	(950,033)	-
Financing cost	1,280	0	2,305	180,750
Loss (gain) in changes in fair value of derivative liability	(1,666,563)	4,928,140	(3,287,835)	4,168,072
Total other (income) expense	$(2,615,316)	$4,920,081	$(4,235,563)	$4,340,763
Net income (loss)	(2,355,087)	(5,124,212)	3,460,362	(4,744,410)
Net profit attributable to minority shareholder	2,789	311	6,713	649
Preferred dividend	-	(382)		(382)
Net income (loss) attributed to common stockholders	$2,352,298	$(5,124,283)	$3,453,649	$(4,744,143)
Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	-	(0.4300)	-	(0.0300)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$0.13	$(0.43)	$0.20	$(0.42)
Weighted average shares outstanding	18,196,367	11,872,084	17,268,356	11,392,098

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS DEFICITS

For the six months ended October 31, 2022 and 2021

	Series A		Series C		Series D				Common Stock		Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2022	125	12,500	2,163,000	2,363	618,411	618	15,128,005	15,128	8,916,805	8,292	53,210,921	(73,984,686)	984,175	(19,750,689.00)
Conversion of Preferred to common shares			(60,000)	(60)			60,000	60			9,940			9,940.00
Issuance of common shares for cash									1,824,771	1,824	93,175			94,999.00
Issuance of shares for services							1,594,960	1,595			243,786			245,381.00
Stocks issued for equity							518,333	518			44,128			44,646.00
Net loss for the quarter	-	-	-	-	-	-	-	-	-	-	-	1,101,351	3,924	1,105,275.00
Balance July 31, 2022	125	12,500	2,103,000	2,303	618,411	618	17,301,298	17,301	10,741,576	10,116	53,601,950	(72,883,335)	988,099	(18,250,448)
Conversion of Preferred to common shares C			(581,000)	(581)			581,000	581			96,915			96,915
Conversion of Preferred to common shares D					(141,000)	(141)	141,000	141			141,053			141,053
Stocks issued as note holder incentives							212,500	213			19,388			19,601
Issuance of shares for equity							330,179	330			24,670			25,000
Issuance of common shares for cash							134,805	135	505,861	506	49,359			50,000
Net loss for the quarter	-	-	-	-	-	-	-	-	-	-	-	2,352,298	2,789	2,355,087
Balance October 31, 2022	125	12,500	1,522,000	1,722	477,411	477	18,700,782	18,701	11,247,437	10,622	53,933,335	(70,531036)	990,888	(15,562,792)

Balance April 30, 2021	125	12,500	4,132,269	4,145	1,493,962	1,494	9,809,877	9,810	1,214,528	1,215	51,351,156	(64,993,250)	986,999	(12,625,931)
Issuance of Preferred and Common Stock for Cash			(704,300)	(704)	(302,551)	(303)	1,574,001	1,574			373,326			373,893
Conversion of notes to common shares							125,000	125			24,875			25,000
Issuance of common shares for cash									1,134,697	1,135	98,183			99,318
Net loss												379,802	338	380,140
Balance July 31, 2021	125	12,500	3,427,969	3,441	1,191,411	1,191	11,508,878	11,509	2,349,225	2,350	51,847,540	(64,613,448)	987,337	(11,747,580)
Issuance of Preferred and Common Stock for Cash			(281,000)	(281)	(409,000)	(409)			(2,349,225)	(2,350)	(317,979)			(321,019)
Issuance of common shares for cash							696,475	696	22,442,105	22,443	(22,443)			696
Preferred dividend												(382)		(382)
Nwet loss for the quarter October 31, 2021												(5,124,212)	311	(5,123,901)
Balance October 31, 2021	125	12,500	3,146,969	3,160	782,411	782	12,205,353	12,205	22,442,105	22,443	51,507,118	(69,738,042)	987,648	(17,192,186)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

for the Six months ended October 31, 2022 and 2021

(UNAUDITED)

	For six month ended
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ( loss )	$3,460,362	$(4,744,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-
Loss (Gain) from change in fair value of derivative liabilities	(3,287,835)	4,168,072
Amortization of debt discount	-	40,000
Non-cash financing cost	377	180,750
Forgiveness of debt	(950,033)	(147,314)
Stock based compensation	581,324	25,000
Changes in operating assets and liabilities
Accounts receivable	(43,314)	(1,889)
Inventory	4,291	3,324
Other assets		(4,580)
Accounts payable and accrued expenses	(127,494)	414,498
Deferred revenue	(175)	(798)
Net cash used in operating activities	(362,497)	(67,347)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	22,014	14,368
Proceeds from sale of stock	144,999	70,000
Net Proceeds from notes payable	188,452	(15,000)
Payments on notes payable
Proceeds from related party notes	8,100
Payments on related party notes	-
Net cash provided by financing activities	363,565	69,368

Net (decrease) increase in cash	$1,066	$2,021

Cash and cash equivalents, beginning of period	317	396
Cash and cash equivalents , end of period	$1,385	$2,417

Cash paid for:
Interest
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2022 and for the six months ended October 31, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2022 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission on August 15, 2022. The results of operations for the six months ended October 31, 2022 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2023.

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

As of October 31, 2022 and 2021, approximately 42,000,000 potential shares (including 11,247,437 and 22,442,105 shares to be issued on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2022 and April 30, 2022, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of October 31, 2022, the Company had an accumulated deficit of $70,531,036 and a working capital deficit (total current liabilities exceeded total current assets) of $15,562,787. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	October 31, 2022	April 30, 2022
Notes convertible at holder’s option	$2,845,570	$2,980,848
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	2,052,481	1,933,536
Subtotal	5,646,882	5,250,084
Adjustments	179,136
Total	$5,412,887	$5,250,084

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value.

The Company’s derivative financial instruments consist of embedded derivatives related to the outstanding short term Convertible Notes Payable. These embedded derivatives include certain conversion features indexed to the Company’s common stock. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related items at their fair values as of the inception date of the Convertible Notes Payable and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”), as a result of entering into the Convertible Notes Payable, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. These Notes are subject to a 6 year Statute of Limitations in which to bring any potential claims.

The change in fair value of the derivative liabilities at October 31, 2022 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.16% to 0.2%
Expected stock price volatility	Ranging from	155 to 270%
Expected dividend payout		0
Expected life in years	Ranging from	0.25 to 3.0 Years

Changes in derivative liability during the three months ended October 31, 2022 and 2021 were:

	October 31,
	2022	2021
Balance, beginning of year	$9,549,640	$3,446,738
Derivative liability extinguished	(336,418)	(385,257)
Derivative financial liability arising on the issuance of convertible notes and warrants		-
Fair value adjustments	(3,287,385)	(760,068)
Balance, end of period	$5,925,387	$2,301,413

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2022, and April 30, 2022, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $440,503 and $432,403, respectively.

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

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. As of October 31 and April 30, 2022 the Company’s issued and outstanding shares are 18,989,565 and 15,128,005 respectively.

During the six months ended October 31, 2022, the Company:

●	Sold 1,927,245 shares valued at $145,000 issued for cash.
●	Issued 641,376 shares upon the conversion of shares of Series C Convertible Preferred Stock.
●	Issued 564,212 shares upon the conversion of shares of Series D Convertible Preferred Stock.
●	Issued 730,833 shares valued at $64,247 to accredited investors related to promissory notes.
●	Issued 1,594,960 shares for consulting services valued at $245,381

During the six months ended October 31, 2021, the Company:

Sold to four accredited investors 1,134,697 shares of common stock for cash of $70,000 and notes payable and accrued expenses settlement of $29,317.81 actual shares were not issued yet and recorded as commons stock to be issued.

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

The table below summarizes the fair values of financial liabilities as of October 31, 2022:

	Fair Value at	Fair Value Measurement Using
	October 31, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$5,925,387	-	-	$5,925,387

Fair values of financial liabilities as of April 30, 2022 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$9,549,640	-	-	$9,549,640

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

NOTE G – PROPERTY AND EQUIPMENT

Major classes of property and equipment at October 31, 2022 and April 30, 2022 consist of the following:

	October 31, 2022	April 30, 2022
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(213,262)	(213,262)
Net property and equipment	$-	$-

All equipment are fully depreciated as of October 31, 2022 and 2021. No additional investment in equipment for both fiscal year.

NOTE H – WARRANTS:

No warrants were issued to employees and/ or service. As of October 31, 2022, total of 3,801,657 warrants were vested. Computed fair value was $228,099.

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired on July 31, 2018 and continues a month-to-month basis thereafter. The monthly base rent is $5,100.

Rent expense was $16,250 and 16,200 for the six months period ending October 31, 2022 and 2021, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of October 31, 2022, we have not been named as parties to any further legal proceedings except as those disclosed prior and as updated below. From time to time, of course, we may become involved in further legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

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

On October 26, 2018, a second lender commenced an action in the Supreme Court of the State of New York: New York County alleging damages from unpaid principal arising from a promissory note dated February 26, 2015 in the amount of $50,000.00 plus damages including interest and stock conversions, costs and fees. The Company disputes the enforceability of such claims for the similar reasons, as stated above, based on the Court of Appeals ruling as to the unenforceable nature of such claims demanding usurious interest rates. The Company expects that the Court will render a decision on the pending dispositive motions in the next 30 days

NOTE J – SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Comparison of the six Months Ended October 31, 2022 and 2021

For the six months ended October 31, 2022 and 2021, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $125,372 during the six months ended October 31, 2022 as compared to $126,383 during the six months ended October 31, 2021, a decrease of $1,011(0.79%), primarily due to decreased Revenues from our Information Technology and New World Health Brands products.

Cost of Revenue

Cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports and cost of goods purchased for New World Health Brand products. Cost of revenue was $22,845 during the six months ended October 31, 2022, as compared to $23,293 during the six months ended October 31, 2021. This $448 or 1.92% decline was due to New World Health Brands product line inventory purchases during the six months period ending October 31, 2022.

Operating Expenses

Operating expenses were $876,890 during the three months ended October 31, 2022, compared to $ 506,737 during the three months ended October 31, 2021, an increase of $370,153 or 73.05%, primarily due to increased legal and professional fees and stock based compensation in the current period.

Expenses incurred during the current six months period consisted primarily of the following expenses:

	2022	2021	Increase (Decrease)%
Salaries and related Expenses	345,686	299,692	45,994	15.35%
Advertising and Marketing	5,581	-	5,581	100.00%
General office Expenses	81,687	81,268	(419)	-0.52%
Legal and Professional Fees	333,390	82,619	250,771	303.53%
Taxes and Licenses	4,892	-	4,892	100.00%
Filing related Expenses	8,923	-	8,923	100.00%
Office Rent	32,600	43,158	(10,558)	-24.46%
Software Development Cost	23,000	-	23,000	100.00%
Research and Development	41,969	-	41,969	100.00%
Non cash expenses		-		%
	877,723	506,737

Other (income) expense

Other (income) expense is comprised primarily of forgiveness of debt and financing costs $(947,728) and $180,750 and income related to the change in fair value of our derivative liabilities $(3,287,835) and $4,168,072 for the six months ended October 31, 2022 and 2021, respectively. The decrease results were from the change in the fair value of our derivative liabilities and increased forgiveness of debt

Net income (loss)

Our net income attributable to common stockholders for the six months ended October 31, 2022 $3,460,366 compared to income of $(4,744,410) for the six months ended October 31, 2021 primarily due to gain valuation of derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2022, we had an accumulated deficit of $70,531,036 and an operating loss for the six months of $775,201. We generated a deficit in cash flow from operations of $362,497 for the six months ended October 31, 2022. This deficit results primarily from our net income of $3,460,362 offset by a gain in fair value valuation of derivative liabilities of $3,287,835, stock based compensation of 581,324 and accounts payable and accrued expense decreased to 127,494.

We met our cash requirements during the period through proceeds from the sale of stock of $49,165, promissory notes of $396,798 and bank overdraft of $49,216.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At October 31, 2022, we had 5 full time employees, and 3 part time employees, and 2 interns. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended October 31, 2022 included in this quarterly report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended October 31, 2022 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of October 31, 2022, we have not been named as parties to any further legal proceedings except as those disclosed prior and as updated below. From time to time, of course, we may become involved in further legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

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

On October 26, 2018, a second lender commenced an action in the Supreme Court of the State of New York: New York County alleging damages from unpaid principal arising from a promissory note dated February 26, 2015 in the amount of $50,000.00 plus damages including interest and stock conversions, costs and fees. The Company disputes the enforceability of such claims for the similar reasons, as stated above, based on the Court of Appeals ruling as to the unenforceable nature of such claims demanding usurious interest rates. The Company expects that the Court will render a decision on the pending dispositive motions in the next 30 days.

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

Sales of Preferred Stock, Common Stock and Warrants:

During the six months ended October 31, 2022 the Company:

●	Sold to six accredited investors 1,927,245 shares of common stock for cash of $145,000
●	Entered into eleven promissory notes with accredited investors totaling $217,000
●	Converted four equity investments by accredited investor in subsidiary totaling $57,000 into 500,094 shares of common stock

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

SPARTA COMMERCIAL SERVICES, INC.

Date: December 20, 2022	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

