Form 10-Q/A
period 2022-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2022-12-22
CIK 318299

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to SPARTA COMMERCIAL SERVICES, INC’s Quarterly Report on Form 10-Q for the period ended October 31, 2022, filed with the Securities and Exchange Commission on December 22, 2022 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

In addition, this Form 10-Q/A is to correct certain technical and typographical errors in the Financial Statements and accompanying Notes to Interim Financial Statements.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED October 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2022, AND APRIL 30, 2022

(Unaudited)

	October 31, 2022	April 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$1,385	$317
Accounts receivable	1,233	-
Inventory	4,131	8,422
Total Current Assets	6,749	8,739
Intercompany		-
Deposits	9,000	9,000
Total assets	$15,749	$17,739
LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Bank overdraft	$49,216	$27,202
Accounts payable and accrued expenses	3,473,752	4,354,129
Short Term Loan	263,585	141,585
Current portion notes payable	5,412,888	5,250,084
Deferred revenue	13,210	13,385
Derivative liabilities	5,925,388	9,549,640
Total Current Liabilities	15,138,038	19,336,025
Loans payable-related parties	440,503	432,403
Total Long Term Liabilities	440,503	432,403

Total liabilities	$15,578,541	$19,768,428
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding, respectively	12,500	12,500
Preferred stock B, 1,000 shares have been designated as Series B redeemable preferred stock, $0.001 par value, with a liquidation and redemption value of $10,000 per share, 0 and 0 shares issued and outstanding, respectively	-	-
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share, 1,522,000 and 2,163,000 shares issued and outstanding, as of October 31, 2022 and April 30, 2022 respectively	1,722	2,363
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 477,411 and 618,411 shares issued and outstanding as of October 31, 2022 and April 30, 2022, respectively	477	618
Common stock, $0.001 par value; 750,000,000 shares authorized, and 18,700,782 and 15,128,005 shares issued and outstanding, respectively	18,701	15,128
Common stock to be issued 11,247,437 and 22,442,105 authorized and outstanding, respectively	10,622	8,292
Additional paid-in-capital	53,933,335	53,210,921
Accumulated deficit	(70,531,037)	(73,984,686)
Total deficiency in stockholders’ equity	(16,553,680)	(20,734,864)

Non-controlling interest	990,888	984,175

Total Deficit	(15,562,792)	(19,750,689)
Total Liabilities and Deficit	15,749	17,739

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the six months and three months ended October 31, 2022 AND 2021

(Unaudited)

	For three months ended October		For six months ended October
	2022	2021	2022	2021
Revenue
Information technology	$49,972	$56,242	$113,439	$112,799
New World Health Brands	6,447	9,456	11,933	13,584
Total Revenue	56,419	65,698	125,372	126,383
Less Cost of goods sold	11,802	13,116	22,845	23,293
Gross profit	$44,617	$52,582	$102,527	$103,090
Operating expenses:
General and administrative	304,846	256,713	835,759	506,737
Research and Development	-		41,969
Total operating expenses	$304,846	$256,713	$877,728	$506,737
Loss from operations	$(260,229)	$(204,131)	$(775,201)	$(403,647)
Other (income) expense:	0
Other income	$-	$(8,059)	$-	$(8,059)
Forgiveness of debt / legal	(950,033)	-	(950,033)	-
Financing cost	1,280	0	2,305	180,750
Loss (gain) in changes in fair value of derivative liability	(1,666,563)	4,928,140	(3,287,835)	4,168,072
Total other (income) expense	$(2,615,316)	$4,920,081	$(4,235,563)	$4,340,763
Net income (loss)	2,355,087	(5,124,212)	3,460,362	(4,744,410)
Net profit attributable to minority shareholder	(2,789)	311	(6,713)	649
Preferred dividend	-	(382)		(382)
Net income (loss) attributed to common stockholders	$2,352,298	$(5,124,283)	$3,453,649	$(4,744,143)
Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	-	(0.4300)	-	(0.0300)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$0.13	$(0.43)	$0.20	$(0.42)
Weighted average shares outstanding	18,196,367	11,872,084	17,268,356	11,392,098

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS DEFICITS

For the six months ended October 31, 2022 and 2021

	Series A		Series C		Series D				Common Stock		Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2022	125	12,500	2,163,000	2,363	618,411	618	15,128,005	15,128	8,916,805	8,292	53,210,921	(73,984,686)	984,175	(19,750,689)
Conversion of Preferred to common shares			(60,000)	(60)			60,000	60			9,940			9,940
Issuance of common shares for cash									1,824,771	1,824	93,175			94,999
Issuance of shares for services							1,594,960	1,595			243,786			245,381
Stocks issued for equity							518,333	518			44,128			44,646
Net loss for the quarter	-	-	-	-	-	-	-	-	-	-	-	1,101,351	3,924	1,105,275
Balance July 31, 2022	125	12,500	2,103,000	2,303	618,411	618	17,301,298	17,301	10,741,576	10,116	53,601,950	(72,883,335)	988,099	(18,250,448)
Conversion of Preferred to common shares C			(581,000)	(581)			581,000	581			96,915			96,915
Conversion of Preferred to common shares D					(141,000)	(141)	141,000	141			141,053			141,053
Stocks issued as note holder incentives							212,500	213			19,388			19,601
Issuance of shares for equity							330,179	330			24,670			25,000
Issuance of common shares for cash							134,805	135	505,861	506	49,359			50,000
Net loss for the quarter	-	-	-	-	-	-	-	-	-	-	-	2,352,298	2,789	2,355,087
Balance October 31, 2022	125	12,500	1,522,000	1,722	477,411	477	18,700,782	18,701	11,247,437	10,622	53,933,335	(70,531037)	990,888	(15,562,792)

Balance April 30, 2021	125	12,500	4,132,269	4,145	1,493,962	1,494	9,809,877	9,810	1,214,528	1,215	51,351,156	(64,993,250)	986,999	(12,625,931)
Issuance of Preferred and Common Stock for Cash			(704,300)	(704)	(302,551)	(303)	1,574,001	1,574			373,326			373,893
Conversion of notes to common shares							125,000	125			24,875			25,000
Issuance of common shares for cash									1,134,697	1,135	98,183			99,318
Net loss												379,802	338	380,140
Balance July 31, 2021	125	12,500	3,427,969	3,441	1,191,411	1,191	11,508,878	11,509	2,349,225	2,350	51,847,540	(64,613,448)	987,337	(11,747,580)
Issuance of Preferred and Common Stock for Cash			(281,000)	(281)	(409,000)	(409)			(2,349,225)	(2,350)	(317,979)			(321,019)
Issuance of common shares for cash							696,475	696	22,442,105	22,443	(22,443)			696
Preferred dividend												(382)		(382)
Net loss for the quarter October 31, 2021												(5,124,212)	311	(5,123,901)
Balance October 31, 2021	125	12,500	3,146,969	3,160	782,411	782	12,205,353	12,205	22,442,105	22,443	51,507,118	(69,738,042)	987,648	(17,192,186)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

for the Six months ended October 31, 2022 and 2021

(UNAUDITED)

	For six month ended
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ( loss )	$3,460,362	$(4,744,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-
Loss (Gain) from change in fair value of derivative liabilities	(3,287,835)	4,168,072
Amortization of debt discount	-	40,000
Non-cash financing cost	377	180,750
Forgiveness of debt	(950,033)	(147,314)
Stock based compensation	247,861	25,000
Changes in operating assets and liabilities
Accounts receivable	(1,233)	(1,889)
Inventory	4,291	3,324
Other assets		(4,580)
Accounts payable and accrued expenses	(169,575)	414,498
Deferred revenue	(175)	(798)
Net cash used in operating activities	(695,959)	(67,347)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	22,014	14,368
Proceeds from sale of stock	478,461	70,000
Net Proceeds from notes payable	188,452	(15,000)
Payments on notes payable
Proceeds from related party notes	8,100
Payments on related party notes	-
Net cash provided by financing activities	697,027	69,368

Net (decrease) increase in cash	$1,068	$2,021

Cash and cash equivalents, beginning of period	317	396
Cash and cash equivalents , end of period	$1,385	$2,417

Cash paid for:
Interest
Income taxes	$-	$-

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

As of October 31, 2022 and 2021, 11,247,437 and 15,128,005 shares to be issued on the balance sheet, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of October 31, 2022, the Company had an accumulated deficit of $70,531,037 and a working capital deficit (total current liabilities exceeded total current assets) of $15,131,289. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	October 31, 2022	April 30, 2022
Notes convertible at holder’s option	$3,024,707	$2,980,848
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	2,052,481	1,933,536
Total	$5,412,888	$5,250,084

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

The change in fair value of the derivative liabilities at October 31, 2022 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.16% to 0.2%
Expected stock price volatility	Ranging from	155 to 270%
Expected dividend payout		0
Expected life in years	Ranging from	0.25 to 3.0 Years

Changes in derivative liability during the three months ended October 31, 2022 and 2021 were:

	October 31,
	2022	2021
Balance, beginning of year	$9,549,640	$3,446,738
Derivative liability extinguished	(336,418)	(385,257)
Fair value adjustments	(3,287,384)	(760,068)
Balance, end of period	$5,925,388	$2,301,413

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2022, and April 30, 2022, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $440,503 and $432,403, respectively.

NOTE E – EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share; 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value; 4,200,000 shares have been designated as Series C Preferred Stock with a $1 per share liquidation value, par value $0.001 and 2,000,000 shares have been designated as Series D Preferred Stock with a $1 per share liquidation value, and par value $0.001.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. As of October 31 and April 30, 2022 the Company’s issued and outstanding shares are 18,700,782 and 15,128,005 respectively.

During the six months ended October 31, 2022, the Company:

●	Sold 134,805 shares for $50,000 in cash.
●	Issued 641,000 shares upon the conversion of shares of Series C Convertible Preferred Stock.
●	Issued 141,000 shares upon the conversion of shares of Series D Convertible Preferred Stock.
●	Issued 212,500 shares to accredited investors related to promissory notes.
●	Issued 1,594,960 shares for consulting services

During the six months ended October 31, 2021, the Company:

Sold to accredited investors 696,475 shares of common stock for cash and notes payable.

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

The table below summarizes the fair values of financial liabilities as of October 31, 2022:

	Fair Value at	Fair Value Measurement Using
	October 31, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$5,925,388	-	-	$5,925,388

Fair values of financial liabilities as of April 30, 2022 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$9,549,640	-	-	$9,549,640

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

NOTE H – WARRANTS:

No warrants were issued to employees and/or for services rendered. As of October 31, 2022, total of 3,801,657 warrants were vested. The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for separately. These warrants were accounted for as part of the embedded derivative liability.

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired on July 31, 2018 and continues a month-to-month basis thereafter. The monthly base rent is $5,100.

Rent expense was $16,350 and 16,200 for the three months period ending October 31, 2022 and 2021, respectively.

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

The Company has evaluated subsequent events for recognition and disclosure as of December 22, 2022 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Operating Expenses

Operating expenses were $304,846 during the three months ended October 31, 2022, compared to $256,713 during the three months ended October 31, 2021, an increase of $48,132 or 19%, primarily due to increased legal and professional fees and stock-based compensation in the current period.

Expenses incurred during the current six months period consisted primarily of the following expenses:

	2022	2021	Increase (Decrease)%
Salaries and related Expenses	345,686	299,692	45,994	15.35%
Advertising and Marketing	5,581	-	5,581	100.00%
General office Expenses	81,687	81,268	(419)	-0.52%
Legal and Professional Fees	333,390	82,619	250,771	303.53%
Taxes and Licenses	4,892	-	4,892	100.00%
Filing related Expenses	8,923	-	8,923	100.00%
Office Rent	32,600	43,158	(10,558)	-24.46%
Software Development Cost	23,000	-	23,000	100.00%
Research and Development	41,969	-	41,969	100.00%
Non cash expenses		-		%
	877,728	506,737

Other (income) expense

Other (income) expense is comprised primarily of forgiveness of debt and financing costs $(950,033) and $0, $2,305, and $180,750 and income related to the change in fair value of our derivative liabilities of $(3,287,835) and $4,168,072 for the six months ended October 31, 2022 and 2021, respectively. The decrease results were from the change in the fair value of our derivative liabilities and increased forgiveness of debt

Net income (loss)

Our net income attributable to common stockholders for the six months ended October 31, 2022 was $3,453,649 compared to net loss of $4,744,143 for the six months ended October 31, 2021 primarily due to gain valuation of derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2022, we had an accumulated deficit of $70,531,037 and an operating loss for the six months of $775,201. We generated a deficit in cash flow from operations of $695,959 for the six months ended October 31, 2022. This deficit results primarily from our net income of $3,460,362 offset by a gain in fair value valuation of derivative liabilities of $3,287,835, forgiveness of debt $950,033, stock based compensation of $247,861 and accounts payable and accrued expense decreased by $169,575.

We met our cash requirements during the period through proceeds from the sale of stock of $478,461, net proceeds from promissory notes of $188,452 and bank overdraft of $22,014.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: December 22, 2022	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

