Form 10-Q
period 2023-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2023-03-22
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT according to SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

☐	TRANSITION REPORT according to SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number: 0-9483

SPARTA COMMERCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0298178
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

555 Fifth Avenue, 14th Floor, New York, NY 10017

(Address of principal executive offices) (Zip Code)

(212) 239-2666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $.001 par value	SRCO	Pink Open Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 504 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 22, 2023, we had 22,021,449 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2023, AND APRIL 30, 2022

(Unaudited)

	January 31, 2023	April 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$612	$317
Accounts receivable	2,169	-
Inventory	5,256	8,422
Other current assets	-	-
Total Current Assets	8,037	8,739
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $213,262, respectively	-	-
Deposits - rent deposit	9,000	9,000
Total assets	$17,037	$17,739
LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Bank overdraft	$41,097	$27,202
Accounts payable and accrued expenses	1,751,557	1,673,342
Short Term Loan	1,585	1,585
Current portion notes payable	7,139,773	8,070,871
Deferred revenue	8,037	13,385
Derivative liabilities	4,504,762	9,549,640
Total Current Liabilities	14,853,405	19,336,025
Loans payable-related parties	394,753	432,403
Total Long Term Liabilities	394,753	432,403
Total liabilities	$13,841,561	$19,768,428
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of January 31, 2023 and April 30, 2022 respectively	12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share,1,979,157 and 2,363,000 shares issued and outstanding as of January 31,2023 and April 30,2022 respectively	1,979	2,363
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 937,754 and 618,411 shares issued and outstanding as of January 31, 2023 and April 30, 2022, respectively	938	618
Common stock, $0.001 par value; 750,000,000 shares authorized, and 21,581,449 and 15,128,005 shares issued and outstanding as of January 31, 2023 and April 30, 2022, respectively	21,113	15,128
Common stock to be issued 23,433,438 and 8,916,805 respectively	23,334	8,292
Additional paid-in-capital	54,593,820	53,210,921
Accumulated deficit	(69,448,432)	(73,984,686)
Total deficiency in stockholders’ equity	(14,818,496)	(20,734,864)
Non-controlling interest	993,969	984,175
Total Deficit	(13,824,527)	(19,750,689)
Total Liabilities and Deficit	$17,037	$17,739

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months and six months ended January 31, 2023, AND 2022

(Unaudited)

	For three months ended January		For nine months ended January
	2023	2022	2023	2022
Revenue
Information technology	$60,120	$112,691	$173,559	$168,933
New World Health Brands	3,550	8,714	15,483	18,170
Total Revenue	63,670	121,405	189,042	187,103
Less Cost of goods sold	9,142	19,435	31,987	32,551
Gross profit	$54,528	$101,970	$157,055	$154,552
Operating expenses:
General and administrative	403,695	590,304	1,239,454	847,017
Research and Development	-		41,969
Total operating expenses	$403,695	$590,304	$1,281,423	$847,017
Loss from operations	$(349,167)	$(488,334)	$(1,124,368)	$(692,465)
Other (income) expense:
Other income	$(473)	$(3,297)	$(473)	$(11,356)
Write off convertible notes	324,969	-	(625,064)	-
Financing cost	(2,305)	-	-	180,750
Loss (gain) in changes in fair value of derivative liability	(1,757,044)	1,062,260	(5,044,879)	5,990,400
Total other (income) expense	$(4,511)	$1,239,713	$(4,240,074)	$6,159,794
Net income (loss)	(344,656)	(1,728,048)	3,115,706	(6,852,259)
Net profit attributable to minority shareholder	(3,081)	(15,472)	(9,794)	15,790
Preferred dividend	-	(382)	-	(382)
Net income (loss) attributed to common stockholders	$(347,737)	$(1,743,526)	$3,105,912	$(6,836,851)
Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	-	(0.4300)	-	(0.0300)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.02)	$(0.13)	$0.17	$(0.54)
Weighted average shares outstanding	19,686,822	13,265,570	18,074,511	12,568,827

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICITS

For the nine months ended January 31, 2023, and 2022

	Series A		Series C		Series D				Common Stock		Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2022	125	$12,500	2,163,000	$2,363	618,411	$618	15,128,005	$15,128	8,916,805	$8,292	$53,210,921	$(73,984,686)	$984,175	$(19,750,689)
Conversion of Preferred to common shares			(60,000)	(60)			60,000	60			9,940			9,940
Issuance of common shares for cash									1,824,771	1,824	93,175			94,999
Issuance of shares for services							1,594,960	1,595			243,786			245,381
Stocks issued for equity							518,333	518			44,128			44,646
Net loss for the quarter	-	-	-	-	-	-	-	-	-	-	-	1,101,351	3,924	1,105,275
Balance July 31, 2022	125	12,500	2,103,000	2,303	618,411	618	17,301,298	17,301	10,741,576	10,116	53,601,950	(72,883,335)	988,099	(18,250,448)
Conversion of Preferred to common shares C			(581,000)	(581)			581,000	581			96,915			96,915
Conversion of Preferred to common shares D					(141,000)	(141)	141,000	141			141,053			141,053
Stocks issued as note holder incentive							212,500	213			19,388			19,601
Issuance of shares for equity							330,179	330			24,670			25,000
Issuance of common shares for cash							134,805	135	505,861	506	49,359	-		50,000
Net loss for the quarter	-	-	-	-	-	-	-	-	-	-	-	2,352,298	2,789	2,355,087
Balance October 31, 2022	125	12,500	1,522,000	1,722	477,411	477	18,700,782	18,701	11,247,437	10,622	53,933,335	(70,531,037)	990,888	(15,562,792)
Conversion of preferred shares			(1,922,101)	(1,922)			747,000	747	1,175,101.00	1,175.10	190,103			190,103
Issuance for Notes payable							378,909	379			34,160			34,539
Issuance of shares for equity			-	-	-	-	952,036	952			83,098			84,050
Issuance of stock for services							333,939	334			37,261			37,595
Adjustment			2,379,258	2,179	460,343	461	468,783		10,910,900	11,537	315,863			330,040
Net income for the quarter												1,082,605	3,081	1,085,686
Balance January 31, 2023	125	$12,500	1,979,157	$1,979	937,754	$938	21,581,449	$21,113	23,333,438	$23,334	$54,570,072	$(69,448,432)	$993,969	$(13,824,527)

Balance April 30, 2021	125	$12,500	4,132,269	$4,145	1,493,962	$1,494	9,809,877	$9,810	1,214,528	$1,215	$51,351,156	$(64,993,250)	$986,999	$(12,625,931)
Issuance of Preferred and Common Stock for Cash			(704,300)	(704)	(302,551)	(303)	1,574,001	1,574			373,326			373,893
Conversion of notes to common shares							125,000	125			24,875			25,000
Issuance of common shares for cash									1,134,697	1,135	98,183			99,318
Net loss												379,802	338	380,140
Balance July 31, 2021	125	12,500	3,427,969	3,441	1,191,411	1,191	11,508,878	11,509	2,349,225	2,350	51,847,540	(64,613,448)	987,337	(11,747,580)
Issuance of Preferred and Common Stock for Cash			(281,000)	(281)	(409,000)	(409)			(2,349,225)	(2,350)	(317,979)			(321,019)
Issuance of common shares for cash							696,475	696	22,442,105	22,443	(22,443)			696
Preferred dividend												(382)		(382)
Nwet loss for the quarter October 31, 2021												(5,124,212)	311	(5,123,901)
Balance October 31, 2021	125	12,500	3,146,969	3,160	782,411	782	12,205,353	12,205	22,442,105	22,443	51,507,118	(69,738,042)	987,648	(17,192,186)
Conversion of preferred shares			(983,969)	(797)	(164,000)	(164)	1,620,417	1,841	995,400	995	1,295,521		(960)	1,296,436
Issuance of shares for services							427,235	427			25,063			25,490
Net loss												(1,728,047)	(15,479)	(1,743,526)
Balance January 31, 2022	125	$12,500	2,163,000	$2,363	618,411	$618	14,253,005	$14,473	23,437,505	$23,438	$52,827,702	$(71,466,089)	$971,209	$(17,613,786)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended January 31, 2023, and 2022

(UNAUDITED)

	For nine months ended
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ( loss )	$3,115,706	$(6,852,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	262,466
Loss (Gain) from change in fair value of derivative liabilities	(5,044,878)	5,990,400
Amortization of debt discount	-	40,000
Non-cash financing cost	-	180,750
Non-cash consulting fees	2,480	90,448
Write off promissory notes	(625,064)	(190,186)
Changes in operating assets and liabilities
Accounts receivable	(2,169)	(2,273)
Inventory	3,166	3,844
Accounts payable and accrued expenses	78,215	15,736
Deferred revenue	(5,348)	(8,432)
Net cash used in operating activities	$(734,880)	$(469,506)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	$13,895	$626
Proceeds from sale of stock	135,000	407,500
Payments on notes payable	-	(267,428)
Proceeds from related party notes	-	-
Payments on related party notes	(37,650)	-
Conversion of promissory notes	936,600	359,123
Net cash provided by financing activities	$735,175	$499,821

Net (decrease) increase in cash	$295	$30,315

Cash and cash equivalents, beginning of period	317	396
Cash and cash equivalents, end of period	$612	$30,711

Cash paid for:
Interest
Income taxes	-	-

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

Business

General Overview

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation with headquarters in New York City, www.spartacommercial.com. We are a multi-disciplined parent corporation operating across three business sectors – Financial Services, E-Commerce & Mobile Technology, and Health and Wellness (www.spartacommercial.com).

Sparta’s roots are in the Powersports industry. The Company provided retail installment loans and leases through authorized motorcycle dealerships in 33 states, with financing provided by institutional lenders. The Company also maintained a full underwriting and servicing platform for its portfolio. Notwithstanding the discontinuance of our initial focus on consumer loans and leases post Lehman and during the 2008 financial crisis, in 2007, the Company introduced a new initiative, Municipal Financing (www.spartamunicipal.com), which has financed over 100 jurisdictions to date. Sparta’s Municipal Finance program is available to all nonprofit organizations, institutions, and entities. All nonprofit organizations which adhere to I.R.S. guidelines, including 501 (c) 3 of the Internal Revenue Code, are eligible. Both public nonprofits, also known as public charities supported with publicly collected funds, and private nonprofits, also known as private foundations backed by an individual or business entity, qualify for the program.

Consumers, retailers, municipals, nonprofits, auction houses, banks, and insurance companies scrutinize title history reports for the vital information needed and factored into crucial business decisions affecting the bottom line. Vehicle History Reports are a staple of Sparta’s E-Commerce Technology subsidiary iMobile Solutions, Inc. Whether a vehicle is intended for business or recreational use, Sparta’s Vehicle History Reports are highly regarded for accuracy and completeness. They have been sold across all 50 states and in 62 countries worldwide. They provide a trusted layer of assurance to vehicle buyers and are available on our websites as well as on various dealership websites. They include Cyclechex (Motorcycle History Reports at www.cyclechex.com), RVchex (Recreational Vehicle History Reports at www.rvchex.com), and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com).

The Company’s E-Commerce and Mobile Technology subsidiary name change to iMobile Solutions, Inc., from Specialty Reports, Inc., in 2016, signifies its ever-broadening service offerings in the evolving technology landscape. With iMobile App (www.imobileapp.com), the Company provides mobile technology services, including web and mobile application creation, development, and management for a wide range of businesses to increase revenue, build brand recognition, and improve customer engagement. Our ever-broadening business base of mobile applications includes vehicle dealerships and racetracks, private clubs and country clubs, schools and entertainment venues, restaurants, grocery stores, and various other merchant types. (www.imobileapp.com/app-gallery). The Company also designs, launches, maintains, and hosts websites for businesses incorporating SEO (search engine optimization), social media marketing, and online reviews to improve their presence online.

We provide specific, tailored action plans for our clients’ websites that include services such as eCommerce, CRM (Customer Relationship Management) development, and integration. This custom software helps businesses communicate with customers and can also be used for employees to communicate internally. The CRM software can be web-based, integrated with a mobile app, or both. We work with clients to understand their unique needs and incorporate the features and requirements that are most important to them and will facilitate their business growth and success. Correspondingly, the Company designs and builds custom kitchen ordering software for independent grocery stores, delicatessens, and other food service businesses. The software can be designed in various ways, including mobile devices and in-store ordering. The kitchen ordering software is enabled with payment integration, text messaging notification, wireless printing, and other features. iMobile Solutions, Inc. provides a turn-key solution for businesses looking to simplify or streamline their kitchen ordering process. Additionally, we offer text messaging services, which supplement business marketing strategies to gain and retain brand loyalty among its clients, customers, and investors. Our text messaging platform allows clients to manage, schedule, and analyze text message performance quickly.

Company management recognized the substantial business opportunity in the rapidly expanding hemp-CBD (cannabidiol) market in the United States. Sparta created its subsidiary, New World Health Brands, Inc., in April 2019, on the heels of the Agriculture Improvement Act (also known as the Farm Bill), signed into law last December 20, 2018. Consequently, regulators removed hemp (CBD) from Schedule 1 of the Controlled Substances Act. During 2019-2020, we sourced, developed, and tested 5 CBD product categories totaling 31 products. We procured premium, domestic-grade, full-spectrum, broad-spectrum, and THC-free hemp, created product packaging and labeling, and implemented fulfillment to launch an online Business-to-Consumer (“B to C”) website: www.newworldhealthcbd.com on December 21, 2019.

Sparta’s response to the onset of the COVID-19 pandemic in early 2020 quickly took shape with thorough investigations into evolving customer trends in health and wellness. As a result, we expanded New World Health Brands and developed a new product line of natural dietary supplements. In August 2020, we launched an online B to C website: www.newworldhealthbrands.com, featuring high-quality nutritional supplements, including vitamins and minerals, such as Zinc, Magnesium, Boron, Iodine, Beetroot Extract, Selenium, Vitamin B Complex, Vitamin C and PQQ. All health and wellness offerings are exclusively sourced and manufactured in the United States and adhere to strict U.S. standards and guidelines to ensure the safety and quality of our products. Sparta’s commitment to high standards and transparency is tantamount to being a trusted brand.

Sparta’s subsidiary, Sparta Crypto, Inc., www.SpartaCrypto.com, was established on September 25, 2020, and is in the process of completing a proprietary state-of-the-art platform designed to connect users of widely adopted digital currencies with sellers of various goods and services. The platform has not launched and the Company can make no assurances that the described plan will reach implementation. In addition, the Company has completed and tested a cryptocurrency payment gateway called SpartaPayIQ, www.SpartaPayIQ.com, which is functional and was formally announced on March 3, 2022.

Agoge Global USA, Inc. was formed as a subsidiary of Sparta Crypto, Inc. in December 2022 and entered in to a Joint Venture Agreement with WeDev Group to facilitate cross-border transactions between importers and exporters of goods from the U.S. and Brazil. In addition, Agoge Global USA provides business intermediary services to global importers and exporters of goods and services. These services include, but are not limited to, industry introductions, tax compliance assistance, import and export documentation assistance, reselling services in other jurisdictions, and facilitation of cross-border transactions.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2023, and for the nine months ended January 31, 2023, and 2022 have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to present the operating results for the respective periods fairly. Certain information and footnote disclosures usually present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted under such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented accurate.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2022, as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission on August 15, 2022. The results of operations for the nine months ended January 31, 2022, are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2023.

The condensed consolidated balance sheet as of April 30, 2022, contained herein has been derived from the audited consolidated financial statements as of April 30, 2022, but does not include all disclosures required by the U.S. GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The third-party ownership of the Company’s subsidiary is accounted for as noncontrolling interest in the consolidated financial statements. Changes in the noncontrolling interest are reported in the statement of changes in deficit.

Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of revenues and expenses for the said period. Accordingly, actual results could differ from those estimates.

Revenue Recognition

During the first quarter of 2018, the Company adopted A.S.U. 2014-09, Revenue from Contracts with Customers (Topic 606), using the cumulative-effect method. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption did not impact our consolidated financial statements other than enhancing our disclosures related to our revenue-generating activities.

The Company acts as a principal in its revenue transactions as it is the primary obligor.

	3-months ended		9-months ended
Revenue	Jan 2023	Jan 2022	Jan 2023	Jan 2022
Information technology	$60,120	$56,134	$173,559	$168,933
New World Health	$3,550	$4,586	$15,483	$18,170

Revenues from mobile app products and New World Health Brands products are generally recognized upon delivery. Revenues from History Reports are typically recognized upon delivery/download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery. The Company records deferred revenues when cash payments are received or due before our performance, including refundable amounts.

Cash Equivalents

All liquid investments with three months or less maturity are cash equivalents for the accompanying financial statements.

Fair Value Measurements

The Company has adopted ASC 820, “Fair Value Measurements (“ASC 820”).” ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The scale gives the highest priority to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs to fair value measurements of certain assets and Liabilities. The three levels of the fair value hierarchy under ASC 820 are described below:

●	Level 1 — Quoted prices for identical instruments in active markets. Level 1 assets and liabilities include debt and equity securities, derivative contracts traded in an active exchange market, and certain highly liquid securities actively traded in over-the-counter markets.
●	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
●	Level 3 — Unobservable inputs supported by little or no market activity and significant to the fair value measurements. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques based on significant unobservable inputs, as well as management judgments or estimates that are significant to the valuation.

This hierarchy requires the Company to use observable market data when available and to minimize the use of unobservable inputs when determining fair value. Observable inputs may not always be available for some products or in certain market conditions.

Income Taxes

We utilize ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The Company recognizes the impact of a position in the financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the position. Our practice recognizes interest or penalties related to income tax matters in income tax expense.

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation–Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award. It is recognized over the service period, usually the vesting period. This guidance establishes standards for accounting transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services based on the fair value of the entity’s equity instruments, or the issuance of those equity instruments may settle that.

We use the fair value method for equity instruments granted to non-employees and the Black-Scholes model to measure options’ fair value. The stock-based fair value compensation is determined as of the date of the grant or at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Inventories

The Company’s inventories represent finished goods, consisting of available products. They are accounted for using the first-in, first-out (FIFO) method and valued at the lower of cost or net realizable value. Inventory consists of finished goods for the Company’s New World Health business.

Property and Equipment

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Significant additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives. The estimated useful lives of significant depreciable assets are as follows:

Leasehold improvements	3 years
Furniture and fixtures	7 years
Website costs	3 years
Computer Equipment	5 years

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, and receivables. The Company places its cash and temporary cash investments with high-credit quality institutions. At times, such investments may be more than the FDIC insurance limit.

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

As of January 31, 2023, and April 30, 2022, approximately 32,350,243 potential shares (including 23,433,438 and 8,916,805 shares to be issued on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce the net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2023, and April 30, 2022, which consist of convertible instruments and rights to shares of the Company’s common stock. It determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed conventional, as described.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities.”

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control and could or require net cash settlement, then the contract shall be classified as an asset or a liability. The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based on the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the underlying common stock’s fair value at the note transaction’s commitment date and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest redemption date.

Reclassifications

Certain reclassifications have been made to conform with prior periods’ data to the current presentation. These reclassifications did not affect reported losses.

Recent Accounting Pronouncements-

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease requirements in Accounting Standards Codification (A.S.C.) Topic 840, “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. The Company adopted Topic 842 effective May 1, 2019, using a modified retrospective method and elected not to recognize lease terms of 12 months or less. Adopting this standard did not have a material impact on the Company’s consolidated financial statements.

Standard-setting organizations and various regulatory agencies are currently studying multiple proposed or potential accounting standards. Due to the tentative and preliminary nature of those proposed standards, we have yet to determine whether implementation of such proposed standards would be material to our consolidated financial statements and other disclosures as included in the footnotes to the financial statements.

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of January 31, 2023, the Company had an accumulated deficit of $69,448,432 and $73,984,686 respectively. A working capital deficit for the period ended January 31, 2023 and year ended April 30, 2022 (total current liabilities exceeded total current assets) of $13,454,848 and $19,344,764 respectively. The Company’s cash balance and revenues generated are insufficient. They cannot cover our operating expenses for the next twelve months from the filing date of this Report. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The Company’s existence depends on management’s ability to develop profitable operations. Management is devoting substantially all its efforts to growing its business and raising capital, and there can be no assurance that the Company’s efforts will be successful. The management’s actions are not guaranteed to result in profitable operations or resolve liquidity problems. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company’s management actively pursues additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the Company will be successful in its effort to secure additional equity financing.

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has numerous outstanding notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	January 31, 2023	April 30, 2022
Notes convertible at holder’s option	$3,042,773	$2,980,848
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	2,077,981	1,933,536
Subtotal	5,456,454	5,250,084
Adjustments
Total	$5,456,454	$5,250,084

The balance of accrued interest of the above notes as of January 31, 2023, and April 30, 2022, were $ 1,656,450 and $2,680,787, respectively, a significant decrease of $1,024,337 primarily due to several convertible notes having expired and being written off.

Certain notes payable contain variable conversion rates, and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value.

The Company’s derivative financial instruments are embedded derivatives related to the outstanding short-term Convertible Notes Payable. These embedded derivatives included certain conversion features indexed to the Company’s common stock. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related items at their fair values as of the inception date of the Convertible Notes Payable and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”), as a result of entering into the Convertible Notes Payable, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value, including modifications of terms, will be recorded as non-operating, non-cash income, or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the products is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. These Notes are subject to a six-year Statute of Limitations in which to bring any potential claims.

The change in fair value of the derivative liabilities on January 31, 2023, was calculated with the following average assumptions using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk-free interest rate	Ranging from	0.16% to 0.2%
Expected stock price volatility	Ranging from	155 to 270%
Expected dividend payout		0
Expected life in years	Ranging from	0.25 to 3.0 Years
Expected life in years	Ranging from	0.25 to 3.0 Years

Changes in derivative liability during the three months ended January 31, 2023, and April 30, 2022 were:

	January 31,	April 30,
	2023	2022
Balance, beginning of year	$9,549,640	$3,446,738
Derivative liability extinguished	(336,418)	(1,029,141)
Derivative financial liability arising on the issuance of convertible notes and warrants		-
Fair value adjustments	(3,301,866)	7,132,043
Balance, end of period	$5,911,356	$9,549,640

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of January 31, 2023, and April 30, 2022, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $371,753 and $409,403, respectively.

NOTE E – EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share; 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value; 4,200,000 shares have been designated as Series C Preferred Stock with a $1.00 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1.00 per share liquidation value.

During the nine months ending January 31, 2023.

●	Converted total of 1,738,258 preferred shares C valued at $231,396
●	Converted a total of 141,053 preferred shares D valued at $141,053

During the nine months ended January 31, 2022, the Company:

●	Converted a total of 1,969,269 preferred shares C to common shares valued at $373,893.
●	Converted a total of 3,194,418 preferred shares D to common shares valued at $975,217.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. As of January 31, 2023 and April 30, 2022 the Company’s issued and outstanding shares are 21,581,449 and 15,128,005, respectively.

During the nine months ended January 31, 2023, the Company:

●	Sold 3,102,346 shares valued at $212,500 issued for cash.
●	Issued 330,179 shares to accredited investors for cash
●	Issued 1,388,376 shares upon the conversion of shares of Series C Convertible Preferred Stock.
●	Issued 564,212 shares upon the conversion of shares of Series D Convertible Preferred Stock.
●	Issued 950,833 shares valued at $83,447 to accredited investors related to promissory notes.
●	Issued 378,909 shares valued at $35,000 to accredited investors upon conversion of promissory notes
●	Issued 1,928,899 shares for consulting services valued at $282,981

During the nine months ended January 31, 2023, the Company:

Sold to six accredited investors 2,726,036 shares of common stock for cash of $182,500; actual shares were not issued yet and recorded as commons stock to be issued.

NOTE F – FAIR VALUE MEASUREMENTS

The Company follows the guidelines established according to ASC 820, which established a framework for measuring fair value and expands disclosure about fair value measurements. ASC 820 defines fair value as the amount received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

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

The table below summarizes the fair values of financial liabilities as of January 31, 2023:

	Fair Value at	Fair Value Measurement Using
	January 31, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$5,911,356	-	-	$5,701,152

Fair values of financial liabilities as of April 30, 2022, are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$9,549,640	-	-	$9,549,640

The following is a description of the valuation methodologies used for these items:

Derivative liabilities — these instruments consist of certain variable conversion features related to notes payable obligations and certain outstanding warrants. These instruments were valued using pricing models incorporating the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value following A.S.C. Topic 825, “The Fair Value Option for Financial Issuances.”

NOTE G – PROPERTY AND EQUIPMENT

Significant classes of property and equipment on January 31, 2023, and April 30, 2022, consist of the following:

	January 31, 2023	April 30, 2022
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(213,262)	(213,262)
Net property and equipment	$-	$-

All equipment is fully depreciated as of January 31, 2023, and 2022. No additional investment in equipment for both fiscal years.

NOTE H – WARRANTS:

No warrants were issued to employees or services. As of January 31, 2023, a total of 9,229,370 warrants were vested. The computed fair value was $211,614.

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sublease which expired on July 31, 2018, and continues on a month-to-month basis thereafter. The monthly base rent is $5,100.

Rent expense was $17,100 and 43,200 for the nine months period ending January 31, 2023 and 2022, respectively.

Litigation

The Company is subject to legal proceedings and claims arising in its business’s ordinary course. Sparta can make no representations about the potential outcome of such proceedings.

As of January 31, 2023, we have not been named as parties to any further legal proceedings except those disclosed prior and updated below. From time to time, we may become involved in other legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

By way of background, the Company had received notices dated April 1, 2016, May 13, 2016, and July 22, 2016, from two lenders claiming defaults relating to conversion requests of $8,365.00 in principal plus interest, attorney fees, and $5,000.00 in principal plus interest also seeking stock conversions aside from the stated principal and interest concerning notes in the total amounts of $55,125.00 and $27,500.00, respectively, which the Company has declined to process and believes it has valid, meritorious defenses in that regard. The Company believes these claims are contingent and unliquidated and disputes the same. While there can be no assurances that the Company would prevail in any potential litigation concerning allegations brought against the Company, these potential liabilities have been recorded in the unaudited condensed consolidated financial statements.

For the above claims, on September 22, 2016, a motion for summary judgment instead of complaint was filed in the Supreme Court in the State of New York: County of Kings against the Company by a lender for the amount of $102,170.82 in principal and stock conversion interest, plus fees and costs. Plaintiff’s motion for summary judgment instead of complaint was denied on May 5, 2017. On August 22, 2018, Plaintiff brought a second motion seeking summary judgment on the liability issue, again denied by the Court on March 14, 2019. The most recent appearance in this matter had been scheduled for March 13, 2020, at which time the Court marked the case “adjourned without a date” due to the restrictions imposed on the Courts arising from the COVID-19 pandemic. To date, no further Court appearances have been scheduled in this matter. However, most notably, a favorable decision from the New York State Court of Appeals regarding the same types of transactions has since been determined to be criminally usurious and, therefore, unenforceable management believes. These were the very same defenses raised on behalf of the Company.

On October 26, 2018, a second lender commenced an action in the Supreme Court of the State of New York: New York County alleging damages from unpaid principal arising from a promissory note dated February 26, 2015, in the amount of $50,000.00 plus damages including interest and stock conversions, costs and fees. The Company disputes the enforceability of such claims for similar reasons, as stated above, based on the Court of Appeals ruling regarding the unenforceable nature of such allegations demanding usurious interest rates. On November 9, 2022 the court rendered a decision on the cross motions for summary judgment in favor of the Company granting full dismissal of all causes of action and awarded costs in favor of the Company. The time within which for plaintiff to appeal the decision has since expired.

NOTE J – SUBSEQUENT EVENTS

The Company had evaluated subsequent events for recognition and disclosure as of March 21, 2023 when the financial statements were available to be issued. The Company’s Board of Directors has approved management’s recommendation to discontinue the canabidiol (CBD) line of business effective March 31, 2023. No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and their explanatory notes included as part of this quarterly Report and (2) our annual audited consolidated financial statements and explanatory notes for the year ended April 30, 2022, as disclosed in our annual Report on Form 10-K for that year as filed with the S.E.C.

“Forward-Looking” Information

This Report on Form 10-Q contains various statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder which represent our expectations and beliefs, including, but not limited to statements concerning the Company’s business and financial plans and prospects and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events, or performances are not historical facts and may be forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and other similar expressions can, but do not always, identify forward-looking statements, which speak only as of the date such statement was made. We base these forward-looking statements on our current expectations and projections about future events, our assumptions, and our knowledge of facts when the statements are made. These statements, by their nature, involve substantial risks and uncertainties, sure of which are beyond our control, and actual results may differ materially depending on various important factors. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations, and projections expressed in forward-looking statements include those outlined in our filings with the Securities and Exchange Commission (“S.E.C.”), including Item 1A of the Company’s Annual Report of Form 10-K for the year ended April 30, 2022. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. It would be best to consider any forward-looking statements in light of this explanation, and we caution you about relying on them.

General Overview

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation with headquarters in New York City, www.spartacommercial.com. We are a multi-disciplined parent corporation operating across three business sectors – Financial Services, E-Commerce & Mobile Technology, and Health and Wellness (www.spartacommercial.com).

Sparta’s roots are in the Powersports industry. The Company provided retail installment loans and leases through authorized motorcycle dealerships in 33 states, with financing provided by institutional lenders. The Company also maintained a full underwriting and servicing platform for its portfolio. Notwithstanding the discontinuance of our initial focus on consumer loans and leases post Lehman and during the 2008 financial crisis, in 2007, the Company introduced a new initiative, Municipal Financing (www.spartamunicipal.com), which has financed over 100 jurisdictions to date. Sparta’s Municipal Finance program is available to all nonprofit organizations, institutions, and entities. All nonprofit organizations which adhere to I.R.S. guidelines, including 501 (c) 3 of the Internal Revenue Code, are eligible. Both public nonprofits, also known as public charities supported with publicly collected funds, and private nonprofits, also known as private foundations backed by an individual or business entity, qualify for the program.

Consumers, retailers, municipals, nonprofits, auction houses, banks, and insurance companies scrutinize title history reports for the vital information needed and factored into crucial business decisions affecting the bottom line. Vehicle History Reports are a staple of Sparta’s E-Commerce Technology subsidiary iMobile Solutions, Inc. Whether a vehicle is intended for business or recreational use, Sparta’s Vehicle History Reports are highly regarded for accuracy and completeness. They have been sold across all 50 states and in 62 countries worldwide. They provide a trusted layer of assurance to vehicle buyers and are available on our websites as well as on various dealership websites. They include Cyclechex (Motorcycle History Reports at www.cyclechex.com), RVchex (Recreational Vehicle History Reports at www.rvchex.com), and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com).

The Company’s E-Commerce and Mobile Technology subsidiary name change to iMobile Solutions, Inc., from Specialty Reports, Inc., in 2016, signifies its ever-broadening service offerings in the evolving technology landscape. With iMobile App (www.imobileapp.com), the Company provides mobile technology services, including web and mobile application creation, development, and management for a wide range of businesses to increase revenue, build brand recognition, and improve customer engagement. Our ever-broadening business base of mobile applications includes vehicle dealerships and racetracks, private clubs and country clubs, schools and entertainment venues, restaurants, grocery stores, and various other merchant types. (www.imobileapp.com/app-gallery). The Company also designs, launches, maintains, and hosts websites for businesses incorporating SEO (search engine optimization), social media marketing, and online reviews to improve their presence online.

We provide specific, tailored action plans for our clients’ websites that include services such as eCommerce, CRM (Customer Relationship Management) development, and integration. This custom software helps businesses communicate with customers and can also be used for employees to communicate internally. The CRM software can be web-based, integrated with a mobile app, or both. We work with clients to understand their unique needs and incorporate the features and requirements that are most important to them and will facilitate their business growth and success. Correspondingly, the Company designs and builds custom kitchen ordering software for independent grocery stores, delicatessens, and other food service businesses. The software can be designed in various ways, including mobile devices and in-store ordering. The kitchen ordering software is enabled with payment integration, text messaging notification, wireless printing, and other features. iMobile Solutions, Inc. provides a turn-key solution for businesses looking to simplify or streamline their kitchen ordering process. Additionally, we offer text messaging services, which supplement business marketing strategies to gain and retain brand loyalty among its clients, customers, and investors. Our text messaging platform allows clients to manage, schedule, and analyze text message performance quickly.

Sparta created its subsidiary, New World Health Brands, Inc., in April 2019, on the heels of the Agriculture Improvement Act (also known as the Farm Bill), signed into law last December 20, 2018. Consequently, hemp (CBD) was removed from Schedule 1 of the Controlled Substances Act. Company management recognized the substantial business opportunity in the rapidly expanding hemp-CBD (cannabidiol) market in the United States. During 2019-2020, we sourced, developed, and tested 5 CBD product categories totaling 31 products. We procured premium, domestic-grade, full-spectrum, broad-spectrum, and THC-free hemp, created product packaging and labeling, and implemented fulfillment to launch an online Business-to-Consumer website: www.newworldhealthcbd.com on December 21, 2019.

Sparta’s response to the onset of the COVID-19 pandemic in early 2020 quickly took shape with thorough investigations into evolving customer trends in health and wellness. As a result, we expanded New World Health Brands and developed a new product line of natural dietary supplements. In August 2020, we launched an online B to C website: www.newworldhealthbrands.com, featuring high-quality nutritional supplements, including vitamins and minerals, such as Zinc, Magnesium, Boron, Iodine, Beetroot Extract, Selenium, Vitamin B Complex, Vitamin C and PQQ. To ensure the safety and quality of our products, all health and wellness offerings are exclusively sourced and manufactured in the United States and adhere to strict U.S. standards and guidelines. Sparta’s commitment to high standards and transparency is tantamount to being a trusted brand.

Sparta’s subsidiary, Sparta Crypto, Inc., www.SpartaCrypto.com, was established on September 25, 2020, and is in the process of completing a proprietary state-of-the-art platform designed to connect users of widely adopted digital currencies with sellers of various goods and services. The platform has not launched and the Company can make no assurances that the described plan will reach implementation. In addition, the Company has completed and tested a cryptocurrency payment gateway called SpartaPayIQ, www.SpartaPayIQ.com, which is functional and was formally announced on March 3, 2022.

Agoge Global USA, Inc. was formed as a subsidiary of Sparta Crypto, Inc. in December 2022 and entered in to a Joint Venture Agreement with WeDev Group to facilitate cross-border transactions between importers and exporters of goods from the U.S. and Brazil. In addition, Agoge Global USA provides business intermediary services to global importers and exporters of goods and services. These services include, but are not limited to, industry introductions, tax compliance assistance, import and export documentation assistance, reselling services in other jurisdictions, and facilitation of cross-border transactions.

RESULTS OF OPERATIONS

Comparison of the nine Months Ended January 31, 2023, and 2023

For the nine months ended January 31, 2023, and 2022, we have generated limited sales revenues, incurred significant expenses, and sustained substantial operating losses.

Revenues

Revenues totaled $189,042 during the nine months ending January 31, 2023, compared to $187,103 during the nine months ending January 31, 2022. Revenues from information technology and sales of New World Health Products remain on the same level for both periods.

Cost of Revenue

The revenue consists of costs and fees paid to third parties to construct and maintain mobile apps and payments for subscription services related to vehicle history reports and the cost of goods purchased for New World Health Brand products. The cost of revenue was $31,987 during the nine months ended January 31, 2023, compared to $32,551 during the nine months ended January 31, 2022. This $562, or a 2% decline, was due to the cost of New World Health Brands’ product line inventory purchases being slightly lower than the previous period.

Operating Expenses

Operating expenses were $1,239,451 during the nine months ended January 31, 2023, compared to $847,017 during the nine months ended January 31, 2022, an increase of $392,434 or 46%, primarily due to increased legal and professional fees and stock-based compensation in the current period. General office expenses increased by $62,268 was due mainly to software development cost for the new business venture in Sparta Crypto $41,183

Expenses incurred during the current nine months period consisted primarily of the following expenses:

	January 31, 2023	January 31, 2022	Increase (Decrease)%
Compensation, option, and related cost	$594,299	$452,011	$142,288	31%
Accounting, audit and professional fees	42,763	50,642	(7,879)	-15%
Consulting Fees	356,000	142,884	213,117	149%
Rent and Utilities	49,700	67,058	(17,358)	-29%
General office expenses	196,690	134,422	62,268	46%
	$1,239,454	$847,017	$392,437	46%

Other (income) expense

Other income is comprised primarily of writing off some convertible notes of $625,064, which were expired and no longer an obligation for the company and offset by gain in valuation in fair value of our derivative liabilities of $5,044,879. In the previous year, there was no debt forgiveness, and a loss on the change in fair value of our derivative liabilities was $5,911,356. The significant change in value of derivative liabilities primarily due to lower value of stock prices and the write off of the expired convertible notes.

Net income (loss)

Our net income attributable to common stockholders for the nine months ended January 31, 2023, was $4,536,254 compared to a net loss of $6,836,851 for the nine months ended January 31, 2022, primarily due to the change in valuation of derivative liabilities $5,044,878 for this period as compared to nine months ending January 31, 2022, we have a loss in valuation in fair value of derivative liabilities of $5,990,400.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2023, we had an accumulated deficit of $69,448,432, a decreased of $3,105,912 compared to the fiscal year-end April 30, 2022, primarily due to the recognition of other income posted during the nine months ending January 31, 2023, as explained above.

The net cash flow used by operations was $1,047,550 for the nine months ending January 31, 2023. This deficit results primarily from our net income of $4,546,048 offset by a net gain in fair value valuation of derivative liabilities of $5,044,878, write-off of promissory notes of $936,600 and increased accounts payable and accrued expense decreased by $78,215.

We met our cash requirements during the period through proceeds from the issuance of stock for a total of $135,000 and a bank overdraft of $13,895. We also have converted a net total of $623,930 of Promissory notes to equity.

We anticipate minimal research and development expenditures or expect the sale or acquisition of any significant property, plant, or equipment during the next twelve months. On January 31, 2023, we had five full-time employees, three part-time employees, and one intern. If we fully implement our business plan, our employment base may increase during the next twelve months. As we continue to expand, we will incur additional costs for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. We are still determining if we will successfully raise the necessary funds or generate revenues sufficient to fund the potential increase in the number of employees. A union does not represent our employees.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required to meet our current and potential future cash flow deficits from operations.

We continue to seek additional financing, whether in the form of senior debt, subordinated debt, or equity. We currently have no commitments for financing that are not at the investor’s election. There is no guarantee that we will successfully raise funds required to support our operations.

We will need approximately $1,000,000 in addition to our normal operating cash flow to conduct operations during the next twelve months. However, there can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders. Such additional equity securities may have rights, preferences, or privileges that are senior to those of our existing common or preferred stock. Furthermore, if available, debt financing will require the payment of interest. However, it may involve restrictive covenants limiting our operating flexibility if we cannot generate sufficient liquidity from operations or raise enough capital resources on acceptable terms. In that case, this could have a material adverse effect on our business, results of operations, liquidity, and financial condition. We must adjust our planned operations and development on a more limited scale.

The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America, and no seasonal aspects would have a material impact on our financial condition or results of operations.

GOING CONCERN ISSUES

The Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern. We cannot assure that our business operations will develop and provide us with significant cash to continue operations. If we cannot build our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock.

To improve the Company’s liquidity, the Company’s management is actively pursuing additional financing through discussions with investment bankers, financial institutions, and private investors. There can be no assurance that the Company will be successful in its effort to secure additional financing.

We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to develop profitable operations. We are devoting all our efforts to growing our business and raising capital. Our net operating losses increase the difficulty in meeting such goals, and there can be no assurance that such methods will prove successful.

The primary issues management will focus on in the immediate future include: seeking additional credit facilities from institutional lenders, institutional investors for debt or equity investments in our Company, short-term interim debt financing: and private placements of debt and equity securities with accredited investors.

To address these issues, we have engaged a financial advisory firm to advise and assist us in negotiating and raising capital.

INFLATION

The impact of inflation on the costs of the Company and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company’s operations over the past quarter, and the Company does not anticipate that inflationary factors will have a substantial effect on future operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements or participate in non-exchange traded contracts requiring fair value accounting treatment.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While several significant accounting policies affect our financial statements, the following critical accounting policy involves the most complex, difficult, and subjective estimates and judgments.

Revenue Recognition

During the first quarter of 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the cumulative-effect method. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption did not impact our consolidated financial statements other than the enhancement of our disclosures related to our revenue-generating activities.

The Company acts as a principal in its revenue transactions as it is the primary obligor.

Revenues from mobile app products and New World Health Brands products are generally recognized upon delivery. Revenues from History Reports are generally recognized upon delivery/download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery. The Company records deferred revenues when cash payments are received or due before our performance, including refundable amounts.

Information Technology:

The Company recognizes revenue when the following criteria have been met:

●	Persuasive evidence of an arrangement exists.
●	No significant Company obligations remain.
●	Collection of the related receivable is reasonably assured.
●	The fees are fixed or determinable.

The Company acts as a principal in its revenue transactions as it is the primary obligor.

Revenues from mobile app products are generally recognized upon delivery. Revenues from History Reports are generally recognized upon delivery/download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery.

New World Health Brands:

Revenues from New World Health Brands products are generally recognized upon delivery.

Stock-Based Compensation

The Company adopted Financial Accounting Standards Board Accounting Standard Codification Topic 718 (“ASC 718-10”), which records compensation expense on a straight-line basis, generally over the explicit service period of three to five years.

ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards. The Company’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding several highly complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the awards term and other market variables, such as the risk-free interest rate.

Inventories

Inventory comprises finished goods for the Company’s New World Health Brands business. The Company’s inventories represent finished goods, consisting of products available for sale. They are accounted for using the first-in, first-out (FIFO) method and valued at the lower cost or net realizable value.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815-40”).

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control and could or require net cash settlement, then the contract shall be classified as an asset or a liability. The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based on the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the underlying common stock’s fair value at the note transaction’s commitment date and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest redemption date.

Derivative Liabilities

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed conventional, as described.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2023. Based on the evaluation of these disclosure controls and procedures and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of April 30, 2022, using the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet necessary enough to merit attention by those responsible for oversight of the Company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2022, we determined that control deficiencies existed that constituted material weaknesses, as described below:

● lack of documented policies and procedures;

● we have no audit committee;

● there is a risk of management override, given that our officers have a high degree of involvement in our day-to-day operations;

● there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have been unable to improve our internal controls over financial reporting during the year ending April 30, 2022. However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets, and the recording of transactions will be performed by separate individuals. Management is currently evaluating the steps to address these material weaknesses.

Accordingly, these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures to conclude that our consolidated financial statements for the year ended April 30, 2022, included in this quarterly report on Form 10-Q, were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the nine months ended January 31, 2023, are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of January 31, 2023, we have not been named as parties to any further legal proceedings except those disclosed prior and updated below. From time to time, we may become involved in other legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

By way of background, the Company had received notices dated April 1, 2016, May 13, 2016, and July 22, 2016, from two lenders claiming defaults relating to conversion requests of $8,365.00 in principal plus interest, attorney fees, and $5,000.00 in principal plus interest also seeking stock conversions aside from the stated principal and interest concerning notes in the total amounts of $55,125.00 and $27,500.00, respectively, which the Company has declined to process and believes it has valid, meritorious defenses in that regard. The Company believes these claims are contingent and unliquidated and disputes the same. While there can be no assurances that the Company would prevail in any potential litigation concerning allegations brought against the Company, these potential liabilities have been recorded in the unaudited condensed consolidated financial statements.

Concerning the above claims, on September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court in the State of New York: County of Kings against the Company by a lender for the amount of $102,170.82 in principal and stock conversion interest, plus fees and costs. Plaintiff’s motion for summary judgment in lieu of complaint was denied on May 5, 2017. On August 22, 2018, Plaintiff brought a second motion seeking summary judgment on the liability issue, again denied by the Court on March 14, 2019. The most recent appearance in this matter had been scheduled for March 13, 2020, at which time the Court marked the case “adjourned without a date” due to the restrictions imposed on the Courts arising from the COVID-19 pandemic. To date, no further Court appearances have been scheduled in this matter. However, most notably, a favorable decision from the New York State Court of Appeals regarding the same types of transactions has since been determined to be criminally usurious and, therefore, unenforceable management believes. These were the very same defenses raised on behalf of the Company.

On October 26, 2018, a second lender commenced an action in the Supreme Court of the State of New York: New York County alleging damages from unpaid principal arising from a promissory note dated February 26, 2015, in the amount of $50,000.00 plus damages including interest and stock conversions, costs and fees. The Company disputes the enforceability of such claims for similar reasons, as stated above, based on the Court of Appeals ruling regarding the unenforceable nature of such claims demanding usurious interest rates. On November 9, 2022 the court rendered a decision on the cross motions for summary judgment in favor of the Company granting full dismissal of all causes of action and awarded costs in favor of the Company. The time within which for plaintiff to appeal the decision has since expired.

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations, including those described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or deemed immaterial may also impair our business operations. A description of factors that could materially affect our business, financial condition, or operating results was included in Item 1A, “Risk Factors,” of our Form 10-K for the year ended April 30, 2022, and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Each issuance and sale of securities described below was deemed exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. No advertising or general solicitation was employed in offering the securities. Each purchaser is a sophisticated investor (as described in Rule 506(b) (2) (ii) of Regulation D) or an accredited investor (as defined in Rule 501 of Regulation D). Each received adequate information about the Company or had access to such information, through employment or other relationships, to such information.

Sales of Preferred Stock, Common Stock, and Warrants:

During the nine months that ended January 31, 2023, the Company:

●	Sold to seven accredited investors 3,102,346 shares of common stock for cash of $212,500
●	Entered into promissory notes with three accredited investors totaling $155,000
●	Entered into promissory notes with seven accredited investors in a subsidiary totaling $212,000
●	Converted four equity investments by an accredited investor in a subsidiary totaling $57,000 into 500,094 shares of common stock

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. I.N.S.*	Inline XBRL Instance Document
101. S.C.H.*	Inline XBRL Taxonomy Extension Schema
101. C.A.L.*	Inline XBRL Taxonomy Extension Calculation Linkbase
101. D.E.F.*	Inline XBRL Taxonomy Extension Definition Linkbase
101. L.A.B.*	Inline XBRL Taxonomy Extension Label Linkbase
101. P.R.E.*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

Date: March 22, 2023	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

