Form 10-Q/A
period 2023-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2023-03-27
CIK 318299

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended January 31, 2023 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023, is to correct certain technical and typographical errors in the interim Financial Statements and accompanying Notes to Interim Financial Statements, to furnish subsequent adjustments to the financial statements for the 3-month period ended January 31, 2022 due to clerical errors, and the Inline eXtensible Business Reporting Language (iXBRL) data.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2023, AND APRIL 30, 2022

(Unaudited)

	January 31, 2023	April 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$612	$317
Accounts receivable	2,169	-
Inventory	5,256	8,422
Other current assets	-	-
Total Current Assets	8,037	8,739
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $213,262, respectively	-	-
Deposits - rent deposit	9,000	9,000
Total assets	$17,037	$17,739
LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Bank overdraft	$41,097	$27,202
Accounts payable and accrued expenses	1,751,557	1,673,342
Short Term Loan	1,585	1,585
Current portion notes payable	7,139,773	8,070,871
Deferred revenue	8,037	13,385
Derivative liabilities	4,504,762	9,549,640
Total Current Liabilities	13,446,811	19,336,025
Loans payable-related parties	394,753	432,403
Total Long Term Liabilities	394,753	432,403
Total liabilities	$13,841,564	$19,768,428
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of January 31, 2023 and April 30, 2022 respectively	12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share,1,979,157 and 2,363,000 shares issued and outstanding as of January 31,2023 and April 30,2022 respectively	1,979	2,363
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 937,754 and 618,411 shares issued and outstanding as of January 31, 2023 and April 30, 2022, respectively	938	618
Common stock, $0.001 par value; 750,000,000 shares authorized, and 21,581,449 and 15,128,005 shares issued and outstanding as of January 31, 2023 and April 30, 2022, respectively	21,113	15,128
Common stock to be issued 23,333,438 and 8,916,805 respectively	23,334	8,292
Additional paid-in-capital	54,570,072	53,210,921
Accumulated deficit	(69,448,432)	(73,984,686)
Total deficiency in stockholders’ equity	(14,818,496)	(20,734,864)
Non-controlling interest	993,969	984,175
Total Deficit	(13,824,527)	(19,750,689)
Total Liabilities and Deficit	$17,037	$17,739

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months and six months ended January 31, 2023, AND 2022

(Unaudited)

	For three months ended January			For nine months ended January
	2023	(As Reported) 2022	(Adjusted) 2022	2023	2022
Revenue
Information technology	$60,120	$112,691	$56,134	$173,559	$168,933
New World Health Brands	3,550	8,714	4,586	15,483	18,170
Total Revenue	63,670	121,405	60,720	189,042	187,103
Less Cost of goods sold	9,142	19,435	9,258	31,987	32,551
Gross profit	$54,528	$101,970	$51,462	$157,055	$154,552
Operating expenses:
General and administrative	403,695	590,304	340,280	1,239,454	847,017
Research and Development	-		-	41,969
Total operating expenses	$403,695	$590,304	340,280	$1,281,423	$847,017
Loss from operations	$(349,167)	$(488,334)	(288,818)	$(1,124,368)	$(692,465)
Other (income) expense:
Other income	$(473)	$(3,297)	$(3,297)	$(473)	$(11,356)
Write off convertible notes	324,969	-		(625,064)	-
Financing cost	(2,305)	180,750	-	-	180,750
Loss (gain) in changes in fair value of derivative liability	(1,757,044)	1,062,260	1,442,908	(5,044,879)	5,990,400
Total other (income) expense	$(1,434,852)	$1,239,713	1,439,611	$(5,670,415)	$6,159,794
Net income (loss)	(1,085,686)	(1,728,047)	(1,728,429)	4,546,048	(6,852,259)
Net profit attributable to minority shareholder	(3,081)	(15,472)	(15,452)	(9,794)	15,790
Preferred dividend	-		(382)	-	(382)
Net income (loss) attributed to common stockholders	$(1,082,605)	$(1,743,526)	(1,744,263)	$4,536,254	$(6,836,851)
Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	-	(0.13)	(0.4300)	-	(0.55)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.05)	$(0.10)	(0.13)	$0.25	$(0.54)
Weighted average shares outstanding	19,686,822	13,265,570	13,265,570	18,074,511	12,568,827

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICITS

For the nine months ended January 31, 2023, and 2022

	Series A		Series C		Series D				Common Stock		Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2022	125	$12,500	2,163,000	$2,363	618,411	$618	15,128,005	$15,128	8,916,805	$8,292	$53,210,921	$(73,984,686)	$984,175	$(19,750,689)
Conversion of Preferred to common shares			(60,000)	(60)			60,000	60			9,940			9,940
Issuance of common shares for cash									1,824,771	1,824	93,175			94,999
Issuance of shares for services							1,594,960	1,595			243,786			245,381
Stocks issued for equity							518,333	518			44,128			44,646
Net loss for the quarter	-	-	-	-	-	-	-	-	-	-	-	1,101,351	3,924	1,105,275
Balance July 31, 2022	125	12,500	2,103,000	2,303	618,411	618	17,301,298	17,301	10,741,576	10,116	53,601,950	(72,883,335)	988,099	(18,250,448)
Conversion of Preferred to common shares C			(581,000)	(581)			581,000	581			96,915			96,915
Conversion of Preferred to common shares D					(141,000)	(141)	141,000	141			141,053			141,053
Stocks issued as note holder incentive							212,500	213			19,388			19,601
Issuance of shares for equity							330,179	330			24,670			25,000
Issuance of common shares for cash							134,805	135	505,861	506	49,359	-		50,000
Net loss for the quarter	-	-	-	-	-	-	-	-	-	-	-	2,352,298	2,789	2,355,087
Balance October 31, 2022	125	12,500	1,522,000	1,722	477,411	477	18,700,782	18,701	11,247,437	10,622	53,933,335	(70,531,037)	990,888	(15,562,792)
Conversion of preferred shares			(1,922,101)	(1,922)			747,000	747	1,175,101.00	1,175.10	190,103			190,103
Issuance for Notes payable							378,909	379			34,160			34,539
Issuance of shares for equity			-	-	-	-	952,036	952			83,098			84,050
Issuance of stock for services							333,939	334			37,261			37,595
Reconciling shares			2,379,258	2,179	460,343	461	468,783		10,910,900	11,537	315,863			330,040
Net income for the quarter												1,082,605	3,081	1,085,686
Balance January 31, 2023	125	$12,500	1,979,157	$1,979	937,754	$938	21,581,449	$21,113	23,333,438	$23,334	$54,570,072	$(69,448,432)	$993,969	$(13,824,527)

Balance April 30, 2021	125	$12,500	4,132,269	$4,145	1,493,962	$1,494	9,809,877	$9,810	1,214,528	$1,215	$51,351,156	$(64,993,250)	$986,999	$(12,625,931)
Issuance of Preferred and Common Stock for Cash			(704,300)	(704)	(302,551)	(303)	1,574,001	1,574			373,326			373,893
Conversion of notes to common shares							125,000	125			24,875			25,000
Issuance of common shares for cash									1,134,697	1,135	98,183			99,318
Net loss												379,802	338	380,140
Balance July 31, 2021	125	12,500	3,427,969	3,441	1,191,411	1,191	11,508,878	11,509	2,349,225	2,350	51,847,540	(64,613,448)	987,337	(11,747,580)
Issuance of Preferred and Common Stock for Cash			(281,000)	(281)	(409,000)	(409)			(2,349,225)	(2,350)	(317,979)			(321,019)
Issuance of common shares for cash							696,475	696	22,442,105	22,443	(22,443)			696
Net loss for the quarter October 31, 2021												(4,759,480)	311	(4,759,169)
Balance October 31, 2021	125	12,500	3,146,969	3,160	782,411	782	12,205,353	12,205	22,442,105	22,443	51,507,118	(69,372,928)	987,648	(16,827,072)
Conversion of preferred shares			(983,969)	(797)	(164,000)	(164)	1,620,417	1,841	995,400	995	1,295,521		(960)	1,296,436
Issuance of shares for services							427,235	427			25,063			25,490
Preferred Dividend													(382)	(382)
Net loss (adjusted)												(1,728,047)	(15,452)	(1,743,526)
Balance January 31, 2022	125	$12,500	2,163,000	$2,363	618,411	$618	14,253,005	$14,473	23,437,605	$23,438	$52,827,502	$(71,466,089)	$971,827	$(17,614,168)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended January 31, 2023, and 2022

(UNAUDITED)

	For nine months ended
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ( loss )	$4,546,048	$(6,852,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	262,466
Loss (Gain) from change in fair value of derivative liabilities	(5,044,879)	5,990,400
Amortization of debt discount	-	40,000
Non-cash financing cost	-	180,750
Non-cash consulting fees	2,480	90,448
Write off promissory notes	(625,064)	(190,186)
Changes in operating assets and liabilities
Accounts receivable	(2,168)	(2,273)
Inventory	3,166	3,844
Accounts payable and accrued expenses	78,215	15,736
Deferred revenue	(5,348)	(8,432)
Net cash used in operating activities	$(1,047,550)	$(469,506)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	$13,895	$626
Proceeds from sale of stock	135,000	407,500
Payments on notes payable	-	(267,428)
Proceeds from related party notes	-	-
Payments on related party notes	(37,650)	-
Conversion of promissory notes	936,600	359,123
Net cash provided by financing activities	$1,047,845	$499,821

Net (decrease) increase in cash	$295	$30,315

Cash and cash equivalents, beginning of period	317	396
Cash and cash equivalents, end of period	$612	$30,711

Cash paid for:
Interest
Income taxes	-	-

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

The Company acts as a principal in its revenue transactions as it is the primary obligor.

	3-months ended		9-months ended
Revenue	Jan 2023	Jan 2022 (Adjusted)	Jan 2023	Jan 2022
Information technology	$60,120	$56,134	$173,559	$168,933
New World Health	$3,550	$4,586	$15,483	$18,170
Total	63,670	60,720	189,042	187,103

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

As of January 31, 2023, and April 30, 2022, approximately 32,350,243 potential shares (including 23,333,438 and 8,916,805 shares to be issued on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce the net loss per share.

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

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of January 31, 2023, the Company had an accumulated deficit of $69,448,432 and $73,984,686 respectively. A working capital deficit for the period ended January 31, 2023 and year ended April 30, 2022 (total current liabilities exceeded total current assets) of $13,438,774 and $19,327,286 respectively. The Company’s cash balance and revenues generated are insufficient. They cannot cover our operating expenses for the next twelve months from the filing date of this Report. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

The change in fair value of the derivative liabilities on January 31, 2023, was calculated with the following average assumptions using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk-free interest rate	Ranging from	0.16% to 0.2%
Expected stock price volatility	Ranging from	155 to 270%
Expected dividend payout		0
Expected life in years	Ranging from	0.25 to 3.0 Years
Expected life in years	Ranging from	0.25 to 3.0 Years

Changes in derivative liability during the three months ended January 31, 2023, and April 30, 2022 were:

	January 31,	April 30,
	2023	2022
Balance, beginning of year	$9,549,640	$3,446,738
Derivative liability extinguished	(336,418)	(1,029,141)
Derivative financial liability arising on the issuance of convertible notes and warrants		-
Fair value adjustments	(4,168,344)	7,132,043
Balance, end of period	$4,504,762	$9,549,640

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

The table below summarizes the fair values of financial liabilities as of January 31, 2023:

	Fair Value at	Fair Value Measurement Using
	January 31, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$4,504,762	-	-	$4,504,762

Fair values of financial liabilities as of April 30, 2022, are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$9,549,640	-	-	$9,549,640

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

Rent expense was $49,700 and 43,200 for the nine months period ending January 31, 2023 and 2022, respectively.

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

Cost of Revenue

The revenue consists of costs and fees paid to third parties to construct and maintain mobile apps and payments for subscription services related to vehicle history reports and the cost of goods purchased for New World Health Brand products. The cost of revenue was $31,987 during the nine months ended January 31, 2023, compared to $32,551 during the nine months ended January 31, 2022. This $564, or a 2% decline, was due to the cost of New World Health Brands’ product line inventory purchases being slightly lower than the previous period.

Operating Expenses

Operating expenses were $1,281,423 during the nine months ended January 31, 2023, compared to $847,017 during the nine months ended January 31, 2022, an increase of $434,406 or 51%, primarily due to increased legal and professional fees and stock-based compensation in the current period. General office expenses increased by $62,268 was due mainly to software development cost for the new business venture in Sparta Crypto $41,183

Expenses incurred during the current nine months period consisted primarily of the following expenses:

	January 31, 2023	January 31, 2022	Increase (Decrease)%
Compensation, option, and related cost	$594,299	$452,011	$142,288	31%
Accounting, audit and professional fees	42,763	50,642	(7,879)	-15%
Consulting Fees	356,000	142,884	213,117	149%
Rent and Utilities	49,700	67,058	(17,358)	-29%
General office expenses	196,690	134,422	62,268	46%
Research and development	41,969		41,969	100%
	$1,281,423	$847,017	$392,437	46%

Other (income) expense

Other income is comprised primarily of writing off some convertible notes of $625,064, which were expired and no longer an obligation for the company and offset by gain in valuation in fair value of our derivative liabilities of $5,044,879. In the previous year, there was no debt forgiveness, and a loss on the change in fair value of our derivative liabilities was $4,504,762. The significant change in value of derivative liabilities primarily due to lower value of stock prices and the write off of the expired convertible notes.

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

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2023, we had an accumulated deficit of $69,448,432, a decreased of $4,536,254 compared to the fiscal year-end April 30, 2022, primarily due to the recognition of other income posted during the nine months ending January 31, 2023, as explained above.

The net cash flow used by operations was $1,047,550 for the nine months ending January 31, 2023. This deficit results primarily from our net income of $4,546,048 offset by a net gain in fair value valuation of derivative liabilities of $5,044,878, write-off of promissory notes of $625,064 and increased accounts payable and accrued expense decreased by $78,215.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: March 27, 2023	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

