Form 10-K
period 2023-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2023-08-18
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, on April 30, 2023 was $978,241.

As of August 17, 2023, we had 23,951,111 shares of common stock issued and outstanding.

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

Sparta’s roots are in the Powersports industry. The Company provided retail installment loans and leases through authorized motorcycle dealerships in 33 states, with financing lines of credit provided by institutional lenders. The Company also created and maintained a full underwriting and servicing platform for its portfolio. Notwithstanding the discontinuance of our initial focus on consumer loans and leases post Lehman and during the 2008 financial crisis; in 2007, the Company had introduced a new initiative which continued without interruption, Municipal Financing, (www.spartamunicipal.com), which has financed over 100 jurisdictions to date. Sparta’s Municipal Finance program is also currently available to all nonprofit organizations, institutions and entities. All nonprofit organizations which adhere to IRS guidelines, including 501 (c) 3 of the Internal Revenue Code, are eligible. Both public nonprofits, also known as public charities supported with publicly collected funds, and private nonprofits, also known as private foundations supported by an individual or business entity, qualify for the program.

Vehicle History Reports are a staple of Sparta’s E-Commerce Technology subsidiary iMobile Solutions, Inc. Whether a vehicle is intended for business or recreational use, Sparta’s Vehicle History Reports are highly regarded for accuracy and completeness and have been sold across all 50 states and in 62 countries worldwide. They provide a trusted layer of assurance to vehicle buyers and are available onlineand at a range of various dealership websites and showrooms. They include Cyclechex (Motorcycle History Reports at www.cyclechex.com), RVchex (Recreational Vehicle History Reports at www.rvchex.com), and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com). Consumers, retailers, auction houses, banks and insurance companies alike scrutinize title history reports for the vital information needed and factored into crucial business decisions that affect the bottom line.

The Company’s E-Commerce and Mobile Technology subsidiary name change to iMobile Solutions, Inc., from Specialty Reports, Inc., in 2016, signifies its ever-broadening service offerings in the evolving technology landscape. With iMobile App (www.imobileapp.com), the Company provides mobile technology services, including web and mobile application creation, development and management for a wide range of businesses to increase revenue, build brand recognition, and improve customer engagement. Our ever-broadening business base of mobile application includes vehicle dealerships and racetracks, private clubs and country clubs, schools and entertainment venues, restaurants and grocery stores, as well as various other merchant types. (www.imobileapp.com/app-gallery). The Company also designs, launches, maintains and hosts websites for businesses incorporating SEO (search engine optimization), social media marketing, and online reviews to improve their presence online. We provide specific, tailored action plans for our clients’ websites that include services such as eCommerce, CRM (Customer Relationship Management) development and integration. This custom software not only helps businesses communicate with customers but can also be inward-facing used for employees to communicate internally. The CRM software can be web based, integrated with a mobile app, or both. We work with clients to understand their unique needs and incorporate the features and requirements that are most important to them and will facilitate their business growth and success. Correspondingly, the Company designs and builds custom kitchen ordering software for independent grocery stores, delicatessens, and other customer-facing food service businesses. The software can be designed for use in a combination of ways including mobile devices and in-store ordering. The kitchen ordering software is enabled with payment integration, text messaging notification, wireless printing, and other features. iMobile Solutions, Inc. provides a turn-key solution for any business looking to simplify or streamline their kitchen ordering process. Additionally, we offer text messaging services, which supplement business marketing strategies both to gain and retain brand loyalty among its clients, customers and investors. Our text messaging platform allows our clients to easily manage, schedule and analyze text message performance.

Sparta created its subsidiary, New World Health Brands, Inc., in April 2019, on the heels of the Agriculture Improvement Act (also known as the Farm Bill), which was signed into law the previous December 20, 2018. Consequently, hemp (CBD) was removed from Schedule 1 of the Controlled Substances Act. Company management recognized the substantial business opportunity that lay ahead in the rapidly expanding hemp-CBD (cannabidiol) market in the United States. During 2019-2020, we sourced, developed and tested 5 CBD product categories totalling 31 products. We procured premium, domestic-grade, full-spectrum, broad-spectrum, and THC free hemp, created product packaging and labelling, and implemented fulfilment to launch an online B to C website on December 21, 2019. The Company’s Management and the Board of Directors determined it was in Sparta’s best interest as a public company to exit the CBD business. Effective March 31, 2023, the Company ceased all CBD initiatives as reported as a Subsequent Event in the Company’s Form 10-Q filed for the period ending January 31, 2023. The Company’s decision to close its hemp-derived CBD product division was based on the uncertainty of federal legalization that has caused confusion and caution among distributors, retailers and financial services companies in their efforts to embrace CBD and bring it to market.

Sparta’s response to the onset of the COVID 19 pandemic in early 2020 quickly took shape with thorough investigations into evolving customer trends in health and wellness. As a result, we expanded New World Health Brands and developed a new product line of natural dietary supplements. In August 2020, we launched an online B to C website: www.newworldhealthbrands.com, featuring high quality dietary supplements, including vitamins and minerals, such as, Iodine for children and adults, Boron, copper/Zinc/Selenium, , Magnesium, Spermidine, Vitamin B Complex, Vitamin C and PQQ. We continue to study the market as we consider new products to add to our offerings. To ensure the safety and quality of our products, all health and wellness offerings are exclusively sourced and manufactured in the United States and adhere to strict U.S standards and guidelines. Sparta’s commitment to high standards and transparency are tantamount to being a trusted brand.

Sparta’s subsidiary, Sparta Crypto, Inc., www.SpartaCrypto.com, was established in September 2020 and is in the process of completing a proprietary state-of-the-art platform designed to connect users of widely adopted digital currencies with sellers of various goods and services. The platform is scheduled to launch in 2023 and the Company can make no assurances that the described plan will reach implementation. In addition, the Company has completed and tested a cryptocurrency payment gateway called SpartaPayIQ, www.SpartaPayIQ.com, which is functional and was formally announced on March 3, 2022. Subsequently, SpartaPayIQ is the transactional engine behind Sparta Crypto and Agoge Global USA, Inc. (“Agoge”). Agoge was formed as a subsidiary of Sparta Crypto, Inc. in December 2022 and entered in to a Joint Venture Agreement with WeDev Group of Brazil to facilitate cross-border transactions between importers and exporters of goods from the U.S. and Brazil. In addition, Agoge Global USA provides business intermediary services to global importers and exporters of goods and services. These business-to-business services provided through our joint venture agreement with WeDev include, but are not limited to, industry introductions, providing tax and regulatory compliance guidance, import and export documentation assistance, reselling services in other jurisdictions, and facilitation of cross-border transactions.

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

The Company has developed and managed mobile apps since 2011, creating hundreds of mobile apps for a wide variety of businesses for customers in 49 states and Canada. We believe iMobileApp is the largest provider of mobile app technology to the Harley-Davidson dealership network in the United States.

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

VEHICLE HISTORY REPORTS

The vehicle history report group is currently marketing through its websites: Cyclechex Motorcycle History Reports (www.cyclechex.com), RVchex RV History Reports (www.rvchex.com), and Truckchex Heavy Duty Truck History Reports (www.truckchex.com). These reports contain valuable information for consumers, dealers, insurers, auction houses, and lenders. The information includes a vehicle’s history, such as disclosed damage, salvaged or rebuilt title brands, the number of previous owners, the last recorded odometer reading, the manufacturer’s original equipment, and OEM recall data. We assemble the data for these reports from multiple sources, including, but not limited to, governmental agencies, in order to provide the most current information available for the benefit of all interested parties. We believe our products offer a compelling value because they are priced modestly and we provide a no-hassle, 90-day and 100% money-back guarantee. We are confident that our Specialty Reports provide buyers and sellers the peace of mind that comes from being able to make an informed decision.

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

Cyclechex Motorcycle History Reports

Cyclechex Motorcycle History Reports (Cyclechex.com) contain valuable information for consumers, motorcycle dealers, insurers, auction houses, and lenders including whether a pre-owned motorcycle is a specific model year, make and model, if it has report.

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

RVchex Recreational Vehicle History Reports

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

VIN Decoding

Crash Data

Inspection Data

MUNICIPAL AND NON-PROFIT LEASING OF ESSENTIAL EQUIPMENT

Notwithstanding our discontinuance of consumer financing, we continue to offer, on a pass through basis with a Midwest bank, an equipment-leasing product for local and state agencies as well as non-profit organizations throughout the country seeking a better and more economical way to finance their essential equipment needs, including, but not limited to, police motorcycles, cruisers, buses, fire trucks, and EMS equipment. We are continuing to expand our roster of equipment manufacturers and the types of equipment we lease to agencies. We are currently a preferred provider listed on the BMW Motorrad USA Police Motors site as a suggested financing source for law enforcement agencies.

NEW WORLD HEALTH BRANDS - WELLNESS

Our Wellness products feature high quality dietary supplements, including vitamins and minerals, such as, Iodine for children and adults, Boron, copper/Zinc/Selenium, , Magnesium, Spermidine, Vitamin B Complex, Vitamin C and PQQ, with more products to come.. In addition to our B to C website: www.newworldhealthbrands.com, our Wellness products are also offered on on-line marketplaces such as Amazon, Walmart, and Etsy. We continue to study the market as we consider new products to add to our offerings.

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

New World Health Brands – Wellness

Our initial marketing strategy has been a direct-to-consumer online sales approach via our website www.newworldhealthbrands.com within the United States, by using e-commerce to reach consumers to introduce and guide them through the Wellness buying process. Starting with a solid foundation of content and robust product offerings, our marketing strategy will continue to be supplemented with social media exposure, (Facebook and Instagram).Our marketing strategy centers on expanding our presence across various marketplaces. We have successfully established ourselves on prominent platforms like Amazon, Walmart, Etsy, and eBay. Additionally, we remain steadfast in our pursuit of emerging avenues that can further amplify our market reach. Our next phase focuses on enhancing our social media footprint through consistent content creation, responsive audience engagement, and strategic collaboration with influencers. The versatility of our product line allows us to cater to a diverse audience. From aiding young individuals in healthy growth and athletic performance to promoting general health and hormonal balance for adults and elders, and even addressing anti-aging and skincare needs, we offer different products which address a variety of needs. This unique advantage empowers us to connect with a wide spectrum of age groups and genders, paving the way for a robust brand presence. Our overarching objective is to revolutionize the supplement industry, placing paramount importance on customer well-being and community integration. Our commitment transcends mere transactions; we are driven by a mission to guide our customers in making informed choices for their wellness journey. As New World Health Brands continues to experience growth, our aspiration is to become the go-to destination for reliable and effective wellness solutions.

Using data collection and customer analysis from e-commerce sales will continue to be a significant component of NWHB’s marketing strategy. Direct-to-consumer e-commerce sales give an unprecedented opportunity to gain significant insight into how to better support the customer based on data, including buying habits, purchase frequency, and in many cases, how the product is being used, whether it be general wellness, health conditions, etc. By building customer trust with a focus on premium, quality products and live customer service, we expect to build a well-recognized brand. Through our own social media and blogging platforms, management expects New World Health Brands will continue to grow organic sales and revenue by promoting our products as trusted brands for consumers who desire premium Wellness products.

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

Employees

As of April 30, 2023, we had 6 full-time employees, 1 part-time employee, and 2 full-time consultants.

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

Risks Related To Our Financial Condition

We have a history of operating losses.

Through our fiscal year ended April 30, 2023, we have incurred significant expenses and have sustained significant losses. We have an accumulated deficit of $66,150,857 at April 30, 2023 and a negative working capital of $9,820,435.

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

We have incurred total liabilities of $10,260,216 as of April 30, 2023. Unless we can restructure some or all this outstanding debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate significant revenue.

Our auditor’s opinion expresses doubt about our ability to continue as a “going concern”.

The independent auditor’s report on our April 30, 2023, and April 30, 2022 consolidated financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern. We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable. Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales, or obtaining credit lines or loans from various financial institutions where possible. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

COVID-19 has impacted some of our customers. Our business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. While the Company’s day-to-day operations beginning March 2020 have been impacted, we have suffered less immediate impact as most staff could work remotely during the height of the pandemic and can continue to develop our product offerings. Post-pandemic, we have adjusted our employees’ schedules to allow for both remote and non-remote hours as needed. Notwithstanding, revenues relating to mobile applications in certain verticals such as dealerships and racetracks fell and resulted in forebearance or cancellations during the pandemic.

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

The market for health, wellness and performance products is large, highly fragmented and intensely competitive. Current and prospective participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, online merchants, mail-order companies and a variety of other smaller participants. We believe that the market is also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. In the United States, we compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other brands, some of which have greater market presence, both brick and mortar and online, name recognition and financial, marketing and other resources, including some competitors that may spend more aggressively on advertising and promotional activities than we do. In addition, as some products become more mainstream and achieve broader distribution, we may experience increased price competition and adverse impacts to category share and growth for those products as more participants enter the market or we otherwise fail to retain market share. Further, if we fail to build out our e-commerce platform or fail to provide our customers with a desired omni-channel experience, we may lose business to online retailers with a more robust and engaging e-commerce platform. Further, the ability of consumers to compare prices on a real-time basis through the use of smartphones and digital technology puts additional pressure on us to maintain competitive pricing. We compete in multiple product categories and sales channels, including traditional large store and specialty store formats, mass merchants, and catalog; and increasingly internet-based and direct-sell retailers and vendors. Many factors affect the extent to which competition could affect our results, including as it relates to pricing, quality, assortment, marketing, promotions and advertising, service, locations, capital expenditures, category share and reputation, and prolonged competitive pressures, any of which could have a material effect on our results of operations. In order to be successful, we must increase our revenues from the sale of our products to individuals and marketing affiliates. In order to increase our revenues, we must successfully:

●	create and implement a marketing plan to attract individuals and retailers to our Wellness products;
●	increase traffic to our website by developing relationships with popular websites;
●	convert online visitors to clients;
●	attract, retain, and motivate qualified personnel with marketing and product development experience to serve in various capacities, including sales and marketing positions;
●	respond effectively to competitive pressures from other providers of Wellness products;

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

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock. As of April 30, 2023, we have three series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 555 Fifth Avenue, 14th Floor, New York, NY 10017. We had an agreement for use of office space at this location under a sub-lease which expired July 31, 2018 and continues on a month-to-month basis thereafter. For the year ending April 30, 2023 and 2022, the rent was $68,000 and $64,800 respectively.

ITEM 3. LEGAL PROCEEDINGS

As of April 30, 2023, we have not been named as parties to any further legal proceedings. The two litigations disclosed prior are updated below. From time to time, of course, we may become involved in further legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

By way of background, the Company had received notices dated April 1, 2016 and May 13, 2016, from a lender claiming defaults relating to conversion requests totaling $8,365.00 in principal, plus interest, attorney fees and also seeking stock conversions aside from the stated principal and interest concerning the notes in the total amount of $55,125.00, which the Company had declined to process and believes it has valid, meritorious defenses in that regard. Company believes these claims are contingent and unliquidated and disputed same. While there can be no absolute assurances that the Company will prevail in the litigation concerning allegations brought against the Company, these potential liabilities have been recorded in the unaudited condensed consolidated financial statements.

Concerning the above, on September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court in the State of New York: County of Kings against the Company by a lender for the amount of $102,170.82 in principal and stock conversion interest, plus fees and costs. Plaintiff’s motion for summary judgment in lieu of complaint was denied on May 5, 2017. Thereafter, on August 22, 2018, Plaintiff brought a second motion seeking summary judgment on the liability issue, which again was denied by the Court on March 14, 2019. The most recent appearance in this matter had scheduled for March 13, 2020, at which time the Court marked the case “adjourned without a date” due to the restrictions imposed on the Courts arising from the COVID-19 pandemic. To date, no further Court appearances have been scheduled in this matter. However, most notably, a favorable decision from the New York State Court of Appeals regarding the same types of transactions has since determined such notes to be criminally usurious and, therefore, unenforceable. Since identical affirmative defenses were raised on behalf of the Company, the pending action is expected to be discontinued by plaintiff, with prejudice. Counsel for the parties have been working on a stipulation of discontinuance to that effect.

On October 26, 2018, a second lender commenced an action in the Supreme Court of the State of New York: New York County alleging damages from unpaid principal arising from a promissory note dated February 26, 2015, in the amount of $50,000.00 plus damages including interest and stock conversions, costs and fees. The Company disputed the enforceability of such claims for similar reasons, as stated above, based on the Court of Appeals ruling regarding the unenforceable nature of such claims demanding usurious interest rates. On November 9, 2022 the court rendered a decision on the cross motions for summary judgment in favor of the Company granting full dismissal of all causes of action and awarded costs in favor of the Company. The time within which for plaintiff to appeal the decision has since expired. As such, the claim has been fully resolved.

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

	High	Low
Fiscal Year 2022
First quarter (May 1, 2022 – July 31, 2022)	$0.21	$0.08
Second quarter (August 1, 2022 – October 31, 2022)	$0.28	0.09
Third quarter (November 1, 2022 – January 31, 2023)	$0.19	0.19
Fourth quarter (February 1, 2023 – April 30, 2023)	$0.23	0.13
Fiscal Year 2021
First quarter (May 1, 2021 – July 31, 2021)	$0.20	$0.07
Second quarter (August 1, 2021 – October 31, 2022)	$0.07	$0.05
Third quarter (November 1, 2021 – January 31, 2022)	$0.28	$0.04
Fourth quarter (February 1, 2022 – April 30, 2022)	$0.28	$0.08

Holders

The approximate number of holders of record of our common stock as of April 30, 2023 was 3,024 excluding stockholders holding common stock under nominee security position listings.

Dividends

We have never declared any cash dividends on our common stock. Future cash dividends on the common stock, if any, will be at the discretion of our Board of Directors and will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, including any restrictions pursuant to the terms of senior securities outstanding, and other factors that the Board of Directors may consider important. The Board of Directors does not intend to declare or pay cash dividends in the foreseeable future. The current policy is to retain all earnings, if any, to support future growth and expansion.

As of April 30, 2023, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend that may be paid in cash or shares of common stock at our option. As of April 30, 2023, we have not distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2023, there was $11,574 of accrued Series A dividends payable.

As of April 30, 2023, and April 30, 2022, we had no shares of Series B preferred stock outstanding or dividends payable.

As of April 30, 2023, and April 30, 2022, we had 1,979,157, and 2,163,000 shares of Series C convertible preferred stock outstanding, respectively. The Series C convertible preferred stock is non-dividend paying.

As of April 30, 2023, and April 30, 2022, we had 937,754 and 618,411 shares of Series D convertible preferred stock outstanding, respectively. The Series D convertible preferred stock is non dividend paying.

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

Issuance of common stock and restricted preferred units: (need to insert sales of shares here?)

During the year ended April 30, 2023, the Company:

●	Converted 462,792 preferred shares C to 1,388,000 shares of common stock
●	Converted 141,053 preferred D shares to 564,212 shares of common stocks
●	Issued 505,212 shares of common stock with unissued remaining of 2,908,714 for cash of $267,500
●	Issued 2,328,899 shares of common stock for consulting services valued at $336,446
●	Issued 250,000 shares of common stock for settlement of notes payable valued at $34,410
●	Issued 865,905 shares of common stock as an incentive to noteholders valued at $235,877

The issuance of shares of our Series C and Series D Convertible Preferred Units was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. These shares were unissued as of April 30, 2023.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“FORWARD-LOOKING” INFORMATION

This report on Form 10-K contains various statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder which represent our expectations and beliefs, including, but not limited to, statements concerning the Company’s business and financial plans and prospects and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and other similar expressions can, but not always, identify forward-looking statements, which speak only as of the date such statement was made. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), including Item 1A of the Company’s Annual Report of Form 10-K for the year ended April 30, 2023. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

RESULTS OF OPERATIONS

For the year ended April 30, 2023, our revenues from operations increased approximately $11,437 or 5% as compared to the year ended April 30, 2022. We have continued to incur significant expenses and have sustained significant losses.

Revenues totaled $256,906 in fiscal 2023 compared to revenues of $245,469 in fiscal 2022 primarily due to an increase in information technology revenue.

NWHB revenues in the current fiscal year were $21,772 compared to $26,065 in the previous fiscal year. A 16% decrease compared to the previous fiscal year primarily due to the discontinuation of our CBD product lines.

Cost of Revenue

The cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports. A decrease of $7,622 or 15% is primarily due to inventory write-offs.

Operating Expenses

General and administrative expenses were $1,577,496 during the year ended April 30, 2023, compared to $1,867,927 during the year ended April 30, 2022, a decrease of $159,813, or 9% primarily due to decreased general office expenses of $539,664 and accounting and legal fees decreasing by $17,136 or 18%. The following are the major expense categories:

	2023	2022	Increase (Decrease)%

Compensation and Related cost	777,615	577,290	200,325	35%
Accounting and Legal Fees	78,120	95,256	(17,136)	-18%
Consulting Fees	428,471	235,009	193,462	82%
Rent and Lease	68,000	64,800	3,200	5%
General office Expenses	251,394	895,572	(513,560)	7067%
	1,603,600	1,867,927	185,917	911%

Other income (expense)

Other income (expenses) for the year ended April 30, 2023, comprised primarily of convertible notes written off $771,494 , interest on notes payables $528,176 and gain on the value of derivative liabilities of $2,170,516, while in the fiscal year 2022, comprised of interest expenses of $426,511, and loss on the value of derivative liabilities of $99,545.

Net Income (Loss)

Our net income attributable to common stockholders for the year ended April 30, 2023, was $1,020,456, compared to a Net loss of $2,195,768 for April 30, 2022. The net income for the year was primarily due to the gain on the valuation of derivative liabilities, where the gain in value as of April 30, 2023, was $2,170,516 compared to the previous year’s loss in valuation of $99,545.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2023, we had an accumulated deficit of $66,150,857 and a total stockholders’ deficit of $11,216,483. Our net cash flow from operations was $0 for the year ended April 30, 2023. This deficit results primarily from our net income of $1,020,456, decreased by noncash income from change in fair value of derivative liabilities of $2,170,516, and offset by increase in Accounts payables and accrued expenses $1,931,727.

We met our cash requirements during the period through revenue of $256,906 and proceeds from the sale of common shares of $1,245,190 and proceeds from convertible notes.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At April 30, 2023, we had 6 full time employees, one part time employee, and 2 full-time consultants. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

AUDITOR’S OPINION EXPRESSES DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A “GOING CONCERN”

The independent auditors report on our April 30, 2023 and 2022 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended April 30, 2023, we have relied on the services of outside consultants for services and currently have six full-time employees, one part-time employee and five interns. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

To: Shareholders and

Board of Directors of Sparta Commercial Services, Inc.

Opinion on the Financial Statements

We have audited the financial statements of Sparta Commercial Services, Inc. which comprise the consolidated balance sheets as of years ended April 30, 2023, and April 30, 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended April 30, 2023, and April 30, 2022, and the related notes to the financial statements (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Sparta Commercial Services, Inc. as of years ended April 30, 2023, and April 30, 2022, and the results of its operations and its cash flows for the two years ended April 30, 2023 in accordance with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has a working capital deficit, and accumulated deficit for the years ended April 30, 2023, and April 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Victor Mokuolu, CPA PLLC

PCAOB ID: 06771

We have served as Sparta Commercial Services, Inc.’s auditor since 2023.

Houston, Texas

August 17, 2023

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$4,028	$317
Accounts receivable	-	-
Inventory	-	-
Other current assets	-	-
Total Current Assets	4,028	317
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $213,262, respectively	-	-
Deposits - rent deposit	9,000	9,000
Total assets	$13,028	$9,317
LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Bank overdraft	$54,410	$27,202
Accounts payable and accrued expenses	1,698,457	3,657,392
Short Term Loan	1,585	1,585
Current portion notes payable	6,694,244	5,177,671
Derivative liabilities	1,375,767	3,546,283
Total Current Liabilities	9,824,463	12,410,133
Loans payable-related parties	435,753	548,403
Total Long Term Liabilities	435,753	548,403
Total liabilities	$10,260,216	$12,958,536
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of April 30, 2023 and April 30, 2022 respectively	12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share,1,979,157 and 2,363,000 shares issued and outstanding as of April 30, 2023 and April 30,2022 respectively	1,979	2,363
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 937,754 and 618,411 shares issued and outstanding as of April 30, 2023 and April 30, 2022, respectively	938	618
Common stock, $0.001 par value; 750,000,000 shares authorized, and 23,045,205 and 15,128,005 shares issued and outstanding, respectively	23,045	15,128
Common stock to be issued 23,704,788 and 8,916,805 respectively	23,705	8,292
Additional paid-in-capital	54,872,206	53,213,898
Accumulated deficit	(66,150,857)	(67,180,393)
Total deficiency in stockholders’ equity	(11,216,483)	(13,927,594)
Non-controlling interest	969,295	978,375
Total Deficit	(10,247,188)	(12,949,219)
Total Liabilities and Deficit	$13,028	$9,317

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

	For the year ended April 30,
	2023	2022
Revenue
Information technology	$235,134	$219,404
New World Health Brands	21,772	26,065
Total Revenue	256,906	245,469
Less Cost of goods sold	42,961	50,583
Gross profit	$213,945	$194,886
Operating expenses:
Compensation and related cost	777,615	577,290
Accounting and legal fees	78,120	95,256
Consulting fee	428,471	235,009
Rent and lease	68,000	64,800
General office expenses	251,394	895,572
Total operating expenses	$(1,603,600)	$1,867,927
Loss from operations	$(1,389,655)	$(1,673,041)
Other (income) expense:
Commission on municipal bonds	$(5,357)	$(11,954)
Financing cost	528,176	426,511
Write off convertible notes	(771,494)	-
Loss (gain) in changes in fair value of derivative liability	(2,170,516)	99,545
Total other (income) expense	$(2,419,191)	$514,102
Net income (loss)	1,029,536	(2,187,143)
Net profit attributable to minority shareholder	$(9,080)	(8,624)
Preferred dividend	-	-
Net income (loss) attributed to common stockholders	$1,020,456	$(2,195,768)
Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	0.05	(0.16)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$0.05	$(0.16)
Weighted average shares outstanding	19,378,436.83	13,686,995

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF DEFICIT

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

	Series A		Series C		Series D				Common Stock		Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2022	125	$12,500	2,163,000	$2,363	618,411	$618	15,128,005	$15,128	8,916,805	$8,292	$53,213,898	$(67,180,393)	$978,375	$(12,949,219)
Conversion of Preferred to common shares C	-	-	(462,792)	(462)	-	-	1,388,376	1,388	1,175,101	1,175	296,958	-	-	297,884
Conversion of Preferred to common shares D					(141,053)	(141)	564,212	564		-	141,053	-	-	141,476
Issuance of common shares for cash	-	-	-	-	-	-	505,219	505	2,908,704	2,909	264,086	-	-	267,500
Issuance of shares for services	-	-	-	-	-	-	2,328,899	2,239	-	-	334,117	-	-	336,446
Issuance for Notes payable	-	-	-	-	-	-	250,000	250	-	-	34,160	-	-	34,410
Stocks issued as note holder incentive	-	-	-	-	-	-	2,014,589	2,015	507,360	507	220,956	-	-	232,900
Stocks issued for equity	-	-	-	-	-	-	865,905	866	-	-	146,614	-	-	147,480
Reconciling shares	-	-	278,949	78	460,343	461		-	11,371,919	11,997	220,364	-	-	232,902
Net Income (loss) for the year	-	-	-	-	-	-	-	-	-	-	-	1,029,536	(9,080)	1,020,456
Balance April 30, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	23,045,205	$23,045	23,704,798	$23,705	$54,872,206	$(66,150,857)	$969,295	$(10,247,188)

Balance April 30, 2021	125	$12,500	4,132,269	$4,145	1,494,962	$1,494	9,809,877	$9,810	1,214,528	$1,215	$51,363,531	$(64,993,250)	$986,999	$(12,613,556)
Conversion of Preferred to common shares	-		(1,688,269)	(1,501)	(467,551)	(467)	3,194,418	3,194	995,500	995	1,656,493	-		1,658,714
Conversion of notes to common shares	-	-	-	-	-	-	125,000	125	-	-	24,875	-	-	25,000
Issuance of preferred shares	-	-	(281,000)	(281)	(409,000)	(409)	-	-	(1,725,176)	(2,350)	(317,979)	-	-	(321,019)
Issuance of common shares for cash	-	-	-	-	-	-	-	-	8,916,805	8,917	501,083	-	-	510,000
Issuance of shares for services	-	-	-	-	-	-	731,623	732	-	-	158,279	-	-	159,011
Stocks issued for settlement of payables	-	-	-	-	-	-	427,235	427	-	-	24,636	-	-	25,063
Stocks issued for equity	-	-	-	-	-	-	355,000	355	-	-	59,356	-	-	59,711
Stocks issued from to be issued	-	-	-	-	-	-	484,852	485	(484,852)	(485)	(256,376)	-	-	(256,376)
Preferred dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	(2,187,143)	(8,624)	(2,195,768)
Balance April 30, 2022	125	$12,500	2,163,000	$2,363	618,411	$618	15,128,005	$15,128	8,916,805	$8,292	$53,213,898	$(67,180,393)	$978,375	$(12,949,219)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years’ ending April 30

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ( loss )	$1,020,456	$(2,195,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Loss (Gain) from change in fair value of derivative liabilities	(2,170,516)	99,545
Conversion of notes payable to equity	-
Amortization of debt discount	-	-
Non-cash financing cost	(2,976)	12,375
Non-cash consulting fees	-	-
Write off promissory notes	(1,564,074)	159,009
Changes in operating assets and liabilities
Accounts receivable	-	469
Inventory	-	13,823
Other assets	-	9,628
Accounts payable and accrued expenses	(1,931,727)	7,723
Deferred revenue	-	(13,946)
Net cash used in operating activities	$(3,084,763)	$(2,066,151)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	$1,245,190	$176,390
Proceeds from sale of stock	1,516,573	89,968
Payments from notes conversion	439,360	1,683,714
Proceeds from related party notes	-	116,000
Payments and extinguishment of related party notes	(112,650)	-

Net cash provided by financing activities	$(3,088,474)	$2,066,072

Net (decrease) increase in cash	$3,711	$(79)

Cash and cash equivalents, beginning of period	317	396
Cash and cash equivalents , end of period	$4,028	$317

Cash paid for:
Interest
Income taxes	-	-

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023 AND 2022

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

Sparta’s response to the onset of the COVID-19 pandemic in early 2020 quickly took shape with thorough investigations into evolving customer trends in health and wellness. As a result, we expanded New World Health Brands and developed a new product line of natural dietary supplements. In August 2020, we launched an online B to C website: www.newworldhealthbrands.com, featuring high-quality nutritional supplements, including vitamins and minerals, such as, Iodine for children and adults, Boron, copper/Zinc/Selenium, , Magnesium, Spermidine, Vitamin B Complex, Vitamin C and PQQ, with more products to come. All health and wellness offerings are exclusively sourced and manufactured in the United States and adhere to strict U.S. standards and guidelines to ensure the safety and quality of our products. Sparta’s commitment to high standards and transparency is tantamount to being a trusted brand.

Sparta’s subsidiary, Sparta Crypto, Inc., www.SpartaCrypto.com, was established in September 2020, and is in the process of completing a proprietary state-of-the-art platform designed to connect users of widely adopted digital currencies with sellers of various goods and services. The platform is scheduled to launch in 2023 and the Company can make no assurances that the described plan will reach implementation. In addition, the Company has completed and tested a cryptocurrency payment gateway called SpartaPayIQ, www.SpartaPayIQ.com, which is functional and was formally announced on March 3, 2022.

Agoge Global USA, Inc. was formed as a subsidiary of Sparta Crypto, Inc. in December 2022 and entered into a Joint Venture Agreement with WeDev Group to facilitate cross-border transactions between importers and exporters of goods from the U.S. and Brazil. In addition, Agoge Global USA provides business intermediary services to global importers and exporters of goods and services. These services provided through our joint venture agreement with WeDev include, but are not limited to, industry introductions, tax and regulatory compliance assistance, import and export documentation assistance, reselling services in other jurisdictions, and facilitation of cross-border transactions.

Basis of Presentation

The accompanying condensed consolidated financial statements as of April 30, 2023, and 2022 have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to present the operating results for the respective periods fairly. The Company believes that the disclosures provided are adequate to make the information presented accurate.

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

The following table presents our revenues disaggregated by revenue source:

	Year Ended April 30,
	2023	2022
Information Technology	$235,134	$219,404
New World Health Brands	21,772	26,065
	$256,906	$245,469

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

At April 30, 2023 and 2022 81 million potential shares (including 23,704,788 shares to be issued included on the balance sheet) and 152 potential shares (including 8,916,805) shares to be issued included on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of April 30, 2023 and 2022 which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE B – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements show that the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of April 30, 2023, the Company had an accumulated deficit of $66,150,857 and a working capital deficit (total current liabilities exceeded total current assets) of $10,247,188. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The Company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all its efforts to developing its business and raising capital and there can be no assurance that the Company’s efforts will be successful. No assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	April 30, 2023	April 30, 2022
Notes convertible at holder’s option	$2,103,256	$2,522,925
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	2,659,519	1,821,650
Subtotal	5,098,475	4,680,275
Less debt discount	-	-
Total	$4,210,944	$4,680,275

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% to 48% to market value.

Amortization of debt discount for the years ended April 30, 2023, and 2022 was $0 and $0, respectively.

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

The change in fair value of the derivative liabilities of convertible notes outstanding at April 30, 2022 and 2021 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	1.4% to 4%
Expected stock price volatility		151%
Expected dividend payout		0
Expected options life in years	Ranging from	1 year to 2 years

Changes in derivative liability during the years ended April 30, 2023, and 2022 were:

	April 30,
	2023	2022
Balance, beginning of year	$3,546,283	$4,252,446
Derivative liability reclassified to additional paid in capital	(0)	(474,420)
Derivative financial liability arising on the conversion of notes and warrants	(195,968)	-
Fair value adjustments	(1,974,548)	(231,743)
Balance, end of year	$1,375,767	$3,546,283

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of April 30, 2023, and 2022, aggregated loans payable, without demand to officers and directors were $435,753 and $548,403 respectively.

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

The Company had 23,045,205 and 15,125,005 shares (post-split) of common stock issued and outstanding as of April 30, 2023 and 2022, respectively. The Company had and 23,704,788 and 8,916,805 shares of common classified as to be issued at April 30, 2023 and April 30, 2022, respectively.

During the year ended April 30, 2023 the Company:

●	Converted 462,792 preferred shares C to 1,388,000 shares of common stocks
●	Converted 141,053 preferred D shares to 141,000 shares of common stocks.
●	Issued 505,212 shares of common stocks with unissued remaining of 2,908,714 for cash of $267,500
●	Issued 2,328,899 shares of common stocks for consulting services valued at $336,446
●	Issued 250,000 shares of common stock for settlement of notes payable valued at $34,410
●	Issued 865,905 shares of common stocks as an incentive to noteholders valued at $235,877

During the year ended April 30, 2022 the Company:

●	Sold 3,102,346 shares valued at $212,500 issued for cash.
●	Issued 330,179 shares to accredited investors for cash
●	Issued 1,388,376 shares upon the conversion of shares of Series C Convertible Preferred Stock.
●	Issued 564,212 shares upon the conversion of Series D Convertible Preferred Stock shares.
●	Issued 950,833 shares valued at $83,447 to accredited investors related to promissory notes.
●	Issued 378,909 shares valued at $35,000 to accredited investors upon conversion of promissory notes
●	Issued 1,928,899 shares for consulting services valued at $282,981

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share; 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value; 4,200,000 shares have been designated as Series C Preferred Stock with a $1 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1 per share liquidation value.

As of April 30, 2023, and 2022 the Company had:

Preferred stock outstanding shares	2023	2022
Series A	125	125
Series B	-	-
Series C	1,979,157	2,163,000
Series D	937,754	618,411

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

The table below summarizes the fair values of financial liabilities as of April 30, 2023:

	Fair Value at	Fair Value Measurement Using
	April 30, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$1,375,767	-	-	$1,375,767

Fair values of financial liabilities as of April 30, 2022 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$3,546,283	-	-	$9,549,640

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

NOTE G - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2023 and 2022 consist of the followings:

	2023	2022
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(213,262)	(213,262)
Net property and equipment	$-	$-

All equipment are fully depreciated as of the fiscal year end April 30, 2023 and 2022. No additional investment in equipment for both fiscal year.

NOTE H – WARRANTS:

No warrants were issued to employees or services. As of April 30, 2023, a total of 9,691,037 stock options were vested. The computed fair value was $211,614.

NOTE I - INCOME TAXES

At April 30, 2023, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $65,338,601 that may be used to offset future taxable income and expiring through the tax year 2036, subject to certain limitation pursuant to Internal Revenue Code Section 382. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that, the benefits will not be realized.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended April 30,
	2023	2022
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(7.1)	(7.1)
Permanent differences	6.7	6.7
Change in valuation allowance	21.4	21.4

Provision for income taxes	0.0%	0.0%

Components of deferred tax assets as of April 30, 2022 and estimated 2021 are as follows:

	April 30,
	2023	2022
Noncurrent:
Net operating loss carry forward	$13,612,679	$14,753,877
Valuation allowance	(13,612,679)	(14,753,877)
Net deferred tax asset	$-	$-

NOTE J - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired on July 31, 2018, and continues a month-to-month basis thereafter. The monthly base rent is $5,100.

Rent expense was $68,000 and $64,800 for the years ended April 30, 2023, and 2022, respectively.

Employment and Consulting Agreements

The Company does not have employment agreements with any of its non-executive employees.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The agreements are generally for 12 months from inception and renewable automatically from year to year unless the Company or consultant terminates such engagement by written notice.

The Company entered into five-year employment agreements with its CEO, Anthony L Havens and Vice President of Operations, Sandra L Ahman. As part of their employment agreements, Mr. Havens received five year options to purchase 37,625,574 shares of the Company’s common stock at $0.00308 per share. The options vest in three equal tranches over three years. Ms. Ahman received five year options to purchase 12,541,858 shares of the Company’s common stock at $0.00308 per share. The options vest in three equal tranches over three years.

Litigation

The Company is subject to legal proceedings and claims arising in its business’s ordinary course. Sparta can make no representations about the potential outcome of such proceedings.

As of April 30, 2023, we have not been named as parties to any further legal proceedings. The two litigations disclosed prior are updated below. From time to time, of course, we may become involved in further legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

By way of background, the Company had received notices dated April 1, 2016 and May 13, 2016, from a lender claiming defaults relating to conversion requests totaling $8,365.00 in principal, plus interest, attorney fees and also seeking stock conversions aside from the stated principal and interest concerning the notes in the total amount of $55,125.00, which the Company had declined to process and believes it has valid, meritorious defenses in that regard. Company believes these claims are contingent and unliquidated and disputed same. While there can be no absolute assurances that the Company will prevail in the litigation concerning allegations brought against the Company, these potential liabilities have been recorded in the unaudited condensed consolidated financial statements.

Concerning the above, on September 22, 2016, a motion for summary judgment in lieu of complaint was filed in the Supreme Court in the State of New York: County of Kings against the Company by a lender for the amount of $102,170.82 in principal and stock conversion interest, plus fees and costs. Plaintiff’s motion for summary judgment in lieu of complaint was denied on May 5, 2017. Thereafter, on August 22, 2018, Plaintiff brought a second motion seeking summary judgment on the liability issue, which again was denied by the Court on March 14, 2019. The most recent appearance in this matter had been scheduled for March 13, 2020, at which time the Court marked the case “adjourned without a date” due to the restrictions imposed on the Courts arising from the COVID-19 pandemic. To date, no further Court appearances have been scheduled in this matter. However, most notably, a favorable decision from the New York State Court of Appeals regarding the same types of transactions has since determined such notes to be criminally usurious and, therefore, unenforceable. Since identical affirmative defenses were raised on behalf of the Company, the pending action is expected to be discontinued by plaintiff, with prejudice. Counsel for the parties have been working on a stipulation of discontinuance to that effect.

On October 26, 2018, a second lender commenced an action in the Supreme Court of the State of New York: New York County alleging damages from unpaid principal arising from a promissory note dated February 26, 2015, in the amount of $50,000.00 plus damages including interest and stock conversions, costs and fees. The Company disputed the enforceability of such claims for similar reasons, as stated above, based on the Court of Appeals ruling regarding the unenforceable nature of such claims demanding usurious interest rates. On November 9, 2022 the court rendered a decision on the cross motions for summary judgment in favor of the Company granting full dismissal of all causes of action and awarded costs in favor of the Company. The time within which for plaintiff to appeal the decision has since expired. As such, the claim has been fully resolved.

NOTE K – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure as of August 17, 2023 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Engagement of New Certifying Accountant

On December 5, 2022 Victor Mokuolu, CPA (VMCPA) was engaged as the Registrant’s independent auditors, commencing with the financials for the quarter October 31, 2022.

During the two most recent fiscal years and the interim period preceding the engagement of VMCPA, Registrant had not consulted with VMCPA regarding either:

i.	the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Registrant’s financial statements, and either a written report or oral advice was provided to the Company by VMCPA that VMCPA concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing, or financial reporting issue; or

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

ITEM 9.01 - FINANCIAL STATEMENTS AND EXHIBITS

(a) Financial Statements of Business Acquired. N/A

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2022. Based on the evaluation of these disclosure controls and procedures, and considering the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2023, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2023, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day-to-day operations;
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2023. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2023 based on criteria established in Internal Control—Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2023 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2023 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fiscal year ended April 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of April 30, 2023.

Name	Age	Position
Anthony L. Havens	69	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kristian Srb	68	Director
Jeffrey Bean	70	Director
Sandra L. Ahman	59	Vice President, Secretary and Director

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

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)(a)	($)	($)	($)	($)(b)	($)

Anthony L. Havens	2023	280,000		-	28,494		308,494
Chief Executive Officer	2022	280,000		-	28,494		308,494

Sandra L. Ahman	2023	140,000	-	-	14,247	-	154,247
Vice President, Operations	2022	140,000	-	-	14,247	-	154,247

(a)	For Mr. Havens includes accrued, unpaid net salary of $28,203 and $30,851 at year end 2023 and 2022, respectively. For Ms. Ahman, includes accrued, unpaid net salary of $91,829 and $83,395 at year end 2023 and 2022 respectively.
(b)	This column reports the total amount of perquisites and other benefits provided, if such total amount exceeds $10,000.

In general, compensation payable to a Named Executive Officer consists of a base salary, a stock or stock option award, and may include a cash bonus. During our 2023 fiscal year, we had in effect a written employment agreement with the Mr. Havens and Ms. Ahman. Our compensation system has generally not been tied to performance-based conditions other than the passage of time.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as of April 30, 2023.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Un-exercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Anthony L. Havens	3,480,731		0.1530	4/31/2024	458,750	110,100
Sandra L. Ahman	2,824,072		0.1530	4/31/2024	367,352	88,164

In fiscal 2023, non-employee directors received no compensation.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with our Directors during the fiscal years ended April 30, 2023 and 2022. As of April 30, 2022, we owed Mr. Srb $395,643 and Ms. Ahman $36,760.

Director Independence

None of our directors, other than Kristian Srb and Jeffrey Bean, is deemed an independent director. For purposes of determining independence, we are applying the independence standards of the NASDAQ Stock Market LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Victor Mokoulu, , our principal independent registered public accounting firm, during the fiscal years ended April 30, 2023. and April 30, 2022 the fees were $18,000. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

There were no audit related fees provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2023, and 2022. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2023 and 2022 were $0 and $0, respectively. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audits, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm. All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2023 and 2022 were pre-approved. The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor’s provision of audit and non-audit services was compatible with maintaining the auditor’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as a part of this report:

(1) Index to Condensed Consolidated Financial Statements

Report of Registered Independent Certified Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2023 and 2022
Consolidated Statements of Losses for the years ended April 30, 2023 and 2022
Consolidated Statement of Deficit for the two years ended April 30, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended April 30, 2023 and 2022
Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules

Not required.

(3) Index to Exhibits

Exhibit Number	Description of Exhibit
3(i)(1)	Articles of Incorporation of Tomahawk Oil and Minerals, Inc. (Incorporated by reference to Exhibit 3(i) (1) of Form 10-KSB filed on August 13, 2004)
3(i)(2)	Certificate of Amendment of Articles of Incorporation, November 1983 (Incorporated by reference to Exhibit 3(i) (2) of Form 10-KSB filed on August 13, 2004)
3(i)(3)	Certificate of Amendment of Articles of Incorporation for name change, August 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on August 27, 2004)
3(i)(4)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on September 17, 2004)
3(i)(5)	Certificate of Amendment of Articles of Incorporation for decrease in authorized capital, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on December 23, 2004)
3(i)(6)	Certificate of Designation for Series A Redeemable Preferred Stock, December 2004 (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2005)
3(i)(7)	Certificate of Designation for Series B Preferred Stock (Incorporated by reference to Exhibit B to Preferred Stock Purchase Agreement, dated as of July 29, 2009
3(i)(8)	Certificate of Amendment of Articles of Incorporation for increase in authorized capital, September 21, 2009 (Incorporated by reference to Exhibit 3(i)(8) of Form S-1 filed on October 2, 2009)
3(i)(9)	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 5.03(i) of Form 8-K filed on November 19, 2009)
3(i)(10)	Certificate of Designation of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 14, 2018)
3(ii)(1)	By-laws (Incorporated by reference to Exhibit 3(ii) (1) of Form 10-KSB filed on August 13, 2004)
3(ii)(2)	By-laws Resolution (Incorporated by reference to Exhibit 3(ii) (2) of Form 10-KSB filed on August 13, 2004)
3(ii)(3)	Board of Directors Resolutions amending By-laws (Incorporated by reference to Exhibit 3(ii) of Form 10-QSB filed on December 15, 2004)
4.1	Form of Stock Option Agreement with Jeffrey Bean (Incorporated by reference to Exhibit 4.1 of Form 10-Q filed on July 9, 2020)
4.2	Form of Stock Option Agreement with Kristian Srb (Incorporated by reference to Exhibit 4.2 of Form 10-Q filed on July 9, 2020)
4.3	Form of Stock Option Agreement with Anthony L. Havens (Incorporated by reference to Exhibit 4.3 of Form 10-Q filed on July 9, 2020)
4.4	Form of Stock Option Agreement with Sandra L. Ahman (Incorporated by reference to Exhibit 4.4 of Form 10-Q filed on July 9, 2020)
4.5	Form of Stock Option Agreement with Anthony L. Havens (Incorporated by reference to Exhibit 4.2 of Form 8-K filed on July 27, 2020)
4.6	Form of Stock Option Agreement with Sandra L. Havens (Incorporated by reference to Exhibit 4.1 of Form 8-K filed on July 27, 2020)
10.1+	Form of Employment Agreement with Anthony L. Havens (Incorporated by reference to Exhibit 10.14 of Form 10-Q filed on July 9, 2020)
10.2+	2005 Stock Incentive Compensation Plan (Incorporated by reference to Exhibit 4 of Form 10-KSB filed on August 13, 2004)
10.3	2010 Consultant Stock Plan (Incorporated by reference to Exhibit 99.1 of Form S-8 filed on May 12, 2009)
10.4+	Form of Employment Agreement with Sandra L Ahman (Incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on July, 9, 2020)
12**	2014 Equity Incentive Plan
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of Form 10-K filed on August 15, 2011)
21.1*	List of Subsidiaries
23.1*	Consent of Victor Mokoulu, CPA
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: August 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President, Interim Principal Financial Officer
and Chairman of the Board

Date: August 17, 2023

By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: August 17, 2023

By:	/s/ Kristian Srb
Kristian Srb
Director

Date: August 17, 2023

By:	/s/ Jeffrey Bean
Jeffrey Bean
Director

Date: August 17, 2023

