Form 10-Q
period 2023-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2023-09-19
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________.

Commission file number: 0-9483

SPARTA COMMERCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0298178
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

555 Fifth Avenue, 14th Floor, New York, NY 10017

(Address of principal executive offices) (Zip Code)

(212) 239-2666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.001 par value	SRCO	OTC:PINK

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

As of September 19, 2023, we had 23,951,111 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2023, AND APRIL 30, 2023

(Unaudited)

	July 31, 2023	April 30, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	9,598	4,028
Accounts Receivable	149
Inventory	3,737
Other Current Assets	-
TOTAL CURRENT ASSETS	13,484	4,028

NON-CURRENT ASSETS
Rent Deposit	9,000	9,000
Property and equipment, net of accumulated depreciation and amortization	-	-
TOTAL NON-CURRENT ASSETS	9,000	9,000
TOTAL ASSETS	22,484	13,028

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Bank Overdraft	13,523	54,410
Short Term Loan	1,585	1,585
Accounts Payable and Accrued expenses	1,500,238	1,698,457
Derivative Liability	1,135,619	1,375,767
Notes Payable	6,981,562	6,694,245
TOTAL CURRENT LIABILITIES	9,632,527	9,824,463

NON-CURRENT LIABILITIES
Loans Payable	494,753	435,753
Other Non-Current Liabilities	-	-
TOTAL NON-CURRENT LIABILITIES	494,753	435,753
TOTAL LIABILITIES	10,127,280	10,260,216

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of July 31, 2023 and April 30, 2023 respectively	12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 1,979,157 and 1,979,157 shares issued and outstanding as of July 31, 2023 and April 30,2023 respectively	1,979	1,979
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 937,754 and 937,754 shares issued and outstanding as of July 31, 2023 and April 30, 2023, respectively	938	938
Common stock, $0.001 par value; 750,000,000 shares authorized, and 23,951,111 and 23,045,205 shares issued and outstanding as of July 31, 2023 and April 30, 2023, respectively	23,951	23,045
Common stock to be issued 24,006,792 and 23,704,788 respectively	24,007	23,705
Additional paid-in-capital	55,052,143	54,872,206
Accumulated deficit	(66,192,317)	(66,150,857)
TOTAL DEFICIENCY IN STOCKHOLDER’S EQUITY	(11,076,800)	(11,216,484)
Non-Controlling Interest	972,004	969,295
TOTAL DEFICIT	(10,104,796)	(10,247,189)
TOTAL LIABILITIES AND EQUITY	22,484	13,028

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

(Unaudited)

	For the three months ended July 31,
	2023	2022
Revenue
Information Technology	55,196	63,467
New World Health Brands	7,083	5,486
Total Revenue	62,279	68,953
Less: Cost of goods sold	8,924	11,043
Gross Profit	53,355	57,910

Operating Expenses
Compensation and related cost	161,095	167,830
Consulting fee	20,490	280,006
Rent and lease	18,000	16,250
Accounting and legal fees	1,140	9,901
General office expenses	23,511	98,895
Total Operating Expenses	224,236	572,882
Income/(Loss) from Operations	(170,882)	(514,972)

Other Income/(Expense)
Commission on municipal bonds	731	-
Financing cost	(2,268)	(1,025)
Write off convertible notes	39,425	-
Gain/(Loss) in changes in fair value of derivative liability	94,244	1,621,272
Total Other Income/(Expense)	132,130	1,620,247
Net Income (Loss)	(38,751)	1,105,275

Net income (loss) attributable to minority shareholders	(2,709)	(3,924)
Net income (loss) attributed to common stockholders	(41,460)	1,101,351

Net Income (loss) per share - Sparta Common share holder	(0.002)	0.067
Weighted average shares outstanding	23,168,129	16,340,345

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS DEFICITS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

	Series A		Series C		Series D				Common Stock		Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	23,045,205	$23,045	23,704,788	$23,705	$54,872,206	$(66,150,857)	$969,295	$(10,247,189)
Issuance of common shares for cash									1,132,910	1,133	103,867			105,000
Stocks issued as a note holder incentive							75,000	75	-	-	6,900		-	6,975
Issuance of shares for services							830,906	831	(830,906)	(831)	69,169			69,169
Net income for the quarter	-	-	-	-	-	-	-	-	-	-	-	(41,460)	2,709	(38,751)
Balance July 31, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	23,951,111	$23,951	24,006,792	$24,007	$55,052,142	$(66,192,317)	$972,004	$(10,104,796)

Balance April 30, 2022	125	$12,500	2,163,000	$2,363	618,411	$618	15,128,005	$15,128	8,916,805	$8,292	$53,210,921	$(73,984,686)	$984,175	$(19,750,689)
Conversion of Preferred to common shares			(60,000)	(60)			60,000	60			9,940			9,940
Issuance of common shares for cash									1,824,771	1,824	93,175			94,999
Issuance of shares for services							1,594,960	1,595			243,786			245,381
Stocks issued for equity							518,333	518			44,128			44,646
Net Income for the quarter	-	-	-	-	-	-	-	-	-	-	-	1,101,351	3,924	1,105,275
Balance July 31, 2022	125	$12,500	2,103,000	$2,303	618,411	$618	17,301,298	$17,301	10,741,576	$10,116	$53,601,950	$(72,883,335)	$988,099	$(18,250,448)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

FOR THE THREE ENDED JULY 31, 2023 AND 2022 (UNAUDITED)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	(38,751)	1,105,275
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) from change in fair value of derivative liabilities	(94,244)	(1,621,272)
Non-cash financing cost	2,268	518
Stock based compensation		242,448
Changes in operating assets and liabilities
Accounts receivable	(149)	(45,320)
Inventory	(3,737)	306
Accounts payable and accrued expenses	69,095	70,016
Net cash used in operating activities	(65,518)	(248,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(40,887)	36,582
Proceeds from sale of stock	105,000	152,000
Net Proceeds from notes payable	6,975	60,000
Net cash provided by financing activities	71,088	248,582

Net (decrease) increase in cash	5,570	553
Cash and cash equivalents, beginning of period	4,028	317
Cash and cash equivalents, end of period	9,598	870

Cash paid for:
Interest
Income taxes

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2023

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

Vehicle History Reports are a staple of Sparta’s E-Commerce Technology subsidiary iMobile Solutions, Inc. Whether a vehicle is intended for business or recreational use, Sparta’s Vehicle History Reports are highly regarded for accuracy and completeness and have been sold across all 50 states and in 62 countries worldwide. They provide a trusted layer of assurance to vehicle buyers and are available online and at a range of various dealership websites and showrooms. They include Cyclechex (Motorcycle History Reports at www.cyclechex.com), RVchex (Recreational Vehicle History Reports at www.rvchex.com), and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com). Consumers, retailers, auction houses, banks and insurance companies alike scrutinize title history reports for the vital information needed and factored into crucial business decisions that affect the bottom line.

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

Sparta created its subsidiary, New World Health Brands, Inc., in April 2019, initially offering cannabidiol products which we ceased offering effective March 31, 2023. Sparta’s response to the onset of the COVID 19 pandemic in early 2020 quickly took shape with thorough investigations into evolving customer trends in health and wellness. As a result, we expanded New World Health Brands and developed a new product line of natural dietary supplements. In August 2020, we launched an online B to C website: www.newworldhealthbrands.com, featuring high quality dietary supplements, including vitamins and minerals, such as, Iodine for children and adults, Boron, copper/Zinc/Selenium, Magnesium, Spermidine, Vitamin B Complex, Vitamin C and PQQ. We continue to study the market as we consider new products to add to our offerings. To ensure the safety and quality of our products, all health and wellness offerings are exclusively sourced and manufactured in the United States and adhere to strict U.S standards and guidelines. Sparta’s commitment to high standards and transparency are tantamount to being a trusted brand.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2023 and for the three months ended July 31, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2023 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission on August 15, 2023. The results of operations for the three months ended July 31, 2023 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2023.

The condensed consolidated balance sheet as of April 30, 2023 contained herein has been derived from the audited consolidated financial statements as of April 30, 2023, but do not include all disclosures required by the U.S. GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The third-party ownership of the Company’s subsidiary is accounted for as non-controlling interest in the consolidated financial statements. Changes in the non-controlling interest are reported in the statement of changes in deficit.

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

As of July 31, 2023 and 2022, approximately 4,200,000 potential shares (including 1,979,157 shares to be issued on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2023 and April 30, 2023, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of July 31, 2023, the Company had an accumulated deficit of $66,192,317 and a working capital deficit (total current liabilities exceeded total current assets) of $9,610,044. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	July 31, 2023	April 30, 2023
Notes convertible at holder’s option	$2,485,832	$3,112,734
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	2,357,519	1,861,650
Subtotal	5,179,051	5,310,084
Debt discount
Total	$5,179,051	$5,310,084

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

The change in fair value of the derivative liabilities at July 31, 2023 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.16% to 0.2%
Expected stock price volatility	Ranging from	155 to 270%
Expected dividend payout		0
Expected life in years	Ranging from	0.25 to 3.0 Years

Changes in derivative liability during the three months ended July 31, 2023 and 2022 were:

	July 31,
	2023	2022
Balance, beginning of year	$1,375,767	$9,549,640
Derivative liability extinguished	(76,144)	(54,586)
Derivative financial liability arising on the issuance of convertible notes and warrants		-
Fair value adjustments	(164,004)	(1,621,272)
Balance, end of period	1,135,619	$7,873,782

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2023, and April 30, 2023, aggregated loans and notes payable, without demand and with no interest, to officers and directors were $494,753 and $435,753, respectively.

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

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. As of July 31 and April 30, 2023 the Company’s issued and outstanding shares are 23,951,111 and 23,045,205 respectively.

During the three months ended July 31, 2023, the Company:

●	Issued 830,906 shares valued at $70,000 to three accredited investors related to equity investments and note conversions
●	Issued 75,000 shares valued at $6,975 to accredited investor related to promissory note.
●	Sold to three accredited investors 432,733 shares of common stock for cash of $40,000, actual shares were not issued yet and recorded as common stock to be issued.

During the three months ended July 31, 2022, the Company:

●	Issued 1,594,960 shares valued at $245,381 issued for services rendered.
●	Issued 60,000 shares upon the conversion of 20,000 shares of Series C Convertible Preferred Stock.
●	Sold to four accredited investors 1,824,771 shares of common stock for cash of $95,000 and a $57,000 conversion of prior equity investments in iMobile Solutions, Inc., actual shares were not issued yet and recorded as common stock to be issued.
●	Issued 518,333 shares valued at $44,647 to accredited investors related to promissory notes.

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

The table below summarizes the fair values of financial liabilities as of July 31, 2023:

	Fair Value at	Fair Value Measurement Using
	July 31, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$1,135,619	-	-	$1,135,619

Fair values of financial liabilities as of April 30, 2023 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$1,375,767	-	-	$1,375,767

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

NOTE G – PROPERTY AND EQUIPMENT

Major classes of property and equipment at July 31, 2023 and April 30, 2023 consist of the followings:

	July 31, 2023	April 30, 2023
Computer equipment, software and furniture	$224,303	$224,303
Less: accumulated depreciation	(224,303)	(224,303)
Net property and equipment	$-	$-

All equipment are fully depreciated as of July 31, 2023 and 2022. No additional investment in equipment for both fiscal year.

NOTE H – WARRANTS:

No warrants were issued to employees and or service. As of July 31, 2023, 3,801,657 warrants were vested. Computed fair value was $228,099.

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired on July 31, 2018 and continues a month-to-month basis thereafter. The monthly base rent is $5,100.

Rent expense was $18,000 and 16,200 for the Three months period ending July 31, 2023 and 2022, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of July 31, 2023, we have not been named as parties to any further legal proceedings. The two litigations disclosed prior are updated below. From time to time, of course, we may become involved in further legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

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

NOTE J – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure as of September 15, 2023 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited consolidated financial statements and explanatory notes for the year ended April 30, 2023 as disclosed in our annual report on Form 10-K for that year as filed with the SEC.

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

Vehicle History Reports are a staple of Sparta’s E-Commerce Technology subsidiary iMobile Solutions, Inc. Whether a vehicle is intended for business or recreational use, Sparta’s Vehicle History Reports are highly regarded for accuracy and completeness and have been sold across all 50 states and in 62 countries worldwide. They provide a trusted layer of assurance to vehicle buyers and are available online and at a range of various dealership websites and showrooms. They include Cyclechex (Motorcycle History Reports at www.cyclechex.com), RVchex (Recreational Vehicle History Reports at www.rvchex.com), and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com). Consumers, retailers, auction houses, banks and insurance companies alike scrutinize title history reports for the vital information needed and factored into crucial business decisions that affect the bottom line.

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

Sparta created its subsidiary, New World Health Brands, Inc., in April 2019, initially offering cannabidiol products which we ceased offering effective March 31, 2023. Sparta’s response to the onset of the COVID 19 pandemic in early 2020 quickly took shape with thorough investigations into evolving customer trends in health and wellness. As a result, we expanded New World Health Brands and developed a new product line of natural dietary supplements. In August 2020, we launched an online B to C website: www.newworldhealthbrands.com, featuring high quality dietary supplements, including vitamins and minerals, such as, Iodine for children and adults, Boron, copper/Zinc/Selenium, Magnesium, Spermidine, Vitamin B Complex, Vitamin C and PQQ. We continue to study the market as we consider new products to add to our offerings. To ensure the safety and quality of our products, all health and wellness offerings are exclusively sourced and manufactured in the United States and adhere to strict U.S standards and guidelines. Sparta’s commitment to high standards and transparency are tantamount to being a trusted brand.

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

RESULTS OF OPERATIONS

Comparison of the three Months Ended July 31, 2023 and 2022

For the three months ended July 31, 2023 and 2022, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $62,279 during the three months ended July 31, 2023 as compared to $68,953 during the three months ended July 31, 2022, a decrease of $6,674 or 9.68%, primarily due to decreased in Revenues from our Information Technology products.

Cost of Revenue

Cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Operating Expenses

Operating expenses were $224,236 during the three months ended July 31, 2023, compared to $572,882 during the three months ended July 31, 2022, a decrease of $348,646 or 60.86%, primarily due to decreased legal and professional fees and bad debt expense in the current period.

Expenses incurred during the current three months period consisted primarily of the following expenses:

			Increase
	2023	2022	(Decrease)%
Salaries and related Expenses	161,095	167,830	(6,735)	(4.01)
Advertising and Marketing	3,290	3,431	(141)	(4.11)
General office Expenses	8,860	41,788	(32,928)	(78.80)
Legal and Professional Fees	21,630	289,907	(268,277)	(92.54)
Taxes and Licenses	1,082	4,692	(3,610)	(76.94)
SEC related Expenses	2,727	5,515	(2,788)	(50.55)
Office Rent	18,000	16,250	1,750	10.77
Software Development Cost	7,552	1,500	6,052	403.47
Bad Debts	-	41,969	(41,969)	(100.00)
Non cash expenses	-	-	-	-
	224,236	572,882	(348,646)	(60.86)

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs $2,268 and $1,025 and income related to the change in fair value of our derivative liabilities $94,184 and $1,621,272 for the three months ended July 31, 2023 and 2022, respectively. The decrease results were from the change in the fair value of our derivative liabilities.

Net income (loss)

Our net income attributable to common stockholders for the three months ended July 31, 2023 ($41,460) compared to income of $1,105,351 primarily due to gain valuation of derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2023, we had an accumulated deficit of $66,192,317 and an operating loss for the three months of $41,460. We generated a deficit in cash flow from operations of $65,518 for the three months ended July 31, 2023. This deficit results primarily from our net loss of $38,751, offset by a gain in fair value valuation of derivative liabilities of $94,224, non-financing cost of $2,268 and an increase of $69,095 in accounts payables and accrued expenses.

We met our cash requirements during the period through proceeds from the sale of stock $105,000, promissory notes of $6,975 and bank overdraft $13,523.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At July 31, 2023, we had 6 full-time employees, 1 part-time employees, and 2 full-time consultants. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2023 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended July 31, 2023 included in this quarterly report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2023 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of July 31, 2023, we have not been named as parties to any further legal proceedings. The two litigations disclosed prior are updated below. From time to time, of course, we may become involved in further legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

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

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations including those which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or which are currently deemed immaterial may also impair our business operations. A description of factors that could materially affect our business, financial condition or operating results were included in Item 1A “Risk Factors” of our Form 10-K for the year ended April 30, 2023, and is incorporated herein by reference.

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

Sales of Preferred Stock, Common Stock and Warrants:

During the three months ended July 31, 2023, the Company:

●	Sold to six accredited investors 1,132,910 shares of common stock for cash of $105,000: 700,174 shares were issued, and 432,733 shares were not issued yet and recorded as common stock to be issued.
●	Entered into six promissory notes with accredited investors totaling $115,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2 *	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA COMMERCIAL SERVICES, INC.

Date: September 19, 2023	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer, Principal financial and accounting officer

