Form 10-Q/A
period 2023-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2023-09-26
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2023 as originally filed with the Securities and Exchange Commission (the “SEC”) on September 19, 2023 (the “Original Filing”). Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant. The Company was unable to obtain a review by its independent public accountant of its financial statements before the Original Filing.  Consequently, the consolidated financial statements in the Original Filing were not reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS100”).  The financial statements included herein have now been reviewed in accordance with SAS100 and the Company is filing this amended Form 10-Q/A. This Form 10-Q/A amends the Company’s Condensed Consolidated Financial Statements and related disclosures in Item 1 for the three months ended July 31, 2023, as well as Management’s Discussion and Analysis in Item 2.

Item 6 of Part II of this Amendment has been amended to include currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101 provides the financial statements and related notes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language).

This Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s Form 10-K for the fiscal year ended April 30, 2023.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED July 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2023, AND APRIL 30, 2023

(Unaudited)

	July 31, 2023	April 30, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	9,598	4,028
Accounts Receivable	149
Inventory	3,737
Other Current Assets	-
TOTAL CURRENT ASSETS	13,484	4,028

NON-CURRENT ASSETS
Rent Deposit	9,000	9,000
Property and equipment, net of accumulated depreciation and amortization	-	-
TOTAL NON-CURRENT ASSETS	9,000	9,000
TOTAL ASSETS	22,484	13,028

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Bank Overdraft	13,523	54,410
Short Term Loan	1,585	1,585
Accounts Payable and Accrued expenses	1,500,238	1,698,457
Derivative Liability	1,222,488	1,375,767
Notes Payable	6,950,251	6,694,245
TOTAL CURRENT LIABILITIES	9,688,086	9,824,463

NON-CURRENT LIABILITIES
Loans Payable – Related Parties	609,078	435,753
Other Non-Current Liabilities	-	-
TOTAL NON-CURRENT LIABILITIES	609,078	435,753
TOTAL LIABILITIES	10,297,163	10,260,216

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of July 31, 2023 and April 30, 2023 respectively	12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 1,979,157 and 1,979,157 shares issued and outstanding as of July 31, 2023 and April 30,2023 respectively	1,979	1,979
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 937,754 and 937,754 shares issued and outstanding as of July 31, 2023 and April 30, 2023, respectively	938	938
Common stock, $0.001 par value; 750,000,000 shares authorized, and 23,951,111 and 23,045,205 shares issued and outstanding as of July 31, 2023 and April 30, 2023, respectively	23,951	23,045
Common stock to be issued 24,006,792 and 23,704,788 respectively	24,007	23,705
Additional paid-in-capital	55,052,143	54,872,206
Accumulated deficit	(66,362,200)	(66,150,857)
TOTAL DEFICIENCY IN STOCKHOLDER’S EQUITY	(11,246,683)	(11,216,484)
Non-Controlling Interest	972,004	969,295
TOTAL DEFICIT	(10,274,679)	(10,247,189)
TOTAL LIABILITIES AND EQUITY	22,484	13,028

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

(Unaudited)

	For the three months ended July 31,
	2023	2022
Revenue
Information Technology	55,196	63,467
New World Health Brands	7,083	5,486
Total Revenue	62,279	68,953
Less: Cost of goods sold	8,924	11,043
Gross Profit	53,355	57,910

Operating Expenses
Compensation and related cost	161,095	167,830
Consulting fee	20,490	280,006
Rent and lease	18,000	16,250
Accounting and legal fees	1,140	9,901
General office expenses	114,311	98,895
Total Operating Expenses	315,036	572,882
Income/(Loss) from Operations	(261,682)	(514,972)

Other Income/(Expense)
Commission on municipal bonds	731	-
Financing cost	(140,386)	(1,025)
Write off convertible notes	39,425	-
Gain/(Loss) in changes in fair value of derivative liability	153,279	1,621,272
Total Other Income/(Expense)	53,048	1,620,247
Net Income (Loss)	(208,634)	1,105,275

Net income (loss) attributable to minority shareholders	(2,709)	(3,924)
Net income (loss) attributed to common stockholders	(211,343)	1,101,351

Net Income (loss) per share - Sparta Common shareholder	(0.009)	0.067
Weighted average shares outstanding	23,168,129	16,340,345

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICITS

FOR THE THREE MONTHS ENDED JULY 31, 2023 and 2022

(unaudited)

	Series A		Series C		Series D				Common Stock		Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	23,045,205	$23,045	23,704,788	$23,705	$54,872,206	$(66,150,857)	$969,295	$(10,247,189)
Issuance of common shares for cash									1,132,910	1,133	103,867			105,000
Stocks issued as a note holder incentive							75,000	75	-	-	6,900		-	6,975
Issuance of shares for services							830,906	831	(830,906)	(831)	69,169			69,169
Net income for the quarter	-	-	-	-	-	-	-	-	-	-	-	(211,343)	2,709	(208,634)
Balance July 31, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	23,951,111	$23,951	24,006,792	$24,007	$55,052,142	$(66,362,200)	$972,004	$(10,274,679)

Balance April 30, 2022	125	$12,500	2,163,000	$2,363	618,411	$618	15,128,005	$15,128	8,916,805	$8,292	$53,210,921	$(73,984,686)	$984,175	$(19,750,689)
Conversion of Preferred to common shares			(60,000)	(60)			60,000	60			9,940			9,940
Issuance of common shares for cash									1,824,771	1,824	93,175			94,999
Issuance of shares for services							1,594,960	1,595			243,786			245,381
Stocks issued for equity							518,333	518			44,128			44,646
Net Income for the quarter	-	-	-	-	-	-	-	-	-	-	-	1,101,351	3,924	1,105,275
Balance July 31, 2022	125	$12,500	2,103,000	$2,303	618,411	$618	17,301,298	$17,301	10,741,576	$10,116	$53,601,950	$(72,883,335)	$988,099	$(18,250,448)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

FOR THE THREE ENDED JULY 31, 2023 AND 2022 (UNAUDITED)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	(208,634)	1,105,275
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss (Gain) from change in fair value of derivative liabilities	(153,279)	(1,621,272)
Non-cash financing cost	140,386	518
Stock based compensation		242,448
Accrued interest on notes payable	173,945
Changes in operating assets and liabilities
Accounts receivable	(149)	(45,320)
Inventory	(3,737)	306
Accounts payable and accrued expenses	(198,218)	70,016
Net cash used in operating activities	(249,686)	(248,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(40,887)	36,582
Stocks issued for equity	76,144
Proceeds from sale of stock	105,000	152,000
Net Proceeds from notes payable	115,000	60,000
Net cash provided by financing activities	255,257	248,582

Net (decrease) increase in cash	5,570	553
Cash and cash equivalents, beginning of period	4,028	317
Cash and cash equivalents, end of period	9,598	870

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

Business

General Overview

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation with headquarters in New York City. We are a multi-disciplined parent corporation operating across three business sectors – Financial Services, E-Commerce & Mobile Technology, and Health and Wellness.

Sparta’s roots are in the Powersports industry. The Company provided retail installment loans and leases through authorized motorcycle dealerships in 33 states, with financing lines of credit provided by institutional lenders. In 2007, the Company introduced a Municipal Financing program which has financed over 100 jurisdictions to date.

Vehicle History Reports are a staple of Sparta’s E-Commerce Technology subsidiary iMobile Solutions, Inc. Whether a vehicle is intended for business or recreational use, Sparta’s Vehicle History Reports are highly regarded for accuracy and completeness and have been sold across all 50 states and in 62 countries worldwide.

With iMobile App, the Company provides mobile technology services, including web and mobile application creation, development and management, text messaging services, CRM (Customer Relationship Management) tools, and custom kitchen ordering systems for a wide range of businesses to increase revenue, build brand recognition, and improve customer engagement.

Sparta’s subsidiary, New World Health Brands, Inc., offers high quality dietary supplements

Sparta’s subsidiary, Sparta Crypto, Inc., is in the process of completing a proprietary state-of-the-art platform designed to connect users of widely adopted digital currencies with sellers of various goods and services; and has completed and tested a cryptocurrency payment gateway called SpartaPayIQ. Agoge Global USA, Inc. (“Agoge”). Agoge was formed as a subsidiary of Sparta Crypto, Inc. in December 2022 and entered in to a Joint Venture Agreement with WeDev Group of Brazil to facilitate cross-border transactions between importers and exporters of goods from the U.S. and Brazil.

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

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Recent Accounting Pronouncements

No recent pronouncements have been made or adopted in the quarter ended July 31, 2023. All of the pronouncements that affect our business have been adopted.

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of July 31, 2023, the Company had an accumulated deficit of $66,362,200 and a working capital deficit (total current liabilities exceeded total current assets) of $9,674,601. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	July 31, 2023	April 30, 2023
Notes convertible at holder’s option	$2,485,832	$3,112,734
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	2,341,519	1,861,650
Subtotal	5,163,051	5,310,084
Debt discount
Total	$5,163,051	$5,310,084

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

The change in fair value of the derivative liabilities at July 31, 2023 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.16% to 0.2%
Expected stock price volatility	Ranging from	155 to 270%
Expected dividend payout		0
Expected life in years	Ranging from	0.25 to 3.0 Years

Changes in derivative liability during the three months ended July 31, 2023 and 2022 were:

	July 31,
	2023	2022
Balance, beginning of year	$1,375,767	$9,549,640
Derivative liability extinguished	(76,144)	(54,586)
Derivative financial liability arising on the issuance of convertible notes and warrants		-
Fair value adjustments	(77,135)	(1,621,272)
Balance, end of period	1,222,488	$7,873,782

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2023, and April 30, 2023, aggregated loans and notes payable, without demand and with no interest, to officers, directors, and other related parties were $609,078 and $435,753, respectively.

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

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. As of July 31, and April 30, 2023 the Company’s issued and outstanding shares are 23,951,111 and 23,045,205 respectively.

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

The table below summarizes the fair values of financial liabilities as of July 31, 2023:

	Fair Value at	Fair Value Measurement Using
	July 31, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$1,222,488	-	-	$1,222,488

Fair values of financial liabilities as of April 30, 2023 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$1,375,767	-	-	$1,375,767

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

NOTE J – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure as of September 26, 2023 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Operating Expenses

Operating expenses were $315,036 during the three months ended July 31, 2023, compared to $572,882 during the three months ended July 31, 2022, a decrease of $257,846 or 45%, primarily due to decreased legal and professional fees and bad debt expense in the current period.

Expenses incurred during the current three months period consisted primarily of the following expenses:

			Increase
	2023	2022	(Decrease)%
Salaries and related Expenses	161,095	167,830	(6,735)	(4.01)
Advertising and Marketing	3,290	3,431	(141)	(4.11)
General office Expenses	73,160	41,788	(31,372)	(75.07)
Legal and Professional Fees	21,630	289,907	(268,277)	(92.54)
Taxes and Licenses	1,082	4,692	(3,610)	(76.94)
SEC related Expenses	2,727	5,515	(2,788)	(50.55)
Office Rent	18,000	16,250	1,750	10.77
Software Development Cost	7,552	1,500	6,052	403.47
Bad Debts	26,500	41,969	(15,469)	(36.86)
Non-cash expenses	-	-	-	-
	315,036	572,882	(257,846)	(45.01)

Other (income) expense

Other (income) expense is comprised primarily of interest and financing costs $140,386 and $1,025 and income related to the change in fair value of our derivative liabilities $153,279 and $1,621,272 for the three months ended July 31, 2023 and 2022, respectively. The decrease results were from the change in the fair value of our derivative liabilities.

Net income (loss)

Our net income (loss) attributable to common stockholders for the three months ended July 31, 2023 ($208,634) compared to income of $1,105,275 primarily due to gain valuation of derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2023, we had an accumulated deficit of $66,362,200 and an operating loss for the three months of $208,634. We generated a deficit in cash flow from operations of $249,686 for the three months ended July 31, 2023. This deficit results primarily from our net loss of $208,634, offset by a gain in fair value valuation of derivative liabilities of $153,279, non-financing cost of $140,386 and a decrease of $198,218 in accounts payables and accrued expenses.

We met our cash requirements during the period through proceeds from the sale of stock $105,000, promissory notes of $115,000 and bank overdraft $13,523.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: September 26, 2023	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer, Principal financial and accounting officer

