Form 10-Q
period 2023-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2023-12-20
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

As of December 20, 2023, we had 25,120,280 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2023, AND APRIL 30, 2023

(Unaudited)

	October 31, 2023	April 30, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,562	$4,028
Accounts Receivable	870	-
Inventory	2,022	-
TOTAL CURRENT ASSETS	7,454	4,028

NON-CURRENT ASSETS
Rent Deposit	9,000	9,000
Property and equipment, net of accumulated depreciation and amortization	-	-
TOTAL NON-CURRENT ASSETS	9,000	9,000
TOTAL ASSETS	$16,454	$13,028

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Bank Overdraft	$55,298	$54,410
Short Term Loan	1,585	1,585
Accounts Payable and Accrued expenses	1,554,397	1,698,457
Derivative Liability	1,198,394	1,375,767
Notes Payable	7,114,187	6,694,245
TOTAL CURRENT LIABILITIES	9,923,861	9,824,464

NON-CURRENT LIABILITIES
Loans Payable	631,163	435,753
TOTAL NON-CURRENT LIABILITIES	631,163	435,753
TOTAL LIABILITIES	10,555,024	10,260,217

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of October 31, 2023 and April 30, 2023 respectively	12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share,1,979,157 and 1,979,157 shares issued and outstanding as of October 31, 2023 and April 30,2023 respectively	1,979	1,979
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 937,754 and 937,754 shares issued and outstanding as of October 31, 2023 and April 30, 2023, respectively	938	938
Common stock, $0.001 par value; 750,000,000 shares authorized, and 23,323,456 and 23,045,205 shares issued and outstanding as of October 31, 2023 and April 30, 2023, respectively	24,323	23,045
Common stock to be issued 24,701,437 and 23,704,788 respectively	24,702	23,705
Additional paid-in capital	55,149,603	54,872,206
Accumulated deficit	(66,726,591)	(66,150,857)
TOTAL DEFICIENCY IN STOCKHOLDER’S EQUITY	(11,512,546)	(11,216,484)
Non-Controlling Interest	973,976	969,295
TOTAL DEFICIT	(10,538,570)	(10,247,189)
TOTAL LIABILITIES AND EQUITY	$16,454	$13,028

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Unaudited)

	For the three months ended October		For the six months ended October
	2023	2022	2023	2022
Revenue
Information Technology	$42,875	$49,972	$98,071	$113,439
New World Health Brands	9,543	6,447	16,626	11,933
Total Revenue	52,418	56,419	114,697	125,372
Less: Cost of goods sold	14,135	11,802	23,059	22,845
Gross Profit	38,283	44,617	91,638	102,527

Operating Expenses
Compensation and related cost	138,697	177,856	299,792	345,686
Consulting fee	14,400	21,500	34,890	23,000
Rent and lease	18,000	16,350	36,000	32,600
Accounting and legal fees	44,510	43,483	45,650	333,390
General office expenses	89,239	45,657	203,551	143,052
Total Operating Expenses	304,846	304,846	619,883	877,728
Income/(Loss) from Operations	(266,563)	(260,229)	(528,245)	(775,201)

Other Income/(Expense)
Commission on municipal bonds	3,166	-	3,897	-
Financing cost	(144,481)	(1,280)	(284,867)	(2,305)
Write off convertible notes	21,364	950,033	60,789	950,033
Gain/(Loss) in changes in fair value of derivative liability	24,095	1,666,563	177,373	3,287,835
Total Other Income/(Expense)	(95,856)	2,615,316	(42,808)	4,235,563
Net Income (Loss)	(362,419)	2,355,087	(571,053)	3,460,362

Net income (loss) attributable to minority shareholders	(1,972)	(2,789)	(4,681)	(6,713)
Net income (loss) attributed to common stockholders	$(364,391)	$2,352,298	$(575,734)	$3,453,649

Net Income (loss) per share - Sparta Common share holder	(0.015)	0.129	(0.024)	0.200
Weighted average shares outstanding	24,323,456	18,196,367	24,323,456	17,268,356

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICITS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023 and 2022

(unaudited)

	Series A		Series C		Series D				Common Stock		Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance April 30, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	23,045,205	$23,045	23,704,788	$23,705	$54,872,206	$(66,150,857)	$969,295	$(10,247,189)
Issuance of common shares for cash									1,133,000	1,133	103,867			105,000
Stocks issued as a note holder incentive							75,000	75	-		6,900			6,975
Stocks issued for equity							830,906	831	(830,906)	(831)	69,169			69,169
Net income (loss) for the quarter	-	-	-	-	-	-						(211,343)	2,709	(208,634)
Balance July 31, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	23,951,111	$23,951	24,006,882	$24,007	$55,052,142	$(66,362,200)	$972,004	$(10,274,679)
Issuance of common shares for cash									988,000	988	64,012			65,000
Stocks issued as a note holder incentive									54,000	54	4,946			5,000
Issuance of shares for services							25,000	25			3,850			3,875
Stocks issued for equity							346,995	347	(346,995)	(347)	24,653			24,653
Net income (loss) for the quarter	-	-	-	-	-	-						(364,391)	1,972	(362,419)
Balance October 31, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	24,323,106	$24,323	24,701,887	$24,702	$55,149,603	$ (66,726,591)	$973,976	$(10,538,570)

Balance April 30, 2022	125	$12,500	2,163,000	$2,363	618,411	$618	15,128,005	$15,128	8,916,805	$8,292	$53,210,921	$(73,984,686)	$984,175	$(19,750,689)
Conversion of Preferred to common shares			(60,000)	(60)			60,000	60			9,940			9,940
Issuance of common shares for cash									1,824,771	1,824	93,175			94,999
Issuance of shares for services							1,594,960	1,595			243,786			245,381
Stocks issued for equity							518,333	518			44,128			44,646
Net income (loss) for the quarter	-	-	-	-	-	-						1,101,351	3,924	1,105,275
Balance July 31, 2022	125	$12,500	2,103,000	$2,303	618,411	$618	17,301,298	$17,301	10,741,576	$10,116	$53,601,950	$(72,883,335)	$988,099	$(18,250,448)
Conversion of Preferred to common shares C			(581,000)	(581)			581,000	581			96,915			96,915
Conversion of Preferred to common shares D					(141,000)	(141)	141,000	141			141,053			141,053
Stocks issued as a note holder incentive							212,500	213			19,388			19,601
Issuance of shares for equity							330,179	330			24,670			25,000
Issuance of common shares for cash							134,805	135	505,861	506	49,359			50,000
Net income (loss) for the quarter	-	-	-	-	-	-						2,352,298	2,789	2,355,087
Balance October 31, 2022	125	$12,500	1,522,000	$1,722	477,411	$477	18,700,782	$18,701	11,247,437	$10,622	$53,933,335	$(70,531,037)	$990,888	$(15,562,792)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(UNAUDITED)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(571,053)	$3,460,362
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) from change in fair value of derivative liabilities	(177,373)	(3,287,835)
Financing cost	284,867	377
Stock based compensation	-	581,324
Forgiveness of debt	(60,789)	(950,033)
Changes in operating assets and liabilities
Accounts receivable	(870)	(43,314)
Inventory	(2,022)	4,291
Accounts payable and accrued expenses	(144,060)	(127,669)
Accrued interest	231,485	-
Net cash used in operating activities	(439,815)	(362,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	888	22,014
Stock issued for equity	105,461	-
Proceeds from sale of stock	175,000	144,999
Proceeds from related party notes	-	8,100
Net Proceeds from notes payable	159,000	188,452
Net cash provided by financing activities	440,349	363,565

Net (decrease) increase in cash	534	1,068
Cash and cash equivalents, beginning of period	4,028	317
Cash and cash equivalents, end of period	$4,562	$1,385

Supplemental Non cash financing activities:
Adjustments to related party notes	(196,156)
Modifications to Notes Payable	427,642
TOTAL non cash financing activities	$231,485

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2023 and for the six months ended October 31, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2023 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission on August 15, 2023.

The results of operations for the six months ended October 31, 2023 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2023.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2023 and April 30, 2023, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recent Accounting Pronouncements

No recent pronouncements have been made or adopted in the quarter ended October 31, 2023. All of the pronouncements that affect our business have been adopted.

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of October 31, 2023, the Company had an accumulated deficit of $66,726,591 and a working capital deficit (total current liabilities exceeded total current assets) of $9,901,600. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	October 31, 2023	April 30, 2023
Notes convertible at holder’s option	$2,845,109	$3,112,734
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	2,383,308	1,861,650
Subtotal	5,564,117	5,310,084
Debt discount
Total	$5,564,117	$5,310,084

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value.

The Company’s derivative financial instruments consist of embedded derivatives related to the outstanding short-term Convertible Notes Payable. These embedded derivatives include certain conversion features indexed to the Company’s common stock. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related items at their fair values as of the inception date of the Convertible Notes Payable and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”), as a result of entering into the Convertible Notes Payable, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

The change in fair value of the derivative liabilities at October 31, 2023 was calculated with the following average assumptions, using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk free interest rate	Ranging from	0.16% to 0.2%
Expected stock price volatility	Ranging from	155 to 270%
Expected dividend payout		0
Expected life in years	Ranging from	0.25 to 3.0 Years

Changes in derivative liability during the three months ended October 31, 2023 and 2022 were:

	October 31,
	2023	2022
Balance, beginning of year	$1,375,767	$9,549,640
Derivative liability extinguished	(100,797)	(336,418)
Fair value adjustments	(76,576)	(3,287,385)
Balance, end of period	1,198,394	$5,925,387

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2023, and April 30, 2023, aggregated loans and notes payable, without demand and with no interest, to officers, directors, and other related parties were $631,163 and $435,753, respectively.

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

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. As of October 31, and April 30, 2023 the Company’s issued and outstanding shares are 24,323,456 and 23,045,205 respectively.

During the six months ended October 31, 2023, the Company:

●	Issued 1,178,251 shares valued at $95,000 to four accredited investors related to equity investments.
●	Issued 25,000 shares valued at $3,875 for consulting services.
●	Issued 75,000 shares of common stock as an incentive to noteholder valued at $6,975.
●	Sold to five accredited investors 1,127,372 shares of common stock for cash of $85,000, actual shares were not issued yet and recorded as common stock to be issued.

During the six months ended October 31, 2022, the Company:

●	Sold 134,805 shares valued at $50,000 issued for cash.
●	Issued 641,000 shares upon the conversion of shares of Series C Convertible Preferred Stock.
●	Issued 141,000 shares upon the conversion of shares of Series D Convertible Preferred Stock
●	Issued 212,500 shares to accredited investors related to promissory notes.
●	Issued 1,594,960 shares for consulting services

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

The table below summarizes the fair values of financial liabilities as of October 31, 2023:

	Fair Value at	Fair Value Measurement Using
	October 31, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$1,198,394	-	-	$1,198,394

Fair values of financial liabilities as of April 30, 2023 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$1,375,767	-	-	$1,375,767

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

NOTE G – PROPERTY AND EQUIPMENT

Major classes of property and equipment at October 31, 2023 and April 30, 2023 consist of the followings:

	October 31, 2023	April 30, 2023
Computer equipment, software and furniture	$224,303	$224,303
Less: accumulated depreciation	(224,303)	(224,303)
Net property and equipment	$-	$-

All equipment are fully depreciated as of October 31, 2023 and 2022. No additional investment in equipment for both fiscal years.

NOTE H – WARRANTS:

No warrants were issued to employees and or service providers.

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired on July 31, 2018 and continues a month-to-month basis thereafter. The monthly base rent is $6,000.

Rent expense was $18,000 and 16,350 for the three months period ending October 31, 2023 and 2022, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Sparta can make no representations about the potential outcome of such proceedings.

As of October 31, 2023, we have not been named as parties to any further legal proceedings. The two litigations disclosed prior are updated below. From time to time, of course, we may become involved in further legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

By way of background, the Company had received notices dated April 1, 2016 and May 13, 2016, from a lender claiming defaults relating to conversion requests totaling $8,365 in principal, plus interest, attorney fees and also seeking stock conversions aside from the stated principal and interest concerning the notes in the total amount of $55,125, which the Company had declined to process and believes it has valid, meritorious defenses in that regard. Company believes these claims are contingent and unliquidated and disputed same. While there can be no absolute assurances that the Company will prevail in the litigation concerning allegations brought against the Company, these potential liabilities have been recorded in the unaudited condensed consolidated financial statements.

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

NOTE J – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure as of December 20, 2023 which is the date the financial statements were available to be issued. On December 14, 2023 a Stipulation of Discontinuance was filed in New York State Supreme Court: Kings County wherein the parties agreed to the discontinuance of any and all claims against the other with prejudice and with full waivers and releases. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

“Forward-Looking” Information

This report on Form 10-Q contains various statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder which represent our expectations and beliefs, including, but not limited to statements concerning the Company’s business and financial plans and prospects and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and other similar expressions can, but not always, identify forward-looking statements, which speak only as of the date such statement was made. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), including Item 1A of the Company’s Annual Report on Form 10-K for the year ended April 30, 2023. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of the six Months Ended October 31, 2023 and 2022

For the six months ended October 31, 2023 and 2022, we have generated limited sales revenues, have incurred significant expenses, and have sustained significant losses.

Revenues

Revenues totaled $114,697 during the six months ended October 31, 2023 as compared to $125,372 during the six months ended October 31, 2022, a decrease of $10,675 or 8.51%, primarily due to decreased in Revenues from our Information Technology products.

Cost of Revenue

Cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Operating Expenses

Operating expenses were $619,883 during the six months ended October 31, 2023, compared to $877,728 during the six months ended October 31, 2022, a decrease of $300,903 or 34%, primarily due to decreased legal and professional fees and compensation expense in the current period.

Expenses incurred during the current six months period consisted primarily of the following expenses:

			Increase
	2023	2022	(Decrease)%
Salaries and related expenses	299,792	345,686	(45,894)	(13.28)
Advertising and Marketing	7,575	5,581	1,994	35.73
General office Expenses	180,976	81,687	99,289	121.55
Legal and Professional Fees	45,650	333,390	(287,740)	(86.31)
Taxes and Licenses	11,582	4,892	6,690	136.75
SEC related Expenses	3,257	8,923	(5,666)	(63.50)
Office Rent	36,000	32,600	3,400	10.43
Software Development Cost	35,052	23,000	12,052	52.40
Research and Development expense	-	41,969	(41,969)	(100)
Total	619,883	877,728	(257,845)	(29.38)

Other Income/(Expense)

Other income/expense is comprised primarily of interest and financing costs ($284,867) and ($2,305) and gain/(loss) related to the change in fair value of our derivative liabilities $177,373 and $3,287,835 for the six months ended October 31, 2023 and 2022, respectively. The decrease results were from the change in the fair value of our derivative liabilities.

Net income (loss)

Our net income (loss) attributable to common stockholders for the six months ended October 31, 2023 ($571,053) compared to income of $3,460,362 for the six months ended October 31, 2022 primarily due to gain valuation of derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2023, we had an accumulated deficit of $66,726,591 and an operating loss for the six months of $571,053. We generated a deficit in cash flow from operations of $439,815 for the six months ended October 31, 2023. This deficit results primarily from our net loss of $571,053, offset by a loss in fair value valuation of derivative liabilities of $177,373, non-cash financing cost of $284,867 and a decrease of $144,060 in accounts payables and accrued expenses.

We met our cash requirements during the period through proceeds from the sale of stock $175,000, and promissory notes of $159,000.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At October 31, 2023, we had 5 full-time employees, 1 part-time employees, and 2 full-time consultants. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended October 31, 2023 included in this quarterly report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended October 31, 2023 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of October 31, 2023, we have not been named as parties to any further legal proceedings. The two litigations disclosed prior are updated below. From time to time, of course, we may become involved in further legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

By way of background, the Company had received notices dated April 1, 2016 and May 13, 2016, from a lender claiming defaults relating to conversion requests totaling $8,365 in principal, plus interest, attorney fees and also seeking stock conversions aside from the stated principal and interest concerning the notes in the total amount of $55,125, which the Company had declined to process and believes it has valid, meritorious defenses in that regard. Company believes these claims are contingent and unliquidated and disputed same. While there can be no absolute assurances that the Company will prevail in the litigation concerning allegations brought against the Company, these potential liabilities have been recorded in the unaudited condensed consolidated financial statements.

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

Sales of Preferred Stock, Common Stock and Warrants:

During the six months ended October 31, 2023, the Company:

●	Issued 1,178,251 shares valued at $95,000 to four accredited investors related to equity investments.
●	Issued 25,000 shares valued at $3,875 for consulting services.
●	Issued 75,000 shares of common stock as an incentive to noteholder valued at $6,975.
●	Sold to five accredited investors 1,127,372 shares of common stock for cash of $85,000, actual shares were not issued yet and recorded as common stock to be issued.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: December 20, 2023	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

