Form 10-Q
period 2024-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2024-03-25
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT according to SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As of March 25, 2024, we had 29,495,189 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2024, AND APRIL 30, 2023

(Unaudited)

	January 31, 2024		April 30, 2023
ASSETS
Current Assets
Cash and cash equivalents		$5,417	$4,028
Accounts receivable		2,890	-
Inventory		3,831	-
Other current assets		-	-
Total Current Assets		12,138	4,028
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $213,262, respectively		-	-
Deposits - rent deposit		9,000	9,000
Total assets		$21,138	$13,028
LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Bank overdraft	$		$54,410
Short Term Loan		216,585	1,585
Accounts payable and accrued expenses		1,587,488	1,698,457
Derivative liabilities		1,042,955	1,375,767
Current portion notes payable		6,946,644	6,694,245
Deferred revenue		-
Total Current Liabilities		9,793,673	9,824,464

Loans payable-related parties		529,294	435,753
Total Long Term Liabilities		529,294	435,753
Total liabilities		$10,322,967	$10,260,217
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of January 31, 2024 and April 30, 2023 respectively		12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share,1,979,157 and 2,363,000 shares issued and outstanding as of January 31, 2024 and April 30, 2023 respectively		1,919	1,979
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 937,754 and 618,411 shares issued and outstanding as of January 31, 2024 and April 30, 2023, respectively		401	938
Common stock, $0.001 par value; 750,000,000 shares authorized, and 26,141,106 and 23,045,205 shares issued and outstanding, respectively		26,141	23,045
Common stock to be issued 2,669,956 and 23,704,788 respectively		26,322	23,705
Additional paid-in-capital		55,533,691	54,872,206
Accumulated deficit		(66,880,291)	(66,150,857)
Total deficiency in stockholders’ equity		(11,279,318)	(11,216,484)
Non-controlling interest		977,489	969,295
Total Deficit		(10,301,828)	(10,247,189)
Total Liabilities and Deficit		$21,138	$13,028

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months and six months ended January 31, 2024, AND 2023

(Unaudited)

	For three months ended January		For nine months ended January
	2024	2023	2024	2023
Revenue
Information technology	$30,071	$60,120	$128,142	$173,559
New World Health Brands	6,665	3,550	23,291	15,483
Total Revenue	36,736	63,670	151,433	189,042
Less Cost of goods sold	8,010	9,142	31,218	31,987
Gross profit	$28,725	$54,528	$120,363	$157,055
Operating expenses:
Compensation and Related Cost	128,229	248,614	428,021	594,300
Consulting Fee	15,780	22,611	50,670	356,001
Rent and lease	18,000	17,100	54,000	49,700
Accounting and Legal	6,271	19,763	51,921	42,763
General and administrative	105,222	95,607	308,773	238,659
Research and Development	-	-
Total operating expenses	273,503	403,695	$893,386	$1,281,423
Loss from operations	$(244,778)	$(349,167)	$(773,023)	$(1,124,368)
Other Income ( expense)
Commission on municipal bonds	$8,680	$473	$12,577	$473
Financing cost	(155,439)	2,305	(440,307)	-
Write off convertible notes and bad debt	85,912	(324,970)	146,701	625,064
Gain (loss) in changes in fair value of derivative liability	155,439	1,757,044	332,812	5,044,879
Total other (income) expense	$94,592	$1,434,852	$51,783	$5,670,416
Net income (loss)	(150,186)	1,085,685	(721,240)	4,546,048
Net profit attributable to minority shareholder	(3,514)	(3,080)	(8,195)	(9,794)
Preferred dividend	-		-	-
Net income (loss) attributed to common stockholders	$(153,699)	$1,082,605	$(729,434)	$4,536,254
Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	-	-	-	-
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.01)	$(0.05)	$(0.04)	$0.25
Weighted average shares outstanding	25,432,999	19,686,822	18,074,511	18,074,511

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICITS

For the nine months ended January 31, 2024, and 2023

	Series A		Series C		Series D				Common Stock		Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance April 30, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	23,045,205	$23,045	23,704,788	$23,705	$54,872,206	$(66,150,857)	$969,295	$(10,247,189)
Issuance of Preferred and Common Stock for Cash									1,133,000	1,133	103,867			105,000
Conversion of notes to common shares							75,000	75			6,900			6,975
Issuance of common shares for cash							830,906	831	(830,906)	(831)	69,169		2,709	71,878
Shares issued for services												(211,343)		(211,343)
Conversion of convertible notes														-
Preferred dividend														-
Net loss														-
Balance July 31, 2023	125	12,500	1,979,157	1,979	937,701	938	23,951,111	23,951	24,006,882	24,007	55,052,142	(66,362,200)	972,004	(10,274,679)
Issuance of Preferred and Common Stock for Cash									988,000	988	64,012			65,000
Stocks issued as a note holder incentive									54,000	54	4,946			5,000
Issuance of common shares for cash							25,000	25			3,850			3,875
Preferred dividend							346,995	347	(346,995)	(347)	24,653			24,653
Net loss for the quarter												(364,392)	1,972	(362,420)
Balance October 31, 2023	125	12,500	1,979,157	1,979	937,701	938	24,323,106	24,323	24,701,887	24,702	55,149,603	(66,726,592)	973,976	(10,538,571)
Conversion of notes payables							900,000	900	886,000	886	303,653			305,439
Conversion of preferred shares				(60)		(537)	767,000	767		(170)				-
Issuance of shares for services							151,000	151			23,340			23,491
Issuance for cash received										904	57,095			57,999
Net loss												(155,699)	3,514	(150,186)
Balance January 31, 2024	125	$12,500	1,979,157	$1,919	937,701	$401	26,141,106	$26,141	25,587,887	$26,322	$55,533,691	$(66,880,291)	$977,490	$(10,301,828)

Balance April 30, 2022	125	$12,500	2,163,000	$2,363	618,411	$618	15,128,005	$15,128	8,916,805	$8,292	$53,210,921	$(73,984,686)	$984,175	$(19,750,689)
Conversion of Preferred to common shares			(60,000)	(60)			60,000	60			9,940			9,940
Conversion of notes to common shares													-	-
Issuance of preferred shares														-
Issuance of common shares for cash									1,824,771	1,824	93,175			94,999
Issuance of shares for services							1,594,960	1,595			243,786			245,381
Stocks issued for equity							518,333	518			44,128			44,646
Net loss for the quarter	-	-	-	-	-	-	-	-	-	-	-	1,101,351	3,924	1,105,275
Balance July 31, 2022	125	12,500	2,103,000	2,303	618,411	618	17,301,298	17,301	10,741,576	10,116	53,601,950	(72,883,335)	988,099	(18,250,448)
Conversion of Preferred to common shares C			(581,000)	(581)			581,000	581			96,915			96,915
Conversion of Preferred to common shares D					(141,000)	(141)	141,000	141			141,053			141,053
Stocks issued as note holder incentive							212,500	213			19,388			19,601
Issuance of shares for equity							330,179	330			24,670			25,000
Issuance of common shares for cash							134,805	135	505,861	506	49,359	-		50,000
Net loss for the quarter	-	-	-	-	-	-	-	-	-	-	-	2,352,298	2,789	2,355,087
Balance October 31, 2022	125	12,500	1,522,000	1,722	477,411	477	18,700,782	18,701	11,247,437	10,622	53,933,335	(70,531,037)	990,888	(15,562,792)
Conversion of preferred shares			(1,922,101)	(1,922)			747,000	747	1,175,101.00	1,175.10	190,103			190,103
Issuance for Notes payable							378,909	379			34,160			34,539
Issuance of shares for equity			-	-	-	-	952,036	952			83,098			84,050
Issuance of stock for services							333,939	334			37,261			37,595
Adjustment			2,379,258	2,179	460,343	461	468,783		10,910,900	11,537	292,115			306,292
Net loss for the quarter												(153,699)	3,514	(150,186)
Balance January 31, 2023	125	$12,500	1,979,157	$1,979	937,754	$938	21,581,449	$21,113	23,333,438	$23,334	$54,570,072	$(70,684,736)	$994,402	$(15,060,398)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended January 31, 2024, and 2023

(UNAUDITED)

	For nine months ended
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ( loss )	$(721,240)	$4,546,048
Adjustments to reconcile net loss to net cash used in operating activities:	-
Depreciation and amortization	-	-
Loss (Gain) from change in fair value of derivative liabilities	332,812	(5,044,879)
Amortization of debt discount	-	-
Non-cash financing cost	-	-
Non-cash consulting fees	-	2,480
Write off promissory notes	-	(625,064)
Changes in operating assets and liabilities
Accounts receivable	(2,890)	(2,168)
Inventory	(3,831)	3,166
Accounts payable and accrued expenses	(110,969)	78,215
Deferred revenue	-	(5,348)
Net cash used in operating activities	$(506,118)	$(1,047,550)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	$(54,410)	$13,895
Proceeds from sale of stock	293,000	135,000
Proceeds from notes payable	254,000	-
Proceeds from related party notes	-	(37,650)
Payments on related party notes		-
Net adjustments /conversion of promissory notes	31,307	936,600
Net cash provided by financing activities	$523,897	$1,047,845

Net (decrease) increase in cash	$17,779	$295

Cash and cash equivalents, beginning of period	4,028	317
Cash and cash equivalents, end of period	$21,807	$612

Cash paid for:
Interest
Income taxes	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

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

Sparta’s historic roots were in the Powersports industry until the financial crisis that began 2008. The Company provided consumer retail installment loans and leases through authorized motorcycle dealerships in 33 states, with financing lines of credit provided by institutional lenders. In 2007, the Company introduced a Municipal Financing program which has financed over 100 jurisdictions to date.

Vehicle History Reports are a staple of Sparta’s E-Commerce Technology subsidiary iMobile Solutions, Inc. Whether a vehicle is intended for personal, business or recreational use, Sparta’s Vehicle History Reports are highly regarded for accuracy and completeness and have been sold across all 50 states and in 62 countries worldwide.

With iMobile App, the Company additionally provides mobile technology services, including web and mobile application creation, development and management, text messaging services, CRM (Customer Relationship Management) tools, and custom kitchen ordering systems for a wide range of businesses to increase revenue, build brand recognition, and improve customer engagement.

Sparta’s subsidiary, New World Health Brands, Inc., offers high quality dietary supplements.

Sparta’s subsidiary, Sparta Crypto, Inc., is in the process of completing a proprietary state-of-the-art platform designed to connect users of widely adopted digital currencies with sellers of various goods and services; and has completed and tested a cryptocurrency payment gateway called SpartaPayIQ. Agoge Global USA, Inc. (“Agoge”) was formed as a subsidiary of Sparta Crypto, Inc. in December 2022 and entered into a Joint Venture Agreement with WeDev Group of Brazil to facilitate cross-border transactions between importers and exporters of goods from the U.S. and Brazil and is expected to launch in last fiscal quarter of 2024

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2024 and for the nine months ended January 31, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2023 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission on August 15, 2023.

The results of operations for the nine months ended January 31, 2024 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2024.

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

The Company acts as a principal in its revenue transactions as it is the primary obligor.

	3-months ended		9-months ended
Revenue	Jan 2024	Jan 2023	Jan 2024	Jan 2023
Information technology	$30,071	$60,120	$128,142	$173,559
New World Health	$6,665	$3,550	$23,291	$15,483
Total	36,736	63,670	151,433	189,042

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2024, and April 30, 2024, which consist of convertible instruments and rights to shares of the Company’s common stock. It determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company assessed the classification of its derivative financial instruments as of January 31, 2024 and April 30, 2023, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recent Accounting Pronouncements-

No recent pronouncements have been made or adopted in the quarter ended January 31, 2024. All of the pronouncements that affect our business have been adopted.

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of January 31, 2024, the Company had an accumulated deficit of $66,880,291 and a working capital deficit (total current liabilities exceeded total current assets) of $10,301,828. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has numerous outstanding notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	January 31, 2024	April 30, 2023
Notes convertible at holder’s option	$2,313,697	$3,112,734
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	2,438,308	1,861,650
Subtotal	5,087,705	5,310,084
Total	$5,087,705	$5,310,084

The balance of accrued interest of the above notes as of January 31, 2024, and April 30, 2023, were 1,651,532 and $1,508,934, respectively, an increase of $142,598 primarily due to interest expenses on notes accrued.

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

The change in fair value of the derivative liabilities on January 31, 2024, was calculated with the following average assumptions using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk-free interest rate	Ranging from	0.16% to 0.2%
Expected stock price volatility	Ranging from	155 to 270%
Expected dividend payout		0
Expected life in years	Ranging from	0.25 to 3.0 Years
Expected life in years	Ranging from	0.25 to 3.0 Years

Changes in derivative liability during the three months ended January 31, 2024, and 2023 were:

	January 31,	January 31,
	2024	2023
Balance, beginning of year	$1,375,767	$9,549,640
Derivative liability extinguished	(100,797)	(336,418)
Derivative financial liability arising on the issuance of convertible notes and warrants		-
Fair value adjustments	(76,576)	(4,168,344)
Balance, end of period	$1,198,394	$4,504,762

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of January 31, 2024, and April 30, 2023, aggregated loans and notes payable, without demand and with no interest, to officers, directors, and other related parties were $436,253 and $435,753, respectively.

NOTE E – EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share; 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value; 4,200,000 shares have been designated as Series C Preferred Stock with a $1.00 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1 per share liquidation value..

During the nine months ended January 31, 2024, the Company:

●	Issued 1,349,005 shares valued at $107,000 to six accredited investors related to equity investments.
●	Issued 153,864 shares valued at $48,490 for consulting services.
●	Issued 75,000 shares of common stock as an incentive to noteholder valued at $6,975.
●	Sold to eleven accredited investors 2,747,339 shares of common stock for cash of $191,000, actual shares were not issued yet and recorded as common stock to be issued.
●	Issued 60,000 shares valued at $10,000 upon the conversion of preferred series C shares
●	Issued 536,824 shares valued at $134,206 upon the conversion of preferred series D shares

During the nine months ended January 31, 2023, the Company:

●	Issued 1,388,376 shares valued at $231,396 upon the conversion of preferred series C shares.
●	Issued 564,212 shares valued at $141,053 upon the conversion of preferred series D shares.

Common Stock: (Below numbers need to be updated)

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. As of January 31, 2024 and April 30, 2023 the Company’s issued and outstanding shares are 26,141,106 and 23,045,205 respectively.

During the nine months ended January 31, 2024, the Company:

●	Issued 1,349,005 shares valued at $107,000 to six accredited investors related to equity investments.
●	Issued 153,864 shares valued at $48,490 for consulting services.
●	Issued 75,000 shares of common stock as an incentive to noteholder valued at $6,975.
●	Sold to eleven accredited investors 2,747,339 shares of common stock for cash of $191,000, actual shares were not issued yet and recorded as common stock to be issued.

●	Issued 60,000 shares valued at $10,000 upon the conversion of preferred series C shares
●	Issued 536,824 shares valued at $134,206 upon the conversion of preferred series D shares

During the nine months ended January 31, 2023, the Company:

●	Sold 3,102,346 shares valued at $212,500 issued for cash.
●	Issued 330,179 shares to accredited investors for cash
●	Issued 1,388,376 shares upon the conversion of shares of Series C Convertible Preferred Stock.
●	Issued 564,212 shares upon the conversion of shares of Series D Convertible Preferred Stock.
●	Issued 950,833 shares valued at $83,447 to accredited investors related to promissory notes.
●	Issued 378,909 shares valued at $35,000 to accredited investors upon conversion of promissory notes
●	Issued 1,928,899 shares for consulting services valued at $282,981

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

The table below summarizes the fair values of financial liabilities as of January 31, 2024:

	Fair Value at	Fair Value Measurement Using
	January 31, 2024	Level 1	Level 2	Level 3
Derivative liabilities	$1,042,955	-	-	$1,042,955

Fair values of financial liabilities as of April 30, 2022, are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$1,375,767	-	-	$1,375,767

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

NOTE G – PROPERTY AND EQUIPMENT

Significant classes of property and equipment on January 31, 2024, and April 30, 2023, consist of the following:

	January 31, 2024	April 30, 2023
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(213,262)	(213,262)
Net property and equipment	$-	$-

All equipment is fully depreciated as of January 31, 2023, and 2022. No additional investment in equipment for both fiscal years.

NOTE H – WARRANTS:

No warrants were issued to employees or services. As of January 31, 2024, a total of 9,229,370 warrants were vested. The computed fair value was $211,614.

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sublease which expired on July 31, 2018, and continues on a month-to-month basis thereafter. The monthly base rent is $5,100.

Rent expense was $54,000 and 49,700 for the nine months period ending January 31, 2024 and 2023, respectively.

Litigation

The Company is subject to legal proceedings and claims arising in its business’s ordinary course. Sparta can make no representations about the potential outcome of such proceedings.

As of January 31, 2024, we have not been named as parties to any further legal proceedings except those disclosed prior and updated below. From time to time, we may become involved in other legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

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

For the above claims, on September 22, 2016, a motion for summary judgment instead of complaint was filed in the Supreme Court in the State of New York: County of Kings against the Company by a lender for the amount of $102,170.82 in principal and stock conversion interest, plus fees and costs. Plaintiff’s motion for summary judgment instead of complaint was denied on May 5, 2017. On August 22, 2018, Plaintiff brought a second motion seeking summary judgment on the liability issue, again denied by the Court on March 14, 2019. The most recent appearance in this matter had been scheduled for March 13, 2020, at which time the Court marked the case “adjourned without a date” due to the restrictions imposed on the Courts arising from the COVID-19 pandemic. To date, no further Court appearances have been scheduled in this matter. However, most notably, a favorable decision from the New York State Court of Appeals regarding the same types of transactions has since been determined to be criminally usurious and, therefore, unenforceable management believes. These were the very same defenses raised on behalf of the Company. On December 14, 2023 a Stipulation of Discontinuance was filed in New York State Supreme Court: Kings County wherein the parties agreed to the discontinuance of any and all claims against the other with prejudice and with full waivers and releases. Therefore, this matter has been fully resolved.

NOTE J – SUBSEQUENT EVENTS

The Company had evaluated subsequent events for recognition and disclosure as of March 25, 2024 when the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and their explanatory notes included as part of this quarterly Report and (2) our annual audited consolidated financial statements and explanatory notes for the year ended April 30, 2023, as disclosed in our annual Report on Form 10-K for that year as filed with the S.E.C.

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

They provide a trusted layer of assurance to vehicle buyers and are available online and at a range of various dealership websites and showrooms. They include Cyclechex (Motorcycle History Reports at www.cyclechex.com ). RVchex (Recreational Vehicle History Reports at www.rvchex.com), and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com). Consumers, retailers, auction houses, banks and insurance companies alike scrutinize title history reports for the vital information needed and factored into crucial business decisions that affect the bottom line.

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

RESULTS OF OPERATIONS

Comparison of the nine Months Ended January 31, 2024, and 2023

For the nine months ended January 31, 2024, and 2023, we have generated limited sales revenues, incurred significant expenses, and sustained substantial operating losses.

Revenues

Revenues totaled $151,433 during the nine months ending January 31, 2024, compared to $189,042 during the nine months ending January 31, 2023. Revenues from information technology was down by $37,609 or 20% and sales of New World Health Products remain on the same level for both periods. This decrease was due primarily to a reduction in mobile application fees.

Cost of Revenue

The revenue consists of costs and fees paid to third parties to construct and maintain mobile apps and payments for subscription services related to vehicle history reports and the cost of goods purchased for New World Health Brand products. The cost of revenue was $31,987 during the nine months ended January 31, 2023, compared to $31,069 during the nine months ended January 31, 2024.

Operating Expenses

Operating expenses were $893,386 during the nine months ended January 31, 2024, compared to $1,281,423 during the nine months ended January 31, 2023, a decrease of $388,037 or 30%, primarily due decrease in compensation and consulting fees in the current period. General office expenses increased by $70,114 was due mainly to software development cost for the new business venture in Sparta Crypto.

Expenses incurred during the current nine months period consisted primarily of the following expenses:

	January 31, 2024	January 31, 2023	Increase (Decrease)%
Compensation, option, and related cost	$428,021	$594,299	$(166,279)	(28)%
Accounting, audit and professional fees	51,921	42,763	9,158	21%
Consulting Fees	50,670	356,000	(305,331)	(86)%
Rent and Utilities	54,000	49,700	4,300	9%
General office expenses	308,773	238,659	70,114	29%
Research and development	-
	$893,386	$1,281,423	$(388,037)	(30)%

Other (income) expense

Other income is comprised primarily of writing off some convertible notes of $146,701, which were expired and no longer an obligation for the company and financing costs of $440,307 offset by gain in valuation in fair value of our derivative liabilities of $332,812. In the previous year, debt forgiveness of $625,064, and a loss on the change in fair value of our derivative liabilities was $5,044,879 resulted in net of $5,618,633 or 108% decrease in other income.

Net income (loss)

Our net loss attributable to common stockholders for the nine months ended January 31, 2024, was $729,434 compared to a net income of $4,536,254 for the nine months ended January 31, 2023, primarily due to the change in valuation of derivative liabilities for this period as compared to nine months ending January 31, 2023, we have a gain n valuation in fair value of derivative liabilities of $5,044,879 compared to 2024 loss of $332,812.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2024, we had an accumulated deficit of $66,880,291. The net cash flow used by operations was $522,508 for the nine months ending January 31, 2024. This deficit results primarily from our net loss of $721,240 with loss in fair valuation of derivative liabilities of $332,812 as the significant item in our cash flow.

We met our cash requirements during the period through proceeds from the issuance of stock for a total of $293,000, proceeds from notes payable for a net total of $254,000 of Promissory notes to equity.

We anticipate minimal research and development expenditures or expect the sale or acquisition of any significant property, plant, or equipment during the next twelve months. On January 31, 2024, we had five full-time employees, three part-time employees, and one intern. If we fully implement our business plan, our employment base may increase during the next twelve months. As we continue to expand, we will incur additional costs for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. We are still determining if we will successfully raise the necessary funds or generate revenues sufficient to fund the potential increase in the number of employees. A union does not represent our employees.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2024. Based on the evaluation of these disclosure controls and procedures and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of January 31, 2024, using the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet necessary enough to merit attention by those responsible for oversight of the Company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of January 31, 2024, we determined that control deficiencies existed that constituted material weaknesses, as described below:

● lack of documented policies and procedures;

● we have no audit committee;

● there is a risk of management override, given that our officers have a high degree of involvement in our day-to-day operations;

● there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have been unable to improve our internal controls over financial reporting during the year ending January 31, 2024. However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets, and the recording of transactions will be performed by separate individuals. Management is currently evaluating the steps to address these material weaknesses.

Accordingly, these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures to conclude that our consolidated financial statements for the year ended April 30, 2023, included in this quarterly report on Form 10-Q, were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the nine months ended January 31, 2024, are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Statement of Auditing Standards No. 100, Interim Financial Information (“SAS100”) requires a registrant to engage an independent accountant to review the registrant's interim financial information.  The financial statements included in this filing has not been subject to a review by its independent public accountant

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of January 31, 2024, we have not been named as parties to any further legal proceedings except those disclosed prior and updated below. From time to time, we may become involved in other legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

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

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations, including those described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or deemed immaterial may also impair our business operations. A description of factors that could materially affect our business, financial condition, or operating results was included in Item 1A, “Risk Factors,” of our Form 10-K for the year ended April 30, 2023, and is incorporated herein by reference.

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

Sales of Preferred Stock, Common Stock, and Warrants:

During the nine months that ended January 31, 2024 the Company:

●	Sold to fourteen accredited investors 3,965,612 shares of common stock for cash of $293,000.
●	Entered into promissory notes with five accredited investors totaling $254,000.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: March 18, 2024	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

