Form 10-Q/A
period 2024-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2024-06-14
CIK 318299

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

As of January 31, 2024, we had 26,141,023 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2024 as originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2024 (the “Original Filing”). Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant. The Company was unable to obtain a review by its independent public accountant of its financial statements before the Original Filing. Consequently, the consolidated financial statements in the Original Filing were not reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS100”). The financial statements included herein have now been reviewed in accordance with SAS100 and the Company is filing this amended Form 10-Q/A.

Item 6 of Part II of this Amendment has been amended to include currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101 provides the financial statements and related notes from the Filing formatted in XBRL (eXtensible Business Reporting Language).

This Form 10-Q/A continues to describe conditions as of the date of the Original Filing. This Form 10-Q/A does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s Form 10-K for the fiscal year ended April 30, 2023.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED January 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2024, AND APRIL 30, 2023

(Unaudited)

	January 31, 2024	April 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$5,417	$4,028
Accounts receivable	2,890	-
Inventory	3,831	-
Other current assets	-	-
Total Current Assets	12,138	4,028
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $213,262, respectively	-	-
Deposits - rent deposit	9,000	9,000
Total assets	$21,138	$13,028
LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Bank overdraft	$-	$54,410
Short Term Loan	1,585	1,585
Accounts payable and accrued expenses	1,587,488	1,698,457
Derivative liabilities	1,032,827	1,375,767
Current portion notes payable	7,151,809	6,694,245
Deferred revenue	-	-
Total Current Liabilities	9,773,709	9,824,464

Loans payable-related parties	615,537	435,753
Total Long Term Liabilities	615,537	435,753
Total liabilities	$10,389,246	$10,260,217
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of January 31, 2024 and April 30, 2023, respectively	12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share, 1,919,157 and 1,979,157 shares issued and outstanding as of January 31, 2024 and April 30, 2023, respectively	1,919	1,979
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 400,877 and 937,701 shares issued and outstanding as of January 31, 2024 and April 30, 2023, respectively	401	938
Common stock, $0.001 par value; 750,000,000 shares authorized, and 26,141,023 and 23,045,205 shares issued and outstanding, respectively	26,141	23,045
Common stock to be issued 25,417,133 and 23,704,788, respectively	26,322	23,705
Additional paid-in-capital	55,378,252	54,872,206
Accumulated deficit	(66,791,131)	(66,150,857)
Total deficiency in stockholders’ equity	(11,345,597)	(11,216,484)
Non-controlling interest	977,489	969,295
Total Deficit	(10,368,107)	(10,247,189)
Total Liabilities and Deficit	$21,138	$13,028

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

	For three months ended January		For nine months ended January
	2024	2023	2024	2023
Revenue
Information technology	$30,071	$60,120	$128,142	$173,559
New World Health Brands	6,665	3,550	23,291	15,483
Total Revenue	36,736	63,670	151,433	189,042
Less Cost of goods sold	8,010	9,142	31,069	31,987
Gross profit	$28,725	$54,528	$120,363	$157,055
Operating expenses:
Compensation and Related Cost	128,229	248,614	428,021	594,300
Consulting Fee	15,780	22,611	50,670	356,001
Rent and lease	18,000	17,100	54,000	49,700
Accounting and Legal	6,271	19,763	51,921	42,763
General and administrative	78,722	95,607	282,273	238,659
Research and Development	-	-	-	-
Total operating expenses	247,003	403,695	$866,886	$1,281,423
Loss from operations	$(218,278)	$(349,167)	$(746,523)	$(1,124,368)
Other Income ( expense)
Commission on municipal bonds	$8,680	$473	$12,577	$473
Financing cost	(149,517)	2,305	(434,385)	-
Write off convertible notes and bad debt	97,505	(324,970)	158,294	625,064
Gain (loss) in changes in fair value of derivative liability	165,567	1,757,044	342,940	5,044,879
Total other (income) expense	$122,235	$1,434,852	$79,426	$5,670,416
Net income (loss)	(96,043)	1,085,685	(667,097)	4,546,048
Net profit attributable to minority shareholder	(3,514)	(3,080)	(8,195)	(9,794)
Preferred dividend	-		-	-
Net income (loss) attributed to common stockholders	$(99,556)	$1,082,605	$(675,291)	$4,536,254
Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	-	-	-	-
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.004)	$(0.05)	$(0.037)	$0.25
Weighted average shares outstanding	25,432,999	19,686,822	18,074,511	18,074,511

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICITS

FOR THE NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

	Series A		Series C		Series D				Common Stock		Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance April 30, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	23,045,205	$23,045	23,704,788	$23,705	$54,872,206	$(66,150,857)	$969,295	$(10,247,189)
Issuance of Preferred and Common Stock for Cash									1,133,000	1,133	103,867			105,000
Conversion of notes to common shares							75,000	75			6,900			6,975
Issuance of common shares for cash							830,906	831	(830,906)	(831)	69,169			69,169
Shares issued for services														-
Conversion of convertible notes														-
Preferred dividend														-
Net loss												(211,343)	2,709	(208,643)
Balance July 31, 2023	125	12,500	1,979,157	1,979	937,701	938	23,951,111	23,951	24,006,882	24,007	55,052,142	(66,362,200)	972,004	(10,274,679)
Issuance of Preferred and Common Stock for Cash									988,000	988	64,012			65,000
Stocks issued as a note holder incentive									54,000	54	4,946			5,000
Issuance of common shares for cash							25,000	25			3,850			3,875
Preferred dividend							347,345	347	(347,345)	(347)	24,653			24,653
Net loss for the quarter												(364,392)	1,972	(362,420)
Balance October 31, 2023	125	12,500	1,979,157	1,979	937,701	938	24,323,456	24,323	24,701,537	24,702	55,149,603	(66,726,592)	973,976	(10,538,571)
Conversion of notes payables							900,000	900	886,000	886	148,214			150,000
Conversion of preferred shares			(60,000)	(60)	(536,824)	(537)	767,578	768	(170,754)	(171)				-0
Issuance of shares for services							149,989	151			23,340			23,490
Issuance for cash received										904	57,095			57,999
Net loss												(99,556)	3,514	(96,043)
Prior period adjustments												35,017		35,017
Balance January 31, 2024	125	$12,500	1,919,157	$1,919	400,877	$401	26,141,023	$26,141	25,416,783	$26,662	$55,378,252	$(66,791,131)	$977,489	$(10,368,107)

Balance April 30, 2022	125	$12,500	2,163,000	$2,363	618,411	$618	15,128,005	$15,128	8,916,805	$8,292	$53,210,921	$(73,984,686)	$984,175	$(19,750,689)
Conversion of Preferred to common shares			(60,000)	(60)			60,000	60			9,940			9,940
Conversion of notes to common shares													-	-
Issuance of preferred shares														-
Issuance of common shares for cash									1,824,771	1,824	93,175			94,999
Issuance of shares for services							1,594,960	1,595			243,786			245,381
Stocks issued for equity							518,333	518			44,128			44,646
Net loss for the quarter	-	-	-	-	-	-	-	-	-	-	-	1,101,351	3,924	1,105,275
Balance July 31, 2022	125	12,500	2,103,000	2,303	618,411	618	17,301,298	17,301	10,741,576	10,116	53,601,950	(72,883,335)	988,099	(18,250,448)
Conversion of Preferred to common shares C			(581,000)	(581)			581,000	581			96,915			96,915
Conversion of Preferred to common shares D					(141,000)	(141)	141,000	141			141,053			141,053
Stocks issued as note holder incentive							212,500	213			19,388			19,601
Issuance of shares for equity							330,179	330			24,670			25,000
Issuance of common shares for cash							134,805	135	505,861	506	49,359	-		50,000
Net loss for the quarter	-	-	-	-	-	-	-	-	-	-	-	2,352,298	2,789	2,355,087
Balance October 31, 2022	125	12,500	1,522,000	1,722	477,411	477	18,700,782	18,701	11,247,437	10,622	53,933,335	(70,531,037)	990,888	(15,562,792)
Conversion of preferred shares			(1,922,101)	(1,922)			747,000	747	1,175,101.00	1,175.10	190,103			190,103
Issuance for Notes payable							378,909	379			34,160			34,539
Issuance of shares for equity			-	-	-	-	952,036	952			83,098			84,050
Issuance of stock for services							333,939	334			37,261			37,595
Adjustment			2,379,258	2,179	460,343	461	468,783		10,910,900	11,537	292,115			306,292
Net loss for the quarter												(99,556)	3,514	(96,043)
Balance January 31, 2023	125	$12,500	1,979,157	$1,979	937,754	$938	21,581,449	$21,113	23,333,438	$23,334	$54,570,072	$(70,630,593)	$994,402	$(15,006,255)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDING JANUARY 31, 2024 AND 2023

(UNAUDITED)

	For nine months ended
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ( loss )	$(667,097)	$4,546,048
Adjustments to reconcile net loss to net cash used in operating activities:	-
Depreciation and amortization	-	-
Loss (Gain) from change in fair value of derivative liabilities	(342,940)	(5,044,879)
Amortization of debt discount	-	-
Non-cash financing cost	434,385	-
Non-cash consulting fees	-	2,480
Write off promissory notes	(158,294)	(625,064)
Non-cash services rendered (shares issued)	48,144
Changes in operating assets and liabilities
Accounts receivable	(2,890)	(2,168)
Inventory	(3,831)	3,166
Accounts payable and accrued expenses	(110,969)	78,215
Accrued interest	304,249
Deferred revenue	-	(5,348)
Net cash used in operating activities	$(499,244)	$(1,047,550)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	$(54,410)	$13,895
Proceeds from sale of stock net of conversion	301,043	135,000
Proceeds from notes payable	254,000	-
Proceeds from related party notes	-	(37,650)
Payments on related party notes		-
Net adjustments /conversion of promissory notes	-	936,600
Net cash provided by financing activities	$500,633	$1,047,845

Net (decrease) increase in cash	$1,389	$295

Cash and cash equivalents, beginning of period	4,028	317
Cash and cash equivalents, end of period	$5,417	$612

Cash paid for:
Interest
Income taxes	-	-

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

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of January 31, 2024, the Company had an accumulated deficit of $66,791,131 and a working capital deficit (total current liabilities exceeded total current assets) of $9,761,571. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has numerous outstanding notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	January 31, 2024	April 30, 2023
Notes convertible at holder’s option	$2,735,697	$2,103,256
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	2,438,308	2,659,519
Subtotal	5,509,705	5,098,475
Total	$5,509,705	$5,098,475

The balance of accrued interest of the above notes as of January 31, 2024, and April 30, 2023, were 1,642,104 and $1,595,624, respectively, an increase of $46,480 primarily due to interest expenses on notes accrued.

Certain notes payable contains variable conversion rates, and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% - 48% to market value.

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

The change in fair value of the derivative liabilities on January 31, 2024, was calculated with the following average assumptions using a Black-Scholes option pricing model are as follows:

Significant Assumptions:

Risk-free interest rate	Ranging from	0.16% to 0.2%
Expected stock price volatility	Ranging from	155 to 270%
Expected dividend payout		0
Expected life in years	Ranging from	0.25 to 3.0 Years
Expected life in years	Ranging from	0.25 to 3.0 Years

Changes in derivative liability during the three months ended January 31, 2024, and 2023 were:

	January 31,	January 31,
	2024	2023
Balance, beginning of year	$1,375,767	$9,549,640
Derivative liability extinguished	(260,425)	(336,418)
Derivative financial liability arising on the issuance of convertible notes and warrants		-
Fair value adjustments	(82,515)	(4,168,344)
Balance, end of period	$1,032,827	$4,504,762

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of January 31, 2024, and April 30, 2023, aggregated loans and notes payable, without demand and with no interest, to officers, directors, and other related parties were $615,537 and $435,753, respectively.

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

During the nine months ended January 31, 2024, the Company:

●	Sold to eleven accredited investors 2,230,094 shares of common stock for cash of $381,929, actual shares were not issued yet and recorded as common stock to be issued.
●	Issued 60,000 shares valued at $10,000 upon the conversion of preferred series C shares
●	Issued 536,824 shares valued at $134,206 upon the conversion of preferred series D shares

Common Stock:

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. As of January 31, 2024 and April 30, 2023 the Company’s issued and outstanding shares are 26,141,023 and 23,045,205 respectively.

During the nine months ended January 31, 2024, the Company:

●	Sold 2,976,906 shares valued at $243,875 issued for cash.
●	Issued 346,995 shares to accredited investors for cash
●	Issued 767,578 shares upon the conversion of shares of Series C and Series D Convertible Preferred Stock.
●	Issued 1,861,000 shares valued at $156,975 to accredited investors upon conversion of promissory notes
●	Issued 497,995 shares for consulting services valued at $48,491

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

The table below summarizes the fair values of financial liabilities as of January 31, 2024:

	Fair Value at	Fair Value Measurement Using
	January 31, 2024	Level 1	Level 2	Level 3
Derivative liabilities	$1,032,827	-	-	$1,032,837

Fair values of financial liabilities as of April 30, 2022, are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$1,375,767	-	-	$1,375,767

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

NOTE J – SUBSEQUENT EVENTS

The Company had evaluated subsequent events for recognition and disclosure as of June 14, 2024 when the financial statements were available to be issued.

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

Revenues

Revenues totaled $151,433 during the nine months ending January 31, 2024, compared to $189,042 during the nine months ending January 31, 2023. Revenues from information technology were down by $37,609 or 20% and sales of New World Health Products remain on the same level for both periods. This decrease was due primarily to a reduction in mobile application fees.

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

Expenses incurred during the current nine months period consisted primarily of the following expenses:

	January 31, 2024	January 31, 2023	Increase (Decrease)%
Compensation, option, and related cost	$428,021	$594,300	$(166,279)	(28)%
Accounting, audit and professional fees	51,921	42,763	9,158	21%
Consulting Fees	50,670	356,001	(305,331)	(86)%
Rent and Utilities	54,000	49,700	4,300	9%
General office expenses	282,273	238,659	43,614	18%
Research and development	-
	$866,886	$1,281,423	$(414,537)	(32)%

Other (income) expense

Other income is comprised primarily of writing off some convertible notes of $158,294, which were expired and no longer an obligation for the company and financing costs of $434,385 offset by gain in valuation in fair value of our derivative liabilities of $342,940. In the previous year, debt forgiveness of $625,064, and a loss on the change in fair value of our derivative liabilities was $5,044,879 resulted in net of $5,590,990 or 99% decrease in other income.

Net income (loss)

Our net loss attributable to common stockholders for the nine months ended January 31, 2024, was $675,291 compared to a net income of $4,536,254 for the nine months ended January 31, 2023, primarily due to the change in valuation of derivative liabilities for this period as compared to nine months ending January 31, 2023, we have a gain in valuation in fair value of derivative liabilities of $5,044,879 compared to 2024 loss of $342,940.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2024, we had an accumulated deficit of $66,791,131. The net cash flow used by operations was $499,244 for the nine months ending January 31, 2024. This deficit results primarily from our net loss of $667,097 with loss in fair valuation of derivative liabilities of $342,940 as the significant item in our cash flow.

We met our cash requirements during the period through proceeds from the issuance of stock for a total of $301,043, proceeds from notes payable for a net total of $254,000 of Promissory notes to equity.

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

Statement of Auditing Standards No. 100, Interim Financial Information (“SAS100”) requires a registrant to engage an independent accountant to review the registrant’s interim financial information.  The financial statements included in this filing has not been subject to a review by its independent public accountant

PART II. OTHER INFORMATION

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

Sales of Preferred Stock, Common Stock, and Warrants:

During the nine months that ended January 31, 2024 the Company:

●	Sold to eleven accredited investors 2,230,094 shares of common stock for cash of $381,929.
●	Entered into promissory notes with five accredited investors totaling $254,000.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: June 14, 2024	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

