Form 10-K
period 2024-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2024-08-14
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, on April 30, 2024 was $962,341.

As of August 14, 2024, we had 34,727,070 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SPARTA COMMERCIAL SERVICES, INC.

PART I

ITEM 1. BUSINESS

General Overview

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation with headquarters in New York City, (www.spartacommercial.com). We are a multi-disciplined parent corporation operating across three business sectors – Financial Services, E-Commerce & Mobile Technology, and Health and Wellness,

Sparta’s roots are in the Powersports consumer finance industry. The Company provided retail installment loans and leases through authorized motorcycle dealerships in 33 states, with financing lines of credit provided by institutional lenders. The Company also created and maintained a full underwriting and servicing platform for its portfolio. Notwithstanding the consumer loans and leases business was discontinued post the Lehman Brothers collapse during the 2008 financial crisis. In 2007, the Company introduced a new initiative, Municipal Financing, (www.spartamunicipal.com), which since inception and through the current date has provided financing over 100 jurisdictions to date. Sparta’s Municipal Finance program is also currently available to all nonprofit organizations, institutions and entities. All nonprofit organizations which adhere to IRS guidelines, including 501 (c) 3 of the Internal Revenue Code, are eligible. Both public nonprofits, also known as public charities, supported with publicly collected funds, and private nonprofits, also known as private foundations supported by an individual or business entity, qualify for the program.

Vehicle History Reports are a staple of Sparta’s E-Commerce Technology subsidiary iMobile Solutions, Inc. Whether a vehicle is intended for business or recreational use, Sparta’s Vehicle History Reports are highly regarded for accuracy and completeness and have been sold across all 50 states and in 62 countries worldwide. They provide a trusted layer of assurance to vehicle buyers and are available onlineand at a range of various dealership websites and showrooms. They include Cyclechex (Motorcycle History Reports at www.cyclechex.com), RVchex (Recreational Vehicle History Reports at www.rvchex.com), and Truckchex (Heavy Duty Truck History Reports at www.truckchex.com). Consumers, retailers, auction houses, banks and insurance companies alike scrutinize title history reports for the vital information needed and factored into crucial business decisions regarding the sale, purchase, lease, insuring of or other financial transactions on these assets.

The Company’s E-Commerce and Mobile Technology subsidiary, iMobile Solutions, Inc., provides mobile technology services, (www.imobileapp.com), including web and mobile application creation, development and management for a wide range of businesses to help them increase revenue, build brand recognition, and improve customer engagement. Our ever-broadening business base of mobile applications includes vehicle dealerships and racetracks, private clubs and country clubs, schools and entertainment venues, restaurants and grocery stores, as well as various other merchant types. (www.imobileapp.com/app-gallery). The Company also designs, launches, maintains and hosts websites for businesses incorporating SEO (search engine optimization), social media marketing, and online reviews to improve their presence online. We provide specific, tailored action plans for our clients’ websites that include services such as eCommerce, CRM (Customer Relationship Management) development and integration. This custom software not only helps businesses communicate with customers but can also be inward-facing used for employees to communicate internally. The CRM software can be web based, integrated with a mobile app, or both. We work with clients to understand their unique needs and incorporate the features and requirements that are most important to them and will facilitate their business growth and success. Correspondingly, the Company designs and builds custom kitchen ordering software for independent grocery stores, delicatessens, and other customer-facing food service businesses. The software can be designed for use in a combination of ways including mobile devices and in-store ordering. The kitchen ordering software is enabled with payment integration, text messaging notification, wireless printing, and other features. iMobile Solutions, Inc. provides a turn-key solution for any business looking to simplify or streamline their kitchen ordering process. Additionally, we offer text messaging services, which supplement business marketing strategies both to gain and retain brand loyalty among its clients, customers and investors. Our text messaging platform allows our clients to easily manage, schedule and analyze text message performance.

Sparta created its subsidiary, New World Health Brands, Inc., in April 2019, on the heels of the Agriculture Improvement Act (also known as the Farm Bill), which was signed into law the previous December 20, 2018. Consequently, hemp (CBD) was removed from Schedule 1 of the Controlled Substances Act. Company management recognized the substantial business opportunity that lay ahead in the rapidly expanding hemp-CBD (cannabidiol) market in the United States. During 2019-2020, we sourced, developed and tested 5 CBD product categories totalling 31 products. We procured premium, domestic-grade, full-spectrum, broad-spectrum, and THC free hemp, created product packaging and labelling, and implemented fulfilment to launch an online B to C website in December of 2019. Effective March 31, 2023, management and the Board of Directors decided it was in the best interest of its shareholders to close its hemp-derived CBD product division based on the uncertainty of federal legalization that caused confusion and caution among distributors, retailers, and financial services companies in their efforts to embrace CBD and bring it to market.

In response to the onset of the COVID 19 pandemic in early 2020 Sparta quickly undertook a thorough investigation into evolving customer trends in health and wellness. As a result, we expanded New World Health Brands and developed a new product line of natural dietary supplements. In August 2020, we launched an online B to C website: www.newworldhealthbrands.com where we sell high-quality dietary supplements, including vitamins and minerals, such as, Iodine for children and adults, Boron, copper/Zinc/Selenium, , Magnesium, Spermidine, Vitamin B Complex, Vitamin C and PQQ. We continue to study the market as we consider new products to add to our offerings. To ensure the safety and quality of our products, all health and wellness offerings are exclusively sourced and manufactured in the United States and adhere to strict U.S standards and guidelines. Sparta’s commitment to high standards and transparency are tantamount to being a trusted brand.

In September 2020 the Company established Sparta Crypto, Inc., www.SpartaCrypto.com, which spawned both SpartaPayIQ, www.SpartaPayIQ.com, and Agoge Global, USA, www.AgogeGlobalUSA.com, (“Agoge”) which was formed in December 2022. Sparta Crypto is in the process of completing a proprietary state-of-the-art platform designed to connect users of widely adopted digital currencies with sellers of high-end goods and services. While the Company expects the platform to launch in early 2025, it can make no assurances that the described plan will reach implementation at that time. SpartaPayIQ was created as the cryptocurrency transactional engine payment gateway behind Sparta Crypto and Agoge. After undergoing extensive testing, the Company formally announced it had achieved the optimum functionality for launch on March 3, 2022.

Agoge entered into a Joint Venture Agreement with WeDev Group Ltda. And launched its new integrated Blockchain-based platform, EZBroker 360, that significantly improves and simplifies the ability of business to conduct international trade in the Brazilian market. The platform utilizes sablecoins and blockchain technology to decrease costs and improve speed of these international transactions. Among Agoge’s suite of services is the offering of staged financing for freightage and taxation. Other services include industry introductions, Brazilian tax and regulatory compliance guidance, import and export documentation assistance, as well as reselling services in other jurisdictions and facilitation of cross-border transactions. After a significant investment of time and resources, the Agoge platform is now live and processing transactions for both U.S. and Brazilian corporations.

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

Mobile apps are one of the most important digital tools that a consumer-facing business can employ. Smartphones and tablets are now the leading devices for accessing the internet, and it is estimated that upwards of 80% of mobile use time is dedicated to utilizing mobile apps. As consumers become more mobile, businesses are increasingly seeing the need to as well. Currently, the mobile app development industry serving small to medium-sized businesses is fragmented, and the Company believes that iMobileApp can become a brand leader in this category once the resources are in place to promote the product more widely.

An iMobileApp provides consumers easy access to a business website simply by touching the Company’s application icon. There is no need to search for or type in a web address. iMobileApp has dozens of basic and advanced functions, including providing businesses the ability to send a segmented promotional message that appears on the consumer’s mobile device front page, rather than in an email or text message. It also offers “Geo-fencing,” a feature that allows businesses to message customers who are in the vicinity of their store or event, or even when visiting a competitor.

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

A partial listing of iMobileApp features includes:

Mobile Client Framework (“MCF”) - Our mobile client framework software allows us to provide customized apps that can be installed on the individual mobile devices and deployed through the Apple and Android app stores.

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

Inventory Display Manager – Business can manage, display and sell from their inventory on their mobile app. Inventory can be integrated through a web link, hand-key, or inventory management data feed.

Event Manager – Business can manage and display upcoming events on their mobile app. Customers can view the event calendar, RSVP and Inventory can be integrated through a web link, hand-key, or inventory management data feed.

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

Marketing information - If an app customer has enabled first-time user data collection, then that information will be available to the app customer on their portal.

WEBSITES

The Company designs, launches, maintains and hosts websites for businesses incorporating SEO (search engine optimization), social media marketing, and online reviews to improve their presence online. We provide specific, tailored action plans for our clients’ websites that include services such as eCommerce, CRM (Customer Relationship Management) development and integration. This custom software not only helps businesses communicate with customers but can also be used for employees to communicate internally. The CRM software can be web based, integrated with a mobile app, or both. We work with clients to understand their unique needs and incorporate the features and requirements that are most important to them and will facilitate their business growth and success. Separately, the Company designs and builds custom kitchen ordering software for independent grocery stores, delicatessens, and other food service businesses. The software can be designed for use in a combination of ways including mobile devices and in-store ordering. The kitchen ordering software is enabled with payment integration, text messaging notification, wireless printing, and other features. iMobile Solutions, Inc. provides a turn-key solution for any business looking to simplify or streamline their kitchen ordering process.

TEST MESSAGING

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

In June 2010, iMobile Solutions, Inc. entered into an exclusive five-year agreement with a U.S. government authorized third-party distributor of on-line data from National Motor Vehicle Title System (NMVTIS) for NMVTIS data on motorcycles, scooters, ATVs and recreational vehicles. This agreement has been renewed each year on a year-to-year basis.

NMVTIS is an information system that federal law required the United States Department of Justice establish to provide an electronic means to verify vehicle title, brand, and theft data among motor vehicle administrators, law enforcement officials, prospective purchasers and insurance carriers. NMVTIS was initially authorized in the Anti-Car Theft Act of 1992 and reauthorized by the Anti-Car Theft Improvements Act of 1996. After passage of the 1996 reauthorization, responsibility was transferred from the U.S. Department of Transportation to the U.S. Department of Justice. The NMVTIS system is a Department of Justice program currently operated by the American Association of Motor Vehicle Administrators (AAMVA). The system also provides a means for states to share title information in order to prevent fraud and other crime.

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

Cyclechex Motorcycle History Reports

Cyclechex Motorcycle History Reports (Cyclechex.com) contain valuable information for consumers, motorcycle dealers, insurers, auction houses, and lenders including verifying the specific make, model, and year of a pre-owned motorcycle.

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

Our system extracts information from multiple sources, including, but not limited to, governmental agencies, in order to provide the most current information available for the benefit of all interested parties. With a no-hassle, 90-day, 100% money-back guarantee, and at a modest cost, a Cyclechex Motorcycle History Report provide buyers and sellers peace of mind for decision-making. This critical information is available to any interested party by entering a seventeen digit Vehicle Identification Number (VIN) on our website. Reports are available on vehicles dating back to model year 1981.

RVchex Recreational Vehicle History Reports

RV History Reports (RVchex.com) contains important and valuable information about any reported damage, salvage, and other relevant data on pre-owned RVs. Our system extracts information from multiple data sources, including, but not limited to, government agencies throughout the United States. RVchex.com delivers up-to-date, accurate information to consumers, RV dealers, lenders, insurers, and other interested parties, and we offer a no-hassle, 100% money-back guarantee. This critical information is available to any interested party by entering a seventeen digit Vehicle Identification Number (VIN) on our website.

Truckchex Heavy Duty Truck History Reports

The Truckchex Heavy Duty Truck History Report (Truckchex.com) contains valuable information for truck drivers, trucking companies, dealers, insurers, auction houses, and lenders, including whether a specific pre-owned commercial truck has any previously reported damage, recorded accidents, post-accident inspections, inspection violations, the last recorded odometer reading, any salvage or damaged titles, the manufacturer’s original equipment, and OEM recall data. Our system extracts information from multiple data sources, including, but not limited to, governmental agencies throughout the United States. Truckchecks.com delivers up-to-date, accurate to consumers, truck dealers, lenders, insurers, and other interested parties, and we offer a no-hassle, 100% money-back guarantee. This critical information is available to any interested party by entering a seventeen digit Vehicle Identification Number (VIN) on our website.

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

VIN Decoding

Crash Data

Inspection Data

MUNICIPAL AND NON-PROFIT LEASING OF ESSENTIAL EQUIPMENT

We continue to offer an equipment-leasing product for local and state agencies as well as non-profit organizations throughout the country seeking a better and more economical way to finance their essential equipment needs. Through this program, the equipment we finance includes, but is not limited to, police motorcycles, cruisers, buses, fire trucks, and EMS equipment. We are currently a preferred provider listed on the BMW Motorrad USA Police Motors site as a suggested financing source for law enforcement agencies. We are planning to expand our roster of equipment manufacturers and the types of equipment we lease to this market. Financing is offered on a pass through basis with a Midwest bank.

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

Strategic Advantage

As a subsidiary of Sparta, NWHB benefits from the parent Company’s ability to support its on demand web/mobile application development/maintenance, accounting, corporate governance, and real time customer support across the NWHB product line. This relationship results in significant time and cost efficiencies and fosters a mutually beneficial parent/subsidiary relationship.

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

iMobile Solutions, Inc. (iMS)

The primary marketing objective for iMS is to continue penetrating new business verticals and to be a leader in mobile app development for growing businesses. While an iMobileApp can benefit any business, the Company identifies and focuses marketing efforts on specific verticals, currently comprised of vehicle dealers, country clubs, racetracks, restaurants, and similar industries with similar charactistics, to build a presence in certain industries and become the “go-to” mobile app developer for those markets. As we continue to target franchised vehicle dealers by type of product and manufacturer by specifically approaching each dealership in their dealer network to promote our iMS mobile application we are gaining market share of the vehicle dealer marketplace. By selling our mobile applications throughout one manufacturer’s dealer network, we benefit from “word of mouth” referrals while building a recognizable presence in that market.

iMobileApp (iMA)

There are two primary areas of focus to continue gaining market share for iMA – digital marketing and targeted sales efforts.

The digital marketing strategy is predicated on the fact that the business mobile app marketplace is emerging and highly fragmented. In parallel, the web is not yet dominated by any one business mobile app competitor. Our strategy is to build a strong digital web presence that will help grow our business in the short term, and establish iMA as the market leader in web search as the industry consolidates. The cornerstone of our digital strategy is a state-of-the-art web management platform (see www.iMobileApp.com) that is highly search engine optimized (SEO) in structure and content. Page rank and traffic will increase over time as we support the website with traffic building efforts through blogging, social networking, ad-clicks, remarketing, and continual technical and content optimization. The goal is to have a leading market share in organic and accidental search for businesses seeking mobile application solutions.

Targeted sales and marketing efforts will be employed against key categories that have an established high level of acceptance for mobile apps and/or in which iMA has already established market share. Efforts will include inside sales calls, email campaigns, category trade association marketing, and customer referrals.

Vehicle History Reports

The vehicle categories that we are targeting - motorcycles, recreational vehicles and commercial trucks – are not the focus of our largest competitors (CARFAX®, AutoCheck®). Distribution in the vehicle history reports industry is web-based, and digital competition in our targeted categories is relatively weak and fragmented. Our digital strategy is to become the leading search result for consumers seeking information on used powersports vehicles RV’s, and heavy-duty trucks. We employ an advanced web management platform that is highly search engine optimized (SEO). Our goal is to increase page rank and traffic over time with traffic building efforts through blogging, social networking, ad-clicks, remarketing, and continual technical and content optimization.

This area has considerable opportunity to increase brand awareness and grow traffic through product development, targeted marketing programs and strategic partnerships.

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

New World Health Brands – Wellness

Our initial marketing strategy has been a direct-to-consumer online sales approach via our website www.newworldhealthbrands.com within the United States, by using e-commerce to reach consumers to introduce and guide them through the Wellness buying process. Starting with a solid foundation of content and robust product offerings, our marketing strategy will continue to be supplemented with social media exposure, (Facebook and Instagram). Our marketing strategy centers on expanding our presence across various marketplaces. We have successfully established ourselves on prominent platforms like Amazon, Walmart, Etsy, and eBay. Additionally, we remain steadfast in our pursuit of emerging avenues that can further amplify our market reach. Our next phase focuses on enhancing our social media footprint through consistent content creation, responsive audience engagement, and strategic collaboration with influencers. Our overarching objective is to disrupt the supplement industry, placing paramount importance on customer well-being and community integration. Our commitment transcends mere transactions; we are driven by a mission to guide our customers in making informed choices for their wellness journey. As New World Health Brands continues to experience growth, our aspiration is to become the go-to destination for reliable and effective wellness solutions.

Using data collection and customer analysis from e-commerce sales will continue to be a significant component of NWHB’s marketing strategy. Direct-to-consumer e-commerce sales give an unprecedented opportunity to gain significant insight into how to better support the customer based on data, including buying habits, purchase frequency, and in many cases, how the product is being used, whether it be general wellness, health conditions, etc. By building customer trust with a focus on premium, quality products and live customer service, we expect to become a well-recognized brand. Through our own social media and blogging platforms, management expects New World Health Brands will continue to grow organic sales and revenue by promoting our products as trusted brands for consumers who desire premium Wellness products.

Competition

While there are numerous entities offering customized mobile apps, we believe that iMobileApp is a leading pre-packaged customizable mobile app for small to medium sized business, such as restaurants, country clubs, social clubs, racetracks, grocery stores, agriculture dealers, vehicle dealers, and more, at a price point significantly below other vendors of customized apps for these industries.

Because of our strong commitment to customer service and our compelling product, we believe that our iMobileApp product can be effectively and competitively marketed once the resources are in place to promote the product more widely.

The two major providers of used automobile history reports, CARFAX® and AutoCheck® do not provide motorcycle, recreational vehicle or heavy-duty truck history reports. In fact, CARFAX® states on their website FAQ’s that their database contains records primarily of cars and light trucks and “for heavy trucks, RVs, or motorcycles, CARFAX® recommends checking with your DMV, enthusiast forums, and of course a pre-purchase vehicle inspection.” AutoCheck® states on its web site “AutoCheck® only reports on information for cars and light trucks.” We have not identified direct competition of the RV space and do not intend to compete directly with either CarFax® or AutoCheck®.

Employees

As of April 30, 2024, we had four full-time employees and three part-time employees.

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

Risks Related To Our Financial Condition

We have a history of operating losses.

Through our fiscal year ended April 30, 2024, we have incurred significant expenses and have sustained significant losses. We have an accumulated deficit of $66,795,350 at April 30, 2024 and a negative working capital of $9,008,519.

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

We have incurred total liabilities of $9,756,277 as of April 30, 2024. Unless we can restructure some or all this outstanding debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate significant revenue.

Our auditor’s opinion expresses doubt about our ability to continue as a “going concern”.

The independent auditor’s report on our April 30, 2024, and April 30, 2023 consolidated financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern. We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable. Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales, or obtaining credit lines or loans from various financial institutions where possible. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Certain of our securities are subject to variable conversion prices and adjustments. As a result, future conversion of debt into shares of common stock or issuance of new convertible debt may result in significant dilution to our shareholders. There were approximately 42 million potential shares at April 30, 2024. The number of potential shares will likely vary based on fluctuations in the trading price of our stock. We are negotiating potential settlements of debt to reduce the number of potential shares. (SEE ITEM # 3 LEGAL PROCEEDINGS).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 555 Fifth Avenue, 14th Floor, New York, NY 10017. We had an agreement for use of office space at this location under a sub-lease which expired July 31, 2018 and continues on a month-to-month basis thereafter. For the year ending April 30, 2024 and 2023, the rent was $90,946 and $68,000 respectively.

ITEM 3. LEGAL PROCEEDINGS

As of April 30, 2024, we have not been named as parties to any further legal proceedings. The two litigations disclosed prior are updated below. From time to time, of course, we may become involved in further legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

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

	High	Low
Fiscal Year 2024
First quarter (May 1, 2023 – July 31, 2023)	$0.19	$0.12
Second quarter (August 1, 2023 – October 31, 2023)	$0.156	0.07
Third quarter (November 1, 2023 – January 31, 2024)	$0.14	0.05
Fourth quarter (February 1, 2024 – April 30, 2024)	$0.15	0.09
Fiscal Year 2023
First quarter (May 1, 2021 – July 31, 2022)	$0.21	$0.08
Second quarter (August 1, 2022 – October 31, 2022)	$0.28	$0.09
Third quarter (November 1, 2022 – January 31, 2023)	$0.19	$0.19
Fourth quarter (February 1, 2023 – April 30, 2023)	$0.23	$0.13

Holders

The approximate number of holders of record of our common stock as of April 30, 2024 was 3,110 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2024, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend that may be paid in cash or shares of common stock at our option. As of April 30, 2024, we have not distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2024, there was $11,574 of accrued Series A dividends payable.

As of April 30, 2024, and April 30, 2023, we had no shares of Series B preferred stock outstanding or dividends payable.

As of April 30, 2024, and April 30, 2023, we had 1,919,157, and 1,979,157 shares of Series C convertible preferred stock outstanding, respectively. The Series C convertible preferred stock is non-dividend paying.

As of April 30, 2024, and April 30, 2023, we had 400,877 and 937,701 shares of Series D convertible preferred stock outstanding, respectively. The Series D convertible preferred stock is non dividend paying.

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

Issuance of common stock and restricted preferred units:

During the year ended April 30, 2024, the Company:

●	Converted 20,000 Series C preferred shares to 767,578 shares of common stock
●	Converted 134,206 Series D preferred shares to 536,824 shares of common stock
●	Issued 1,512,759 shares of common stock valued at $123,000 to seven accredited investors related to equity investments
●	Issued 185,000 shares valued at $15,905 to accredited investors related to promissory notes.
●	Issued 25,000 shares of common stock for consulting services valued at $3,875
●	Issued 3,507,952 shares of common stock valued at $256,716 relating to the conversion of promissory notes
●	Issued 149,989 shares valued at $23,490 for services rendered

The issuance of shares of our Series C and Series D Convertible Preferred Units was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. These shares were unissued as of April 30, 2024.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“FORWARD-LOOKING” INFORMATION

This report on Form 10-K contains various statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder which represent our expectations and beliefs, including, but not limited to, statements concerning the Company’s business and financial plans and prospects and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and other similar expressions can, but not always, identify forward-looking statements, which speak only as of the date such statement was made. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), including Item 1A of the Company’s Annual Report of Form 10-K for the year ended April 30, 2024. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

RESULTS OF OPERATIONS

For the year ended April 30, 2024, our revenues from operations decreased approximately $64,866 or 25% as compared to the year ended April 30, 2023. We have continued to incur significant expenses and have sustained significant losses.

Revenues totaled $192,040 in fiscal 2024 compared to revenues of $256,906 in fiscal 2023. The decrease was primarily due to a decrease in information technology revenues.]:

Cost of Revenue

The cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports. A decrease of $6,189 or 17% is primarily due to reduced in merchant fees of $16,327 or 94% which was direct result of discontinued retail sales of CBD products.

Operating Expenses

General and administrative expenses were $1,019,762 during the year ended April 30, 2024, compared to $1,603,600 during the year ended April 30, 2023, a decrease of $538,838, or 36% primarily due to decreased compensation and related cost of $177,679 or 23% and consulting fees decreasing by $355,181 or 83%.

The following are the major expense categories:

	2024	2023	Increase (Decrease)%

Compensation and Related cost	599,936	777,615	(177,679)	(23)%
Accounting and Legal Fees	70,661	78,120	(7,459)	(10)%
Consulting Fees	73,290	428,471	(355,181)	(83)%
Rent and Lease	90,946	68,000	22,946	34%
General office Expenses	184,929	251,394	(66,465)	(26)%
	1,019,762	1,603,600	(583,838)	(36)%

Other income (expense)

Other income (expenses) for the year ended April 30, 2024, comprised primarily of convertible notes written off $180,700, commission on municipal bonds of $17,051 and gain on the value of derivative liabilities of $634,827, while in the fiscal year 2023, comprised of interest expenses of $528,176, and gain on the value of derivative liabilities of $2,170,516.

Net Income (Loss)

Our net loss attributable to common stockholders for the year ended April 30, 2024, was $644,490, compared to a net income of $1,020,456 for April 30, 2023. The net loss for the year was primarily due to the decrease of gain on the valuation of derivative liabilities, where the gain in value as of April 30, 2024, was $634,827 compared to the previous year’s gain in valuation of $2,170,516.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2024, we had an accumulated deficit of $66,795,350 and a total stockholders’ deficit of $10,643,131. Our net cash flow from operations had a negative balance of $1,214,419 for the year ended April 30, 2024. This deficit results primarily from our net loss of $607,251, which was decreased further by noncash income from change in fair value of derivative liabilities of $634,827, and offset by a decrease in Accounts payables and accrued expenses $490,263.

We met our cash requirements during the period through revenue of $192,040 and proceeds from the sale of common shares $468,000 and proceeds from convertible notes $379,000.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At April 30, 2024, we had 6 full time employees, one part time employee, and 2 full-time consultants. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

AUDITOR’S OPINION EXPRESSES DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A “GOING CONCERN”

The independent auditors report on our April 30, 2024 and 2023 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended April 30, 2024, we have relied on the services of outside consultants for services and currently have four full-time employees and three part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To: Shareholders and

Board of Directors of Sparta Commercial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sparta Commercial Services, Inc. (the “Company”) as of April 30, 2024, and April 30, 2023, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of years ended April 30, 2024, and April 30, 2023, the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company had a working capital deficit of $9,008,519, and accumulated deficit of $66,795,350, as of April 30, 2024. And the Company had a working capital deficit of $9,820,435, and accumulated deficit of $66,150,857 as of April 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

The Company determined that variable conversion features issued in connection with certain convertible debentures required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Binomial Model.

We identified the accounting considerations and related valuations, including the related fair value determinations of the embedded derivative liabilities of such as a critical audit matter. The principal considerations for our determination were: (1) the accounting consideration in determining the nature of the various features (2) the evaluation of the potential derivatives and potential bifurcation in the instruments, and (3) considerations related to the determination of the fair value of the various debt and equity instruments and the conversion features that include valuation models and assumptions utilized by management. Auditing these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed. For the year ended April 30, 2024, and April 30, 2023, the Company recorded derivative liability related to these Convertible Debentures of $740,940, and $1,375,767 respectively.

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

PCAOB ID: 06771

We have served as Sparta Commercial Services, Inc.’s auditor since 2023.

Houston, Texas

August 14, 2024

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$100,953	$4,028
Accounts receivable	6,724	-
Inventory	3,004	-
Other current assets	-	-
Total Current Assets	110,681	4,028
Property and equipment, net of accumulated depreciation and amortization of $213,262 and $213,262, respectively	-	-
Deposits - rent deposit	9,000	9,000
Total assets	$119,681	$13,028
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current Liabilities
Bank overdraft	$-	$54,410
Accounts payable and accrued expenses	1,208,194	1,698,457
Short Term Loan	1,585	1,585
Current portion notes payable	7,168,481	6,694,244
Derivative liabilities	$740,940	1,375,767
Total Current Liabilities	9,119,200	9,824,463
Total Long Term Liabilities	637,077	435,753
Total liabilities	$9,756,277	$10,260,216
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of April 30, 2024 and April 30, 2023 respectively	12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share,1,919,157 and 1,979,157 shares issued and outstanding as of April 30, 2024 and April 30, 2023 respectively	1,919	1,979
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 400,877 and 937,701 shares issued and outstanding as of April 30, 2024 and April 30, 2023, respectively	401	938
Common stock, $0.001 par value; 750,000,000 shares authorized, and 29,495,189 and 23,045,205 shares issued and outstanding as of April 30, 2024 and April 30, 2023, respectively	29,495	23,045
Common stock to be issued 33,396,000 and 23,704,788 as of April 30, 2024 and April 30, 2023, respectively	33,396	23,705
Additional paid-in-capital	56,074,508	54,872,206
Accumulated deficit	(66,795,350)	(66,150,857)
Total deficiency in stockholders’ deficit	(10,643,131)	(11,216,483)
Non-controlling interest	1,006,534	969,295
Total Deficit	(9,636,597)	(10,247,189)
Total Liabilities and Stockholders’ Deficit	$119,681	$13,028

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

	For the year ended April 30,
	2024	2023
Revenue
Information technology	$166,670	$235,134
New World Health Brands	25,370	21,772
Total Revenue	192,040	256,906
Less Cost of goods sold	36,771	42,961
Gross profit	$155,269	$213,945
Operating expenses:
Compensation and Related cost	599,936	777,615
Accounting and Legal Fees	70,661	78,120
Consulting Fee	73,290	428,471
Rent and Lease	90,946	68,000
General office Expenses	184,929	251,394
Total operating expenses	1,019,762	1,603,600

Loss from operations	$(864,493)	$(1,389,655)
Other (income) expense:
Commision on Municipal Bonds	$(17,051)	$(5,357)
Interest Expense on notes	580,636	528,176
Write off convertible notes	(180,700)	(771,494)
Liabilities written back	(375,000)
Discount (Commitment Shares)	165,315
Warrant Expense	204,385
Loss (gain) in changes in fair value of derivative liability	(634,827)	(2,170,516)
Total other (income) expense	$(257,242)	$(2,419,191)
Net income (loss)	(607,251)	1,029,536
Net profit attributable to minority shareholder	(37,239)	(9,080)
Preferred dividend	-	-
Net income (loss) attributed to common stockholders	$(644,490)	$1,020,456
Basic and diluted loss per share:
Income (Loss) from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.02)	0.05
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.02)	$0.05
Weighted average shares outstanding	28,256,600	19,378,437

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

	Series A		Series C		Series D				Common Stock		Additional Paid in	Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Warrants)	Capital	Deficit	Interest	Total
Balance April 30, 2023	125	12,500	1,979,157	1,979	937,701	938	23,045,205	23,045	23,704,788	23,705	-	54,872,206	(66,150,857)	969,295	$(10,247,189)
Issuance of Preferred and Common Stock for Cash	-	-	-	-	-	-	-	-	2,121,000	2,121		167,879	-	-	170,000
Conversion of notes to common shares					-	-	3,428,505	3,429	454,000	454		181,008	-	-	184,891
Issuance of common shares for cash	-	-	-	-	-	-	855,906	856	2,218,844	2,218		302,969	-	-	306,043
Stocks issued as a note holder incentive	-	-	-	-	-	-	-	-	54,000	54		4,946	-	-	5,000
Issuance of common shares for services	-	-	-	-	-	-	151,000	151	-	-		23,340	-	-	23,491
Stocks issued for equity/services	-	-	-	-	-	-	346,995	347	(346,995)	(347)		24,653	-	-	24,653
Conversion of notes payable	-	-	-	-	-	-	900,000	900	886,000	886		148,214	-	-	150,000
Conversion of preferred shares	-	-	(60,000)	(60)	(536,824)	(537)	767,578	767	(170,754)	(170)		-	-	-	-
Net Income (loss) for the year	-	-	-	-	-	-	-	-	-	-		-	(644,490)	37,239	(607,251)

Warrants issued on conversion of Notes	-	-	-	-	-	-	-	-	-	-	$154,408	-	(3.00)	-	154,405
Warrants issued with Common Stock	-	-	-	-	-	-	-	-	-	-	$49,977	-	-	-	49,977
Commitment Shares not yet issued	-	-	-	-	-	-	-	-	4,475,000	$4,475	-	$144,908	-	-	149,383
Balance April 30, 2024	125	$12,500	1,919,157	$1,919	400,877	$401	29,495,189	$29,495	28,920,883	$33,395	$204,385	$55,870,124	$(66,795,350)	$1,006,534	$(9,636,597)

Balance April 30, 2022	125	$12,500	2,163,000	$2,363	618,411	$618	15,128,005	$15,128	8,916,805	$8,292		$53,213,898	$(67,180,393)	$978,375	$(12,949,219)
Conversion of Preferred to common shares C	-	-	(462,792)	(462)	-	-	1,388,376	1,388	1,175,101			296,958	-	-	297,884
Conversion of Preferred to common shares D					(141,053)	(141)	564,212	564	-	-		141,053	-	-	141,476
Issuance of common shares for cash	-	-	-	-	-	-	505,219	505	2,908,704	2,909		264,086	-	-	267,500
Issuance of shares for services	-	-	-	-	-	-	2,328,899	2,329	-	-		334,117	-	-	336,446
Issuance for Notes payable	-	-	-	-	-	-	250,000	250	-	-		34,160	-	-	34,410
Stocks issued as note holder incentive	-	-	-	-	-	-	2,014,589	2,015	507,360	507		220,956	-	-	223,478
Stocks issued for equity	-	-	-	-	-	-	865,905	866		-		146,614	-	-	147,480
Reconcilimg shares	-	-	278,949	78	460,343	461			11,371,919	11,997		220,364	-		232,900
Net Income (loss) for the year	-	-	-	-	-	-	-	-	-	-		-	1,029,536	(9,080)	1,020,456
Balance April 30, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	23,045,205	$23,045	23,704,788	$23,705		$54,872,206	$(66,150,857)	$969,295	$(10,247,189)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ending April 30

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ( loss )	$(607,251)	$1,020,456
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Loss (Gain) from change in fair value of derivative liabilities	(634,827)	(2,170,516)
Non-cash financing cost	154,405	(2,976)
Write off convertible notes	(180,700)	-
Shares issued for services	48,144	-
Stocks issued as note holder incentive	5,000	-
Conversion of notes payable to equity	500,804
Changes in operating assets and liabilities
Accounts receivable	(6,724)	-
Inventory	(3,004)	-
Other assets	-	-
Accounts payable and accrued expenses	(490,265)	(1,931,727)
Deferred revenue	-	-
Net cash used in operating activities	$(1,214,419)	$(3,084,763)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	$(54,410)	$-
Proceeds from sale of stock	476,043	1,245,190
Net Proceeds from notes payable	688,985	1,516,573
Proceeds from conversion	-	439,360

Changes in related parties	201,324	(112,650)
Conversion of promissory notes	(597)	-
Net cash provided by financing activities	$1,311,345	$3,088,474

Net (decrease) increase in cash	$96,925	$3,711

Cash and cash equivalents, beginning of period	4,028	317
Cash and cash equivalents , end of period	$100,953	$4,028

Cash paid for:
Interest
Income taxes	-	-

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024 AND 2023

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

Sparta’s response to the onset of the COVID-19 pandemic in early 2020 quickly took shape with thorough investigations into evolving customer trends in health and wellness. As a result, we expanded New World Health Brands and developed a new product line of natural dietary supplements. In August 2020, we launched an online B to C website: www.newworldhealthbrands.com, featuring high-quality nutritional supplements, including vitamins and minerals, such as, Iodine for children and adults, Boron, copper/Zinc/Selenium, Magnesium, Spermidine, Vitamin B Complex, Vitamin C and PQQ, with more products to come. All health and wellness offerings are exclusively sourced and manufactured in the United States and adhere to strict U.S. standards and guidelines to ensure the safety and quality of our products. Sparta’s commitment to high standards and transparency is tantamount to being a trusted brand.

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of April 30, 2024, and 2023 have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to present the operating results for the respective periods fairly. The Company believes that the disclosures provided are adequate to make the information presented accurate.

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

The following table presents our revenues disaggregated by revenue source:

	Year Ended April 30,
	2024	2023
Information Technology	$166,670	$235,134
New World Health Brands	25,370	21,772
	$192,040	$256,906

Cash Equivalents

For the purpose of the accompanying financial statements, all highly-liquid investments with a maturity of three months or less are considered to be cash equivalents.

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

At April 30, 2024 and 2023, 81 million potential shares (including 29,495,189 shares to be issued included on the balance sheet) and 152 potential shares (including 8,916,805) shares to be issued included on the balance sheet), respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of April 30, 2024 and 2023 which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE B – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements show that the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of April 30, 2024, the Company had an accumulated deficit of $66,795,350 and a working capital deficit (total current liabilities exceeded total current assets) of $9,008,519. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	April 30, 2024	April 30, 2023
Notes convertible at holder’s option	$2,723,197	$2,103,256
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	2,399,221	2,659,519
Subtotal	5,498,118	5,098,475
Less debt discount	-	-
Total	$5,498,118	$5,098,475

Certain of the notes payable contain variable conversion rates and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 30% to 48% to market value.

Amortization of debt discount for the years ended April 30, 2024, and 2023 was $0 and $0, respectively.

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

The change in fair value of the derivative liabilities of convertible notes outstanding at April 30, 2024 and 2023 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from	1.4% to 4%
Expected stock price volatility		123%
Expected dividend payout		0
Expected options life in years	Ranging from	1 year to 2 years

Changes in derivative liability during the years ended April 30, 2024, and 2023 were:

	April 30,
	2024	2023
Balance, beginning of year	$1,375,767	$3,546,283
Derivative liability reclassified to additional paid in capital	(0)	(0)
Derivative financial liability arising on the conversion of notes and warrants	(241,391)	(195,968)
Fair value adjustments	(393,436)	(1,974,548)
Balance, end of year	$740,940	$1,375,767

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of April 30, 2024, and 2023, aggregated loans payable to related parties and, without demand to officers and directors were $637,077 and $435,753 respectively.

NOTE E – EQUITY TRANSACTIONS

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value.

On December 30, 2020, Sparta Commercial Services, Inc. (the “Company”) filed with the Secretary of State of the state of Nevada, a Certificate of Amendment to its Articles of Incorporation (the “Amendment”). The Amendment was effective as of December 30, 2020. On July 9, 2020, the Board of Directors of the Company declared July 30, 2020 as the effective date for the 1 for 100 reverse stock split (the “Reverse Stock Split”), previously approved by the stockholders of the Company by written consent in accordance with the information contained in the Schedule 14C Information Statement filed with the Securities and Exchange Commission on July 9, 2020. FINRA reviewed and authorized the corporate action changing the effective date to December 30, 2020 (the “Effective Date”).

As a result of the Reverse Stock Split, every one hundred shares of outstanding common stock was automatically be converted into one share of the Company’s common stock immediately prior to the opening of trading on the next business day after the Effective Date. If, as a result of the reverse split, a stockholder was left with a fractional share, that stockholder received one full share in lieu of such fractional share. Immediately after the effectiveness of the reverse split, there were 7,027,930 shares of the Company’s common stock issued and outstanding. The aggregate number of shares of common stock that the Company is authorized to issue remained the same and was unaffected by the Reverse Stock Split. All outstanding stock options and other contractual rights including the preferred stock entitling the holders of such rights to acquire shares of common stock outstanding at the Effective Date will be appropriately adjusted to give effect to the Reverse Stock Split.

The Company had 29,495,189 and 23,045,205 shares (post-split) of common stock issued and outstanding as of April 30, 2024 and 2023, respectively. The Company had 28,920,883 and 23,704,788 shares of common classified as to be issued at April 30, 2024 and April 30, 2023, respectively.

During the year ended April 30, 2024 the Company:

●	Converted 20,000 Series C preferred shares to 767,578 shares of common stock
●	Converted 134,206 Series D preferred shares to 536,824 shares of common stock
●	Issued 1,512,759 shares of common stock valued at $123,000 to seven accredited investors related to equity investments
●	Issued 185,000 shares valued at $15,905 to accredited investors related to promissory notes.
●	Issued 25,000 shares of common stock for consulting services valued at $3,875
●	Issued 3,507,952 shares of common stock valued at $256,716 relating to the conversion of promissory notes
●	Issued 149,989 shares valued at $23,490 for services rendered

During the year ended April 30, 2023 the Company:

●	Converted 462,792 Series C preferred shares to 1,388,000 shares of common stocks
●	Converted 141,053 Series D preferred shares to 564,212 shares of common stocks.
●	Issued 505,212 shares of common stocks with unissued remaining of 2,908,714 for cash of $267,500
●	Issued 2,328,899 shares of common stocks for consulting services valued at $336,446
●	Issued 250,000 shares of common stock for conversion of notes payable valued at $25,000
●	Issued 2,014,589 shares of common stocks as an incentive to noteholders valued at $279,414
●	Issued 1,371,124 shares of common stock valued at $99,581 to six accredited investors related to equity investments

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

As of April 30, 2024, and 2023 the Company had:

Preferred stock outstanding shares	2024	2023
Series A	125	125
Series B	-	-
Series C	1,919,157	1,979,157
Series D	400,877	937,701

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

The table below summarizes the fair values of financial liabilities as of April 30, 2024:

	Fair Value at	Fair Value Measurement Using
	April 30, 2024	Level 1	Level 2	Level 3
Derivative liabilities	$740,940	-	-	$740,940

Fair values of financial liabilities as of April 30, 2023 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$1,375,767	-	-	$1,375,767

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

NOTE G - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2024 and 2023 consist of the followings:

	2024	2023
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(213,262)	(213,262)
Net property and equipment	$-	$-

All equipment are fully depreciated as of the fiscal year end April 30, 2024 and 2023. No additional investment in equipment for both fiscal year.

NOTE H – WARRANTS AND STOCK OPTIONS:

Stock options totaling 290,000 shares were issued to employees or service providers during the year ended April 30, 2024. As of April 30, 2024, a total of 11,812,708 stock options were vested. The computed fair value was $204,385.

NOTE I - INCOME TAXES

At April 30, 2024, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $66,795,347 that may be used to offset future taxable income and expiring through the tax year 2036, subject to certain limitation pursuant to Internal Revenue Code Section 382. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that, the benefits will not be realized.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended April 30,
	2024	2023
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(7.1)	(7.1)
Permanent differences	6.7	6.7
Change in valuation allowance	21.4	21.4

Provision for income taxes	0.0%	0.0%

Components of deferred tax assets as of April 30, 2024 and estimated 2023 are as follows:

	April 30,
	2024	2023
Noncurrent:
Net operating loss carry forward	$13,612,679	$14,753,877
Valuation allowance	(13,612,679)	(14,753,877)
Net deferred tax asset	$-	$-

NOTE J - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sub-lease which expired on July 31, 2018, and continues a month-to-month basis thereafter. The monthly base rent is $5,100.

Rent expense was $90,946 and $68,000 for the years ended April 30, 2024, and 2023, respectively.

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

The Company entered into five-year employment agreements with its CEO, Anthony L Havens and Vice President of Operations, Sandra L Ahman. As part of their employment agreements, Mr. Havens received five year options to purchase 376,256 shares of the Company’s common stock at $0.308 per share. The options vest in three equal tranches over three years. Ms. Ahman received five year options to purchase 125,419 shares of the Company’s common stock at $0.308 per share. The options vest in three equal tranches over three years.

Litigation

The Company is subject to legal proceedings and claims arising in its business’s ordinary course. Sparta can make no representations about the potential outcome of such proceedings.

As of April 30, 2024, we have not been named as parties to any further legal proceedings. The two litigations disclosed prior are updated below. From time to time, of course, we may become involved in further legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

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

NOTE K – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure as of the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

The Company issued 4,281,881 common shares in exchange for $330,000.

The Company issued 750,000 common shares pursuant to debt conversion of $75,000.

The Company issued 200,000 common shares in exchange for services.

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

ITEM 9.01 - FINANCIAL STATEMENTS AND EXHIBITS

(a) Financial Statements of Business Acquired. N/A

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2024. Based on the evaluation of these disclosure controls and procedures, and considering the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2024, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2024. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2024 based on criteria established in Internal Control—Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2024 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fiscal year ended April 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of April 30, 2024.

Name	Age	Position
Anthony L. Havens	70	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kristian Srb	69	Director
Jeffrey Bean	71	Director
Sandra L. Ahman	61	Vice President, Secretary and Director

Management Profiles

Anthony L. Havens is the Chairman, Chief Executive Officer, and a Director of Sparta Commercial Services, Inc, which he co-founded in 2004, and its subsidiaries, including Agoge Global USA. Mr. Havens penchant for taking the road less traveled has become his proven strategy over a more than 40-year career. His most recent joint venture agreement with Brazilian partner WeDev Group Ltda. culminated in December 2022. The visionary offspring of that partnership, Agoge Global USA, effectively transforms the outdated import/export transactional marketplace worldwide. Similarly, Mr. Havens has spearheaded through inspiration, creation and operational motivation for all other Sparta subsidiaries, product lines and services, and marketing strategy. They include Sparta’s mobile app, iMobile (add year?), Sparta Crypto (year?), New World Health Brands (year?), and SpartaPayIQ (year?). Previously, Mr. Havens was Chief Executive Officer and a Director of American Motorcycle Leasing Corp. (exited), a company he co-founded in 1994 and successfully launched the first of its kind full service, powersports consumer finance operational platform company into the marketplace with sales in 32 US states. Mr. Havens has more than 40 years of experience in finance and investment banking.

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

Sandra L. Ahman, Vice President, Secretary and Director. Ms. Ahman has been a Director of Sparta Commercial Services, Inc. since its inception in 2004, and as VP Operations. Ms. Ahman has managed originations, underwriting, servicing, and collections of its consumer financing portfolio. From 1994 to 2004, she was Vice President of Operations of American Motorcycle Leasing Corp. She was Manager, Human Resources for Comart and Aniforms, a sales promotion/marketing agency in New York, where she worked from 1986 to 1993.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta’s executive officers, directors, and persons who beneficially own more than ten percent of Sparta’s common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta’s common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2024, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended April 30, 2024 (“Named Executive Officers”).

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)(a)	($)	($)	($)	($)(b)	($)

Anthony L. Havens	2024	280,000		-	28,000		308,000
Chief Executive Officer	2023	280,000		-	28,494		308,494

Sandra L. Ahman	2024	140,000	-	-	14,000	-	154,000
Vice President, Operations	2023	140,000	-	-	14,247	-	154,247

(a)	For Mr. Havens includes accrued, unpaid net salary of $17,015 at year end 2024. For Ms. Ahman, includes accrued, unpaid net salary of $90,843, 91,829, and $72,395 at year end 2024, 2023, and 2022 respectively.
(b)	This column reports the total amount of perquisites and other benefits provided, if such total amount exceeds $10,000.

In general, compensation payable to a Named Executive Officer consists of a base salary, a stock or stock option award, and may include a cash bonus. During our 2024 fiscal year, we had in effect a written employment agreement with the Mr. Havens and Ms. Ahman. Our compensation system has generally not been tied to performance-based conditions other than the passage of time.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as of April 30, 2024.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Un-exercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Anthony L. Havens	376,256		0.1800	7/8/2027	-	-
Sandra L. Ahman	125,419		0.1800	7/8/2027	-	-
Anthony L. Havens	886,153		0.1800	7/22/2027	-	-
Sandra L. Ahman	727,273		0.1800	7/22/2027	-	-
Anthony L. Havens	500,000		0.0800	1/2/2027	-	-
Sandra L. Ahman	250,000		0.0800	1/2/2027	-	-
Anthony L. Havens	1,718,322		0.0800	1/2/2027	-	-
Sandra L. Ahman	1,562,500		0.0800	1/2/2027	-	-
Anthony L. Havens	934,579		0.1070	12/22/2027	-	-
Sandra L. Ahman	467,290		0.1070	12/22/2027	-	-
Anthony L. Havens	950,000		0.1800	2/8/2028	316,666	34,833
Sandra L. Ahman	400,000		0.1800	2/8/2028	133,333	14,667
Anthony L. Havens	1,400,000		0.1400	2/21/2029	933,933	102,667
Sandra L. Ahman	00,000		0.1400	2/21/2029	400,000	44,000

In fiscal 2024, non-employee directors received compensation. The Company granted to each of its two independent Directors five year options to purchase 200,000 shares of the Company’s common stock at $0.14 per share. The options vest in three equal tranches over three years. These options represent compensation for past service on the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In May 2009, the Company’s Board of Directors authorized a 2009 Consultant Stock Plan covering 133,334 shares of the Company’s common stock for purposes of compensation of certain consultants. Effective June 12, 2013, the Plan was amended to increase the authorized number of shares by 500,000 bringing the total number of authorized shares to 633,333. During the fiscal year ended April 30, 2024, no shares were issued under the plan.

In October 2014, the Company’s Board of Directors approved the “2014 Equity Incentive Plan” authorizing the issuance of up to 3,000,000 shares of the Company’s common stock or common stock purchase options. The purpose of the 2014 Equity Incentive Plan (the “2014 Plan”) is to advance the interests of Sparta Commercial Services, Inc. (the “Company”) and its shareholders by enabling the Company and its Subsidiaries to attract and retain persons of ability to perform services for the Company and its Subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The shares underlying the 2014 Plan were registered on Form S-8 with the Securities and Exchange Commission on November 3, 2014. During the fiscal year ended April 30, 2024, no shares of common stock were issued under the 2014 Plan.

Common Stock

The table below sets forth information regarding the beneficial ownership of our common stock as of August 10, 2022 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities, which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the 34,727,070 outstanding shares as of August 14, 2024, increased to reflect the beneficially owned shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	5,351,244	15.89%
Kristian Srb (2)	1,278,433	3.68%
Jeffrey Bean (3)	883,883	2.55%
Sandra L. Ahman (4)	3,599,228	10.36%
All current directors and named officers as a group (4 in all)	11,112,787	32.48%

(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 555 Fifth Avenue, 14thFloor. New York, NY 10017.

(1)	Excludes approximately 500 shares of common stock owned by Mr. Havens’ son held in an irrevocable trust account. Mr. Havens is not the trustee for his son’s trust account, and does not have the sole or shared power to vote or direct the vote of such shares. Mr. Havens disclaims beneficial ownership of such shares held in his son’s trust account.

Includes (i) 376,256 vested stock options, all exercisable at $0.308 per share until July 9, 2025, (ii) 886,154 vested stock options, all exercisable at $0.275 per share until July 22, 2025, (iii) 500,000 vested stock options all exercisable at $0.08 per share until January 3, 2027, (iv) 1,718,322 vested stock options all exercisable at $0.08 per share until January 3, 2027, (v) 934,579 vested stock options all exercisable at $0.107 per share until December 22, 2027, (vi) 633,334 vested stock options all exercisable at $0.18 per share until February 8, 2028, and (vii) 466,667 vested stock options all exercisable at $0.14 per share until February 21, 2029.

(2)	Includes (i) 482,143 vested stock options, all exercisable at $0.308 per share until July 9, 2025, (ii) and 125,000 vested stock options, all exercisable at $0.08 per share until January 3, 2027, (iii) 467,290 vested stock options all exercisable at $0.107 per share until December 22, 2027, (iv) 133,334 vested stock options all exercisable at $0.18 per share until February 8, 2028, and (v) 66,667 vested stock options all exercisable at $0.14 per share until February 21, 2029.

(3)	Includes (i) 482,143 vested stock options, all exercisable at $0.308 per share until July 9, 2025, (ii) 125,000 vested stock options, all exercisable at $0.08 per share until January 3, 2027, (iii) 133,334 vested stock options all exercisable at $0.18 per share until February 8, 2028, and (v) 66,667 vested stock options all exercisable at $0.14 per share until February 21, 2029.

(4)	Includes (i) 125,419 vested stock options, all exercisable at $0.308 per share until July 9, 2025, (ii) 727,273 vested stock options, all exercisable at $0.275 per share until July 22, 2025, (iii) 250,000 vested stock options, all exercisable at $0.08 per share until January 3, 2027 and (iv) 1,562,500 vested stock options, all exercisable at $0.08 per share until January 3, 2027, (v) 467,290 vested stock options all exercisable at $0.107 per share until December 22, 2027, (vi) 266,667 vested stock options all exercisable at $0.18 per share until February 8, 2028, and (vii) 200,00 vested stock options all exercisable at $0.14 per share until February 21, 2029.

Changes in Control

Other than outstanding convertible securities, we do not have any arrangements that may result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with our Directors during the fiscal years ended April 30, 2024 and 2023. As of April 30, 2024, we owed Mr. Srb $386,643 and Ms. Ahman $48,610.

Director Independence

None of our directors, other than Kristian Srb and Jeffrey Bean, is deemed an independent director. For purposes of determining independence, we are applying the independence standards of the NASDAQ Stock Market LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Victor Mokoulu, our principal independent registered public accounting firm, during the fiscal years ended April 30, 2024, and April 30, 2023 the fees were $18,000. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

There were no audit related fees provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2024, and 2023. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2024 and 2023 were $0 and $0, respectively. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audits, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm. All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2024 and 2023 were pre-approved. The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor’s provision of audit and non-audit services was compatible with maintaining the auditor’s independence.

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

Date: August 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President, Interim Principal Financial Officer
and Chairman of the Board

Date: August 14, 2024

By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: August 14, 2024

By:	/s/ Kristian Srb
Kristian Srb
Director

Date: August 14, 2024

By:	/s/ Jeffrey Bean
Jeffrey Bean
Director

Date: August 14, 2024

Page 55 of 55