Form 10-Q
period 2024-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2024-09-23
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT according to SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

As of September 20, 2024, we had 36,050,355 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2024, AND APRIL 30, 2024

(Unaudited)

	July 31,	April 30.
	2024	2024
ASSETS
Current Assets
Cash and cash equivalents	$136,492	$100,953
Accounts receivable	6,935	6,724
Inventory	4,243	3,004
Loans receivable	211,861	-
Total Current Assets	359,531	110,681
Deposits - rent deposit	9,000	9,000
Total assets	$368,531	$119,681
LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,295,836	$1,208,195
Short Term Loan	1,585	1,585
Current portion notes payable	7,293,360	7,168,481
Derivative liabilities	1,119,232	740,940
Total Current Liabilities	9,710,013	9,119,201

Loans payable-related parties	637,077	637,077
Loans payable-net of current portion	98,356	-
Total Long Term Liabilities	735,433	637,077
Total liabilities	10,445,446	9,756,278
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of July 31, 2024 and April 30, 2024, respectively	$12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share,1,919,157 and 1,919,157 shares issued and outstanding as of July 31, 2024 and April 30, 2024, respectively	1,919	1,919
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 400,877 and 400,877 shares issued and outstanding as of July 31, 2024 and April 30, 2024, respectively	401	401
Common stock, $0.001 par value; 750,000,000 shares authorized, and 32,825,112 and 29,495,189 shares issued and outstanding as of July 31, 2024 and April 30, 2024, respectively	32,825	29,495
Common stock to be issued 35,001,223 and 33,395,883 as of July 31, 2024 and April 30, 2024, respectively	35,002	33,396
Additional paid-in-capital	56,316,827	55,870,123
Additional paid-in-capital- reserves	276,943	204,385
Accumulated deficit	(67,758,523)	(66,795,350)
Total deficiency in stockholders’ equity	(11,082,106)	(10,643,131)
Non-controlling interest	1,005,191	1,006,534
Total Deficit	(10,076,915)	(9,636,597)
Total Liabilities and Deficit	$368,531	$119,681

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2024, AND 2023

(Unaudited)

	For the three months ended July 31,
	2024	2023
Revenue
Information technology	$34,344	$55,196
New World Health Brands	5,062	7,083
Merchant financing	2,145	-
Total Revenue	41,551	62,279
Less Cost of goods sold	8,583	8,924
Gross profit	$32,968	$53,355
Operating expenses:
Compensation and related costs	214,130	161,095
Accounting and legal Fees	24,220	1,140
Consulting fees	74,060	20,490
Rent and lease	18,000	18,000
General office expenses	46,352	114,311
Total operating expenses	376,762	315,036

Loss from operations	$(343,794)	$(261,681)
Other (income) expense:
Commission on Municipal Bonds	$(2,504)	$(731)
Financing costs	244,934	140,388
Write off convertible notes	-	(39,425)
Loss (gain) in changes in fair value of derivative liability	378,292	(153,279)
Total other (income) expense	$620,722	$(53,047)
Net income (loss)	(964,516)	(208,634)
Net profit attributable to minority shareholder	1,343	(2,709)
Preferred dividend	-	-
Net income (loss) attributed to common stockholders	$(963,173)	$(211,343)
Basic and diluted loss per share:
Income (Loss) from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.03)	(0.01)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.03)	$(0.01)
Weighted average shares outstanding	30,356,923	23,168,129

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICITS

For the three months ended July 31, 2024, and 2023

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	- Reserves	Capital	Deficit	Interest	Total
Balance April 30, 2024	125	12,500	1,919,157	1,919	400,877	401	29,495,189	29,495	33,395,883	33,396	204,385	55,870,123	(66,795,350)	1,006,534	$(9,636,597)
Subscribed shares issued	-	-	-	-	-	-	408,250	408	(408,250)	(408)	-	-	-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	1,971,673	1,972	1,813,590	1,814	-	331,214	-	-	335,000
Issuance of common stock for services	-	-	-	-	-	-	200,000	200	-	-	-	22,800	-	-	23,000
Conversion of notes payable	-	-	-	-	-	-	750,000	750	-	-	-	74,250	-	-	75,000
Warrants issued on conversion of Notes	-	-	-	-	-	-	-	-	-	-	72,558	-	-	-	72,558
Commitment Shares not yet issued	-	-	-	-	-	-	-	-	200,000	200	-	18,440	-	-	18,640
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(963,173)	(1,343)	(964,516)
Balance July 31, 2024	125	$12,500	1,919,157	$1,919	400,877	$401	32,825,112	$32,825	35,001,223	$35,002	$276,943	$56,316,827	$(67,758,523)	$1,005,191	$(10,076,915)

Balance April 30, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	23,045,205	$23,045	23,704,788	$23,705	$-	$54,872,206	$(66,150,857)	$969,295	$(10,247,189)
Issuance of common shares for cash	-	-	-	-	-	-	-	-	1,132,910	1,133	-	103,867	-	-	105,000
Stocks issued as a note holder incentive	-	-	-	-	-	-	75,000	75	-	-	-	6,900	-	-	6,975
Issuance of shares for services	-	-	-	-	-	-	830,906	831	(830,906)	(831)	-	69,169	-	-	69,169
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(211,343)	2,709	(208,634)
Balance July 31, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	23,951,111	$23,951	24,006,792	$24,007	$-	$55,052,142	$(66,362,200)	$972,004	$(10,274,679)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended July 31, 2024, and 2023

(UNAUDITED)

	Three Months Ended
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ( loss )	$(964,516)	$(208,634)
Adjustments to reconcile net loss to net cash used in operating activities:

Loss (Gain)from change in fair value of derivative liabilities	378,292	(153,279)
Non-cash financing cost	72,558	140,386
Shares issued for services	23,000
Stocks issued as note holder incentive	18,640	-
Changes in operating assets and liabilities
Accounts receivable	(211)	(149)
Inventory	(1,239)	(3,737)
Loans receivable	(211,861)	-
Accounts payable and accrued expenses	235,876	(24,274)
Net cash used in operating activities	$(449,461)	$(249,687)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	$-	$(40,887)
Proceeds from sale of stock	335,000	105,000
Stocks issued for equity	-	76,144
Net Proceeds from notes payable	150,000	115,000
Net cash provided by financing activities	$485,000	$255,257

Net (decrease) increase in cash	$35,539	$5,570

Cash and cash equivalents, beginning of period	100,953	4,028
Cash and cash equivalents , end of period	$136,492	$9,598

Cash paid for:
Interest
Income taxes	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024

(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Business

General Overview

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation with headquarters in New York City, (www.spartacommercial.com). We are a multi-disciplined parent corporation operating across three business sectors – Financial Services, E-Commerce & Mobile Technology, and Health and Wellness,

Sparta’s roots are in the Powersports industry. The Company provided retail installment loans and leases through authorized motorcycle dealerships in 33 states, with financing provided by institutional lenders. The Company also maintained a full underwriting and servicing platform for its portfolio. Notwithstanding the discontinuance of our initial focus on consumer loans and leases post Lehman and during the 2008 financial crisis, in 2007, the Company introduced a new initiative, Municipal Financing (www.spartamunicipal.com), which has financed over 100 jurisdictions to date. Sparta’s Municipal Finance program is available to all nonprofit organizations, institutions, and entities. All nonprofit organizations which adhere to I.R.S. guidelines, including 501 (c) 3 of the Internal Revenue Code, are eligible. Both public nonprofits, also known as public charities supported with publicly collected funds, and private nonprofits, also known as private foundations backed by an individual or business entity, qualify for the program..

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2024 and for the three months ended July 31, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2024 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission on August 14, 2024.

The results of operations for the three months ended July 31, 2024 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2025.

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

Revenue Recognition

Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue utilizing the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

 The Company acts as a principal in its revenue transactions as it is the primary obligor.

	Three months ended
Revenue	July 31, 2024	July 31, 2023
Information technology	$34,344	$55,196
New World Health	5,062	7,083
Merchant financing	2,145	-
Total	$41,551	$62,279

Revenues from mobile app products and New World Health Brands products are generally recognized upon delivery. Revenues from History Reports are typically recognized upon delivery/download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery. The Company records deferred revenues when cash payments are received or due before our performance, including refundable amounts. Revenues from merchant financing is recognized over the life of the contracts.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2024, and April 30, 2024, which consist of convertible instruments and rights to shares of the Company’s common stock. It determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company assessed the classification of its derivative financial instruments as of July 31, 2024 and April 30, 2024, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recent Accounting Pronouncements-

No recent pronouncements have been made or adopted in the quarter ended July 31, 2024. All of the pronouncements that affect our business have been adopted.

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of July 31, 2024, the Company had an accumulated deficit of $67,758,523 and a working capital deficit of $9,350,482. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has numerous outstanding notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	July 31, 2024	April 30, 2024
Notes convertible at holder’s option	$2,241,197	$2,723,197
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	2,957,221	2,399,221
Accrued interest	1,857,598	1,710,363
	7,391,716	7,168,481
Less non-current portion	(98,356)	-
Total	$7,293,360	$7,168,481

Certain notes payable contain variable conversion rates, and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 60% to market value.

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

The change in fair value of the derivative liabilities on July 31, 2024, was calculated with the following average assumptions using a binomial option pricing model are as follows:

Significant Assumptions:

Risk-free interest rate	4.73%
Expected stock price volatility	127%
Expected dividend payout	0
Expected life in years	1 Year

Changes in derivative liability during the three months ended July 31, 2024, and 2023 were:

	July 31,	July 31,
	2024	2023
Balance, beginning of year	$740,940	$1,375,767
Derivative liability extinguished	-	(76,144)
Derivative financial liability arising on the issuance of convertible notes and warrants	-	-
Fair value adjustments	378,292	(77,135)
Balance, end of period	$1,119,232	$1,222,488

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2024, and April 30, 2024, aggregated loans and notes payable, without demand and with no interest, to officers, directors, and other related parties were $633,077 and $633,077, respectively.

NOTE E – EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share; 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value; 4,200,000 shares have been designated as Series C Preferred Stock with a $1.00 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1 per share liquidation value. During the three months ended July 31, 2024 and 2023, the Company did not issue any preferred stock.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. The Company had 32,825,112 and 29,495,189 shares of common stock issued and outstanding as of July 31, 2024 and April 30, 2024, respectively. The Company had 35,001,223 and 33,395,883 shares of common classified as to be issued at July 31, 2024 and April 30, 2024, respectively.

During the three months ended July 31, 2024, the Company:

●	Issued 1,971,673 shares and 1,813,590 shares to be issued valued at $335,000 to accredited investors related to equity investments.
●	Issued 200,000 shares valued at $23,000 for consulting services.
●	200,000 shares of common stock to be issued as an incentive to noteholder valued at $18,640.
●	Issued 750,000 shares of common stock valued at $75,000 upon the conversion of convertible notes
●	Issued 1,891,633 warrants valued at $72,558 as part of conversion of convertible notes

During the three months ended July 31, 2023, the Company:

●	Issued 830,906 shares valued at $70,000 to three accredited investors related to equity investments and note conversions
●	Issued 75,000 shares valued at $6,975 to accredited investor related to promissory note.
●	Sold to three accredited investors 432,733 shares of common stock for cash of $40,000, actual shares were not issued yet and recorded as common stock to be issued.

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

The table below summarizes the fair values of financial liabilities as of July 31, 2024:

	Fair Value at	Fair Value Measurement Using
	July 31, 2024	Level 1	Level 2	Level 3
Derivative liabilities	$1,119,232	$-	$-	$1,119,232

Fair values of financial liabilities as of April 30, 2024, are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2024	Level 1	Level 2	Level 3
Derivative liabilities	$740,940	$-	$-	$740,940

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

NOTE G – WARRANTS:

No warrants were issued to employees for services. Stock options totaling 290,000 shares were issued to employees or service providers during the year ended April 30, 2024. As of April 30, 2024, a total of 11,812,708 stock options were vested. The computed fair value was $204,385. During the three months ended July 31, 2024, in connection with common stock issued or to be issued, the Company issued 1,891,633 warrants exercisable at $0.30 and lives of 2 years.

NOTE H – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sublease which expired on July 31, 2018, and continues on a month-to-month basis thereafter. The monthly base rent is $5,100.

Rent expense was $18,000 and $18,000 for the three months period ending July 31, 2024 and 2023, respectively.

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

As of July 31, 2024, we have not been named as parties to any further legal proceedings. The two litigations disclosed prior are updated below. From time to time, of course, we may become involved in further legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

By way of background, the Company had received notices dated April 1, 2016 and May 13, 2016, from a lender claiming defaults relating to conversion requests totaling $8,365.00 in principal, plus interest, attorney fees and also seeking stock conversions aside from the stated principal and interest concerning the notes in the total amount of $55,125.00, which the Company had declined to process and believes it has valid, meritorious defenses in that regard. The Company believes these claims are contingent and unliquidated and disputed same. While there can be no absolute assurances that the Company will prevail in the litigation concerning allegations brought against the Company, these potential liabilities have been recorded in the unaudited condensed consolidated financial statements.

For the above claims, on September 22, 2016, a motion for summary judgment instead of complaint was filed in the Supreme Court in the State of New York: County of Kings against the Company by a lender for the amount of $102,170.82 in principal and stock conversion interest, plus fees and costs. Plaintiff’s motion for summary judgment instead of complaint was denied on May 5, 2017. On August 22, 2018, Plaintiff brought a second motion seeking summary judgment on the liability issue, again denied by the Court on March 14, 2019. The most recent appearance in this matter had been scheduled for March 13, 2020, at which time the Court marked the case “adjourned without a date” due to the restrictions imposed on the Courts arising from the COVID-19 pandemic. To date, no further Court appearances have been scheduled in this matter. However, most notably, a favorable decision from the New York State Court of Appeals regarding the same types of transactions has since been determined to be criminally usurious and, therefore, unenforceable management believes. These were the very same defenses raised on behalf of the Company. On December 14, 2023 a Stipulation of Discontinuance was filed in New York State Supreme Court: Kings County wherein the parties agreed to the discontinuance of any and all claims against the other with prejudice and with full waivers and releases. Therefore, this matter has been fully resolved..

NOTE I – SUBSEQUENT EVENTS

The Company had evaluated subsequent events for recognition and disclosure as of the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and their explanatory notes included as part of this quarterly Report and (2) our annual audited consolidated financial statements and explanatory notes for the year ended April 30, 2024, as disclosed in our annual Report on Form 10-K for that year as filed with the S.E.C.

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

General Overview

General Overview

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation with headquarters in New York City, (www.spartacommercial.com). We are a multi-disciplined parent corporation operating across three business sectors – Financial Services, E-Commerce & Mobile Technology, and Health and Wellness,

Sparta’s roots are in the Powersports consumer finance industry. The Company provided retail installment loans and leases through authorized motorcycle dealerships in 33 states, with financing lines of credit provided by institutional lenders. The Company also created and maintained a full underwriting and servicing platform for its portfolio. The Company’s consumer loans and leases business was discontinued post the Lehman Brothers collapse during the 2008 financial crisis. In 2007, the Company introduced a new initiative, Municipal Financing, (www.spartamunicipal.com), which since inception and through the current date has provided financing for over 100 jurisdictions to date. Sparta’s Municipal Finance program is also currently available to all nonprofit organizations, institutions and entities. All nonprofit organizations which adhere to IRS guidelines, including 501 (c) 3 of the Internal Revenue Code, are eligible. Both public nonprofits, also known as public charities, supported with publicly collected funds, and private nonprofits, also known as private foundations, supported by an individual or business entity, qualify for the program.

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

The Company’s E-Commerce and Mobile Technology subsidiary, iMobile Solutions, Inc., provides mobile technology services, (www.imobileapp.com), including web and mobile application creation, development and management for a wide range of businesses to help them increase revenue, build brand recognition, and improve customer engagement. Our ever-broadening business base of mobile applications includes vehicle dealerships and racetracks, private clubs and country clubs, schools and entertainment venues, restaurants and grocery stores, as well as various other merchant types. (www.imobileapp.com/app-gallery). The Company also designs, launches, maintains and hosts websites for businesses incorporating SEO (search engine optimization), social media marketing, and online reviews to improve their presence online. We provide specific, tailored action plans for our clients’ websites that include services such as eCommerce, CRM (Customer Relationship Management) development and integration. This custom software not only helps businesses communicate with customers but can also be inward facing used for employees to communicate internally. The CRM software can be web based, integrated with a mobile app, or both. We work with clients to understand their unique needs and incorporate the features and requirements that are most important to them and will facilitate their business growth and success. Correspondingly, the Company designs and builds custom kitchen ordering software for independent grocery stores, delicatessens, and other customer-facing food service businesses. The software can be designed for use in a combination of ways including mobile devices and in-store ordering. The kitchen ordering software is enabled with payment integration, text messaging notification, wireless printing, and other features. iMobile Solutions, Inc. provides a turn-key solution for any business looking to simplify or streamline their kitchen ordering process. Additionally, we offer text messaging services, which supplement business marketing strategies both to gain and retain brand loyalty among its clients, customers and investors. Our text messaging platform allows our clients to easily manage, schedule and analyze text message performance.

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

Agoge entered into a Joint Venture Agreement with WeDev Group Ltda. And launched its new integrated Blockchain-based platform, EZBroker 360, that significantly improves and simplifies the ability of business to conduct international trade in the Brazilian market. The platform utilizes stablecoins and blockchain technology to decrease costs and improve the speed of these international transactions. Among Agoge’s suite of services is the offering of staged financing for freightage and taxation. Other services include industry introductions, Brazilian tax and regulatory compliance guidance, import and export documentation assistance, as well as reselling services in other jurisdictions and facilitation of cross-border transactions. After a significant investment of time and resources, the Agoge platform is now live and processing transactions for both U.S. and Brazilian corporations.

RESULTS OF OPERATIONS

Comparison of the three Months Ended July 31, 2024, and 2023

For the three months ended July 31, 2024, and 2023, we have generated limited sales revenues, incurred significant expenses, and sustained substantial operating losses.

Revenues

Revenues totaled $41,551 during the three months ending July 31, 2024, compared to $62,279 during the three months ending July 31, 2023. Revenues from information technology were down by $20,852 or 38%. This decrease was due primarily to a reduction in mobile application fees. Sales of New World Health Products were down by $2,021 or 29%, offset by an increase of $2,145 in merchant financing revenues.

Cost of Revenue

The revenue consists of costs and fees paid to third parties to construct and maintain mobile apps and payments for subscription services related to vehicle history reports and the cost of goods purchased for New World Health Brand products. The cost of revenue was $8,583 during the three months ended July 31, 2024, compared to $8,924 during the three months ended July 31, 2023.

Operating Expenses

Operating expenses were $352,417 during the three months ended July 31, 2024, compared to $315,036 during the three months ended July 31, 2023, an increase of $37,381 or 12%. Expenses incurred during the current three months period consisted primarily of the following expenses:

	2024	2023	Increase (Decrease)%
Compensation and related costs	$214,130	$161,095	$53,035	33%
Accounting, audit and professional fees	24,220	1,140	23,080	2,025%
Consulting Fees	74,060	20,490	53,570	261%
Rent and Utilities	18,000	18,000	-	-%
General office expenses	46,352	114,311	(67,959)	(59)%
	$376,762	$315,036	$61,726	20%

Other (income) expense

During the three months ended July 31, 2024, other expense of $620,722 is comprised primarily of financing costs of $244,934 and a loss of the change in valuation of derivative liabilities of $378,292, offset by other commission income of $2,504. During the three months ended July 31, 2023, other income of $53,047 consisted of gains on the write off of convertible notes of $39,425, a gain on the change in fair value of our derivative liabilities of $153,279 and other commission income of $731, offset by financing costs of $140,388.

Net income (loss)

Our net loss attributable to common stockholders for the three months ended July 31, 2024, was $964,516 compared to a net loss of $208,634 for the three months ended July 31, 2023, primarily due to the change in valuation of derivative liabilities for this period as compared to three months ending July 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2024, we had an accumulated deficit of $67,758,523. The net cash flow used by operations was $449,461 for the three months ending July 31, 2024. This deficit results primarily from our net loss of $964,516 and increases in loans receivable related to Agoge Global USA, Inc. of $211,861, offset by non-cash expenses of $492,490 increases in accounts payable and accrued expenses of $235,876.

We met our cash requirements during the period through proceeds from the issuance of stock for a total of $335,000 and proceeds from notes payable of $150,000.

We anticipate minimal research and development expenditures or expect the sale or acquisition of any significant property, plant, or equipment during the next twelve months. On July 31, 2024, we had four full-time employees and three part-time employees. If we fully implement our business plan, our employment base may increase during the next twelve months. As we continue to expand, we will incur additional costs for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. We are still determining if we will successfully raise the necessary funds or generate revenues sufficient to fund the potential increase in the number of employees. A union does not represent our employees.

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

Merchant Financing:

Revenues from merchant financing is recognized over the life of the contracts.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2024. Based on the evaluation of these disclosure controls and procedures and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of July 31, 2024, using the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet necessary enough to merit attention by those responsible for oversight of the Company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of July 31, 2024, we determined that control deficiencies existed that constituted material weaknesses, as described below:

● lack of documented policies and procedures;

● we have no audit committee;

● there is a risk of management override, given that our officers have a high degree of involvement in our day-to-day operations;

● there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have been unable to improve our internal controls over financial reporting during the quarter ending July 31, 2024. However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets, and the recording of transactions will be performed by separate individuals. Management is currently evaluating the steps to address these material weaknesses.

Accordingly, these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures to conclude that our consolidated financial statements for the quarter ended July 31, 2024, included in this quarterly report on Form 10-Q, were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2024, are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

ITEM 1. LEGAL PROCEEDINGS

As of July 31, 2024, we have not been named as parties to any further legal proceedings except those disclosed prior and updated below. From time to time, we may become involved in other legal proceedings, which sometimes arise due to the very nature of and in the ordinary course of this business.

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

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations, including those described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or deemed immaterial may also impair our business operations. A description of factors that could materially affect our business, financial condition, or operating results was included in Item 1A, “Risk Factors,” of our Form 10-K for the year ended April 30, 2024, and is incorporated herein by reference.

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

Sales of Preferred Stock, Common Stock, and Warrants:

During the three months that ended July 31, 2024 the Company:

●	Sold to 1,971,673 and subscribed 1,813,590 shares of common stock to accredited investors for cash of $ 335,000.
●	Entered into promissory notes with accredited investors totaling $150,000.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: September 23, 2024	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

