Form 10-Q
period 2024-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2024-12-23
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT according to SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

As of December 23, 2024, we had 37,863,288 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2024, AND APRIL 30, 2024

(Unaudited)

	October 31,	April 30.
	2024	2024
ASSETS
Current Assets
Cash and cash equivalents	$93,840	$100,953
Accounts receivable	3,081	6,724
Inventory	6,163	3,004
Loans receivable	523,766	-
Total Current Assets	626,850	110,681
Deposits - rent deposit	9,000	9,000
Total assets	$635,850	$119,681
LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,318,643	$1,208,195
Short Term Loan	1,585	1,585
Current portion notes payable	7,485,493	7,168,481
Loans payable-related parties	635,319	637,077
Derivative liabilities	1,019,644	740,940
Total Current Liabilities	10,460,684	9,756,278

Notes payable- net of current portion	341,829	-
Total Long Term Liabilities	341,829	-
Total liabilities	10,802,513	9,756,278
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of October 31, 2024 and April 30, 2024, respectively	$12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share,1,919,157 and 1,919,157 shares issued and outstanding as of October 31, 2024 and April 30, 2024, respectively	1,919	1,919
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 400,877 and 400,877 shares issued and outstanding as of October 31, 2024 and April 30, 2024, respectively	401	401
Common stock, $0.001 par value; 750,000,000 shares authorized, and 36,210,837 and 29,495,189 shares issued and outstanding as of October 31, 2024 and April 30, 2024, respectively	36,211	29,495
Common stock to be issued 33,490,238 and 33,395,883 as of October 31, 2024 and April 30, 2024, respectively	34,174	33,396
Additional paid-in-capital	56,592,040	55,870,123
Additional paid-in-capital- reserves	327,224	204,385
Accumulated deficit	(68,176,055)	(66,795,350)
Total deficiency in stockholders’ equity	(11,171,586)	(10,643,131)
Non-controlling interest	1,004,923	1,006,534
Total Deficit	(10,166,663)	(9,636,597)
Total Liabilities and Deficit	$635,850	$119,681

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024, AND 2023

(Unaudited)

	For the three months ended October 31,		For the six months ended October 31,
	2024	2023	2024	2023
Revenue
Information technology	$27,695	$42,875	$62,039	$98,071
Wellness products	6,120	9,543	11,182	16,626
Merchant financing	13,993	-	16,138	-
Total Revenue	47,808	52,418	89,359	114,697
Less Cost of goods sold	4,654	14,135	13,237	23,059
Gross profit	$43,154	$38,283	$76,122	$91,638
Operating expenses:
Compensation and related costs	174,066	138,697	388,196	299,792
Accounting and legal Fees	23,670	44,510	47,890	45,650
Consulting fees	105,315	14,400	179,375	34,890
Rent and lease	18,000	18,000	36,000	36,000
General office expenses	50,999	89,239	97,351	203,551
Total operating expenses	372,050	304,846	748,812	619,883

Loss from operations	$(328,896)	$(266,563)	$(672,690)	$(528,245)
Other (income) expense:
Commission on Municipal Bonds	$(7,489)	$(3,166)	$(9,993)	$(3,897)
Financing costs	207,976	144,481	452,910	284,867
Write off convertible notes	-	(21,364)	-	(60,789)
Loss (gain) in changes in fair value of derivative liability	(99,588)	(24,095)	278,704	(177,373)
Other income	(11,995)	-	(11,995)
Total other (income) expense	$88,904	$95,856	$709,626	$42,808
Net income (loss)	(417,800)	(362,419)	(1,382,316)	(571,053)
Net profit attibutable to minority shareholder	268	(1,972)	1,611	(4,681)
Preferred dividend	-	-	-	-
Net income (loss) attributed to common stockholders	$(417,532)	$(364,391)	$(1,380,705)	$(575,734)
Basic and diluted loss per share:
Income (Loss) from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.01)	(0.01)	(0.04)	(0.02)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Weighted average shares outstanding	35,388,095	24,323,456	32,872,509	24,323,456

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICITS

For the three months ended October 31, 2024, and 2023

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Reserves)	Capital	Deficit	Interest	Total
Balance April 30, 2024	125	12,500	1,919,157	1,919	400,877	401	29,495,189	29,495	33,395,883	33,396	204,385	55,870,123	(66,795,350)	1,006,534	$(9,636,597)
Subscribed shares issued	-	-	-	-	-	-	408,250	408	(408,250)	(408)	-	-	-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	1,971,673	1,972	1,813,590	1,814	-	331,214	-	-	335,000
Issuance of common stock for services	-	-	-	-	-	-	200,000	200	-	-	-	22,800	-	-	23,000
Conversion of notes payable	-	-	-	-	-	-	750,000	750	-	-	-	74,250	-	-	75,000
Warrants issued on equity issuance	-	-	-	-	-	-	-	-	-	-	72,558	-	-	-	72,558
Commitment Shares not yet issued	-	-	-	-	-	-	-	-	200,000	200	-	18,440	-	-	18,640
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(963,173)	(1,343)	(964,516)
Balance July 31, 2024	125	12,500	1,919,157	1,919	400,877	401	32,825,112	32,825	35,001,223	35,002	276,943	56,316,827	(67,758,523)	1,005,191	(10,076,915)

Subscribed shares issued	-	-	-	-	-	-	2,826,908	2,827	(2,826,908)	(2,827)	-	-	-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	50,014	50	1,315,923	1,999		210,451	-	-	212,500
Conversion of notes payable	-	-	-	-	-	-	100,000	100	-	-	-	9,900	-	-	10,000
Default shares issued	-	-	-	-	-	-	254,847	255	-	-	-	-	-	-	255
Warrants issued on equity issuance	-	-	-	-	-	-	-	-	-	-	50,281	-	-	-	50,281
Issuance of common stock for services	-	-	-	-	-	-	153,956	154	-	-	-	54,862	-	-	55,016
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(417,532)	(268)	(417,800)
Balance October 31, 2024	125	$12,500	1,919,157	$1,919	400,877	$401	36,210,837	$36,211	33,490,238	$34,174	$327,224	$56,592,040	$(68,176,055)	$1,004,923	$(10,166,663)

Balance April 30, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	23,045,205	$23,045	23,704,788	$23,705	$-	$54,872,206	$(66,150,857)	$969,295	$(10,247,189)
Issuance of common shares for cash	-	-	-	-	-	-	-	-	1,132,910	1,133	-	103,867	-	-	105,000
Stocks issued as a note holder incentive	-	-	-	-	-	-	75,000	75	-	-	-	6,900	-	-	6,975
Issuance of shares for services	-	-	-	-	-	-	830,906	831	(830,906)	(831)	-	69,169	-	-	69,169
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(211,343)	2,709	(208,634)
Balance July 31, 2023	125	12,500	1,979,157	1,979	937,701	938	23,951,111	23,951	24,006,792	24,007	-	55,052,142	(66,362,200)	972,004	(10,274,679)

Issuance of common shares for cash	-	-	-	-	-	-	-	-	988,000	988	-	64,012	-	-	65,000
Stocks issued as a note holder incentive	-	-	-	-	-	-	-	-	54,000	54	-	4,946	-	-	5,000
Issuance of shares for services	-	-	-	-	-	-	25,000	25	-	-	-	3,850	-	-	3,875
Stock issued for equity	-	-	-	-	-	-	346,995	347	(346,995)	(347)	-	24,653	-	-	24,653
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(364,391)	1,972	(362,419)
Balance October 31, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	24,323,106	$24,323	24,701,797	$24,702	$-	$55,149,603	$(66,726,591)	$973,976	$(10,538,570)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended October 31, 2024, and 2023

(UNAUDITED)

	Six Months Ended
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ( loss )	$(1,382,316)	$(571,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) from change in fair value of derivative liabilities	278,704	(177,373)
Non-cash financing cost	270,937	284,867
Shares issued for services	78,016	-
Stocks issued as note holder incentive	18,895	-
Forgiveness of debt	-	(60,789)
Changes in operating assets and liabilities
Accounts receivable	3,643	(870)
Inventory	(3,159)	(2,022)
Loans receivable	(523,766)	-
Accounts payable and accrued expenses	258,183	87,425
Net cash used in operating activities	$(1,000,863)	$(439,815)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	$-	$888
Proceeds from sale of stock	547,500	105,461
Stocks issued for equity	-	175,000
Net Proceeds from notes payable	448,008	159,000
Repayment of related party loans	(1,758)	-
Net cash provided by financing activities	$993,750	$440,349

Net (decrease) increase in cash	$(7,113)	$534

Cash and cash equivalents, beginning of period	100,953	4,028
Cash and cash equivalents , end of period	$93,840	$4,562

Cash paid for:
Interest
Income taxes	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2024 and for the three months ended October 31, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2024 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission on August 14, 2024.

The results of operations for the three months ended October 31, 2024 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2025.

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

The Company acts as a principal in its revenue transactions as it is the primary obligor.

	Three months ended
Revenue	October 31, 2024	July 31, 2024
Information technology	$27,695	$34,344
New World Health	6,120	5,062
Merchant financing	13,993	2,145
Total	$47,808	$41,551

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2024, and April 30, 2024, which consist of convertible instruments and rights to shares of the Company’s common stock. It determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company assessed the classification of its derivative financial instruments as of October 31, 2024 and April 30, 2024, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recent Accounting Pronouncements-

No recent pronouncements have been made or adopted in the quarter ended October 31, 2024. All of the pronouncements that affect our business have been adopted.

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of October 31, 2024, the Company had an accumulated deficit of $68,176,055 and a working capital deficit of $9,833,834. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has numerous outstanding notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	October 31, 2024	April 30, 2024
Notes convertible at holder’s option	$2,231,197	$2,723,197
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	2,913,400	2,399,221
Accrued interest	2,005,196	1,710,363
Notes payable current	7,485,493	7,168,481
Add non-current portion	341,829	-
Total	$7,827,322	$7,168,481

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

The change in fair value of the derivative liabilities on October 31, 2024, was calculated with the following average assumptions using a binomial option pricing model are as follows:

Significant Assumptions:

Risk-free interest rate	4.28%
Expected stock price volatility	125%
Expected dividend payout	0
Expected life in years	1 Year

Changes in derivative liability during the three months ended October 31, 2024, and 2023 were: 1,019,644

	October 31,	October 31,
	2024	2023
Balance, beginning of year	$1,119,232	$1,375,767
Derivative liability extinguished	-	(100,797)
Derivative financial liability arising on the issuance of convertible notes and warrants	-	-
Fair value adjustments	(99,588)	(76,576)
Balance, end of period	$1,019,644	$1,198,394

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2024, and April 30, 2024, aggregated loans and notes payable, without demand and with interest from 0% to 12%, to officers, directors, and other related parties were $635,319 and $637,077, respectively.

NOTE E – EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share; 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value; 4,200,000 shares have been designated as Series C Preferred Stock with a $1.00 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1 per share liquidation value. During the three months ended October 31, 2024 and 2023, the Company did not issue any preferred stock.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. The Company had 36,210,837 and 29,495,189 shares of common stock issued and outstanding as of October 31, 2024 and April 30, 2024, respectively. The Company had 33,490,238 and 33,395,883 shares of common classified as to be issued at October 31, 2024 and April 30, 2024, respectively.

During the six months ended October 31, 2024, the Company:

●	Issued 3,043,232 shares and 2,107,968 shares to be issued valued at $547,500 to accredited investors related to equity investments.
●	Issued 153,956 shares valued at $55,016 for consulting services.
●	579,847 shares of common stock to be issued as an incentive or penalty to noteholders valued at $42,890.
●	Issued 850,000 shares of common stock valued at $85,000 upon the conversion of convertible notes

During the six months ended October 31, 2023, the Company:

●	Issued 1,178,251 shares valued at $95,000 to four accredited investors related to equity investments.
●	Issued 25,000 shares valued at $3,875 for consulting services.
●	Issued 75,000 shares of common stock as an incentive to noteholder valued at $6,975.
●	Sold to five accredited investors 1,127,372 shares of common stock for cash of $85,000, actual shares were not issued yet and recorded as common stock to be issued.

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

The table below summarizes the fair values of financial liabilities as of October 31, 2024:

	Fair Value at	Fair Value Measurement Using
	October 31, 2024	Level 1	Level 2	Level 3
Derivative liabilities	$1,019,644	$-	$-	$1,019,644

Fair values of financial liabilities as of April 30, 2024, are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2024	Level 1	Level 2	Level 3
Derivative liabilities	$740,940	$-	$-	$740,940

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

NOTE G – WARRANTS:

No warrants were issued to employees for services. Stock options totaling 290,000 shares were issued to employees or service providers during the year ended April 30, 2024. As of April 30, 2024, a total of 11,812,708 stock options were vested. The computed fair value was $204,385. During the six months ended October 31, 2024, in connection with common stock issued or to be issued, the Company issued 2,574,603 warrants exercisable between $0.30 and $0.55 and lives of 2 years.

NOTE H – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sublease which expired on July 31, 2018, and continues on a month-to-month basis thereafter. The monthly base rent is $6,000.

Rent expense was $18,000 and $18,000 for the three months period ending October 31, 2024 and 2023, respectively.

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

As of October 31, 2024, there is no pending litigation against Sparta and any and all prior litigation has been discontinued, settled or otherwise resolved with no liability whatsoever against Sparta.

NOTE I – SUBSEQUENT EVENTS

The Company had evaluated subsequent events for recognition and disclosure as of the date the financial statements were available to be issued.

Subsequent to October 31, 2024 the Company:

●	Issued 1,496,451 shares valued at $232,000 to accredited investors related to equity investments.
●	Converted 12,000 Series C preferred shares to 36,000 shares of common stock
●	Converted 30,000 Series D preferred shares to 120,000 shares of common stock

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

RESULTS OF OPERATIONS

Comparison of the three Months Ended October 31, 2024, and 2023

For the three months ended October 31, 2024, and 2023, we have generated limited sales revenues, incurred significant expenses, and sustained substantial operating losses.

Revenues

Revenues totaled $89,359 during the six months ending October 31, 2024, compared to $114,697 during the six months ending October 31, 2023. Revenues from information technology were down by $36,032 or 37%. This decrease was due primarily to a reduction in mobile application fees. Sales of New World Health Products were down by $5,444 or 6%, offset by an increase of $16,138 in merchant financing revenues.

Cost of Revenue

The revenue consists of costs and fees paid to third parties to construct and maintain mobile apps and payments for subscription services related to vehicle history reports and the cost of goods purchased for New World Health Brand products.

Operating Expenses

Operating expenses were $748,812 during the six months ended October 31, 2024, compared to $619,883 during the six months ended October 31, 2023, an increase of $128,929 or 21%. Expenses incurred during the current three months period consisted primarily of the following expenses:

	2024	2023	Increase (Decrease)%
Compensation and related costs	$388,196	$299,792	$88,404	29%
Accounting, audit and professional fees	47,890	45,650	2,240	5%
Consulting Fees	179,375	34,890	144,485	414%
Rent and Utilities	36,000	36,000	-	0%
General office expenses	97,351	203,551	(106,200)	(52)%
	$748,812	$619,883	$128,929	21%

Other (income) expense

During the six months ended October 31, 2024, other expense of $709,626 is comprised primarily of financing costs of $452,910 and a loss of the change in valuation of derivative liabilities of $278,704, offset by other commission income of $9,993. During the six months ended October 31, 2023, other income of $42,808 consisted of gains on the write off of convertible notes of $60,789, a gain on the change in fair value of our derivative liabilities of $173,373 and other commission income of $3,897, offset by financing costs of $284,867.

Net income (loss)

Our net loss attributable to common stockholders for the six months ended October 31, 2024, was $1,380,705 compared to a net loss of $575,734 for the six months ended October 31, 2023, primarily due to the change in valuation of derivative liabilities for this period as compared to three months ending October 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2024, we had an accumulated deficit of $68,176,055. The net cash flow used by operations was $1,000,863 for the six months ending October 31, 2024. This deficit results primarily from our net loss of $1,382,316 and increases in loans receivable related to Agoge Global USA, Inc. of $523,766, offset by non-cash expenses of $646,552 increases in accounts payable and accrued expenses of $258,183.

We met our cash requirements during the period through proceeds from the issuance of stock for a total of $547,500 and proceeds from notes payable of $400,000.

We anticipate minimal research and development expenditures or expect the sale or acquisition of any significant property, plant, or equipment during the next twelve months. On October 31, 2024, we had four full-time employees and three part-time employees. If we fully implement our business plan, our employment base may increase during the next twelve months. As we continue to expand, we will incur additional costs for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. We are still determining if we will successfully raise the necessary funds or generate revenues sufficient to fund the potential increase in the number of employees. A union does not represent our employees.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2024. Based on the evaluation of these disclosure controls and procedures and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of October 31, 2024, using the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet necessary enough to merit attention by those responsible for oversight of the Company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of October 31, 2024, we determined that control deficiencies existed that constituted material weaknesses, as described below:

● lack of documented policies and procedures;

● we have no audit committee;

● there is a risk of management override, given that our officers have a high degree of involvement in our day-to-day operations;

● there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have been unable to improve our internal controls over financial reporting during the quarter ending October 31, 2024. However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets, and the recording of transactions will be performed by separate individuals. Management is currently evaluating the steps to address these material weaknesses.

Accordingly, these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures to conclude that our consolidated financial statements for the quarter ended October 31, 2024, included in this quarterly report on Form 10-Q, were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended October 31, 2024, are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

ITEM 1. LEGAL PROCEEDINGS

As of October 31, 2024, there is no pending litigation against Sparta and any and all prior litigation has been discontinued, settled or otherwise resolved with no liability whatsoever against Sparta.

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

Sales of Preferred Stock, Common Stock, and Warrants:

During the six months that ended October 31, 2024 the Company:

●	Issued 3,043,232 shares and 2,107,968 shares to be issued valued at $547,500 to accredited investors related to equity investments.
●	Issued 153,956 shares valued at $55,016 for consulting services.
●	579,847 shares of common stock to be issued as an incentive or penalty to noteholders valued at $42,890.
●	Issued 850,000 shares of common stock valued at $85,000 upon the conversion of convertible notes

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

SPARTA COMMERCIAL SERVICES, INC.

Date: December 23, 2024	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

