Form 10-Q
period 2025-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2025-03-25
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT according to SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

As of March 25, 2025, we had 39,664,351 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2025, AND APRIL 30, 2024

(Unaudited)

	January 31,	April 30.
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$49,464	$100,953
Accounts receivable	12,431	6,724
Inventory	4,120	3,004
Loans receivable (including accrued interest) (Note H)	751,057	-
Total Current Assets	817,072	110,681
Deposits - rent deposit	9,000	9,000
Total assets	$826,072	$119,681
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,323,964	$1,208,195
Short Term Loan	1,585	1,585
Current portion notes payable	7,714,160	7,168,481
Loans payable-related parties	632,833	637,077
Derivative liabilities	1,208,560	740,940
Total Current Liabilities	10,881,102	9,756,278

Notes payable- net of current portion	396,614	-
Total Long Term Liabilities	396,614	-
Total liabilities	11,277,716	9,756,278
Commitments and Contingencies (Note I)
Stockholders’ Deficit:
Preferred stock A, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of January 31, 2025 and April 30, 2024, respectively	$12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share,1,907,157 and 1,919,157 shares issued and outstanding as of January 31, 2025 and April 30, 2024, respectively	1,907	1,919
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 370,877 and 400,877 shares issued and outstanding as of January 31, 2025 and April 30, 2024, respectively	371	401
Common stock, $0.001 par value; 750,000,000 shares authorized, and 38,273,288 and 29,495,189 shares issued and outstanding as of January 31, 2025 and April 30, 2024, respectively	38,273	29,495
Common stock to be issued 34,310,724 and 33,395,883 as of January 31, 2025 and April 30, 2024, respectively	36,153	33,396
Additional paid-in-capital	56,652,273	55,870,123
Additional paid-in-capital- reserves	384,152	204,385
Accumulated deficit	(68,587,067)	(66,795,350)
Total deficiency in stockholders’ equity	(11,461,438)	(10,643,131)
Non-controlling interest	1,009,794	1,006,534
Total stockholders’ deficit	(10,451,644)	(9,636,597)
Total liabilities and stockholders’ deficit	$826,072	$119,681

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2025, AND 2024

(Unaudited)

	For the three months ended January 31,		For the nine months ended January 31,
	2025	2024	2025	2024
Revenue
Information technology	$25,599	$30,071	$87,638	$128,142
Wellness products	15,172	6,665	26,354	23,291
Merchant financing	38,227	-	54,365	-
Total Revenue	78,998	36,736	168,357	151,433
Cost of goods sold	(7,448)	(8,010)	(20,685)	(31,069)
Gross profit	$71,550	$28,725	$147,672	$120,363
Operating expenses:
Compensation and related costs	128,027	128,229	516,223	428,021
Accounting and legal Fees	11,300	6,271	59,190	51,921
Consulting fees	58,085	15,780	237,460	50,670
Rent and lease	18,000	18,000	54,000	54,000
General office expenses	41,858	78,722	139,209	282,273
Total operating expenses	257,270	247,003	1,006,082	866,886

Loss from operations	$(185,720)	$(218,278)	$(858,410)	$(746,523)
Other income (expense):
Commission on Municipal Bonds	$8,842	$8,680	$18,835	$12,577
Financing costs	(40,347)	(149,517)	(493,257)	(434,385)
Write back of convertible notes	-	97,505	-	158,294
(Loss) gain in changes in fair value of derivative liability	(188,916)	165,567	(467,620)	342,940
Other income	-	-	11,995
Total other income (expense)	$(220,421)	$122,235	$(930,047)	$79,426
Net loss	(406,141)	(96,043)	(1,788,457)	(667,097)
Net profit attributable to minority shareholders	(4,871)	(3,514)	(3,260)	(8,195)
Preferred dividend	-	-	-	-
Net loss attributed to common stockholders	$(411,012)	$(99,556)	$(1,791,717)	$(675,291)
Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.01)	(0.00)	(0.05)	(0.04)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.01)	$(0.004)	$(0.05)	$(0.037)
Weighted average shares outstanding	32,540,194	25,432,999	33,948,761	18,074,511

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the nine months ended January 31, 2025, and January 31, 2024

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Reserves)	Capital	Deficit	Interest	Total
Balance April 30, 2024	125	12,500	1,919,157	1,919	400,877	401	29,495,189	29,495	33,395,883	33,396	204,385	55,870,123	(66,795,350)	1,006,534	$(9,636,597)
Subscribed shares issued	-	-	-	-	-	-	408,250	408	(408,250)	(408)	-	-	-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	1,971,673	1,972	1,813,590	1,814	-	331,214	-	-	335,000
Issuance of common stock for services	-	-	-	-	-	-	200,000	200	-	-	-	22,800	-	-	23,000
Conversion of notes payable	-	-	-	-	-	-	750,000	750	-	-	-	74,250	-	-	75,000
Warrants issued on equity issuance	-	-	-	-	-	-	-	-	-	-	72,558	-	-	-	72,558
Commitment Shares not yet issued	-	-	-	-	-	-	-	-	200,000	200	-	18,440	-	-	18,640
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(963,173)	(1,343)	(964,516)
Balance July 31, 2024	125	12,500	1,919,157	1,919	400,877	401	32,825,112	32,825	35,001,223	35,002	276,943	56,316,827	(67,758,523)	1,005,191	(10,076,915)

Subscribed shares issued	-	-	-	-	-	-	2,826,908	2,827	(2,826,908)	(2,827)	-	-	-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	50,014	50	1,315,923	1,999		210,451	-	-	212,500
Conversion of notes payable	-	-	-	-	-	-	100,000	100	-	-	-	9,900	-	-	10,000
Default shares issued	-	-	-	-	-	-	254,847	255	-	-	-	-	-	-	255
Warrants issued on equity issuance	-	-	-	-	-	-	-	-	-	-	50,281	-	-	-	50,281
Issuance of common stock for services	-	-	-	-	-	-	153,956	154	-	-	-	54,862	-	-	55,016
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(417,532)	(268)	(417,800)
Balance October 31, 2024	125	$12,500	1,919,157	$1,919	400,877	$401	36,210,837	$36,211	33,490,238	$34,174	$327,224	$56,592,040	$(68,176,055)	$1,004,923	$(10,166,663)

Subscribed shares issued	-	-	-	-	-	-	633,095	633	(633,095)	(633)	-	-	-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	863,356	863	1,453,581	2,612		183,597	-	-	243,999
Conversion of notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Default shares issued	-	-	-	-	-	-	410,000	410	-	-	-	(410)	-	-	-
Warrants issued on equity issuance	-	-	-	-	-	-	-	-	-	-	56,928	(122,839)	-	-	(122,839)
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of preferred shares	-	-	(12,000)	(12)	(30,000)	(30)	156,000	156	-	-	-	(114)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(411,012)	(4,871)	(406,141)
Balance January 31, 2025	125	$12,500	1,907,157	$1,907	370,877	$371	38,273,288	$38,273	34,310,724	$36,153	$384,152	$56,652,274	$(68,587,067)	$1,009,794	$(10,451,644)

Balance April 30, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	23,045,205	$23,045	23,704,788	$23,705	$-	$54,872,206	$(66,150,857)	$969,295	$(10,247,189)
Issuance of common shares for cash	-	-	-	-	-	-	-	-	1,132,910	1,133	-	103,867	-	-	105,000
Stocks issued as a note holder incentive	-	-	-	-	-	-	75,000	75	-	-	-	6,900	-	-	6,975
Issuance of shares for services	-	-	-	-	-	-	830,906	831	(830,906)	(831)	-	69,169	-	-	69,169
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(211,343)	2,709	(208,634)
Balance July 31, 2023	125	12,500	1,979,157	1,979	937,701	938	23,951,111	23,951	24,006,792	24,007	-	55,052,142	(66,362,200)	972,004	(10,274,679)

Issuance of common shares for cash	-	-	-	-	-	-	-	-	988,000	988	-	64,012	-	-	65,000
Stocks issued as a note holder incentive	-	-	-	-	-	-	-	-	54,000	54	-	4,946	-	-	5,000
Issuance of shares for services	-	-	-	-	-	-	25,000	25	-	-	-	3,850	-	-	3,875
Stock issued for equity	-	-	-	-	-	-	346,995	347	(346,995)	(347)	-	24,653	-	-	24,653
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(364,391)	1,972	(362,419)
Balance October 31, 2023	125	$12,500	1,979,157	$1,979	937,701	$938	24,323,106	$24,323	24,701,797	$24,702	$-	$55,149,603	$(66,726,591)	$973,976	$(10,538,570)
Conversion of notes payables							900,000	900	886,000	886		148,214			150,000
Conversion of preferred shares			(60,000)	(60)	(536,824)	(537)	767,578	768	(170,754)	(171)					-0
Issuance of shares for services							149,989	151				23,340			23,490
Issuance for cash received										904		57,095			57,999
Net loss													(99,556)	3,514	(96,043)
Adjustments													35,017		35,017
Balance January 31, 2024	125	$12,500	1,919,157	$1,919	400,877	$401	26,141,023	$26,141	25,416,783	$26,662		$55,378,252	$(66,791,131)	$977,489	$(10,368,107)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended January 31, 2025, and January 31, 2024

(UNAUDITED)

	Nine Months Ended
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,788,457)	$(667,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) from change in fair value of derivative liabilities	467,620	(342,940)
Non-cash financing cost	179,767	434,385
Shares issued for services	78,016	48,144
Stocks issued as note holder incentive	18,895	-
Forgiveness of debt	-	(158,294)
Changes in operating assets and liabilities
Accounts receivable	(5,707)	(2,890)
Inventory	(1,116)	(3,831)
Loans receivable	(751,057)	-
Accounts payable and accrued expenses	622,062	(110,969)
Accrued interest	-	304,249
Net cash used in operating activities	$(1,179,977)	$(499,244)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	$-	$(54,410)
Sale of stock for cash	611,732	301,043
Stocks issued for equity	-	-
Net Proceeds from notes payable	525,000	254,000
Repayments of notes payable	(4,000)
Repayment of related party loans	(4,244)	-
Net cash provided by financing activities	$1,128,488	$500,633

Net (decrease) increase in cash	$(51,489)	$1,389

Cash and cash equivalents, beginning of period	100,953	4,028
Cash and cash equivalents, end of period	$49,464	$5,417

Cash paid for:
Interest
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Conversion of notes payable	$85,000	$-
Non-cash financing cost	$179,767	$-
Conversion of preferred shares	$156	$-
Subscribed shares issued	$3,868	$-
Default shares issued	$655	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2025 and for the nine months ended January 31, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2024 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission on August 14, 2024.

The results of operations for the nine months ended January 31, 2025 are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2025.

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

The Company acts as a principal in its revenue transactions as it is the primary obligor.

	3-months ended		9-months ended
Revenue	Jan 2025	Jan 2024	Jan 2025	Jan 2024
Information technology	$25,599	$30,071	$87,638	$128,142
Wellness products	15,172	6,665	26,354	23,291
Merchant financing	38,227	-	54,365	-
Total	$78,998	$36,736	$168,357	$151,433

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2025, and April 30, 2024, which consist of convertible instruments and rights to shares of the Company’s common stock. It determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company assessed the classification of its derivative financial instruments as of January 31, 2025 and April 30, 2024, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recent Accounting Pronouncements-

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information and decision in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, “Induced Conversions of Convertible Debt Instruments,” which relates to the accounting for the settlement of a debt instrument as an induced conversion. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

NOTE B – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of January 31, 2025, the Company had an accumulated deficit of $68,587,067 and a working capital deficit of $10,064,030. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has numerous outstanding notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	January 31, 2025	April 30, 2024
Notes convertible at holder’s option	$2,667,664	$2,723,197
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	2,953,011	2,399,221
Accrued interest	1,757,804	1,710,363
Notes payable current	7,714,159	7,168,481
Add non-current portion	396,614	-
Total	$8,110,773	$7,168,481

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

The change in fair value of the derivative liabilities on January 31, 2025, was calculated with the following average assumptions using a black scholes model are as follows:

Significant Assumptions:

Risk-free interest rate	4.17%
Expected stock price volatility	143%
Expected dividend payout	0
Expected life in years	1 Year

Changes in derivative liability during the nine months ended January 31, 2025, and 2024 were:

	January 31,	January 31,
	2025	2024
Balance, beginning of quarter	$1,019,644	$1,375,767
Derivative liability extinguished	-	(260,425)
Derivative financial liability arising on the issuance of convertible notes and warrants	-	-
Fair value adjustments	188,916	(82,515)
Balance, end of period	$1,208,560	$1,032,827

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of January 31, 2025, and April 30, 2024, aggregated loans and notes payable, without demand and with interest from 0% to 12%, to officers, directors, and other related parties were $632,833 and $637,077, respectively.

NOTE E – EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share; 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value; 4,200,000 shares have been designated as Series C Preferred Stock with a $1.00 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1 per share liquidation value. During the three months ended January 31, 2025 and 2025, the Company did not issue any preferred stock.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. The Company had 38,273,288 and 29,495,189 shares of common stock issued and outstanding as of January 31, 2025 and April 30, 2024, respectively. The Company had 34,310,724 and 33,395,883 shares of common classified as to be issued at January 31, 2025 and April 30, 2024, respectively.

During the nine months ended January 31, 2025, the Company:

●	Issued 4,539,683 shares and 2,928,454 shares to be issued valued at $791,500 to accredited investors related to equity investments.
●	Issued 353,956 shares valued at $78,016 for consulting services.
●	989,847 shares of common stock to be issued as an incentive or penalty to noteholders valued at $201,789.
●	Issued 850,000 shares of common stock valued at $85,000 upon the conversion of convertible notes
●	Issued 36,000 shares valued at $6,000 upon the conversion of preferred series C shares
●	Issued 120,000 shares valued at $30,000 upon the conversion of preferred series D shares

During the nine months ended January 31, 2024, the Company:

●	Issued 1,349,005 shares valued at $107,000 to six accredited investors related to equity investments.
●	Issued 153,864 shares valued at $48,490 for consulting services.
●	Issued 75,000 shares of common stock as an incentive to noteholder valued at $6,975.
●	Sold to eleven accredited investors 2,747,339 shares of common stock for cash of $191,000, actual shares were not issued yet and recorded as common stock to be issued.
●	Issued 60,000 shares valued at $10,000 upon the conversion of preferred series C shares
●	Issued 536,824 shares valued at $134,206 upon the conversion of preferred series D shares

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

The table below summarizes the fair values of financial liabilities as of January 31, 2025:

	Fair Value at	Fair Value Measurement Using
	January 31, 2025	Level 1	Level 2	Level 3
Derivative liabilities	$1,208,560	$-	$-	$1,208,560

Fair values of financial liabilities as of April 30, 2024, are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2024	Level 1	Level 2	Level 3
Derivative liabilities	$740,940	$-	$-	$740,940

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

NOTE G – WARRANTS:

No warrants were issued to employees for services. Stock options totaling 290,000 shares were issued to employees or service providers during the year ended April 30, 2024. As of April 30, 2024, a total of 11,812,708 stock options were vested. The computed fair value was $204,385. During the nine months ended January 31, 2025, in connection with common stock issued or to be issued, the Company issued 3,733,073 warrants exercisable between $0.30 and $0.55 and lives of 2 years.

NOTE H – LOANS RECEIVABLE

The Company has outstanding loan receivables from short-term lines of credit extended to merchants. These receivables are measured at amortized cost and include an allowance for credit losses based on expected credit loss models. Management assessed that the receivables are subject to minimal credit risk because the lines of credit are secured by liens on merchant assets. Consequently, there is $0 allowance for credit losses as of January 31, 2025, reflecting management’s assessment of the collectability of these loans. The Company monitors economic and regulatory developments that could impact the valuation and recoverability of the receivables.

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sublease which expired on July 31, 2018, and continues on a month-to-month basis thereafter. The monthly base rent is $6,000.

Rent expense was $18,000 and $18,000 for the three months period ending January 31, 2025 and 2024, respectively.

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

As of January 31, 2025, there is no pending litigation against Sparta and any and all prior litigation has been discontinued, settled or otherwise resolved with no liability whatsoever against Sparta.

NOTE J – SUBSEQUENT EVENTS

The Company had evaluated subsequent events for recognition and disclosure as of the date the financial statements were available to be issued.

Subsequent to January 31, 2025 the Company:

●	Issued 1,091,063 shares valued at $100,000 to accredited investors related to equity investments.
●	Issued 300,000 shares valued at $67,240 for consulting services

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

RESULTS OF OPERATIONS

Comparison of the nine Months Ended January 31, 2025, and 2024

For the nine months ended January 31, 2025, and 2025, we have generated limited sales revenues, incurred significant expenses, and sustained substantial operating losses.

Revenues

Revenues totaled $168,357 during the nine months ending January 31, 2025, compared to $151,433 during the nine months ending January 31, 2024. Revenues were up by $16,924 or 11% due primarily to an increase in merchant financing fees and sales of wellness products.

Cost of Revenue

The revenue consists of costs and fees paid to third parties to construct and maintain mobile apps and payments for subscription services related to vehicle history reports and the cost of goods purchased for New World Health Brand products.

Operating Expenses

Operating expenses were $1,006,082 during the nine months ended January 31, 2025, compared to $866,886 during the nine months ended January 31, 2024, an increase of $139,196 or 16%. Expenses incurred during the current three months period consisted primarily of the following expenses:

	2025	2024	Increase (Decrease)%
Compensation and related costs	$516,223	$428,021	$88,202	21%
Accounting, audit and professional fees	59,190	51,921	7,269	14%
Consulting Fees	237,460	50,670	186,790	369%
Rent and Utilities	54,000	54,000	-	0%
General office expenses	139,209	282,273	(143,064)	(51)%
	$1,006,082	$866,886	$139,196	16%

Other (income) expense

During the nine months ended January 31, 2025, other expense of $930,047 is comprised primarily of financing costs of $493,257 and a loss of the change in valuation of derivative liabilities of $467,620, offset by other commission income of $11,995. During the nine months ended January 31, 2024, other income of $79,426 consisted of gains on the write off of convertible notes of $158,294, a gain on the change in fair value of our derivative liabilities of $342,940, offset by financing costs of $434,385.

Net income (loss)

Our net loss attributable to common stockholders for the nine months ended January 31, 2025, was $1,791,717 compared to a net loss of $675,291 for the nine months ended January 31, 2024, primarily due to the change in valuation of derivative liabilities for this period as compared to six months ending January 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2025, we had an accumulated deficit of $68,587,067. The net cash flow used by operations was $1,179,977 for the nine months ending January 31, 2025. This deficit results primarily from our net loss of $1,788,457 and increases in loans receivable related to Agoge Global USA, Inc. of $751,057, offset by decreases in non-cash expenses of $744,298 and increases in accounts payable and accrued expenses of $622,062.

We met our cash requirements during the period through proceeds from the issuance of stock for a total of $611,732 and proceeds from notes payable of $525,000.

We anticipate minimal research and development expenditures or expect the sale or acquisition of any significant property, plant, or equipment during the next twelve months. On January 31, 2025, we had four full-time employees and two part-time employees. If we fully implement our business plan, our employment base may increase during the next twelve months. As we continue to expand, we will incur additional costs for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. We are still determining if we will successfully raise the necessary funds or generate revenues sufficient to fund the potential increase in the number of employees. A union does not represent our employees.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of January 31, 2025, using the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet necessary enough to merit attention by those responsible for oversight of the Company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of January 31, 2025, we determined that control deficiencies existed that constituted material weaknesses, as described below:

● lack of documented policies and procedures;

● we have no audit committee;

● there is a risk of management override, given that our officers have a high degree of involvement in our day-to-day operations;

● there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have been unable to improve our internal controls over financial reporting during the quarter ending January 31, 2025. However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets, and the recording of transactions will be performed by separate individuals. Management is currently evaluating the steps to address these material weaknesses.

Accordingly, these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures to conclude that our consolidated financial statements for the quarter ended January 31, 2025, included in this quarterly report on Form 10-Q, were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the nine months ended January 31, 2025, are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

ITEM 1. LEGAL PROCEEDINGS

As of January 31, 2025, there is no pending litigation against Sparta and any and all prior litigation has been discontinued, settled or otherwise resolved with no liability whatsoever against Sparta.

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

Sales of Preferred Stock, Common Stock, and Warrants:

During the nine months that ended January 31, 2025 the Company:

●	Issued 4,539,683 shares and 2,928,454 shares to be issued valued at $791,500 to accredited investors related to equity investments.
●	Issued 353,956 shares valued at $78,016 for consulting services.
●	989,847 shares of common stock to be issued as an incentive or penalty to noteholders valued at $201,789.
●	Issued 850,000 shares of common stock valued at $85,000 upon the conversion of convertible notes
●	Issued 36,000 shares valued at $6,000 upon the conversion of preferred series C shares
●	Issued 120,000 shares valued at $30,000 upon the conversion of preferred series D shares

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

SPARTA COMMERCIAL SERVICES, INC.

Date: March, 25, 2025	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

