Form 10-K
period 2025-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2025-08-13
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-9483

SPARTA COMMERCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

nevada	30-0298178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Fifth Avenue, 14th Floor, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 239-2666

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001	SRCO	OTCQB

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, on April 30, 2025 was $680,143.

As of August 13, 2025, we had 41,502,464 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SPARTA COMMERCIAL SERVICES, INC.

PART I

ITEM 1. BUSINESS

General Overview

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation with headquarters in New York, New York, and a corporate website at www.spartacommercial.com, with subsidiary addresses in Stamford, CT. We operate as a multi-disciplined parent corporation across four primary business sectors: FinTech Services, Financial Services, E-Commerce & Mobile Technology, and Health and Wellness. Our operations are conducted through wholly owned subsidiaries and joint ventures that provide specialized financing products, technology-driven solutions, and consumer wellness offerings.

Sparta’s origins are in the Powersports consumer finance industry, historically providing retail installment loans and leases through authorized motorcycle dealerships in 33 states, supported by financing lines of credit from institutional lenders. We built and maintained a full underwriting and servicing platform for our portfolio until discontinuing our consumer loans and leases business after the 2008 financial crisis.

I. FINTECH SERVICES

Agoge Global USA, Inc. – Cross-Border Trade Finance and Blockchain Solutions

Formed in December 2022 as a subsidiary of Sparta Crypto, Inc., Agoge Global USA, Inc. (“Agoge”) was established to address inefficiencies in cross-border trade between the United States and Brazil. Agoge entered into a joint venture with WeDev Group Ltda., a Brazilian technology and blockchain development firm, to create and operate a comprehensive digital platform for international trade finance.

The joint venture developed EZBroker360, a blockchain-enabled platform utilizing stablecoins and distributed ledger technology to:

- Reduce transaction times from days to hours;

- Lower cross-border payment costs; and

- Improve security, transparency, and auditability.

In addition to payment processing, EZBroker360 provides:

- Staged financing for freightage, customs duties, and taxes;

- Assistance with Brazilian tax and regulatory compliance;

- Import/export documentation preparation;

- Industry introductions and market entry facilitation; and

- Reselling and distribution support in other jurisdictions.

Agoge focuses on financing gaps in trade transactions that are not traditionally served by conventional banks. Since inception, the Company’s loan deployment has reached $2 million, supported by repeat client engagement and organic referrals. Clients, such as Patta Brazil, have reported enhanced cash flow flexibility, increased import volumes, avoidance of demurrage fees, and operational scaling. Patta Brazil’s CEO has credited Agoge’s financing solutions for supporting a projected 50% revenue increase and enabling additional hiring.

Building on its technology foundation, the joint venture has developed iGoCards, a virtual card and expense management platform for globally oriented businesses. iGoCards will enable fund loading via USD or stablecoins, incorporate multi-user controls, and offer advanced expense management features. A planned “Receive” capability will allow clients to manage both payables and receivables, positioning Agoge as a comprehensive financial ecosystem provider for international commerce.

II. FINANCIAL SERVICES

b. Municipal and Non-Profit Leasing of Essential Equipment

In 2007, we launched our Municipal Financing program (www.spartamunicipal.com), which continues to operate and has provided financing to over 100 jurisdictions nationwide. This program offers equipment financing solutions for local and state government agencies, as well as nonprofit organizations that comply with Internal Revenue Code §501(c)(3). Eligible nonprofits include both public charities and private foundations.

Through this program, we finance essential equipment such as police motorcycles, cruisers, buses, fire trucks, EMS vehicles, and related public safety equipment. We are a preferred financing source for BMW Motorrad USA Police Motors. Financing is offered on a pass-through basis with a Midwest bank. Marketing channels have included direct outreach, trade shows, targeted industry publications, and referrals from manufacturers, dealerships, and existing municipal clients.

III. E-COMMERCE & MOBILE TECHNOLOGY

A. iMobile Solutions, Inc.

Our E-Commerce & Mobile Technology segment operates through iMobile Solutions, Inc. (“iMS”), formerly Specialty Reports, Inc. iMS provides the following:

Mobile Application Development – Through our “iMobileApp” brand (www.imobileapp.com), we create, host, and maintain custom mobile applications for small- and medium-sized businesses across a wide range of industries, including vehicle dealerships, racetracks, private and country clubs, schools, restaurants, grocery stores, and entertainment venues. Applications incorporate advanced features, including geo-fencing, push notifications, inventory display, event management, CRM integration, and multi-location management. Our subscription model includes development, hosting, updates, and optional fully managed marketing services.

Website Design, Hosting, and SEO Services – We design, launch, maintain, and host websites for clients, incorporating search engine optimization (SEO), e-commerce integration, social media connectivity, and online review management. Each engagement includes a tailored marketing action plan.

Custom Software Development – This includes kitchen ordering systems for grocery stores and delicatessens, with payment integration, wireless printing, and text notification features.

Text Messaging Platforms – Our text messaging platform enables clients to create, schedule, and analyze marketing campaigns, improving customer engagement and brand loyalty.

B. Vehicle History Reports

iMS also operates our Specialty Vehicle History Reports business, serving markets not fully addressed by major providers such as CARFAX® or AutoCheck®. Our reports are marketed under:

- Cyclechex – Motorcycle history reports (www.cyclechex.com);

- RVchex – Recreational vehicle history reports (www.rvchex.com); and

- Truckchex – Heavy-duty truck history reports (www.truckchex.com).

These reports contain data such as prior damage, title brands, odometer readings, manufacturer specifications, recall history, and other relevant factors, sourced from governmental and industry databases, including the National Motor Vehicle Title Information System (NMVTIS). They are sold online, through dealer networks, and in over 60 countries.

IV. HEALTH AND WELLNESS

New World Health Brands, Inc.

In August 2020, NWHB begam offering nutritional supplements in response to shifting consumer preferences during the COVID-19 pandemic. Our product line includes high-quality vitamins and minerals—such as iodine, boron, copper/zinc/selenium, magnesium, spermidine, vitamin B complex, vitamin C, and PQQ—sourced and manufactured exclusively in the United States under strict quality standards. Products are sold via our e-commerce website (www.newworldhealthbrands.com) and through marketplaces including Amazon, Walmart, TikTok, eBay, and Etsy. NWHB products serve diverse health needs, from athletic performance and general wellness to anti-aging and skincare.

IV. COMPETITIVE POSITIONING

We believe our targeted focus in underserved markets provides distinct competitive advantages:

- Fintech Services – Our staged-based trade finance solution offers specialized financing not widely available from traditional lenders.

- Financial Services – Our municipal leasing program offers custom financing solutions to municipalities, schools, and non-profit organizations nationwide for all of their essential equipment needs.
- E-Commerce & Mobile Technology – Our mobile application and website products provide cost-effective, customizable solutions for small- and medium-sized businesses, backed by industry-specific expertise.
- Vehicle History Reports – Our products address specialty vehicle categories not fully served by the dominant automotive report providers.

- Health and Wellness – Our U.S.-sourced supplement line appeals to consumers seeking premium, transparently sourced products.

We compete on the basis of service quality, niche market focus, and the ability to develop and deploy proprietary technology solutions across multiple industries. of the RV space and do not intend to compete directly with either CarFax® or AutoCheck®.

Employees

As of April 30, 2025, we had four full-time employees and three part-time employees.

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

Risks Related To Our Financial Condition

We have a history of operating losses.

Through our fiscal year ended April 30, 2025, we have incurred significant expenses and have sustained significant losses. We have an accumulated deficit of $68,918,984 at April 30, 2025 and a negative working capital of $9,569,218.

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

We have incurred total liabilities of $11,349,644 as of April 30, 2025. Unless we can restructure some or all this outstanding debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate significant revenue.

Our auditor’s opinion expresses doubt about our ability to continue as a “going concern”.

The independent auditor’s report on our April 30, 2025, and April 30, 2024 consolidated financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern. We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable. Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales, or obtaining credit lines or loans from various financial institutions where possible. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

COVID-19 has impacted some of our customers. Our business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. While the Company’s day-to-day operations beginning March 2020 have been impacted, we have suffered less immediate impact as most staff could work remotely during the height of the pandemic and can continue to develop our product offerings. Post-pandemic, we have adjusted our employees’ schedules to allow for both remote and non-remote hours as needed. Notwithstanding, revenues relating to mobile applications in certain verticals such as dealerships and racetracks fell and resulted in forbearance or cancellations during the pandemic.

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

We need to raise additional capital to meet our future business requirements, and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

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

Our common stock trades on the OTCQB under the symbol SRCO. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include but are not limited to: (i) actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investor; (ii) changes in financial estimates by us or by any securities analysts who might cover our stock; (iii) speculation about our business in the press or the investment community; (iv) stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; (v) our potential inability to pay back outstanding notes or debentures, or contractual obligations related to the cancellation thereof; (vi) investor perceptions of our respective industries in general and our company in particular; (vii) the operating and stock performance of comparable companies; (viii) general economic conditions and trends; (ix) major catastrophic events; (x) announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; (xi) changes in accounting standards, policies, guidance, interpretation or principles; (xii) sales of our common stock, including sales by our directors, officers or significant stockholders; and (xiii) additions or departures of key personnel.

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

Certain of our securities are subject to variable conversion prices and adjustments. As a result, future conversion of debt into shares of common stock or issuance of new convertible debt may result in significant dilution to our shareholders. There were approximately 42 million potential shares at April 30, 2025. The number of potential shares will likely vary based on fluctuations in the trading price of our stock. We are negotiating potential settlements of debt to reduce the number of potential shares. (SEE ITEM # 3 LEGAL PROCEEDINGS).

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

We are a public company and are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able successfully to complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Regardless of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have authorized several classes of preferred stock that may alter the rights of common stockholders by giving preferred stockholders greater dividend rights, liquidation rights and voting rights than our common stockholders have.

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock. As of April 30, 2025, we have three series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

Risks Relating to our Fintech Segment

Our fintech unit operating results may significantly fluctuate

Our operating results may fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader crypto-economy and a variety of other factors, many of which are unpredictable and in certain instances are outside of our control, including:

our ability to attract, maintain, grow, and engage our customer base;

changes in the legislative or regulatory environment, or actions by U.S. or foreign governments or regulators, including fines, orders, or consent decrees;

regulatory changes or scrutiny that impact our ability to offer certain products or services;

pricing for or temporary suspensions of our products and services;

our ability to establish and maintain partnerships, collaborations, joint ventures, or strategic alliances with third parties;

market conditions of, and overall sentiment towards, the crypto-economy;

macroeconomic conditions, including interest rates, inflation, and instability in the global banking system;

adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceedings, and enforcement-related costs;

the development and introduction of existing and new products and services by us or our competitors;

the amount and timing of our operating expenses related to the maintenance and expansion of our business and operations, including investments we make in the development of products and services;

system failures, outages, or interruptions, including with respect to our platform and third-party crypto networks;

our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyberattacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches, and losses;

breaches of security or privacy;

inaccessibility of our platform due to our or third-party actions;

our ability to attract and retain talent; and

•our ability to compete with our competitors.

As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. Therefore, our operating results could fluctuate significantly as a result of changes in the demand for our subscription and service offerings, in interest rates, and to our ongoing relationships with third parties.

In view of the rapidly evolving nature of our business and the crypto-economy, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. As a result, the trading price of our common stock may increase or decrease significantly.

Our total fintech revenue will be substantially dependent on the volume of transactions conducted on our platforms. If volume declines, our business, operating results, and financial condition would be adversely affected and the price of our common stock could decline.

We generate a large portion of our total fintech (and corporate) revenue from transaction fees on our platforms. Transaction revenue is based on transaction fees. Such revenue has grown over time. Declines in the volume of crypto related transactions, if any, among other reasons, may result in lower total revenue to us.

The price of crypto assets and associated demand for buying, selling, and trading crypto assets and conversions back and forth with fiat have historically been subject to significant volatility. If the volume of such transactions declines in the future, our ability to generate revenue, which could adversely affect our business, operating results, and financial condition and cause the price of our common stock to decline. The transaction volume of any crypto asset is subject to significant uncertainty and volatility, depending on a number of factors, including:

market conditions of, and overall sentiment towards, crypto assets and the crypto-economy, including, but not limited to, as a result of actions taken by or developments of other companies in the crypto-economy;

trading activities on other crypto platforms worldwide, many of which may be unregulated, and may include manipulative activities;

investment and trading activities of highly active consumer and institutional users, speculators, miners, and investors;

the speed and rate at which crypto is able to gain adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument, or other financial assets worldwide, if at all;

decreased user and investor confidence in crypto assets and crypto platforms;

negative publicity and events relating to the crypto-economy;

unpredictable social media coverage or “trending” of, or other rumors and market speculation regarding, crypto assets;

the ability for crypto assets to meet user and investor demands;

the functionality and utility of crypto assets and their associated ecosystems and networks, including crypto assets designed for use in various applications;

consumer preferences and perceived value of crypto assets and crypto asset markets;

increased competition from other payment services or other crypto assets that may exhibit better speed, security, scalability, or other characteristics;

adverse legal proceedings or regulatory enforcement actions, judgments, or settlements impacting crypto-economy participants;

regulatory or legislative changes, scrutiny, and updates affecting the crypto-economy;

the characterization of crypto assets under the laws of various jurisdictions around the world;

the adoption of unfavorable taxation policies on crypto asset investments by governmental entities;

ongoing technological viability and security of crypto assets and their associated smart contracts, applications, and networks, including vulnerabilities against hacks and scalability;

speed and fees associated with processing crypto asset transactions, including on the underlying blockchain networks and on crypto platforms;

financial strength of market participants;

the availability and cost of funding and capital;

the liquidity and credit risk of other crypto platforms and other participants of the crypto-economy;

interruptions or temporary suspensions or other compulsory restrictions in products or services from or failures of major crypto platforms;

availability of an active derivatives market for various crypto assets;

availability of banking and payment services to support crypto-related projects;

instability in the global banking system and the level of interest rates and inflation;

monetary policies of governments, trade restrictions, and fiat currency devaluations; and

national and international economic and political conditions.

There is no assurance that any supported crypto asset will maintain its value or that there will be meaningful levels of trading activities. In the event that the price of crypto assets or the demand for trading crypto assets decline, our business, operating results, and financial condition would be adversely affected and the price of our Common Stock could decline.

Cyberattacks and security breaches of our platform, or those impacting our customers or third parties, could adversely affect our brand, reputation, business, operating results, and financial condition.

Our business involves the collection, storage, processing, and transmission of confidential information, customer, employee, service provider, and other personal data, as well as information required to access customer assets. We have built our reputation on the premise that our platform offers customers a secure way to trans act business.. As a result, any actual or perceived security breach of us or our third-party partners may:

harm our reputation and brand;

result in our systems or services being unavailable and interrupt our operations;

result in improper disclosure of data and violations of applicable privacy and data protection laws;

result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, and financial exposure;

cause us to incur significant remediation costs;

lead to theft or irretrievable loss of our or our customers’ fiat currencies or crypto assets;

reduce customer confidence in, or decrease customer use of, our products and services;

divert the attention of management from the operation of our business;

result in significant compensation or contractual penalties payable by us to our customers or third parties as a result of losses to them or claims by them; and

adversely affect our business, operating results, and financial condition.

Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions or crypto companies, whether or not we are directly impacted, could lead to a general loss of customer confidence in the crypto-economy or in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure.

An increasing number of organizations, including large merchants, businesses, technology companies, and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications, and infrastructure.

Attacks upon systems across a variety of industries, including the crypto industry, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data and crypto assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target, and we may not be able to implement adequate preventative measures.

Although we have developed systems and processes designed to protect the data we manage, prevent data loss, and other security breaches, effectively to respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties may attempt to gain access to our systems and facilities, as well as those of our customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems and customers’ crypto assets. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. If we acquire a third-party entity, as to which we do not have any current plans, that acquisition may expose us to unexpected security risks or increase costs to improve the security posture of the acquired company. Further, there has been an increase in such threat actor activities as a result of the increased prevalence of hybrid and remote working arrangements in recent years. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.

Outages and disruptions of our platform, including any caused by cyberattacks, may harm our reputation, business, operating results, and financial condition.

We are subject to an extensive, highly-evolving, and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.

Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, federal government contractors, trust companies, securities, derivative transactions and markets, broker-dealers and alternative trading systems (“ATS”), commodities, credit, crypto asset custody, exchange, and transfer, cross-border and domestic money and crypto asset transmission, commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), consumer protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, generative artificial intelligence (“AI”) and related technologies and may not directly apply to our fintech business. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the crypto-economy, are subject to significant uncertainty, and vary widely across US. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the crypto-economy requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with (or are deemed not to have complied with) such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on or temporary or permanent suspensions of our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

Governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets and the crypto-economy generally, and crypto asset platforms in particular. Other companies’ failures of risk management and other control functions could contribute to stricter oversight of crypto asset platforms and the crypto-economy. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the crypto-economy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. If we are unable to comply with any new requirements, our ability to offer our products and services in their current form may be adversely affected. Additionally, under recommendations from the Financial Crimes Enforcement Network (“FinCEN”), and the Financial Action Task Force, the United States and several foreign jurisdictions have or are likely to impose the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the crypto-economy. We may face substantial costs to operationalize and comply with the Travel Rule and may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. There are substantial uncertainties regarding the scope of these requirements in practice, and we may face substantial costs to operationalize and comply with these rules.

Moreover, we may offer in the future products and services whose functionality or value depends in part on our management of token transaction smart contracts, liquid staking, asset tracking, or other applications that provide novel forms of customer engagement and interaction delivered via blockchain protocols. We may also offer products and services whose functionality or value depends on our ability to develop, integrate, or otherwise interact with such applications within the bounds of our legal and compliance obligations. The legal and regulatory landscape for such products, including the law governing the rights and obligations between and among smart contract developers and users and the extent to which such relationships entail regulated activity is uncertain and rapidly evolving. Our interaction with those applications, and the interaction of other blockchain users with any smart contracts or assets we may generate or control, could present legal, operational, reputational, and regulatory risks for our business.

Due to our business activities, we are subject to ongoing examinations, oversight, and reviews and we may expect in the future, to be subject to investigations and inquiries, by U.S. federal and state regulators and foreign financial service regulators, many of which have broad discretion to audit and examine our business. We may be periodically subject to audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators may in the future require us to take certain actions, including amending, updating, or revising our compliance measures from time to time, limiting the kinds of customers that we provide services to, changing, terminating, or delaying our licenses and the introduction of new products or services, and undertaking further external audit or being subject to further regulatory scrutiny, including investigations and inquiries. We may in the future receive examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to initiate or enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to remediate properly any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may continue to result in changes to our business, as well as increased costs, and supervision and examination for ourselves, our agents, and service providers. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.

Any significant disruption in our products and services, in our information technology systems, or in any of the blockchain networks we support, could result in a loss of customers or funds and adversely affect our brand, reputation, business, operating results, and financial condition.

Our reputation and ability to attract and retain customers and grow our business depends on our ability to operate our service at high levels of reliability, scalability, and performance, including the ability to process and monitor, on a daily basis, a large number of transactions that occur at high volume and frequencies across multiple systems. Our platform, the ability of our customers to trade, and our ability to operate at a high level, are dependent on our ability to access the blockchain networks underlying the supported crypto assets, for which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of such blockchain networks will depend on a network of computers, miners, or validators, and their continued operations, all of which may be impacted by service interruptions.

The systems of our third-party service providers and certain crypto asset and blockchain networks have experienced from time to time, and may experience in the future service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In addition, extraordinary trading volumes or site usage could cause our computer systems to operate at an unacceptably slow speed or even fail.

If any of our systems, or those of our third-party service providers, are disrupted for any reason, our products and services may fail, resulting in unanticipated disruptions, slower response times and delays in our customers’ trade execution and processing, failed settlement of trades, incomplete or inaccurate accounting, recording or processing of trades, unauthorized trades, loss of customer information, increased demand on limited customer support resources, customer claims, complaints with regulatory organizations, lawsuits, or enforcement actions. Further, when these disruptions occur, we have in the past, and may in the future, fulfill customer transactions using inventory to prevent adverse user impact and limit detrimental impact to our operating results. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our business. Significant or persistent interruptions in our services could cause current or potential customers or partners to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers or their business partners, these customers or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Problems with the reliability or security of our systems would harm our reputation and the cost of remedying these problems could negatively affect our business, operating results, and financial condition.

Because we are a regulated financial institution in certain jurisdictions, interruptions have resulted and in the future may result in regulatory scrutiny, and significant or persistent interruptions could lead to significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses or banking relationships that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.

In addition, we are continually improving and upgrading our information systems and technologies. Implementation of new systems and technologies is complex, expensive, time-consuming, and may not be successful. If we fail to timely and successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, it could adversely affect our internal controls (including internal controls over financial reporting), and our business, operating results, and financial condition.

If we fail to retain existing customers or add new customers, or if our customers decrease their level of engagement with our products, services and platform, our business, operating results, and financial condition may be significantly harmed.

Our success depends on our ability to retain existing customers and attract new customers, including developers, to increase engagement with our products, services, and platform. To do so, we must continue to offer leading technologies and ensure that our products and services are secure, reliable, and engaging. We must also expand our products and services, and offer competitive prices in an increasingly crowded and price-sensitive market. There is no assurance that we will be able to continue to do so, that we will be able to retain our current customers or attract new customers, or keep our customers engaged. Any number of factors can negatively affect customer retention, growth, and engagement, including if:

customers increasingly engage with competing products and services, including products and services that we are unable to offer due to regulatory reasons;

we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received;

we fail to support new and in-demand crypto assets or if we elect to support crypto assets with negative reputations;

there are changes in sentiment about the quality or usefulness of our products and services or concerns related to privacy, security, fiat pegging, or other factors;

there are adverse changes in our products and services that are mandated by legislation, regulatory authorities, or litigation;

customers perceive the crypto assets on our platform to be bad investments, or experience significant losses in investments made on our platform;

technical or other problems prevent us from delivering our products and services with the speed, functionality, security, and reliability that our customers expect;

cybersecurity incidents, employee or service provider misconduct, or other unforeseen activities cause losses to us or our customers, including losses to assets held by us on behalf of our customers;

modifications to our pricing model or modifications by competitors to their pricing models;

we fail to provide adequate customer service;

regulatory and governmental bodies in countries that we target for expansion express negative views towards crypto asset trading platforms and, more broadly, the crypto-economy; or

we or other companies or high-profile figures in our industry are the subject of adverse media reports or other negative publicity.

From time to time, certain of these factors may negatively affect customer retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our customer base and customer engagement, our revenue and financial results may be adversely affected. Any decrease in user retention, growth, or engagement could render our products and services less attractive to customers and lead to a decrease in revenue, and our business, operating results, and financial condition could be adversely affected. If our customer growth rate slows or declines, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive growth of revenue.

Our operating expenses may increase in the future and we may not be successful in increasing our revenue to sufficiently offset these higher expenses, which could impact our ability to achieve profitability or positive cash flow from operations on a consistent basis and cause our business, operating results, and financial condition to be adversely affected.

Our operating expenses may increase in the future as we continue to grow our business. While we consistently evaluate opportunities to drive efficiency, we cannot guarantee that these efforts will be successful or that we will not need to accelerate operating expenditures in the future. Our operations may prove more expensive than we currently anticipate, and we may not succeed in increasing our net revenue sufficiently to offset these higher expenses. Additionally, our revenue growth may be negatively impacted by, among other things, reduced demand for our offerings, increased competition, adverse macroeconomic conditions, any decrease in the growth or size of the crypto-economy, regulatory uncertainty or scrutiny, changes that impact our ability to offer certain products or services, or failure of new products and services to gain market adoption. As a result, we cannot be certain that we will be able to achieve profitability or achieve positive operating cash flow on any quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, operating results, and financial condition may suffer.

If we do not effectively manage our growth, including by maintaining and improving our systems and processes, our business, operating results, and financial condition could be adversely affected.

We have experienced, and may experience in the future, periods of significant growth. To manage and capitalize on our growth periods effectively, we will need to manage headcount, capital, and processes efficiently, while making investments, such as expanding our information technology and financial, operating, and administrative systems and controls, and such initiatives could strain our resources. We could experience operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, managing, and retaining a remote and evolving employee base. If we do not adapt or scale to meet these evolving challenges, we may experience erosion to our brand, the quality of our products and services may suffer, and our Company’s culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to noncompliance with laws and regulations, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.

Successful implementation of our growth strategy will also require significant expenditures possibly prior to the generation of any substantial associated revenue and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving and volatile nature of the cryptoasset market in which we operate, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue accurately.

Due to our limited fintech operating history, it may be difficult to evaluate our business and future prospects, and we may not be able to achieve or maintain profitability in any given period.

We established Agoge Global USA, Inc. in December 2022. Following its establishment, our business model has continued to evolve. Our net revenue has grown since that formation. There is no assurance that growth will continue in future periods and you should not rely on growth of our revenue in any given prior quarterly or annual period as an indication of our future performance. If our net revenue were to decline significantly for any extended period of time, our business, operating results, and financial condition could be adversely affected. Our limited operating history and the volatile nature of our business make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties as described in this section. If we do not manage these risks successfully, our business, operating results, and financial condition could be adversely affected.

Any acquisitions and investments that we make could require significant management attention, disrupt our business, result in dilution to our stockholders, and could adversely affect our business, operating results, and financial condition.

As part of our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, and other transactions. Although we have no present plans for future acquisitions, we may make acquisitions of and investments in, among other things, specialized employees and complementary companies, products, services, licenses, or technologies. In the future, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. In some cases, the costs of such acquisitions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions. Our acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by customers, developers, or investors. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our Company, our business, operating results, and financial condition could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, employees, or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to close the transaction and to continue to operate the target firm’s business or products in a manner that is useful to us. We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, which could adversely affect our business, operating results, and financial condition. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders, which, depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

If we fail to develop, maintain, and enhance our brand and reputation, our business, operating results, and financial condition could be adversely affected.

Our brand and reputation are key assets and a competitive advantage. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, ability to provide consistent, high-quality, and secure products, services, features, and support. We believe that the importance of our brand will increase as competition further intensifies. Our brand and reputation could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity, unexpected events, or actions by third parties. Unfavorable publicity regarding, for example, our product changes, product quality, litigation or regulatory activity, privacy and data security practices, terms of service, employment matters, the use of our products or services for illicit or objectionable ends, the actions of our customers, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. Moreover, to the extent that we acquire a company and maintain that acquired company’s separate brand, we could experience brand dilution or fail to retain positive impressions of our own brand to the extent such impressions are instead attributed to the acquired company’s brand. Such negative publicity also could have an adverse effect on the size and engagement of our customers and could result in decreased revenue, which could adversely affect our business, operating results, and financial condition.

Internal key business metrics and other estimates are subject to inherent challenges in measurement and change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.

We regularly review our internal key business metrics to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions. These internal key business metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our internal key business metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. Additionally, we may in the future calculate certain internal key business metrics using third-party data. While we believe the third-party data we may use in the future will be reliable, we may not in the future independently verify the accuracy or completeness of the data contained in such sources and there can be no assurance that such data is free of error. Any inaccuracy in the third-party data we use could cause us to overstate or understate our internal key business metrics. We regularly review our processes for calculating these metrics, and from time to time we have made adjustments that we believe may improve their accuracy.

Our platform may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams. If our platform is used to further such illegal activities, our business, operating results, and financial condition could be adversely affected.

Our platform may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams. We or our partners may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. The use of our platform for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. Moreover, certain activities that may be legal in one jurisdiction may be illegal in another jurisdiction, and certain activities that are at one time legal may in the future be deemed illegal in the same jurisdiction. As a result, there is significant uncertainty and cost associated with detecting and monitoring transactions for compliance with local laws. In the event that a customer is found responsible for intentionally or inadvertently violating the laws in any jurisdiction, we may be subject to governmental inquiries, enforcement actions, prosecuted, or otherwise held secondarily liable for aiding or facilitating such activities. Changes in law have also increased the penalties for money transmitters for certain illegal activities, and government authorities may consider increased or additional penalties from time to time. Owners of intellectual property rights or government authorities may seek to bring legal action against money transmitters, including us, for involvement in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

Moreover, while fiat currencies can be used to facilitate illegal activities, crypto assets are relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Many types of crypto assets have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain crypto asset transactions, and encryption technology that anonymizes these transactions, that make crypto assets susceptible to use in illegal activity. U.S. federal and state and foreign regulatory authorities and law enforcement agencies, such as the Department of Justice, Securities and Exchange Commission, Commodity Futures Trading Commission, Federal Trade Commission, or the Internal Revenue Service, and various state securities and financial regulators have taken and continue to take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving crypto assets. We also support crypto assets that incorporate privacy-enhancing features, and may from time to time support additional crypto assets with similar functionalities. These privacy-enhancing crypto assets obscure the identities of sender and receiver, and may prevent law enforcement officials from tracing the source of funds on the blockchain. Facilitating transactions in these crypto assets may cause us to be at increased risk of liability arising out of anti-money laundering and economic sanctions laws and regulations.

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, operating results, and financial condition.

Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the establishment, maintenance, and scaling of our compliance, internal audit, and reporting systems continuously to keep pace with our customer activity and transaction volume, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have devoted comparatively significant resources to develop policies and procedures to identify, monitor, and manage our risks, and expect to continue to do so in the future, we cannot assure you that our policies and procedures are and will always be effective or that we have been and will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments or against all types of risks, including unidentified or unanticipated risks. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. Accordingly, in the future, we may identify gaps in such policies and procedures or existing gaps may become higher risk, and may require significant resources and management attention. Our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, which could expose us to the risk of greater losses.

The crypto-economy is novel. As a result, policymakers are just beginning to consider what a regulatory regime for crypto would look like and the elements that would serve as the foundation for such a regime. This less developed consideration of crypto may harm our ability to effectively react to proposed legislation and regulation of crypto assets or crypto asset platforms adverse to our business.

As crypto assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies, and public advocacy groups have been examining the operations of crypto networks, users, and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and simultaneously how to ensure the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors.

Competitors, including traditional financial services, have spent years cultivating professional relationships with relevant policymakers on behalf of their industry so that those policymakers may understand that industry, the current legal landscape affecting that industry, and the specific policy proposals that could be implemented in order to responsibly develop that industry. The lobbyists working for these competitors have similarly spent years developing and working to implement strategies to advance their industries. Members of the crypto-economy have started to engage policymakers directly and with the help of external advisors and lobbyists. However, these efforts to educate policymakers and advocate for sensible regulation are nascent compared to more established industries, and may be perceived unfavorably by investors and the public and have an adverse impact on our brand and reputation. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the crypto-economy or crypto asset platforms, which could adversely affect our business, operating results, and financial condition.

We obtain and process a large amount of sensitive customer data. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as adversely affect our business, operating results, and financial condition.

We obtain and process large amounts of sensitive data, including personal data related to our customers and their transactions, such as their names, addresses, social security numbers, visa information, copies of government-issued identification, facial recognition data (from scanning of photographs for identity verification), trading data, tax identification, and bank account information. We face risks, including to our reputation, in the handling and protection of these data, and these risks will increase as our business continues to expand, including through our acquisition of, and investment in, other companies and technologies. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our customers’, employees’, and service providers’ personal data.

We have administrative, technical, and physical security measures and controls in place and maintain a robust information security program. However, our security measures, those of our vendors or service providers, or the security measures of companies we acquire, may be inadequate or breached as a result of third-party action, employee or service provider error, malfeasance, malware, phishing, hacking attacks, system error, trickery, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or otherwise, and, as a result, someone may be able to obtain unauthorized access to sensitive information, including personal data, on our systems. We could be the target of a cybersecurity incident, which could result in harm to our reputation and financial losses. Additionally, privacy and data protection laws are evolving, and these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our or our third-party partners’ business practices and products and service offerings.

Our future success depends on the reliability and security of our platform. To the extent that the measures we, any companies we acquire, or our third-party service providers, vendors, or business partners have taken prove to be insufficient or inadequate, or to the extent we discover a security breach suffered by a company we acquire following the closing of such acquisition, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, harm to our reputation, or loss of customers. If our own confidential business information or sensitive customer information were improperly disclosed, our business, operating results, and financial condition could be adversely affected. Additionally, a party who circumvents our security measures could, among other effects, appropriate customer information or other proprietary data, cause interruptions in our operations, or expose customers to hacks, viruses, and other disruptions.

Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement. Breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. In the United States, the SEC has adopted rules for mandatory disclosure of material cybersecurity incidents suffered by public companies, as well as cybersecurity governance and risk management. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. Any failure or perceived failure by us to comply with these laws may also subject us to enforcement action or litigation, any of which could harm our business. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could adversely affect our business, reputation, operating results, and financial condition.

Furthermore, we may be required to disclose personal data pursuant to demands from individuals, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws, which could result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations. Additionally, changes in the laws and regulations that govern our collection, use, and disclosure of customer data could impose additional requirements with respect to the retention and security of customer data, could limit our marketing activities, and adversely affect our business, operating results, and financial condition.

We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, and user protection where we conduct our business, and industry requirements and such laws, regulations, and industry requirements are constantly evolving and changing. Any actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies, could harm our business.

Various local, state, federal, and international laws, directives, and regulations apply to our collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations are subject to uncertainty and continue to evolve in ways that could adversely affect our business, operating results, and financial condition. These laws have a substantial impact on our operations both outside and in the United States, either directly or as a data processor and handler for various offshore entities.

In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of user data and various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Gramm Leach Bliley Act (“GLBA”) and state laws relating to privacy and data security. GLBA requires financial institutions to explain their information sharing practices to their customers and to safeguard sensitive data. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, California has enacted the California Consumer Privacy Act (the “CCPA”). The CCPA requires covered companies to, among other things, provide disclosures to individuals in California, and affords such individuals new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation.

In addition, other U.S. states have proposed or enacted laws that contain obligations similar to the CCPA that have taken effect or will take effect in coming years. We cannot fully predict the impact of recently proposed or enacted laws or regulations on our business or operations, but compliance may require us to modify our data processing practices and policies incurring costs and expense. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, it may require costly and difficult efforts to achieve compliance with such laws. Our failure or perceived failure to comply with state privacy laws or regulations passed in the future could adversely affect our business, including how we use personal information, operating results, and financial condition.

There is a risk that as we expand, we may assume liabilities for breaches experienced by the companies that we may acquire. Additionally, there are potentially inconsistent world-wide government regulations pertaining to data protection and privacy. Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still highly undeveloped and likely to evolve. Further there are also changes in the regulatory landscape relating to new and evolving technologies. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal data, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could subject us to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, severe criminal, or civil sanctions, damage our reputation, or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, operating results, and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We engage a third-party consultant to assist us with our cybersecurity risk management framework, including the monitoring and detection of cybersecurity threats and responding to any cybersecurity threats or incidents.  Our third-party consultant team is managed by our Vice President Operations who reports to the Chief Executive Officer or the board-level, as appropriate.

As of April 30, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

ITEM 2. PROPERTIES

Our executive offices are located at 555 Fifth Avenue, 14th Floor, New York, NY 10017. We had an agreement for use of office space at this location under a sub-lease which expired July 31, 2018 and continues on a month-to-month basis thereafter. For the year ending April 30, 2025 and 2024, the rent was $72,000 and $90,946 respectively.

ITEM 3. LEGAL PROCEEDINGS

As of April 30, 2025, there is no pending litigation against Sparta and any and all prior litigation has been discontinued, settled or otherwise resolved with no liability whatsoever against Sparta.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Venture Market under the symbol “SRCO”. The following table sets forth, for the calendar periods indicated, the range of the high and low closing prices of our common stock, as reported by the OTCQB. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2025
First quarter (May 1, 2024 – July 31, 2024)	$0.38	$0.07
Second quarter (August 1, 2024 – October 31, 2024)	$0.45	$0.26
Third quarter (November 1, 2024 – January 31, 2025)	$0.33	$0.10
Fourth quarter (February 1, 2025 – April 30, 2025)	$0.32	$0.15
Fiscal Year 2024
First quarter (May 1, 2023 – July 31, 2023)	$0.19	$0.12
Second quarter (August 1, 2023 – October 31, 2023)	$0.16	$0.07
Third quarter (November 1, 2023 – January 31, 2024)	$0.14	$0.05
Fourth quarter (February 1, 2024 – April 30, 2024)	$0.15	$0.09

Holders

The approximate number of holders of record of our common stock as of April 30, 2025 was 3,127 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2025, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend that may be paid in cash or shares of common stock at our option. As of April 30, 2025, we have not distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2025, there was $11,574 of accrued Series A dividends payable.

As of April 30, 2025, and April 30, 2024, we had no shares of Series B preferred stock outstanding or dividends payable.

As of April 30, 2025, and April 30, 2024, we had 1,953,157, and 1,965,157 shares of Series C convertible preferred stock outstanding, respectively. The Series C convertible preferred stock is non-dividend paying.

As of April 30, 2025, and April 30, 2024, we had 773,548 and 803,548 shares of Series D convertible preferred stock outstanding, respectively. The Series D convertible preferred stock is non dividend paying.

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

Issuance of common stock and restricted preferred units:

During the year ended April 30, 2025, the Company:

●	Converted 12,000 Series C preferred shares to 36,000 shares of common stock
●	Converted 30,000 Series D preferred shares to 120,000 shares of common stock
●	Issued 8,013,677 shares and 16,992 shares to be issued valued at $821,499 to accredited investors related to equity investments
●	Issued 664,847 shares of common stock to be issued as an incentive or penalty to noteholders valued at $255
●	Issued 850,000 shares of common stock valued at $85,000 relating to the conversion of promissory notes
●	Issued 953,956 shares valued at $232,856 for consulting services

During the year ended April 30, 2024, the Company:

●	Converted 20,000 Series C preferred shares to 767,578 shares of common stock
●	Converted 134,206 Series D preferred shares to 536,824 shares of common stock
●	Issued 1,512,759 shares of common stock valued at $123,000 to seven accredited investors related to equity investments
●	Issued 185,000 shares valued at $15,905 to accredited investors related to promissory notes.
●	Issued 25,000 shares of common stock for consulting services valued at $3,875
●	Issued 3,507,952 shares of common stock valued at $256,716 relating to the conversion of promissory notes
●	Issued 149,989 shares valued at $23,490 for services rendered

The issuance of shares of our Series C and Series D Convertible Preferred Units was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. These shares were unissued as of April 30, 2025.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“FORWARD-LOOKING” INFORMATION

This report on Form 10-K contains various statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder which represent our expectations and beliefs, including, but not limited to, statements concerning the Company’s business and financial plans and prospects and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and other similar expressions can, but not always, identify forward-looking statements, which speak only as of the date such statement was made. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), including Item 1A of the Company’s Annual Report of Form 10-K for the year ended April 30, 2025. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

RESULTS OF OPERATIONS

For the year ended April 30, 2025, our revenues from operations increased approximately $43,504 or 23% as compared to the year ended April 30, 2024. We have continued to incur significant expenses and have sustained significant losses.

Revenues totaled $235,544 in fiscal 2025 compared to revenues of $192,040 in fiscal 2024. The increase was due to increase in merchant financing revenue.

Cost of Revenue

The cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Operating Expenses

Operating expenses were $1,432,449 during the year ended April 30, 2025, compared to $1,019,762 during the year ended April 30, 2024, an increase of $412,687, or 40% primarily due to increased compensation and related cost of $88,020 or 15% and consulting fees increasing by $336,270 or 459%.

The following are the major expense categories:

	2025	2024	Increase (Decrease)%

Compensation and Related cost	687,956	599,936	88,020	15%
Accounting and Legal Fees	66,929	70,661	(3,732)	(5)%
Consulting Fees	409,560	73,290	336,270	459%
Rent and Lease	72,000	90,946	(18,946)	(21)%
General office Expenses	196,004	184,929	11,075	6%
	1,432,449	1,019,762	412,687	40%

Other income (expense)

Other income (expenses) for the year ended April 30, 2025, primarily comprised of commission on municipal bonds of $21,837, Interest Expense on notes $(656,809) and Loss in derivative liability $(266,658), while in the fiscal year 2024, comprised primarily of convertible notes written off $180,700, commission on municipal bonds of $17,051 and gain on the value of derivative liabilities of $634,827.

Net Income (Loss)

Our net loss attributable to common stockholders for the year ended April 30, 2025, was $2,123,634, compared to a net loss of $644,490 for April 30, 2024. The net loss for the year was primarily due to the decrease of gain on the valuation of derivative liabilities, where the gain in value as of April 30, 2025, was $266,658 compared to the previous year’s gain in valuation of $634,827.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2025, we had an accumulated deficit of $68,918,984 and a total stockholders’ deficit of $11,608,515. Our net cash flow from operations had a negative balance of $1,229,677 for the year ended April 30, 2025. This deficit results primarily from our net loss of $2,114,718, which was increased further by noncash expenses from change in fair value of derivative liabilities of $266,658 and offset by an increase in Accounts payables and accrued expenses $831,552.

We met our cash requirements during the period through revenue of $235,544 and proceeds from the sale of common shares $764,571 and proceeds from promissory notes of $525,000.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At April 30, 2025, we had 6 full time employees, one part time employee, and 2 full-time consultants. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

AUDITOR’S OPINION EXPRESSES DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A “GOING CONCERN”

The independent auditors report on our April 30, 2025 and 2024 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended April 30, 2025, we have relied on the services of outside consultants for services and currently have four full-time employees and three part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements require public companies to disclose the impact of new standards on their financial statements, including details about the standard, the adoption date, method of adoption, and expected effects. These disclosures help investors understand how changes in accounting principles will affect a company’s financial performance and position.

Recently Adopted Accounting Pronouncements. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net income per share. As of 2024 and 2023 the Company had one reporting segment, all revenue is reported under this segment Sparta Commercial Services, Inc.

Other accounting standards and amendments to existing accounting standards that have been issued and have future effective dates are not applicable or are not expected to have a significant impact on the Company’s consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To: Shareholders and

Board of Directors of Sparta Commercial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sparta Commercial Services, Inc. (the “Company”) as of April 30, 2025, and April 30, 2024, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025, and April 30, 2024, the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company had a working capital deficit of $9,569,218., and accumulated deficit of $68,918,984, as of April 30, 2025. And the Company had a working capital deficit of $9,008,519, and accumulated deficit of $66,795,350 as of April 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee equivalent and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Accounting for Embedded Derivative Liabilities Related to Convertible Notes

As described in Notes A and C to the financial statements, the Company had convertible notes that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible notes required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Binomial Model.

We identified the accounting considerations and related valuations, including the related fair value determinations of the embedded derivative liabilities of such as a critical audit matter. The principal considerations for our determination were: (1) the accounting consideration in determining the nature of the various features (2) the evaluation of the potential derivatives and potential bifurcation in the instruments, and (3) considerations related to the determination of the fair value of the various debt and equity instruments and the conversion features that include valuation models and assumptions utilized by management. Auditing these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed. As of April 30, 2025, and April 30, 2024, the Company recorded derivative liability related to these Convertible Notes of $1,007,598, and $740,940 respectively.

Our audit procedures related to management’s conclusion on the evaluation and related valuation of embedded derivatives, included the following, among others: (1) evaluating the relevant terms and conditions of the various financings, (2) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for the convertible notes, and the assessment and accounting for potential derivatives and (3) independently recomputing the valuations determined by Management.

Victor Mokuolu,CPA LLC

PCAOB ID: 06771

We have served as Sparta Commercial Services, Inc.’s auditor since 2023.

Houston, Texas

August 13, 2025

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED APRIL 30, 2025 AND 2024

	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$131,003	$100,953
Accounts receivable	5,167	6,724
Inventory	4,607	3,004
Other current assets	606,802	-
Total Current Assets	747,579	110,681
Rent Deposit	9,000	9,000
Total assets	$756,579	$119,681
LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,333,852	$1,208,195
Short Term Loan	1,585	1,585
Note Payable - current	7,973,762	7,168,481
Derivative liabilities	1,007,598	740,940
Total Current Liabilities	10,316,797	9,119,201
Long Term Liabilities
Loans payable-related parties	636,233	637,077
Notes payable- net of current portion	396,614	-
Note Payable – long term	1,032,847	637,077
Total liabilities	11,349,644	9,756,278
Stockholders’ Deficit:
Preferred stock A, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of April 30, 2025 and April 30, 2024, respectively	12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share, 1,953,157 and 1,965,157 shares issued and outstanding as of April 30, 2025 and April 30, 2024, respectively	1,953	1,965
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 773,548 and 803,548 shares issued and outstanding as of April 30, 2025 and April 30, 2024, respectively	774	804
Common stock, $0.001 par value; 750,000,000 shares authorized, and 40,133,669 and 29,495,189 shares issued and outstanding as of April 30, 2025 and April 30, 2024, respectively	40,134	29,495
Common stock to be issued 33,612,875 and 33,395,883 as of April 30, 2025 and April 30, 2024, respectively	33,613	33,396
Additional paid-in-capital	57,221,495	56,074,059
Accumulated deficit	(68,918,984)	(66,795,350)
Total deficiency in stockholders’ deficit	(11,608,515)	(10,643,131)
Non-controlling interest	1,015,450	1,006,534
Stockholders’ deficit	(10,593,065)	(9,636,597)
Total liabilities and Stockholders’ deficit	$756,579	$119,681

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2025 AND 2024

	2025	2024
Revenue
Information technology	$118,266	$166,670
Wellness products	37,767	25,370
Merchant financing	79,511	-
Total Revenue	235,544	192,040
Less Cost of goods sold	(28,178)	(36,771)
Gross profit	$207,366	$155,269
Operating expenses:
Compensation and related costs	687,956	599,936
Accounting and legal Fees	66,929	70,661
Consulting fees	409,560	73,290
Rent and lease	72,000	90,946
General office expenses	196,004	184,929
Total operating expenses	1,432,449	1,019,762

Loss from operations	$(1,225,083)	$(864,493)
Other (income) expense:
Commission on Municipal Bonds	$(21,837)	$(17,051)
Interest Expense on notes	656,809	580,636
extinguishment of convertible debt	-	(180,700)
extinguishment of liabilities	-	(375,000)
Discount (Commitment Shares)	-	165,315
Warrant Expense	-	204,385
Loss (gain) in changes in fair value of derivative liability	266,658	(634,827)
Other income	(11,995)	-
Total other (income) expense	$889,635	$(257,242)
Net income (loss)	(2,114,718)	(607,251)
Net profit attributable to minority shareholder	(8,916)	(37,239)
Net (loss) attributed to common stockholders	$(2,123,634)	$(644,490)
Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.06)	(0.02)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.06)	$(0.02)
Weighted average shares outstanding	35,601,730	28,256,600

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED April 30, 2025 AND 2024

	Series A		Series C		Series D				Common Stock		Additional Paid in	Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Warrants)	Capital	Deficit	Interest	Total
Balance April 30, 2024	125	$12,500	1,965,157	$1,965	803,548	$804	29,495,189	$29,495	33,395,883	$33,396	$204,385	$55,869,674	$(66,795,350)	$1,006,534	$(9,636,597)
Subscribed shares issued	-	-	-	-	-	-	4,037,571	4,037	(3,758,935)	(3,759)	-	(278)	-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	2,885,043	2,885	4,866,990	4,868	8,468	748,350	-	-	764,571
Issuance of common stock for services	-	-	-	-	-	-	953,956	954	-	-	-	231,902	-	-	232,856
Stock issuances	-	-	-	-	-	-	1,091,063	1,092	(1,091,063)	(1,092)	-	-	-	-	-
Commitment Shares not yet issued	-	-	-	-	-	-	-	-	200,000	200	-	18,440	-	-	18,640
Conversion of notes payable	-	-	-	-	-	-	850,000	850	-	-	-	84,150	-	-	85,000
Conversion of preferred shares	-	-	(12,000)	(12)	(30,000)	(30)	156,000	156	-	-	-	(114)	-	-	-
Default shares issued	-	-	-	-	-	-	664,847	665	-	-	-	(410)	-	-	255
Warrants issued on equity issuance	-	-	-	-	-	-	-	-	-	-	218,808	(161,880)	-	-	56,928
Net Income (loss) for the year	-	-	-	-	-	-	-	-	-	-	-	-	(2,123,634)	8,916	(2,114,718)
Balance April 30, 2025	125	$12,500	1,953,157	$1,953	773,548	$774	40,133,669	$40,134	33,612,875	$33,613	$431,661	$56,789,834	$(68,918,984)	$1,015,450	$(10,593,065)

Balance April 30, 2023	125	$12,500	1,985,157	$1,985	937,754	$938	23,045,205	$23,045	23,704,788	$23,705	$-	$54,872,200	$(66,150,857)	$969,295	$(10,247,189)
Issuance of Preferred and Common Stock for Cash	-	-	-	-	-	-	-	-	2,121,000	2,121	-	167,879	-	-	170,000
Conversion of notes to common shares	-	-	-	-	-	-	3,428,505	3,429	454,000	454	-	181,008	-	-	184,891
Issuance of common shares for cash	-	-	-	-	-	-	855,906	856	2,218,844	2,218	-	302,969	-	-	306,043
Stocks issued as a note holder incentive	-	-	-	-	-	-	-	-	54,000	54	-	4,946	-	-	5,000
Issuance of common shares for services	-	-	-	-	-	-	151,000	151	-	-	-	23,340	-	-	23,491
Stocks issued for equity/services	-	-	-	-	-	-	346,995	347	(346,995)	(347)	-	24,653	-	-	24,653
Conversion of notes payable	-	-	-	-	-	-	900,000	900	886,000	886	-	148,214	-	-	150,000
Conversion of preferred shares	-	-	(20,000)	(20)	(134,206)	(134)	767,578	767	(170,754)	(170)	-	(443)	-	-	-
Net Income (loss) for the year	-	-	-	-	-	-	-	-	-	-	-	-	(644,490)	37,239	(607,251)
Warrants issued on conversion of Notes	-	-	-	-	-	-	-	-	-	-	154,408	-	(3)	-	154,405
Warrants issued with Common Stock	-	-	-	-	-	-	-	-	-	-	49,977	-	-	-	49,977
Commitment Shares not yet issued	-	-	-	-	-	-	-	-	4,475,000	4,475	-	144,908	-	-	149,383
Balance April 30, 2024	125	$12,500	1,965,157	$1,965	803,548	$804	29,495,189	$29,495	33,395,883	$33,396	$204,385	$55,869,674	$(66,795,350)	$1,006,534	$(9,636,597)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2025 AND 2024

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,114,718)	$(607,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from change in fair value of derivative liabilities	266,658	(634,827)
Financing Cost	56,928	154,405
Extinguishment of Convertible Notes Payable	-	(180,700)
Shares issued for services	232,856	48,144
Shares issued as note holder incentive	18,895	5,000
Conversion of notes payable to equity	85,000	500,804
Changes in operating assets and liabilities
Accounts receivable	1,557	(6,724)
Inventory	(1,603)	(3,004)
Other assets	(606,802)	-
Accounts payable and accrued expenses	831,552	(490,265)
Net cash used in operating activities	$(1,229,677)	$(1,214,419)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	$-	$(54,410)
Proceeds from sale of stock	764,571	476,043
Net Proceeds from notes payable	525,000	688,985
Change in related parties	-	201,324
Conversion of promissory notes	-	(597)
Repayments of notes payable	(29,000)	-
Repayment of related party loans	(844)	-
Net cash provided by financing activities	$1,259,727	$1,311,345

Net increase in cash	$30,050	$96,925

Cash and cash equivalents, beginning of period	100,953	4,028
Cash and cash equivalents , end of period	$131,003	$100,953

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025 AND 2024

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business

Sparta Commercial Services, Inc. (“Sparta,” “we,” “us,” or the “Company”) is a Nevada corporation with headquarters in New York, New York, and a corporate website at www.spartacommercial.com, with subsidiary addresses in Stamford, CT. We operate as a multi-disciplined parent corporation across four primary business sectors: FinTech Services, Financial Services, E-Commerce & Mobile Technology, and Health and Wellness. Our operations are conducted through wholly owned subsidiaries and joint ventures that provide specialized financing products, technology-driven solutions, and consumer wellness offerings.

Agoge Global USA, Inc. is a fintech company revolutionizing cross-border trade for Brazilian importers by offering staged financing and automated payment solutions. Through a joint venture with Brazil’s WeDev Group, Agoge provides a proprietary platform that simplifies and accelerates invoice payments, customs clearance, and regulatory compliance. The system reduces costly delays, lowers transaction fees, and improves cash flow by enabling importers to pay suppliers, freight, and customs fees in stages—giving them time to sell goods before loans mature. Positioned in a $252B market, Agoge is targeting small-to-midsize importers across high-demand sectors and is seeking debt financing to scale its platform and meet growing client demand.

Sparta’s subsidiary, Sparta Crypto, Inc., www.SpartaCrypto.com, was established in September 2020, and is in the process of completing a proprietary state-of-the-art platform designed to connect users of widely adopted digital currencies with sellers of various goods and services. The platform is scheduled to launch in 2026 and the Company can make no assurances that the described plan will reach implementation. In addition, the Company completed and tested a cryptocurrency payment gateway called SpartaPayIQ, www.SpartaPayIQ.com, which was formally announced on March 3, 2022.

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of April 30, 2025, and 2024 have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to present the operating results for the respective periods fairly. The Company believes that the disclosures provided are adequate to make the information presented accurate.

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

The Company acts as the principal in its revenue transactions as it is the primary obligor.

The Company’s main source of revenue is comprised of the following:

●	Information Technology-Sparta creates mobile applications (mobile apps) for small and medium-size businesses under the tradename iMobileApp. iMobileApp. Sparta provides Cyclechex Motorcycle History Reports (Cyclechex.com) contain valuable information for consumers, motorcycle dealers, insurers, auction houses, and lenders including verifying the specific make, model, and year of a pre-owned motorcycle. Also, through its websites (www.cyclechex.com) Sparta provides vehicle history report which contain valuable information for consumers, dealers, insurers, auction houses, and lenders. Revenues from mobile app products are generally recognized upon delivery. Revenues from History Reports are typically recognized upon delivery/download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery. The Company records deferred revenues when cash payments are received or due before our performance, including refundable amounts.
●	Wellness products- Our Wellness products feature high quality dietary supplements, including vitamins and minerals, such as, Iodine for children and adults, Boron, copper/Zinc/Selenium, , Magnesium, Spermidine, Vitamin B Complex, Vitamin C and PQQ. In addition to our B to C website: www.newworldhealthbrands.com, our Wellness products are also offered on on-line marketplaces such as Amazon, Walmart, and Etsy. Revenues from New World Health Brands products are generally recognized upon delivery.
●	Merchant financing - Sparta offers Brazilian importers staged financing and automated payment solutions. The system reduces costly delays, lowers transaction fees, and improves cash flow by enabling importers to pay suppliers, freight, and customs fees in stages—giving them time to sell goods before loans mature. Revenues from merchant financing is recognized monthly based on the outstanding balance of the loans.

The following table presents our revenues disaggregated by revenue source:

	Year Ended April 30,
	2025	2024
Information Technology	$118,266	$166,670
Wellness products	37,767	25,370
Merchant financing	79,511	-
	$235,544	$192,040

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At April 30, 2025, and April 30, 2024, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of April 30, 2025, and April 30, 2024. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Website Development Costs

The Company recognizes website development costs in accordance with ASC 350-50, “Accounting for Website Development Costs.” As such, the Company expenses all costs incurred relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses.

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

Stock Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and receivables. The Company places its cash and temporary cash investments with high quality credit institutions. At times, such investments may be in excess of the FDIC insurance limit.

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

The Company has 33,612,875 and 33,395,883 shares of common classified as to be issued at April 30, 2025, and April 30, 2024, respectively included on the balance sheet were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of April 30, 2025, and 2024, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company determined the fair value of the derivative liabilities of convertible notes using a Black-Scholes option-pricing model with the following assumptions, market value of common stock on measurement date, risk free interest rate, expected volatility, expected dividend yields and instrument lives in years.

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities.”

Reclassifications

Certain amounts for the prior year have been revised or reclassified to conform to the current year presentation, including the presentation of Preferred stock C, Preferred stock D and previously included in Additional paid-in-capital. No change in net loss resulted from these reclassifications.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements require public companies to disclose the impact of new standards on their financial statements, including details about the standard, the adoption date, method of adoption, and expected effects. These disclosures help investors understand how changes in accounting principles will affect a company’s financial performance and position.

Recently Adopted Accounting Pronouncements. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net income per share. As of 2024 and 2023 the Company had one reporting segment, all revenue is reported under this segment Sparta Commercial Services, Inc.

Other accounting standards and amendments to existing accounting standards that have been issued and have future effective dates are not applicable or are not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE B – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements show that the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of April 30, 2025, the Company had an accumulated deficit of $68,918,984 and a working capital deficit (total current liabilities exceeded total current assets) of $9,569,218. As of April 30, 2024, the Company had an accumulated deficit of $66,795,350 and a working capital deficit of $9,008,519. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	April 30, 2025	April 30, 2024
Notes convertible at holder’s option	$2,667,644	$2,723,197
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	3,063,011	2,399,221
Accrued interest	1,907,405	1,710,363
Notes payable current	7,973,760	7,168,481
Add non-current portion	396,614	-
Total	$8,370,374	$7,168,481

Certain notes payable contains variable conversion rates, and the conversion features are classified as derivative liabilities. The conversion prices are based on the market price of the Company’s common stock, at discounts of 40% to market value.

The Company’s derivative financial instruments are embedded derivatives related to the outstanding short-term Convertible Notes Payable. These embedded derivatives included certain conversion features indexed to the Company’s common stock. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related items at their fair values as of the inception date of the Convertible Notes Payable and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (ASC 815- 40”), as a result of entering into the Convertible Notes Payable, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value, including modifications of terms, will be recorded as non-operating, non-cash income, or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the products is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

The change in fair value of the derivative liabilities of convertible notes outstanding at April 30, 2025, and 2024 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	3.6%
Expected stock price volatility	144%
Expected dividend payout	0
Expected options life in years	2 years

Changes in derivative liability during the years ended April 30, 2025, and 2024 were:

	April 30,
	2025	2024
Balance, beginning of year	$740,940	$1,375,767
Derivative liability reclassified to additional paid in capital	-	-
Derivative financial liability arising on the conversion of notes and warrants	-	(241,391)
Fair value adjustments	266,658	(393,436)
Balance, end of year	$1,007,598	$740,940

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of April 30, 2025, and 2024, aggregated loans payable to related parties and, without demand to officers and directors were $636,233 and $637,077 respectively.

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

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. The Company had 40,133,669 and 29,495,189 shares of common stock issued and outstanding as of April 30, 2025, and April 30, 2024, respectively. The Company had 33,612,875 and 33,395,883 shares of common classified as to be issued at April 30, 2025, and April 30, 2024, respectively.

During the year ended April 30, 2025, the Company:

●	Converted 12,000 Series C preferred shares to 36,000 shares of common stock
●	Converted 30,000 Series D preferred shares to 120,000 shares of common stock
●	Issued 8,013,677 shares and 16,992 shares to be issued valued at $821,499 to accredited investors related to equity investments
●	Issued 664,847 shares of common stock to be issued as an incentive or penalty to noteholders valued at $255
●	Issued 850,000 shares of common stock valued at $85,000 relating to the conversion of promissory notes
●	Issued 953,956 shares valued at $232,856 for consulting services

During the year ended April 30, 2024, the Company:

●	Converted 20,000 Series C preferred shares to 767,578 shares of common stock
●	Converted 134,206 Series D preferred shares to 536,824 shares of common stock
●	Issued 1,512,759 shares of common stock valued at $123,000 to seven accredited investors related to equity investments
●	Issued 185,000 shares valued at $15,905 to accredited investors related to promissory notes.
●	Issued 25,000 shares of common stock for consulting services valued at $3,875
●	Issued 3,507,952 shares of common stock valued at $256,716 relating to the conversion of promissory notes
●	Issued 149,989 shares valued at $23,490 for services rendered

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

During the year ended April 30, 2025, the Company:

●	Converted 12,000 Series C preferred shares to 36,000 shares of common stock
●	Converted 30,000 Series D preferred shares to 120,000 shares of common stock

During the year ended April 30, 2024, the Company:

●	Converted 20,000 Series C preferred shares to 767,578 shares of common stock
●	Converted 134,206 Series D preferred shares to 536,824 shares of common stock

As of April 30, 2025, and 2024 the Company had:

Preferred stock outstanding shares	2025	2024
Series A	125	125
Series B	-	-
Series C	1,953,157	1,965,157
Series D	773,548	803,548

NOTE F – FAIR VALUE MEASUREMENTS

The Company follows the guidance established pursuant to ASC 820 which established a framework for measuring fair value and expands disclosure about fair value measurements. ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Level 3, unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions was used.

The change in fair value of the derivative liabilities of convertible notes outstanding at April 30, 2025, and 2024 was calculated with the following average assumptions, using a Black-Scholes option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	Ranging from 3.6 % to 3.85%
Expected stock price volatility	Ranging from 136% to 198%
Expected dividend payout	0
Expected options life in years	Ranging from 1-2 years

The table below summarizes the fair values of financial liabilities as of April 30, 2025:

	Fair Value at	Fair Value Measurement Using
	April 30, 2025	Level 1	Level 2	Level 3
Derivative liabilities	$1,007,598	-	-	$1,007,598

Fair values of financial liabilities as of April 30, 2024 are as follows:

	Fair Value at	Fair Value Measurement Using
	April 30, 2024	Level 1	Level 2	Level 3
Derivative liabilities	$740,940	-	-	$740,940

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

NOTE G - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2025, and 2024 consist of the followings:

	2025	2024
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(213,262)	(213,262)
Net property and equipment	$-	$-

All equipment is fully depreciated as of the fiscal year end April 30, 2025, and 2024. No additional investment in equipment for both fiscal years.

NOTE H – WARRANTS AND STOCK OPTIONS:

As of April 30, 2025, a total of 14,937,705 stock options were vested. The computed fair value was $546,812.

NOTE I – LOANS RECEIVABLE

The Company has outstanding loan receivables from short-term lines of credit extended to merchants. These receivables are measured at amortized cost and include an allowance for credit losses based on expected credit loss models. Management assessed that the receivables are subject to minimal credit risk because the lines of credit are secured by liens on merchant assets. Consequently, there is $0 allowance for credit losses as of April 30, 2025, reflecting management’s assessment of the collectability of these loans. The Company monitors economic and regulatory developments that could impact the valuation and recoverability of the receivables.

NOTE J - INCOME TAXES

At April 30, 2025, the Company has available for federal income tax purposes a net operating loss-carry forward of approximately $65,434,872 that may be used to offset future taxable income and expiring through the tax year 2036, subject to certain limitation pursuant to Internal Revenue Code Section 382. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended April 30,
	2025	2024
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(7.1)	(7.1)
Permanent differences	6.7	6.7
Change in valuation allowance	21.4	21.4

Provision for income taxes	0.0%	0.0%

Components of deferred tax assets as of April 30, 2025, and estimated 2024 are as follows:

	April 30,
	2025	2024
Noncurrent:
Net operating loss-carry forward	$14,008,164	$13,612,679
Valuation allowance	(14,008,164)	(13,612,679)
Net deferred tax asset	$-	$-

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the change in valuation rate of 21.4% in table above is due to the change in the valuation allowance.

NOTE K - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sublease which expired on July 31, 2018, and continues on a month-to-month basis thereafter. The monthly base rent is $6,000.

Rent expense was $72,000 and $90,946 for the years ended April 30, 2025, and 2024, respectively.

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

As of April 30, 2025, there is no pending litigation against Sparta and any and all prior litigation has been discontinued, settled or otherwise resolved with no liability whatsoever against Sparta.

NOTE L – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure as of the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

Subsequent to April 30, 2025, the Company:

●	Issued 781,986 shares valued at $60,000 to accredited investors related to equity investments.
●	Issued 450,000 shares valued at $54,435 for consulting services.
●	Issued 136,009 shares valued at $19,985 for the extinguishment of debt.

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

ITEM 9.01 - FINANCIAL STATEMENTS AND EXHIBITS

(a) Financial Statements of Business Acquired. N/A

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2025. Based on the evaluation of these disclosure controls and procedures, and considering the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2025, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2025 based on criteria established in Internal Control—Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2025 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2025 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fiscal year ended April 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of April 30, 2025.

Name	Age	Position
Anthony L. Havens	71	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kristian Srb	70	Director
Jeffrey Bean	72	Director
Sandra L. Ahman	62	Vice President, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta’s executive officers, directors, and persons who beneficially own more than ten percent of Sparta’s common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta’s common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2025, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended April 30, 2025 (“Named Executive Officers”).

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)(a)	($)	($)	($)	($)(b)	($)

Anthony L. Havens	2025	280,000		-	119,490		399,490
Chief Executive Officer	2024	280,000		-	28,000		308,000

Sandra L. Ahman	2025	140,000	-	-	51,210	-	191,210
Vice President, Operations	2024	140,000	-	-	14,000	-	154,000

(a)	For Mr. Havens includes accrued; unpaid net salary of $29,990 at year end 2025. For Ms. Ahman, includes accrued; unpaid net salary of $74,394 and $91,829 and $ 90,843 at year end 2022, 2023 and 2024 respectively.
(b)	This column reports the total amount of perquisites and other benefits provided, if such total amount exceeds $10,000.

In general, compensation payable to a Named Executive Officer consists of a base salary, a stock or stock option award, and may include a cash bonus. During our 2025 fiscal year, we had in effect a written employment agreement with Mr. Havens and Ms. Ahman. Our compensation system has generally not been tied to performance-based conditions other than the passage of time.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as of April 30, 2025.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Un- exercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Anthony L. Havens	376,256		0.1800	7/8/2027	-	-
Sandra L. Ahman	125,419		0.1800	7/8/2027	-	-
Anthony L. Havens	886,153		0.1800	7/22/2027	-	-
Sandra L. Ahman	727,273		0.1800	7/22/2027	-	-
Anthony L. Havens	500,000		0.0800	1/2/2027	-	-
Sandra L. Ahman	250,000		0.0800	1/2/2027	-	-
Anthony L. Havens	1,718,322		0.0800	1/2/2027	-	-
Sandra L. Ahman	1,562,500		0.0800	1/2/2027	-	-
Anthony L. Havens	934,579		0.1070	12/22/2027	-	-
Sandra L. Ahman	467,290		0.1070	12/22/2027	-	-
Anthony L. Havens	950,000		0.1800	2/8/2028	-	-
Sandra L. Ahman	400,000		0.1800	2/8/2028	-	-
Anthony L. Havens	1,400,000		0.1400	2/21/2029	466,666	79,333
Sandra L. Ahman	600,000		0.1400	2/21/2029	200,000	34,000
Anthony L. Havens	2,100,000		0.1800	2/5/2030	1,400,000	238,000
Sandra L. Ahman	900,000		0.1800	2/5/2030	600,000	108,000

In fiscal 2025, non-employee directors received compensation. The Company granted to each of its two independent Directors five year options to purchase 300,000 shares of the Company’s common stock at $0.18 per share. The options vest in three equal tranches over three years. These options represent compensation for past service on the board.

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

Common Stock

The table below sets forth information regarding the beneficial ownership of our common stock as of August 13, 2025 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities, which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the 41,502,464 outstanding shares as of August 13, 2025, increased to reflect the beneficially owned shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	7,001,243	17.44%
Kristian Srb (2)	1,574,266	3.92%
Jeffrey Bean (3)	1,221,567	3.04%
Sandra L. Ahman (4)	4,232,561	10.55%
All current directors and named officers as a group (4 in all)	11,112,787	34.96%

(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 555 Fifth Avenue, 14thFloor. New York, NY 10017.

(1)	Includes (i) 376,256 vested stock options, all exercisable at $0.18 per share until July 8,2027, (ii) 886,154 vested stock options, all exercisable at $0.18 per share until July 22, 2027, (iii) 500,000 vested stock options all exercisable at $0.08 per share until January 3, 2027, (iv) 1,718,322 vested stock options all exercisable at $0.08 per share until January 3, 2027, (v) 934,579 vested stock options all exercisable at $0.107 per share until December 22, 2027, (vi) 950,000 vested stock options all exercisable at $0.18 per share until February 8, 2028, (vii) 933,334 vested stock options all exercisable at $0.14 per share until February 21, 2029, and (viii) 700,000 vested stock options all exercisable at $0.18 per share until February 5, 2030.

(2)	Includes (i) 482,143 vested stock options, all exercisable at $0.18 per share until July 8, 2027, (ii) and 187,500 vested stock options, all exercisable at $0.08 per share until January 3, 2027, (iii) 467,290 vested stock options all exercisable at $0.107 per share until December 22, 2027, (iv) 200,000 vested stock options all exercisable at $0.18 per share until February 8, 2028, (v) 133,334 vested stock options all exercisable at $0.14 per share until February 21, 2029, and (vi) 100,000 vested stock options all exercisable at $0.18 per share until February 21, 2030.

(3)	Includes (i) 482,143 vested stock options, all exercisable at $0.18 per share until July 8, 2027, (ii) 187,500 vested stock options, all exercisable at $0.08 per share until January 3, 2027, (iii) 200,000 vested stock options all exercisable at $0.18 per share until February 8, 2028, (v) 133,334 vested stock options all exercisable at $0.14 per share until February 21, 2029 and (vi) 100,000 vested stock options all exercisable at $0.18 per share until February 21, 2030.

(4)	Includes (i) 125,419 vested stock options, all exercisable at $0.18 per share until July 8, 2027, (ii) 727,273 vested stock options, all exercisable at $0.18 per share until July 22, 2027, (iii) 250,000 vested stock options, all exercisable at $0.08 per share until January 3, 2027 and (iv) 1,562,500 vested stock options, all exercisable at $0.08 per share until January 3, 2027, (v) 467,290 vested stock options all exercisable at $0.107 per share until December 22, 2027, (vi) 400,000 vested stock options all exercisable at $0.18 per share until February 8, 2028, (vii) 400,000 vested stock options all exercisable at $0.14 per share until February 21, 2029, and (viii) 300,000 vested stock options all exercisable at $0.18 per share until February 5, 2030.

Changes in Control

Other than outstanding convertible securities, we do not have any arrangements that may result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with our Directors during the fiscal years ended April 30, 2025 and 2024. As of April 30, 2025, we owed Mr. Srb $386,643 and Ms. Ahman $33,710.

Director Independence

None of our directors, other than Kristian Srb and Jeffrey Bean, is deemed an independent director. For purposes of determining independence, we are applying the independence standards of the NASDAQ Stock Market LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Victor Mokoulu, our principal independent registered public accounting firm, during the fiscal year ended April 30, 2025 the fees were $25,000. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

There were no audit related fees provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2025, and 2024. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2025 and 2024 were $0 and $0, respectively. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audits, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm. All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2025 and 2024 were pre-approved. The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor’s provision of audit and non-audit services was compatible with maintaining the auditor’s independence.

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

Date: August 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President, Interim Principal Financial Officer
and Chairman of the Board

Date: August 13, 2025

By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: August 13, 2025

By:	/s/ Kristian Srb
Kristian Srb
Director

Date: August 13, 2025

By:	/s/ Jeffrey Bean
Jeffrey Bean
Director

Date: August 13, 2025

Page 62 of 62