Form 10-Q
period 2025-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2025-09-19
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT according to SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

(212) 239-2666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $.001 par value	SRCO	OTCQB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 504 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of September 19, 2025, we had 42,444,506 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2025, AND APRIL 30, 2025

(Unaudited)

	July 31,	April 30,
	2025	2025
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$45,332	$131,003
Accounts receivable	4,993	5,167
Inventory	4,607	4,607
Other current assets	786,314	606,802
Total Current Assets	841,246	747,579
Rent deposit	9,000	9,000
Total assets	$850,246	$756,579

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,362,297	$1,333,852
Short Term Loan	1,585	1,585
Current portion notes payable	8,394,053	7,973,762
Derivative liabilities	1,044,284	1,007,598
Total Current Liabilities	10,802,219	10,316,797
Long Term Liabilities
Loans payable-related parties	639,748	636,233
Notes payable- net of current portion	302,315	396,614
Total Long Term Liabilities	942,063	1,032,847
Total liabilities	11,744,282	11,349,644

Stockholders’ Deficit:
Preferred stock A, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of July 31, 2025, and April 30, 2025, respectively	12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share, 1,953,157 and 1,953,157 shares issued and outstanding as of July 31, 2025, and April 30, 2025, respectively	1,953	1,953
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 773,548 and 773,548 shares issued and outstanding as of July 31, 2025, and April 30, 2025, respectively	774	774
Common stock, $0.001 par value; 750,000,000 shares authorized, and 41,502,464 and 40,133,669 shares issued and outstanding as of July 31, 2025, and April 30, 2025, respectively	41,503	40,134
Common stock to be issued 34,201,299 and 33,612,875 as of July 31, 2025, and April 30, 2025, respectively	34,202	33,613
Additional paid-in-capital	57,392,957	57,221,495
Accumulated deficit	(69,401,313)	(68,918,984)
Total stockholders’ deficit	(11,917,424)	(11,608,515)
Non-controlling interest	1,023,388	1,015,450
Total Deficit	(10,894,036)	(10,593,065)
Total Liabilities and Stockholders’ Deficit	$850,246	$756,579

*	Derived from audited information

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2025, AND 2024

(Unaudited)

	For the Three Months Ended July 31,
	2025	2024
Revenue
Information technology	$32,768	$34,344
Wellness products	11,330	5,062
Merchant financing	52,590	2,145
Total Revenue	96,688	41,551
Less Cost of goods sold	(8,472)	(8,583)
Gross profit	$88,216	$32,968

Operating expenses:
Compensation and related costs	193,649	214,130
Accounting and legal Fees	29,525	24,220
Consulting fees	66,865	74,060
Rent and lease	18,000	18,000
General office expenses	59,510	46,352
Total operating expenses	367,549	376,762
Loss from operations	$(279,333)	$(343,794)

Other (income) expense:
Commission on Municipal Bonds	$(9,624)	$(2,504)
Interest Expense on notes	167,796	244,934
Loss in changes in fair value of derivative liability	36,686	378,292
Other income	200	-
Total other expense	$195,058	$620,722
Net loss	(474,391)	(964,516)
Net profit (loss) attributable to minority shareholder	7,938	(1,343)
Preferred dividend	-	-
Net loss attributed to common stockholders	$(482,329)	$(963,173)

Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.01)	(0.03)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.01)	$(0.03)
Weighted average shares outstanding	40,733,568	30,356,923

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2025, and 2024

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Warrants)	Capital	Deficit	Interest	Total
Balance April 30, 2025	125	$12,500	1,953,157	$1,953	773,548	774	40,133,669	40,134	33,612,875	33,613	431,661	56,789,834	(68,918,984)	1,015,450	(10,593,065)
Subscribed shares issued	-	-	-	-	-	-	781,986	782	(781,986)	(782)	-	-	-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	-	-	1,320,410	1,321	25,869	67,810	-	-	95,000
Issuance of common stock for services	-	-	-	-	-	-	450,000	450	-	-	-	53,985	-	-	54,435
Issuance of common stock for settlement of liability	-	-	-	-	-	-	136,809	137	-	-	-	19,848	-	-	19,985
Commitment Shares not yet issued	-	-	-	-	-	-	-	-	50,000	50	-	3,950	-	-	4,000
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(482,329)	7,938	(474,391)
Balance July 31, 2025	125	$12,500	1,953,157	$1,953	773,548	$774	41,502,464	$41,503	34,201,299	$34,202	$457,529	$56,935,428	$(69,401,313)	$1,023,388	$(10,894,036)

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Warrants)	Capital	Deficit	Interest	Total
Balance April 30, 2024	125	$12,500	1,965,157	$1,965	803,548	$804	29,495,189	$29,495	33,395,883	$33,396	$204,385	$55,869,674	$(66,795,350)	$1,006,534	$(9,636,597)
Subscribed shares issued	-	-	-	-	-	-	408,250	408	(408,250)	(408)	-	-	-	-	-
Issuance of common shares for cash	-	-	-	-	-	-	1,971,673	1,972	1,813,590	1,814	-	331,214	-	-	335,000
Issuance of common shares for services	-	-	-	-	-	-	200,000	200	-	-	-	22,800	-	-	23,000
Conversion of notes payable	-	-	-	-	-	-	750,000	750	-	-	-	74,250	-	-	75,000
Warrants issued on equity issuance	-	-	-	-	-	-	-	-	-	-	72,558	-	-	-	72,558
Commitment Shares not yet issued	-	-	-	-	-	-	-	-	200,000	200	-	18,440	-	-	18,640
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(963,173)	(1,343)	(964,516)
Balance July 31, 2024	125	$12,500	1,965,157	$1,965	803,548	$804	32,825,112	$32,825	35,001,223	$35,002	$276,943	$56,316,378	$(67,758,523)	$1,005,191	$(10,076,915)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2025, and 2024

(UNAUDITED)

	For the Three Months Ended July 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(474,391)	$(964,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from change in fair value of derivative liabilities	36,686	378,292
Financing cost	1,867	72,558
Shares issued for services	54,435	23,000
Stocks issued as note holder incentive	-	18,640
Changes in operating assets and liabilities
Accounts receivable	174	(211)
Inventory	-	(1,239)
Other assets	(179,512)	(211,861)
Accounts payable and accrued expenses	214,070	235,876
Net cash used in operating activities	$(346,671)	$(449,461)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	$95,000	$335,000
Net Proceeds from notes payable	166,000	150,000
Net cash provided by financing activities	$261,000	$485,000

Net (decrease) increase in cash	$(85,671)	$35,539

Cash and cash equivalents, beginning of period	131,003	100,953
Cash and cash equivalents , end of period	$45,332	$136,492

Cash paid for:
Interest	$300	$-
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025

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

V. COMPETITIVE POSITIONING

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2025 and for the three months ended July 31, 2025, and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2025, as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission on August 13, 2025.

The results of operations for the three months ended July 31, 2025, are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2026.

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

The Company acts as the principal in its revenue transactions as it is the primary obligor. The Company’s main source of revenue is comprised of the following:

●	Information Technology-Sparta creates mobile applications (mobile apps) for small and medium-size businesses under the tradename iMobileApp. iMobileApp. Sparta provides Cyclechex Motorcycle History Reports (Cyclechex.com) contain valuable information for consumers, motorcycle dealers, insurers, auction houses, and lenders including verifying the specific make, model, and year of a pre-owned motorcycle. Also, through its websites (www.cyclechex.com) Sparta provides vehicle history report which contain valuable information for consumers, dealers, insurers, auction houses, and lenders. Revenues from mobile app products are generally recognized upon delivery. Revenues from History Reports are typically recognized upon delivery/download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery. The Company records deferred revenues when cash payments are received or due before our performance, including refundable amounts.
●	Wellness products- Our Wellness products feature high quality dietary supplements, including vitamins and minerals, such as, Iodine for children and adults, Boron, copper/Zinc/Selenium, , Magnesium, Spermidine, Vitamin B Complex, Vitamin C and PQQ. In addition to our B to C website: www.newworldhealthbrands.com, our Wellness products are also offered on on-line marketplaces such as Amazon, Walmart, and Etsy. Revenues from New World Health Brands products are generally recognized upon delivery.
●	Merchant financing - Sparta offers Brazilian importers staged financing and automated payment solutions. The system reduces costly delays, lowers transaction fees, and improves cash flow by enabling importers to pay suppliers, freight, and customs fees in stages—giving them time to sell goods before loans mature. Revenues from merchant financing are recognized monthly based on the outstanding balance of the loans.

The following table presents our revenues disaggregated by revenue source:

	For the Three Months Ended July 31,
	2025	2024
Information Technology	$32,768	$34,344
Wellness products	11,330	5,062
Merchant financing	52,590	2,145
	$96,688	$41,551

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

The Company has 34,201,299 and 33,612,875 shares of common classified as to be issued at July 31, 2025, and April 30, 2025, respectively included on the balance sheet were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2025, and April 30, 2025, which consist of convertible instruments and rights to shares of the Company’s common stock. It determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company assessed the classification of its derivative financial instruments as of July 31, 2025, and April 30, 2025, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE B – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements show that the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of July 31, 2025, the Company had an accumulated deficit of $69,401,313 and a working capital deficit (total current liabilities exceeded total current assets) of $9,960,973. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	July 31, 2025	April 30, 2025
Notes convertible at holder’s option	$2,667,644	$2,667,644
Notes convertible at Company’s option	335,700	335,700
Non-convertible notes payable	3,321,378	3,063,012
Accrued interest	2,069,331	1,907,406
Notes payable current	8,394,053	7,973,762
Add non-current portion	302,315	396,614
Total	$8,696,368	$8,370,376

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

The change in fair value of the derivative liabilities of convertible notes outstanding at July 31, 2025, was calculated with the following average assumptions, using a Binomial option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	3.9%
Expected stock price volatility	199%
Expected dividend payout	0
Expected options life in years	2 years

Changes in derivative liability during the three months ended July 31, 2025, and 2024 were:

	July 31,	July 31,
	2025	2024
Balance, beginning of year	$1,007,598	$740,940

Fair value adjustments	36,686	378,292
Balance, end of period	$1,044,284	$1,119,232

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2025, and April 30, 2025 aggregated loans payable to related parties and, without demand to officers and directors, were $639,748 and $363,233 respectively.

NOTE E – EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share; 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value; 4,200,000 shares have been designated as Series C Preferred Stock with a $1.00 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1 per share liquidation value. During the three months ended July 31, 2025, and 2024, the Company did not issue any preferred stock.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. The Company had 41,502,464 and 40,133,669 shares of common stock issued and outstanding as of July 31, 2025, and April 30, 2025, respectively. The Company had 34,201,299 and 33,612,875 shares of common classified as to be issued at July 31, 2025, and April 30, 2025, respectively.

During the three months ended July 31, 2025, the Company

●	Issued 450,000 shares valued at $54,435 for consulting services
●	Issued 136,809 shares of common stock valued at $19,985 upon the settlement of liability
●	Issued 781,986 shares and 538,424 shares to be issued valued at $95,000 to accredited investors related to equity investments which includes 660,205 warrants at fair value of $25,869
●	50,000 shares of common stock to be issued valued at $4,000 to accredited investors relating to promissory notes

During the three months ended July 31, 2024, the Company:

●	Issued 2,379,923 shares and 1,405,340 shares to be issued valued at $335,000 to accredited investors related to equity investments.
●	Issued 200,000 shares valued at $23,000 for consulting services.
●	200,000 shares of common stock to be issued as an incentive to noteholder valued at $18,640.
●	Issued 750,000 shares of common stock valued at $75,000 upon the conversion of convertible notes
●	Issued 1,891,633 warrants valued at $72,558 as part of conversion of convertible notes

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

During the three months ended July 31, 2025, and 2024, the Company did not issue any preferred stock.

As of July 31, 2025, and April 30, 2025, the Company had:

	July 31,	April 30,
Preferred stock outstanding shares	2025	2025
Series A	125	125
Series B	-	-
Series C	1,953,157	1,953,157
Series D	773,548	773,548

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

The table below summarizes the fair values of financial liabilities as of July 31, 2025, and April 30, 2025:

	Fair Value at	Fair Value Measurement Using
	July 31, 2025	Level 1	Level 2	Level 3
Derivative liabilities	$1,044,284	-	-	$1,044,284

	Fair Value at	Fair Value Measurement Using
	April 30, 2025	Level 1	Level 2	Level 3
Derivative liabilities	$1,007,598	-	-	$1,007,598

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

NOTE G - PROPERTY AND EQUIPMENT

Major classes of property and equipment at July 31, 2025, and April 30, 2025, consist of the following:

	2025	2024
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(213,262)	(213,262)
Net property and equipment	$-	$-

All equipment is fully depreciated as of the fiscal year end April 30, 2025. No additional investment in equipment during the three months ended July 31, 2025.

NOTE H – WARRANTS AND STOCK OPTIONS:

No warrants or stock options were issued to employees or service providers during the three months ended July 31, 2025. As of July 31, 2025, a total of 14,937,705 stock options were vested. The computed fair value was $47,808.

NOTE I – LOANS RECEIVABLE

The Company has outstanding loan receivables from short-term lines of credit extended to merchants. These receivables are measured at amortized cost and include an allowance for credit losses based on expected credit loss models. Management assessed that the receivables are subject to minimal credit risk because the lines of credit are secured by liens on merchant assets. Consequently, there is $0 allowance for credit losses as of July 31, 2025, and April 30, 2025, reflecting management’s assessment of the collectability of these loans. The Company monitors economic and regulatory developments that could impact the valuation and recoverability of the receivables.

The loans are based on agreements where the principal amount of the loan, repayment amount, interest amount along with number of payments are fixed over the agreed term of a particular disbursement irrespective of the pattern in which repayments may be received from the borrower during such term of disbursement.

NOTE J - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sublease which expired on July 31, 2018, and continues on a month-to-month basis thereafter. The monthly base rent is $6,000.

Rent expense was $18,000 and $18,000 for the three months period ending July 31, 2025, and 2024, respectively.

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

The Company entered into five-year employment agreements with its CEO, Anthony L Havens and Vice President of Operations, Sandra L Ahman. As part of their employment agreements, Mr. Havens received five-year options to purchase 376,256 shares of the Company’s common stock at $0.308 per share. The options vest in three equal tranches over three years. Ms. Ahman received five-year options to purchase 125,419 shares of the Company’s common stock at $0.308 per share. The options vest in three equal tranches over three years.

Litigation

The Company is subject to legal proceedings and claims arising in its business’s ordinary course. Sparta can make no representations about the potential outcome of such proceedings.

As of July 31, 2025, there is no pending litigation against Sparta and any and all prior litigation has been discontinued, settled or otherwise resolved with no liability whatsoever against Sparta.

NOTE K – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure as of the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

Subsequent to July 31, 2025, the Company:

●	Issued 600,000 shares valued at $63,535 for consulting services.
●	Issued 342,042shares valued at $20,000 to accredited investors related to equity investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited, condensed consolidated financial statements and their explanatory notes included as part of this quarterly Report and (2) our annual audited consolidated financial statements and explanatory notes for the year ended April 30, 2025, as disclosed in our annual Report on Form 10-K for that year as filed with the S.E.C.

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

Agoge Global USA, Inc. is a fintech company revolutionizing cross-border trade for Brazilian importers by offering staged financing and automated payment solutions. Through a joint venture with Brazil’s WeDev Group, Agoge provides a proprietary platform that simplifies and accelerates invoice payments, customs clearance, and regulatory compliance. The system reduces costly delays, lowers transaction fees, and improves cash flow by enabling importers to pay suppliers, freight, and customs fees in stages—giving them time to sell goods before loans mature. Positioned in a $252 billion market, Agoge is targeting small-to-midsize importers across high-demand sectors and is seeking debt financing to scale its platform and meet growing client demand.

Sparta’s subsidiary, Sparta Crypto, Inc., www.SpartaCrypto.com, was established in September 2020, and is in the process of completing a proprietary state-of-the-art platform designed to connect users of widely adopted digital currencies with sellers of various goods and services. The platform is scheduled to launch in 2026, and the Company can make no assurances that the described plan will reach implementation. In addition, the Company completed and tested a cryptocurrency payment gateway called SpartaPayIQ, www.SpartaPayIQ.com, which was formally announced on March 3, 2022.

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

We provide specific, tailored action plans for our clients’ websites that include services such as eCommerce, CRM (Customer Relationship Management), development, and integration. This custom software helps businesses communicate with customers and can also be used for employees to communicate internally. The CRM software can be web-based, integrated with a mobile app, or both. We work with clients to understand their unique needs and incorporate the features and requirements that are most important to them and will facilitate their business growth and success. Correspondingly, the Company designs and builds custom kitchen ordering software for independent grocery stores, delicatessens, and other food service businesses. The software can be designed in various ways, including mobile devices and in-store ordering. The kitchen ordering software is enabled with payment integration, text messaging notification, wireless printing, and other features. iMobile Solutions, Inc. provides a turn-key solution for businesses looking to simplify or streamline their kitchen ordering process. Additionally, we offer text messaging services, which supplement business marketing strategies to gain and retain brand loyalty among its clients, customers, and investors. Our text messaging platform allows clients to manage, schedule, and analyze text message performance quickly.

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

RESULTS OF OPERATIONS

Revenues

Revenues totaled $96,688 for the three months ended July 31, 2025, compared to $41,551 for the three months ended July 31, 2024. Revenues were up by $55,137 or 133% due primarily to an increase in merchant financing fees and sales of wellness products.

Cost of Revenue

The cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Operating Expenses

Operating expenses were $367,549 during the three months ended July 31, 2025, compared to $376,762 during the three months ended July 31, 2024, a decrease of $9,213, or 2% primarily due to an increase in general office expense of $13,158 offset by a decrease in compensation and related cost of $20,481.

The following are the major expense categories:

	July 31, 2025	July 31, 2024	Increase (Decrease)%

Compensation and Related cost	193,649	214,130	(20,481)	-10%
Accounting and Legal Fees	29,525	24,220	5,305	22%
Consulting Fees	66,865	74,060	(7,195)	-10%
Rent and Lease	18,000	18,000	-	0%
General office Expenses	59,510	46,352	13,158	28%
	367,549	376,762	(9,213)	-2%

Other income (expense)

For the three months ended July 31, 2025, other expense of $195,058 is comprised primarily of financing costs of $167,796 and a loss of the change in valuation of derivative liabilities of $36,686, offset by other commission income of $9,624. For the three months ended July 31, 2024, , other expense of $620,722 is comprised primarily of financing costs of $244,934 and a loss of the change in valuation of derivative liabilities of $378,292, offset by other commission income of $2,504

Net Income (Loss)

Our net loss attributed to common stockholders for the three months ended July 31, 2025, was $482,329 compared to a net loss of $963,173 for the three months ended July 31, 2024, primarily due to the change in valuation of derivative liabilities for the three months ended July 31, 2025, as compared for the three months ended July 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2025, we had an accumulated deficit of $69,401,313 and a total stockholders’ deficit of $11,917,424. The net cash flow used by operations was $346,671 for the three months ended July 31, 2025. This deficit results primarily from our net loss of $474,391 and increases in loans receivable related to Agoge Global USA, Inc. of $179,512, offset by decreases in non-cash expenses of $92,988 and increases in accounts payable and accrued expenses of $214,070.

We met our cash requirements during the period through revenue of $96,688 and proceed from the sale of common shares $95,000 and proceed from convertible notes $166,000.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At July 31, 2025, we had 6 full-time employees, one part-time employee, and 2 full-time consultants. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating sufficient revenues to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

AUDITOR’S OPINION EXPRESSES DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A “GOING CONCERN”

The independent auditors report on our April 30, 2025, and 2024 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

From our inception through the period ended July 31, 2025, we have relied on the services of outside consultants for services and currently have four full-time employees and three part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Inflation

The impact of inflation on our costs and the ability to pass on cost increases to our customers overtime is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past year, and we do not anticipate that inflationary factors will have a significant impact on future operations.

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

Information Technology:

The Company recognizes revenue when the following criteria have been met persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions.

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

ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to be vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk-free interest rate.

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

Recently Adopted Accounting Pronouncements. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net income per share. As of July 31, 2025, and April 30, 2025, the Company had one reporting segment, all revenue is reported under this segment Sparta Commercial Services, Inc.

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

ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to be vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards. The Company’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding several highly complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the awards term and other market variables, such as the risk-free interest rate.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2025. Based on the evaluation of these disclosure controls and procedures and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of July 31, 2025, using the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet necessary enough to merit attention by those responsible for oversight of the Company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of July 31, 2025, we determined that control deficiencies existed that constituted material weaknesses, as described below:

● lack of documented policies and procedures.

● we have no audit committee.

● there is a risk of management override, given that our officers have a high degree of involvement in our day-to-day operations.

● there is no effective separation of duties, which include monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have been unable to improve our internal controls over financial reporting during the quarter ending July 31, 2025. However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets, and the recording of transactions will be performed by separate individuals. Management is currently evaluating the steps to address these material weaknesses.

Accordingly, these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures to conclude that our consolidated financial statements for the quarter ended July 31, 2025, included in this quarterly report on Form 10-Q, were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2025, are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

ITEM 1. LEGAL PROCEEDINGS

As of July 31, 2025, there is no pending litigation against Sparta and any and all prior litigation has been discontinued, settled or otherwise resolved with no liability whatsoever against Sparta.

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations, including those described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or deemed immaterial may also impair our business operations. A description of factors that could materially affect our business, financial condition, or operating results was included in Item 1A, “Risk Factors,” of our Form 10-K for the year ended April 30, 2025, and is incorporated herein by reference.

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

Sales of Preferred Stock, Common Stock, and Warrants:

During the three months that ended July 31, 2025, the Company:

●	Sold 781,986 and subscribed 538,424 shares of common stock to accredited investors for cash of $95,000.
●	Entered into promissory notes with accredited investors totaling $166,000.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: September 19, 2025	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

