Form 10-Q
period 2025-10-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2025-12-19
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT according to SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

As of December 19, 2025, we had 45,652,956 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2025, AND APRIL 30, 2025

(Unaudited)

	October 31,	April 30,
	2025	2025
	(‘Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$33,607	$131,003
Accounts receivable	6,522	5,167
Inventory	4,053	4,607
Other current assets	807,379	606,802
Total Current Assets	851,561	747,579
Rent deposit	9,000	9,000
Total assets	$860,561	$756,579
LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,371,395	$1,333,852
Short Term Loan	1,585	1,585
Current portion notes payable	8,642,653	7,973,762
Derivative liabilities	1,114,161	1,007,598
Total Current Liabilities	11,129,794	10,316,797
Long Term Liabilities
Loans payable-related parties	643,262	636,233
Notes payable- net of current portion	149,671	396,614
Total Long Term Liabilities	792,933	1,032,847
Total liabilities	11,922,727	11,349,644
Stockholders’ Deficit:
Preferred stock A, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of October 31, 2025 and April 30, 2025, respectively	12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share, 1,953,157 and 1,965,157 shares issued and outstanding as of October31, 2025 and April 30, 2025, respectively	1,953	1,953
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 773,548 and 803,548 shares issued and outstanding as of October 31, 2025 and April 30, 2025, respectively	774	774
Common stock, $0.001 par value; 750,000,000 shares authorized, and 44,573,124 and 40,133,669 shares issued and outstanding as of October31, 2025 and April 30, 2025, respectively	44,574	40,134
Common stock to be issued 34,772,174 and 33,612,875 as of October 31, 2025 and April 30, 2025, respectively	34,772	33,613
Additional paid-in-capital	57,740,720	57,221,495
Accumulated deficit	(69,927,979)	(68,918,984)
Total deficiency in stockholders’ equity	(12,092,686)	(11,608,515)
Non-controlling interest	1,030,520	1,015,450
Total Deficit	(11,062,166)	(10,593,065)
Total Liabilities and Deficit	$860,561	$756,579

*	Derived from audited information

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2025, AND 2024

(Unaudited)

	For the three months ended		For the six months ended
	October 31,		October 31,
	2025	2024	2025	2024
Revenue
Information technology	$34,914	$27,695	$67,682	$62,039
Wellness products	10,660	6,120	21,990	11,182
Merchant financing	53,733	13,993	106,323	16,138
Total Revenue	99,307	47,808	195,995	89,359
Less Cost of goods sold	8,797	4,654	17,269	13,237
Gross profit	$90,510	$43,154	$178,726	$76,122
Operating expenses:
Compensation and related costs	158,290	174,066	351,939	388,196
Accounting and legal Fees	26,035	23,670	55,560	47,890
Consulting fees	118,790	105,315	185,655	179,375
Rent and lease	18,000	18,000	36,000	36,000
General office expenses	43,570	50,999	103,080	97,351
Total operating expenses	364,685	372,050	732,234	748,812

Loss from operations	$(274,175)	$(328,896)	$(553,508)	$(672,690)
Other income (expense):
Commission on Municipal Bonds	$(1,423)	$(7,489)	$(11,047)	$(9,993)
Interest Expense on notes	175,004	207,976	342,800	452,910
Loss (gain) in changes in fair value of derivative liability	69,877	(99,588)	106,563	278,704
Other income	1,901	(11,995)	2,101	(11,995)
Total other (income) expense	$245,359	$88,904	$440,417	$709,626
Net loss	(519,534)	(417,800)	(993,925)	(1,382,316)
Net profit (loss) attributable to minority shareholder	7,132	(268)	15,070	(1,611)
Preferred dividend	-	-	-	-
Net loss attributed to common stockholders	$(526,666)	$(417,532)	$(1,008,995)	$(1,380,705)
Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.01)	(0.01)	(0.02)	(0.04)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Weighted average shares outstanding	42,662,492	35,388,095	41,698,030	32,872,509

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2025, and 2024

(Unaudited)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2025

(Unaudited)

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Warrants)	Capital	Deficit	Interest	Total
Balance April 30, 2025	125	$12,500	1,953,157	$1,953	773,548	774	40,133,669	40,134	33,612,875	33,613	431,661	56,789,834	(68,918,984)	1,015,450	(10,593,065)
Subscribed shares issued	-	-	-	-	-	-	1,327,646	1,328	(1,327,646)	(1,328)	-	-	-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	-	-	2,351,945	2,352	45,753	116,895	-	-	165,000
Issuance of common stock for services	-	-	-	-	-	-	1,300,000	1,300	-	-	-	145,675	-	-	146,975
Issuance of common stock for extinguishment of debt	-	-	-	-	-	-	136,809	137	-	-	-	19,848	-	-	19,985
Issuance of common stock with debt	-	-	-	-	-	-	-	-	85,000	85	11,474	9,805	-	-	21,364
Issuance of common stock for conversion debt	-	-	-	-	-	-	1,675,000	1,675	-	-	-	165,825	-	-	167,500
Commitment Shares not yet issued	-	-	-	-	-	-	-	-	50,000	50	-	3,950	-	-	4,000
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(1,008,995)	15,070	(993,925)
Balance October 31, 2025	125	$12,500	1,953,157	$1,953	773,548	$774	44,573,124	$44,574	34,772,174	$34,772	$488,888	$57,251,832	$(69,927,979)	$1,030,520	$(11,062,166)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2025

(Unaudited)

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Warrants)	Capital	Deficit	Interest	Total
Balance August 1, 2025	125	$12,500	1,953,157	$1,953	773,548	$774	41,502,464	$41,503	34,201,299	$34,202	$457,530	$56,935,427	$(69,401,313)	$1,023,388	$(10,894,036)
Subscribed shares issued	-	-	-	-	-	-	545,660	546	(545,660)	(546)	-	-	-	-	-
Issuance of common shares for cash	-	-	-	-	-	-	-	-	1,031,535	1,031	19,884	49,085	-	-	70,000
Issuance of common shares for services	-	-	-	-	-	-	850,000	850	-	-	-	91,690	-	-	92,540
Issuance of common stock with debt	-	-	-	-	-	-	-	-	85,000	85	11,474	9,805	-	-	21,364
Issuance of common stock for conversion debt	-	-	-	-	-	-	1,675,000	1,675	-	-	-	165,825	-	-	167,500
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(526,666)	7,132	(519,534)
Balance October 31, 2025	125	$12,500	1,953,157	$1,953	773,548	$774	44,573,124	$44,574	34,772,174	$34,772	$488,888	$57,251,832	$(69,927,979)	$1,030,520	$(11,062,166)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2024

(Unaudited)

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Warrants)	Capital	Deficit	Interest	Total
Balance April 30, 2024	125	$12,500	1,965,157	$1,965	803,548	804	29,495,189	29,495	33,395,883	33,396	204,385	55,869,674	(66,795,350)	1,006,534	(9,636,597)
Subscribed shares issued	-	-	-	-	-	-	3,235,158	3,235	(3,235,158)	(3,235)	-	-	-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	2,021,687	2,022	3,129,513	3,813	-	541,665	-	-	547,500
Issuance of common stock for services	-	-	-	-	-	-	353,956	354	-	-	-	77,662	-	-	78,016
Conversion of notes payable	-	-	-	-	-	-	850,000	850	-	-	-	84,150	-	-	85,000
Warrants issued on equity issuance	-	-	-	-	-	-	-	-	-	-	122,839	-	-	-	122,839
Default shares issued	-	-	-	-	-	-	254,847	255	-	-	-	-	-	-	255
Commitment Shares not yet issued	-	-	-	-	-	-	-	-	200,000	200	-	18,440	-	-	18,640
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(1,380,705)	(1,611)	(1,382,316)
Balance October 31, 2024	125	$12,500	1,965,157	$1,965	803,548	$804	36,210,837	$36,211	33,490,238	$34,174	$327,224	$56,591,591	$(68,176,055)	$1,004,923	$(10,166,663)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

(Unaudited)

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Warrants)	Capital	Deficit	Interest	Total
Balance August 1, 2024	125	$12,500	1,965,157	$1,965	803,548	$804	32,825,112	$32,825	35,001,223	$35,002	$276,943	$56,316,378	$(67,758,523)	$1,005,191	$(10,076,915)
Subscribed shares issued	-	-	-	-	-	-	2,826,908	2,827	(2,826,908)	(2,827)	-	-	-	-	-
Issuance of common shares for cash	-	-	-	-	-	-	50,014	50	1,315,923	1,999	-	210,451	-	-	212,500
Issuance of common shares for services	-	-	-	-	-	-	153,956	154	-	-	-	54,862	-	-	55,016
Conversion of notes payable	-	-	-	-	-	-	100,000	100	-	-	-	9,900	-	-	10,000
Warrants issued on equity issuance							-	-	-	-	50,281	-			50,281
Default shares issued	-	-	-	-	-	-	254,847	255	-	-	-	-	-	-	255
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(417,532)	(268)	(417,800)
Balance October 31, 2024	125	$12,500	1,965,157	$1,965	803,548	$804	36,210,837	$36,211	33,490,238	$34,174	$327,224	$56,591,591	$(68,176,055)	$1,004,923	$(10,166,663)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2025, and 2024

(Unaudited)

	For the six months ended
	October 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(993,925)	$(1,382,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	106,563	278,704
Non-cash financing cost	9,365	270,937
Shares issued for services	146,975	78,016
Stocks issued as note holder incentive	-	18,895
Changes in operating assets and liabilities
Accounts receivable	(1,355)	3,643
Inventory	554	(3,159)
Other assets	(200,577)	(523,766)
Accounts payable and accrued expenses	390,804	258,183
Net cash used in operating activities	$(541,596)	$(1,000,863)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	-
Proceeds from sale of stock	$165,000	$547,500
Net Proceeds from notes payable	316,000	448,008
Repayments of notes payable	(36,800)	(1,758)
Net cash provided by financing activities	$444,200	$993,750

Net (decrease) increase in cash	$(97,396)	$(7,113)

Cash and cash equivalents, beginning of period	131,003	100,953
Cash and cash equivalents , end of period	$33,607	$93,840

Cash paid for:
Interest	$1,127	$-
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2025

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2025, and for the three months ended October 31, 2025, and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2025, as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission on August 13, 2025.

The results of operations for the three months ended October 31, 2025, are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2026.

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

The following table presents our revenues disaggregated by revenue source:

	For the Six Months Ended October 31,
	2025	2024
Information Technology	$67,682	$62,039
Wellness products	21,990	11,182
Merchant financing	106,323	16,138
	$195,995	$89,359

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

The Company has 34,772,174 and 33,612,875 shares of common classified as to be issued at October 31, 2025, and April 30, 2025, respectively included on the balance sheet were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2025, and April 30, 2025, which consist of convertible instruments and rights to shares of the Company’s common stock. It determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company determined the fair value of the derivative liabilities of convertible notes using a Binomial model option-pricing model with the following assumptions, market value of common stock on measurement date, risk free interest rate, expected volatility, expected dividend yields and instrument lives in years.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities.”

The Company assessed the classification of its derivative financial instruments as of October 31, 2025, and April 30, 2025, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE B – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements show that the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of October 31, 2025, the Company had an accumulated deficit of $69,927,979 and a working capital deficit (total current liabilities exceeded total current assets) of $10,278,233. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	October 31, 2025	April 30, 2025
Convertible notes payable	$5,006,444	$5,124,971
Non-convertible notes payable	1,617,400	1,338,200
Accrued interest	2,184,479	1,907,205
	8,808,323	8,370,376
Discount on notes payable	(15,999)	-
Notes payable, net	$8,792,324	$8,370,376

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

The change in fair value of the derivative liabilities of convertible notes outstanding at October 31, 2025, was calculated with the following average assumptions, using a Binomial option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	3.6%
Expected stock price volatility	191%
Expected dividend payout	0
Expected options life in years	2 years

Changes in derivative liability during the six months ended October 31, 2025, and 2024 were:

	October 31,	October 31,
	2025	2024
Balance, beginning of year	$1,007,598	$1,119,232

Fair value adjustments	106,563	(99,588)
Balance, end of period	$1,114,161	$1,019,644

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of October 31, 2025, and April 30, 2025, aggregated loans payable to related parties and, without demand to officers and directors, were $643,262 and $636,233 respectively.

NOTE E – EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share; 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value; 4,200,000 shares have been designated as Series C Preferred Stock with a $1.00 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1 per share liquidation value. During the six months ended October 31, 2025, and 2024, the Company did not issue any preferred stock.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. The Company had 44,573,124 and 40,133,669 shares of common stock issued and outstanding as of October 31, 2025, and April 30, 2025, respectively. The Company had 34,772,174 and 33,612,875 shares of common classified as to be issued at October 31, 2025, and April 30, 2025, respectively.

During the six months ended October 31, 2025, the Company

●	Issued 1,327,646 shares and 1,024,299 shares to be issued valued at $165,000 to accredited investors related to equity investments which includes 1,175,973 warrants at fair value of $45,753
●	Issued 1,300,000 shares valued at $146,975 for consulting services
●	Issued 136,809 shares of common stock valued at $19,985 upon the settlement of liability
●	Issued 1,675,000 shares of common stock valued at $167,500 upon the conversion of convertible notes
●	85,000 shares of common stock to be issued valued at $21,364 upon the issuance debt which includes 100,000 warrants at fair value of $11,474
●	50,000 shares of common stock to be issued valued at $4,000 to accredited investors relating to promissory notes

During the six months ended October 31, 2024, the Company:

●	Issued 5,256,845 shares valued at $547,500 to accredited investors related to equity investments
●	Issued 353,956 shares valued at $78,016 for consulting services.
●	Issued 850,000 shares of common stock valued at $85,000 upon the conversion of convertible notes
●	Issued 254,847 shares of common stock as penalty to noteholders valued at $255
●	200,000 shares of common stock to be issued as an incentive to noteholder valued at $18,640.
●	Issued 2,574,603 warrants valued at $122,839 as part of conversion of convertible notes

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

During the six months ended October 31, 2025, and 2024, the Company did not issue any preferred stock.

As of October 31, 2025, and April 30, 2025, the Company had:

	October 31,	April 30,
Preferred stock outstanding shares	2025	2025
Series A	125	125
Series B	-	-
Series C	1,953,157	1,953,157
Series D	773,548	773,548

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

The table below summarizes the fair values of financial liabilities as of October 31, 2025, and April 30, 2025:

	Fair Value at	Fair Value Measurement Using
	October 31, 2025	Level 1	Level 2	Level 3
Derivative liabilities	$1,114,161	-	-	$1,114,161

	Fair Value at	Fair Value Measurement Using
	April 30, 2025	Level 1	Level 2	Level 3
Derivative liabilities	$1,007,598	-	-	$1,007,598

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

NOTE G - PROPERTY AND EQUIPMENT

Major classes of property and equipment at October 31, 2025, and April 30, 2025, consist of the following:

	2025	2024
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(213,262)	(213,262)
Net property and equipment	$-	$-

All equipment is fully depreciated as of the fiscal year end April 30, 2025. No additional investment in equipment during the six months ended October 31, 2025.

NOTE H – WARRANTS AND STOCK OPTIONS:

During the three months ended October 31, 2025, the Company

●	Issued 515,768 warrants valued at $19,884 to accredited investors related to equity investments
●	Issued 100,000 warrants valued at $11,474 upon the issuance debt

During the three months ended October 31, 2024, the Company:

●	Issued 682,970 warrants valued at $50,281 as part of conversion of convertible notes

No stock options were issued to employees or service providers during the three months ended October 31, 2025. As of October 31, 2025, a total of 14,937,705 stock options were vested. The computed fair value was $646,955.

NOTE I – LOANS RECEIVABLE

The Company has outstanding loan receivables from short-term lines of credit extended to merchants. These receivables are measured at amortized cost and include an allowance for credit losses based on expected credit loss models. Management assessed that the receivables are subject to minimal credit risk because the lines of credit are secured by liens on merchant assets. Consequently, there is $0 allowance for credit losses as of October 31, 2025, and April 30, 2025, reflecting management’s assessment of the collectability of these loans. The Company monitors economic and regulatory developments that could impact the valuation and recoverability of the receivables.

The loans are based on agreements where the principal amount of the loan, repayment amount, interest amount along with number of payments are fixed over the agreed term of a particular disbursement irrespective of the pattern in which repayments may be received from the borrower during such term of disbursement.

As of October 31, 2025, and October 31, 2024, the outstanding loan receivables were $807,379 and $523,766 respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sublease which expired on July 31, 2018, and continues on a month-to-month basis thereafter. The monthly base rent is $6,000.

Rent expense was $36,000 and $36,000 for the six months period ending October 31, 2025, and 2024, respectively.

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

As of October 31, 2025, there is no pending litigation against Sparta and any and all prior litigation has been discontinued, settled or otherwise resolved with no liability whatsoever against Sparta.

NOTE K – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure as of the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

Subsequent to October 31, 2025, the Company:

●	Issued 579,832 shares valued at $75,000 to accredited investors related to equity investments
●	Issued 100,000 shares valued at $9,602 for consulting services
●	Issued 400,000 shares of common stock as penalty to noteholders valued at $84,000

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

RESULTS OF OPERATIONS

Revenues

Revenues totaled $195,995 for the six months ended October 31, 2025, compared to $89,359 for the six months ended October 31, 2024. Revenues were up by $106,636 or 119% due primarily to an increase in merchant financing fees and sales of wellness products.

Cost of Revenue

The cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Operating Expenses

Operating expenses were $732,234 during the six months ended October 31, 2025, compared to $748,812 during the six months ended October 31, 2024, a decrease of $16,578, or 2% primarily due to an increase in general office expense of $5,729 and increase in consulting fees of $6.280 offset by a decrease in compensation and related cost of $36,257.

The following are the major expense categories:

	October 31, 2025	October 31, 2024	Increase (Decrease)%

Compensation and Related cost	351,939	388,196	(36,257)	-9%
Accounting and Legal Fees	55,560	47,890	7,670	16%
Consulting Fees	185,655	179,375	6,280	4%
Rent and Lease	36,000	36,000	-	0%
General office Expenses	103,080	97,351	5,729	6%
	732,234	748,812	(16,578)	-2%

Other income (expense)

During the six months ended October 31, 2025, other expense of $440,417 is comprised primarily of financing costs of $342,800 and a loss of the change in valuation of derivative liabilities of $106,563, offset by other commission income of $11,047.

During the six months ended October 31, 2024, other expense of $709,626 is comprised primarily of financing costs of $452,910 and a loss of the change in valuation of derivative liabilities of $278,704, offset by other commission income of $9,993.

Net Income (Loss)

Our net loss attributed to common stockholders for the six months ended October 31, 2025, was $1,008,995 compared to a net loss of $1,380,705 for the six months ended October 31, 2024, primarily due to the change in valuation of derivative liabilities and change in financing costs for the six months ended October 31, 2025, as compared for the six months ended October 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2025, we had an accumulated deficit of $69,927,979 and a total stockholders’ deficit of $12,092,686. The net cash flow used by operations was $541,596 for the six months ended October 31, 2025. This deficit results primarily from our net loss of $993,925 and increases in loans receivable related to Agoge Global USA, Inc. of $200,577, offset by decreases in non-cash expenses of $262,903 and increases in accounts payable and accrued expenses of $390,804.

We met our cash requirements during the period through revenue of $195,995 and proceed from the sale of common shares $165,000 and proceed from convertible notes $316,000.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At October 31, 2025, we had 6 full-time employees, one part-time employee, and 2 full-time consultants. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating sufficient revenues to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

Number of Employees

From our inception through the period ended October 31, 2025, we have relied on the services of outside consultants for services and currently have four full-time employees and three part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Recently Adopted Accounting Pronouncements. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net income per share. As of October 31, 2025, and April 30, 2025, the Company had one reporting segment, all revenue is reported under this segment Sparta Commercial Services, Inc.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2025. Based on the evaluation of these disclosure controls and procedures and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of October 31, 2025, using the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet necessary enough to merit attention by those responsible for oversight of the Company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of October 31, 2025, we determined that control deficiencies existed that constituted material weaknesses, as described below:

● lack of documented policies and procedures.

● we have no audit committee.

● there is a risk of management override, given that our officers have a high degree of involvement in our day-to-day operations.

● there is no effective separation of duties, which include monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have been unable to improve our internal controls over financial reporting during the quarter ending October 31, 2025. However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets, and the recording of transactions will be performed by separate individuals. Management is currently evaluating the steps to address these material weaknesses.

Accordingly, these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures to conclude that our consolidated financial statements for the quarter ended October 31, 2025, included in this quarterly report on Form 10-Q, were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended October 31, 2025, are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

ITEM 1. LEGAL PROCEEDINGS

As of October 31, 2025, there is no pending litigation against Sparta and any and all prior litigation has been discontinued, settled or otherwise resolved with no liability whatsoever against Sparta.

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

Sales of Preferred Stock, Common Stock, and Warrants:

During the six months that ended October 31, 2025, the Company:

●	Sold 1,327,646 and subscribed 1,024,299 shares of common stock to accredited investors for cash of $165,000 which includes 1,175,973 warrants at fair value of $45,753
●	Entered into promissory notes with accredited investors totaling $316,000.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: December 19, 2025	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

