Form 10-Q
period 2026-01-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2026-03-23
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT according to SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

As of March 23, 2026, we had 52,992,665 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2026 AND APRIL 30, 2025

(Unaudited)

	January 31,	April 30,
	2026	2025
	(‘Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$70,116	$131,003
Accounts receivable	8,032	5,167
Inventory	1,473	4,607
Loans receivable	843,981	606,802
Total Current Assets	923,602	747,579
Rent deposit	9,000	9,000
Total assets	$932,602	$756,579
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,423,522	$1,333,852
Short Term Loan	1,585	1,585
Current portion notes payable	8,997,986	7,973,762
Derivative liabilities	967,564	1,007,598
Total Current Liabilities	11,390,657	10,316,797
Long Term Liabilities
Loans payable-related parties	646,776	636,233
Notes payable- net of current portion	101,219	396,614
Total Long Term Liabilities	747,995	1,032,847
Total liabilities	12,138,652	11,349,644
Stockholders’ Deficit:
Preferred stock A, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of January 31, 2026 and April 30, 2025, respectively	12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share, 1,953,157 and 1,953,157 shares issued and outstanding as of January 31, 2026 and April 30, 2025, respectively	1,953	1,953
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 768,288 and 773,548 shares issued and outstanding as of January 31, 2026 and April 30, 2025, respectively	769	774
Common stock, $0.001 par value; 750,000,000 shares authorized, and 45,673,996 and 40,133,669 shares issued and outstanding as of January 31, 2026 and April 30, 2025, respectively	45,674	40,134
Common stock to be issued 35,899,343 and 33,612,875 as of January 31, 2026 and April 30, 2025, respectively	35,900	33,613
Additional paid-in-capital	57,999,899	57,221,495
Accumulated deficit	(70,342,036)	(68,918,984)
Total deficit in stockholders’ equity	(12,245,341)	(11,608,515)
Non-controlling interest	1,039,289	1,015,450
Total Stockholders’ Deficit	(11,206,052)	(10,593,065)
Total Liabilities and Stockholders’ Deficit	$932,602	$756,579

*	Derived from audited information

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2026	2025	2026	2025
Revenue
Information technology	$32,814	$25,599	$100,496	$87,638
Wellness products	6,966	15,172	28,956	26,354
Merchant financing	52,382	38,227	158,705	54,365
Total Revenue	92,162	78,998	288,157	168,357
Less Cost of goods sold	5,490	7,448	22,759	20,685
Gross profit	$86,672	$71,550	$265,398	$147,672
Operating expenses:
Compensation and related costs	187,807	128,027	539,746	516,223
Accounting and legal Fees	7,535	11,300	63,095	59,190
Consulting fees	41,602	58,085	227,257	237,460
Rent and lease	18,000	18,000	54,000	54,000
General office expenses	39,945	41,858	143,025	139,209
Total operating expenses	294,889	257,270	1,027,123	1,006,082

Loss from operations	$(208,217)	$(185,720)	$(761,725)	$(858,410)
Other income (expense):
Commission on Municipal Bonds	$(1,803)	$(8,842)	$(12,850)	$(18,835)
Interest Expense on notes	345,221	40,347	688,021	493,257
Loss (gain) in changes in fair value of derivative liability	(146,598)	188,916	(40,035)	467,620
Other income	251	-	2,352	(11,995)
Total other (income) expense	$197,071	$220,421	$637,488	$930,047
Net loss	(405,288)	(406,141)	(1,399,213)	(1,788,457)
Net profit (loss) attributable to minority shareholder	8,770	4,871	23,839	3,260
Preferred dividend	-	-	-	-
Net loss attributed to common stockholders	$(414,058)	$(411,012)	$(1,423,052)	$(1,791,717)
Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.01)	(0.01)	(0.03)	(0.05)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.01)	$(0.01)	$(0.03)	$(0.05)
Weighted average shares outstanding	45,255,151	35,388,095	42,883,737	33,948,761

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

FOR THE NINE MONTHS ENDED JANUARY 31, 2026

(Unaudited)

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Warrants)	Capital	Deficit	Interest	Total
Balance April 30, 2025	125	$12,500	1,953,157	$1,953	773,548	774	40,133,669	40,134	33,612,875	33,613	431,661	56,789,834	(68,918,984)	1,015,450	(10,593,065)
Subscribed shares issued	-	-	-	-	-	-	1,907,478	1,907	(1,768,160)	(1,768)	-	(139)	-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	-	-	3,014,628	3,015	67,891	144,094	-	-	215,000
Issuance of common stock for services	-	-	-	-	-	-	1,400,000	1,400	-	-	-	155,177	-	-	156,577
Issuance of common stock for extinguishment of debt	-	-	-	-	-	-	136,809	137	-	-	-	19,848	-	-	19,985
Issuance of common stock with debt	-	-	-	-	-	-	-	-	85,000	85	11,474	9,805	-	-	21,364
Issuance of common stock for conversion debt	-	-	-	-	-	-	1,675,000	1,675	475,000	475	-	212,850	-	-	215,000
Conversion of preferred shares	-	-	-	-	(5,260)	(5)	21,040	21	-	-	-	(16)	-	-	-
Default shares issued	-	-	-	-	-	-	400,000	400	430,000	430	-	153,470	-	-	154,300
Commitment Shares not yet issued	-	-	-	-	-	-	-	-	50,000	50	-	3,950	-	-	4,000
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(1423,052)	23,839	(1,399,213)
Balance January 31, 2026	125	$12,500	1,953,157	$1,953	768,288	$769	45,673,996	$45,674	35,899,343	$35,900	$511,025	$57,488,873	$(70,342,036)	$1,039,289	$(11,206,052)

FOR THE THREE MONTHS ENDED JANUARY 31, 2026

(Unaudited)

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Warrants)	Capital	Deficit	Interest	Total
Balance November 1, 2025	125	$12,500	1,953,157	$1,953	773,548	$774	44,573,124	$44,574	34,772,174	$34,772	$488,887	$57,251,832	$(69,927,979)	$1,030,520	$(11,062,166)
Subscribed shares issued	-	-	-	-	-	-	579,832	579	(440,514)	(440)	-	(139)	-	-	-
Issuance of common shares for cash	-	-	-	-	-	-	-	-	662,683	663	22,138	27,199	-	-	50,000
Issuance of common shares for services	-	-	-	-	-	-	100,000	100	-	-	-	9,502	-	-	9,602
Issuance of common stock for conversion debt	-	-	-	-	-	-	-	-	475,000	475	-	47,025	-	-	47,500
Conversion of preferred shares	-	-	-	-	(5,260)	(5)	21,040	21	-	-	-	(16)	-	-	-
Default shares issued							400,000	400	430,000	430		153,470			154,300
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(414,058)	8,770	(405,288)
Balance January 31, 2026	125	$12,500	1,953,157	$1,953	768,288	$769	45,673,996	$45,674	35,899,343	$35,900	$511,025	$57,488,873	$(70,342,036)	$1,039,289	$(11,206,052)

FOR THE NINE MONTHS ENDED JANUARY 31, 2025

(Unaudited)

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Warrants)	Capital	Deficit	Interest	Total
Balance April 30, 2024	125	$12,500	1,965,157	$1,965	803,548	804	29,495,189	29,495	33,395,883	33,396	204,385	55,869,674	(66,795,350)	1,006,534	(9,636,597)
Subscribed shares issued	-	-	-	-	-	-	3,868,253	3,868	(3,868,253)	(3,868)	-	-	-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	2,885,043	2,885	4,583,094	6,425	-	725,261	-	-	734,571
Issuance of common stock for services	-	-	-	-	-	-	353,956	354	-	-	-	77,662	-	-	78,016
Conversion of notes payable	-	-	-	-	-	-	850,000	850	-	-	-	84,150	-	-	85,000
Warrants issued on equity issuance	-	-	-	-	-	-	-	-	-	-	218,808	(161,880)	-	-	56,928
Default shares issued	-	-	-	-	-	-	664,847	665	-	-	-	(410)	-	-	255
Conversion of preferred shares			(12,000)	(12)	(30,000)	(30)	156,000	156				(114)			-
Commitment Shares not yet issued	-	-	-	-	-	-	-	-	200,000	200	-	18,440	-	-	18,640
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(1,791,717)	3,260	(1,788,457)
Balance January 31, 2025	125	$12,500	1,953,157	$1,953	773,548	$774	38,273,288	$38,273	34,310,724	$36,153	$423,193	$56,612,783	$(68,587,067)	$1,009,794	$(10,451,644)

FOR THE THREE MONTHS ENDED JANUARY 31, 2025

(Unaudited)

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Warrants)	Capital	Deficit	Interest	Total
Balance November 1, 2024	125	$12,500	1,965,157	$1,965	803,548	$804	36,210,837	$36,211	33,490,238	$34,174	$327,224	$56,591,591	$(68,176,055)	$1,004,923	$(10,166,663)
Subscribed shares issued	-	-	-	-	-	-	633,095	633	(633,095)	(633)	-	-	-	-	-
Issuance of common shares for cash	-	-	-	-	-	-	863,356	863	1,453,581	2,612	-	183,596	-	-	187,071
Issuance of common shares for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Warrants issued on equity issuance							-	-	-	-	95,969	(161,880)			(65,911)
Default shares issued	-	-	-	-	-	-	410,000	410	-	-	-	(410)	-	-	-
Conversion of preferred shares			(12,000)	(12)	(30,000)	(30)	156,000	156				(114)			-
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(411,012)	4,871	(406,141)
Balance January 31, 2025	125	$12,500	1,953,157	$1,953	773,548	$774	38,273,288	$38,273	34,310,724	$36,153	$423,193	$56,612,783	$(68,587,067)	$1,009,794	$(10,451,644)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

	For the nine months ended
	January 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,399,213)	$(1,788,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) from change in fair value of derivative liabilities	(40,035)	467,620
Non-cash financing cost	25,364	179,767
Shares issued for services	156,577	78,016
Stocks issued as note holder incentive	-	18,895
Default shares issued	154,300	-
Changes in operating assets and liabilities
Accounts receivable	(2,865)	(5,707)
Inventory	3,134	(1,116)
Loans receivable	(237,179)	(751,057)
Accounts payable and accrued expenses	614,830	622,062
Net cash used in operating activities	$(725,087)	$(1,179,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	$215,000	$611,732
Net Proceeds from notes payable	492,000	525,000
Repayments of notes payable	(42,800)	(4,000)
Repayments of related party loans	-	(4,244)
Net cash provided by financing activities	$664,200	$1,128,488

Net decrease in cash	$(60,887)	$(51,489)

Cash and cash equivalents, beginning of period	131,003	100,953
Cash and cash equivalents , end of period	$70,116	$49,464

Cash paid for:
Interest	$1,127	$-
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2026, and for the nine months ended January 31, 2026, and 2025 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2025, as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission on August 13, 2025.

The results of operations for the three and nine months ended January 31, 2026, are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2026.

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

The following table presents our revenues disaggregated by revenue source:

	For the Nine Months Ended January 31,
	2026	2025
Information Technology	$100,496	$87,638
Wellness products	28,956	26,354
Merchant financing	158,705	54,365
	$288,157	$168,357

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

The Company has 35,899,343 and 33,612,875 shares of common classified as to be issued at January 31, 2026, and April 30, 2025, respectively included on the balance sheet were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2026, and April 30, 2025, which consist of convertible instruments and rights to shares of the Company’s common stock. It determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company assessed the classification of its derivative financial instruments as of January 31, 2026, and April 30, 2025, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE B – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements show that the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of January 31, 2026, the Company had an accumulated deficit of $70,342,036 and a working capital deficit (total current liabilities exceeded total current assets) of $10,467,055. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	January 31, 2026	April 30, 2025
Convertible notes payable	$5,733,579	$5,124,971
Non-convertible notes payable	1,512,400	1,338,200
Accrued interest	1,853,226	1,907,205
	9,099,205	8,370,376
Discount on notes payable	-	-
Notes payable, net	$9,099,205	$8,370,376

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

The change in fair value of the derivative liabilities of convertible notes outstanding at January 31, 2026, was calculated with the following average assumptions, using a Binomial option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	3.66%
Expected stock price volatility	194%
Expected dividend payout	0
Expected options life in years	2 years

Changes in derivative liability during the nine months ended January 31, 2026, and 2025 were:

	January 31,	January 31,
	2026	2025
Balance, beginning of year	$1,007,598	$1,119,232

Fair value adjustments	(40,034)	89,328
Balance, end of period	$967,564	$1,208,560

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of January 31, 2026, and April 30, 2025, aggregated loans payable to related parties and, without demand to officers and directors, were $646,776 and $636,233 respectively.

NOTE E – EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with $0.001 par value per share, of which 35,850 shares have been designated as Series A convertible preferred stock with a $100 stated value per share; 1,000 shares have been designated as Series B Preferred Stock with a $10,000 per share liquidation value; 4,200,000 shares have been designated as Series C Preferred Stock with a $1.00 per share liquidation value, and 2,000,000 shares have been designated as Series D Preferred Stock with a $1 per share liquidation value. During the nine months ended January 31, 2026, and 2025, the Company did not issue any preferred stock.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. The Company had 45,673,996 and 40,133,669 shares of common stock issued and outstanding as of January 31, 2026, and April 30, 2025, respectively. The Company had 35,899,343 and 33,612,875 shares of common classified as to be issued at January 31, 2026, and April 30, 2025, respectively.

During the nine months ended January 31, 2026, the Company

●	Issued 1,907,478 shares and 1,246,468 shares to be issued valued at $215,000 to accredited investors related to equity investments which includes 1,838,656 warrants at fair value of $67,891
●	Issued 1,400,000 shares valued at $156,577 for consulting services
●	Issued 136,809 shares of common stock valued at $19,985 upon the settlement of liability
●	Issued 1,675,000 shares of common stock valued at $167,500 upon the conversion of convertible notes
●	85,000 shares of common stock to be issued valued at $21,364 upon the issuance debt which includes 100,000 warrants at fair value of $11,474
●	50,000 shares of common stock to be issued valued at $4,000 to accredited investors relating to promissory notes
●	Issued 21,040 shares of common stock valued at $5,260 upon the conversion of preferred series D shares.
●	Issued 400,000 shares and 430,000 shares of common stock to be issued as penalty to noteholders valued at $154,300.

During the nine months ended January 31, 2025, the Company:

●	Issued 4,539,683 shares and 2,928,454 shares to be issued valued at $791,500 to accredited investors related to equity investments.
●	Issued 353,956 shares valued at $78,016 for consulting services.
●	989,847 shares of common stock to be issued as an incentive or penalty to noteholders valued at $201,789.
●	Issued 850,000 shares of common stock valued at $85,000 upon the conversion of convertible notes
●	Issued 36,000 shares valued at $6,000 upon the conversion of preferred series C shares
●	Issued 120,000 shares valued at $30,000 upon the conversion of preferred series D shares

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

During the nine months ended January 31, 2026, and 2025, the Company did not issue any preferred stock.

As of January 31, 2026, and April 30, 2025, the Company had:

	January 31,	April 30,
Preferred stock outstanding shares	2026	2025
Series A	125	125
Series B	-	-
Series C	1,953,157	1,953,157
Series D	768,288	773,548

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

The table below summarizes the fair values of financial liabilities as of January 31, 2026, and April 30, 2025:

	Fair Value at	Fair Value Measurement Using
	January 31, 2026	Level 1	Level 2	Level 3
Derivative liabilities	$967,564	-	-	$967,564

	Fair Value at	Fair Value Measurement Using
	April 30, 2025	Level 1	Level 2	Level 3
Derivative liabilities	$1,007,598	-	-	$1,007,598

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

NOTE G - PROPERTY AND EQUIPMENT

Major classes of property and equipment at January 31, 2026, and April 30, 2025, consist of the following:

	2026	2025
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(213,262)	(213,262)
Net property and equipment	$-	$-

All equipment is fully depreciated as of the fiscal year end April 30, 2025. No additional investment in equipment during the nine months ended January 31, 2026.

NOTE H – WARRANTS AND STOCK OPTIONS:

During the nine months ended January 31, 2026, the Company

●	Issued 1,938,656 warrants exercisable between $0.25 and $0.30 per share and lives of 2 years
●	Issued 4,560,000 stock options exercisable at $0.14 and lives of 5 years

During the nine months ended January 31, 2025, the Company:

●	Issued 3,733,073 warrants exercisable between $0.30 and $0.55 per share and lives of 2 years.

No stock options were issued to employees or service providers during the three months ended January 31, 2026. As of January 31, 2026, a total of 16,457,707 stock options were vested. The computed fair value was $47,808.

NOTE I – LOANS RECEIVABLE

The Company has outstanding loan receivables from short-term lines of credit extended to merchants. These receivables are measured at amortized cost and include an allowance for credit losses based on expected credit loss models. Management assessed that the receivables are subject to minimal credit risk because the lines of credit are secured by liens on merchant assets. Consequently, there is $0 allowance for credit losses as of January 31, 2026, and April 30, 2025, reflecting management’s assessment of the collectability of these loans. The Company monitors economic and regulatory developments that could impact the valuation and recoverability of the receivables.

The loans are based on agreements where the principal amount of the loan, repayment amount, interest amount along with number of payments are fixed over the agreed term of a particular disbursement irrespective of the pattern in which repayments may be received from the borrower during such term of disbursement.

As of January 31, 2026, and April 30, 2025, the outstanding loan receivables were $843,981 and $606,802 respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sublease which expired on July 31, 2018, and continues on a month-to-month basis thereafter. The monthly base rent is $6,000.

Rent expense was $54,000 and $54,000 for the nine months period ending January 31, 2026, and 2025, respectively.

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

The Company entered into five-year employment agreements with its CEO, Anthony L Havens and Vice President of Operations, Sandra L Ahman. As part of their employment agreements, Mr. Havens received five-year options to purchase 376,256 shares of the Company’s common stock at $0.14 per share. The options vest in three equal tranches over three years. Ms. Ahman received five-year options to purchase 125,419 shares of the Company’s common stock at $0.14 per share. The options vest in three equal tranches over three years.

Accrued Payroll Taxes (FICA and State Tax Payable)

Accrued payroll taxes consist primarily of obligations for Federal Insurance Contributions Act (“FICA”) taxes and various state payroll-related taxes incurred in the ordinary course of business. These amounts represent taxes withheld from employees as well as employer-paid payroll tax obligations that have not yet been remitted to the appropriate taxing authorities as of the balance sheet date.

As of January 31, 2026, the Company recorded accrued payroll tax liabilities of approximately $284,777, compared to $281,317 as of January 31, 2025. The balance includes federal payroll taxes, primarily Social Security and Medicare, along with applicable state unemployment and withholding taxes.

The Company is in negotiation with the IRS and expects to settle within the next 12 months. Management believes that adequate provisions have been made for all payroll tax obligations; however, the ultimate amount payable may differ from recorded amounts due to changes in tax regulations, audit outcomes, or other factors.

Litigation

The Company is subject to legal proceedings and claims arising in its business’s ordinary course. Sparta can make no representations about the potential outcome of such proceedings.

As of January 31, 2026, there is no pending litigation against Sparta and any and all prior litigation has been discontinued, settled or otherwise resolved with no liability whatsoever against Sparta.

NOTE K – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure as of the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

Subsequent to January 31, 2026, the Company:

●	Issued 2,185,191 shares valued at $158,800 to accredited investors related to equity agreements.
●	Issued 4,658,478 shares valued at $250,000 to an accredited investor. Shares were issued with a lock up and restrictions that ensure the shares are subject to forfeiture, are not transferable, must remain in book entry form, and are not negotiable in any fashion.
●	Issued 475,000 shares valued at $47,500 upon the conversion of promissory note. For the same note, the Company received an additional $25,000.
●	Company received $5,000 that was added to an existing promissory note.

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

RESULTS OF OPERATIONS

Below is a summary of the results of operations for the three months ended January 31, 2026, and 2025.

Revenues

Revenues totaled $92,162 for the three months ended January 31, 2026, compared to $78,998 for the three months ended January 31, 2025. Revenues were up by $13,164 or 17% due primarily to an increase in merchant financing fees.

Cost of Revenue

The cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Operating Expenses

Operating expenses were $294,889 during the three months ended January 31, 2026, compared to $257,270 during the three months ended January 31, 2025, an increase of $37,619, or 15% primarily due to an increase in compensation and related costs of $59,780 offset by a decrease in consulting fees of $16,483 and accounting and legal fees of $3,765.

The following are the major expense categories:

	January 31, 2026	January 31, 2025	Increase (Decrease)%

Compensation and Related cost	187,807	128,027	59,780	47%
Accounting and Legal Fees	7,535	11,300	(3,765)	-33%
Consulting Fees	41,602	58,085	(16,483)	-28%
Rent and Lease	18,000	18,000	-	0%
General office Expenses	39,945	41,858	(1,913)	-5%
	294,889	257,270	37,619	15%

Other income (expense)

During the three months ended January 31, 2026, other expense of $197,071 is comprised primarily of financing costs of $345,221 offset by a gain of the change in valuation of derivative liabilities of $146,598, and other commission income of $1,803.

During the three months ended January 31, 2025, other expense of $220,421 is comprised primarily of financing costs of $40,347 and a loss of the change in valuation of derivative liabilities of $188,916, offset by other commission income of $8,842.

Net Income (Loss)

Our net loss attributed to common stockholders for the three months ended January 31, 2026, was $414,058 compared to a net loss of $411,012 for the three months ended January 31, 2026, primarily due to the change in valuation of derivative liabilities and change in financing costs for the three months ended January 31, 2026, as compared for the three months ended January 31, 2025.

Below is a summary of the results of operations for the nine months ended January 31, 2026, and 2025.

Revenues

Revenues totaled $288,157 for the nine months ended January 31, 2026, compared to $168,357 for the nine months ended January 31, 2026. Revenues were up by $119,800 or 71% due primarily to an increase in merchant financing fees.

Cost of Revenue

The cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Operating Expenses

Operating expenses were $1,027,123 during the nine months ended January 31, 2026, compared to $1,006,082 during the nine months ended January 31, 2025, a increase of $21,041, or 2% primarily due to an increase in compensation and related costs of $23,523 and general office expense of $3,816 offset by a decrease in consulting fees of $10,203.

The following are the major expense categories:

	January 31, 2026	January 31, 2025	Increase (Decrease)%

Compensation and Related cost	539,746	516,223	23,523	5%
Accounting and Legal Fees	63,095	59,190	3,905	7%
Consulting Fees	227.257	237,460	(10,203)	-4%
Rent and Lease	54,000	54,000	-	0%
General office Expenses	143,025	139,209	3,816	3%
	1,027,123	1,006,082	21,041	2%

Other income (expense)

During the nine months ended January 31, 2026, other expense of $637,488 is comprised primarily of financing costs of $688,021 offset by a gain of the change in valuation of derivative liabilities of $40,035, and other commission income of $12,850.

During the nine months ended January 31, 2025, other expense of $930,047 is comprised primarily of financing costs of $493,257 and a loss of the change in valuation of derivative liabilities of $467,620, offset by other commission income of $18,835.

Net Income (Loss)

Our net loss attributed to common stockholders for the nine months ended January 31, 2026, was $1,423,052 compared to a net loss of $1,791,717 for the nine months ended January 31, 2026, primarily due to the change in valuation of derivative liabilities and change in financing costs for the nine months ended January 31, 2026, as compared for the nine months ended January 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2026, we had an accumulated deficit of $70,342,036 and a total stockholders’ deficit of $12,245,341. The net cash flow used by operations was $725,087 for the nine months ended January 31, 2026. This deficit results primarily from our net loss of $1,399,213 and increases in loans receivable related to Agoge Global USA, Inc. of $237,179, offset by decreases in non-cash expenses of $296,206 and increases in accounts payable and accrued expenses of $614,830.

We met our cash requirements during the period through revenue of $288,157 and proceed from the sale of common shares $215,000 and proceed from convertible notes $492,000.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At January 31, 2026, we had 4 full-time employees and three part-time employee, and 2 full-time consultants. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating sufficient revenues to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

Number of Employees

From our inception through the period ended January 31, 2026, we have relied on the services of outside consultants for services and currently have four full-time employees and three part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Recently Adopted Accounting Pronouncements. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net income per share. As of January 31, 2026, and April 30, 2025, the Company had one reporting segment, all revenue is reported under this segment Sparta Commercial Services, Inc.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2026. Based on the evaluation of these disclosure controls and procedures and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of January 31, 2026, using the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet necessary enough to merit attention by those responsible for oversight of the Company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of January 31, 2026, we determined that control deficiencies existed that constituted material weaknesses, as described below:

● lack of documented policies and procedures.

● we have no audit committee.

● there is a risk of management override, given that our officers have a high degree of involvement in our day-to-day operations.

● there is no effective separation of duties, which include monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have been unable to improve our internal controls over financial reporting during the quarter ending January 31, 2026. However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets, and the recording of transactions will be performed by separate individuals. Management is currently evaluating the steps to address these material weaknesses.

Accordingly, these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures to conclude that our consolidated financial statements for the quarter ended January 31, 2026, included in this quarterly report on Form 10-Q, were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended January 31, 2026, are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

ITEM 1. LEGAL PROCEEDINGS

As of January 31, 2026, there is no pending litigation against Sparta and any and all prior litigation has been discontinued, settled or otherwise resolved with no liability whatsoever against Sparta.

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

Sales of Preferred Stock, Common Stock, and Warrants:

During the nine months that ended January 31, 2026, the Company:

●	Sold 1,907,478 and subscribed 1,246,468 shares of common stock to accredited investors for cash of $215,000 which includes 1,938,656 warrants at fair value of $67,891
●	Entered into promissory notes with accredited investors totaling $316,000

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

SPARTA COMMERCIAL SERVICES, INC.

Date: March 23, 2026	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

