Form 10-K
period 2026-04-30
SPARTA COMMERCIAL SERVICES, INC.
filed 2026-08-13
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates, on April 30, 2026 was $8,549,999.

As of August 13, 2026, we had 54,636,926 shares of common stock issued and outstanding.

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

III. E-COMMERCE & MOBILE TECHNOLOGY

A. iMobile Solutions, Inc.

Our E-Commerce & Mobile Technology segment operates through iMobile Solutions, Inc. (“iMS”), formerly Specialty Reports, Inc. iMS provides the following:

Mobile Application Development – Through our “iMobileApp” brand (www.imobileapp.com), we create, host, and maintain custom mobile applications for small- and medium-sized businesses across a wide range of industries, including vehicle dealerships, racetracks, golf and country clubs, schools, restaurants, grocery stores, and entertainment venues. Applications incorporate advanced features, including geo-fencing, push notifications, inventory display, event management, CRM integration, and multi-location management. Our subscription model includes development, hosting, updates, and optional fully managed marketing services.

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

IV. HEALTH AND WELLNESS

New World Health Brands, Inc.

In August 2020, NWHB began offering nutritional supplements in response to shifting consumer preferences during the COVID-19 pandemic. Our product line includes high-quality vitamins and minerals—such as iodine, boron, copper/zinc/selenium, and magnesium complex,—sourced and manufactured exclusively in the United States under strict quality standards. Products are sold via our e-commerce website (www.newworldhealthbrands.com) and through marketplaces including Amazon, Walmart, TikTok, eBay, and Etsy. NWHB products serve diverse health needs, from athletic performance and general wellness to anti-aging and skincare.

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

We compete on the basis of service quality, niche market focus, and the ability to develop and deploy proprietary technology solutions across multiple industries of the motorcycle and RV space and do not intend to compete directly with either CarFax® or AutoCheck®.

Employees

As of April 30, 2026, we had four full-time employees and three part-time employees.

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

Risks Related To Our Financial Condition

We have a history of operating losses.

Through our fiscal year ended April 30, 2026, we have incurred significant expenses and have sustained significant losses. We have an accumulated deficit of $71,790,476 at April 30, 2026 and a negative working capital of $11,553,887.

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

We have incurred total liabilities of $12,459,845 as of April 30, 2026. Unless we can restructure some or all this outstanding debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate significant revenue.

Our auditor’s opinion expresses doubt about our ability to continue as a “going concern”.

The independent auditor’s report on our April 30, 2026, and April 30, 2025 consolidated financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern. We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable. Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales, or obtaining credit lines or loans from various financial institutions where possible. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Certain of our securities are subject to variable conversion prices and adjustments. As a result, future conversion of debt into shares of common stock or issuance of new convertible debt may result in significant dilution to our shareholders. There were approximately 42 million potential shares at April 30, 2026. The number of potential shares will likely vary based on fluctuations in the trading price of our stock. We are negotiating potential settlements of debt to reduce the number of potential shares. (SEE ITEM # 3 LEGAL PROCEEDINGS).

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

Our board is empowered to issue, without stockholder approval, preferred stock, on one or more series, with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. From time to time, we have designated, and may in the future designate, series of preferred stock carrying various preferences and rights different from, and greater than, our common stock. As of April 30, 2026, we have three series of preferred stock outstanding. Preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

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

Our business involves the collection, storage, processing, and transmission of confidential information, customer, employee, service provider, and other personal data, as well as information required to access customer assets. We have built our reputation on the premise that our platform offers customers a secure way to transact business. As a result, any actual or perceived security breach of us or our third-party partners may:

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

Although we have developed systems and processes designed to protect the data we manage, prevent data loss, and other security breaches, effectively to respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We may experience in the future: breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties may attempt to gain access to our systems and facilities, as well as those of our customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems and customers’ crypto assets. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. If we acquire a third-party entity, as to which we do not have any current plans, that acquisition may expose us to unexpected security risks or increase costs to improve the security posture of the acquired company. Further, there has been an increase in such threat actor activities as a result of the increased prevalence of hybrid and remote working arrangements in recent years. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.

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

Successful implementation of our growth strategy will also require significant expenditures possibly prior to the generation of any substantial associated revenue and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving and volatile nature of the crypto asset market in which we operate, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue accurately.

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

We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We engage a third-party consultant to assist us with our cybersecurity risk management framework, including the monitoring and detection of cybersecurity threats and responding to any cybersecurity threats or incidents. Our third-party consultant team is managed by our Vice President Operations who reports to the Chief Executive Officer or the board, as appropriate.

As of April 30, 2026, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

ITEM 2. PROPERTIES

Our executive offices are located at 555 Fifth Avenue, 14th Floor, New York, NY 10017. We had an agreement for use of office space at this location under a sub-lease which expired July 31, 2018 and continues on a month-to-month basis thereafter. For the year ended April 30, 2026 and 2025, the rent was $72,000 and $72,000 respectively.

ITEM 3. LEGAL PROCEEDINGS

As of April 30, 2026, there is no pending litigation against Sparta.

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

	High	Low
Fiscal Year 2026
First quarter (May 1, 2025 – July 31, 2025)	$0.18	$0.07
Second quarter (August 1, 2025 – October 31, 2025)	$0.22	$0.07
Third quarter (November 1, 2025 – January 31, 2026)	$0.18	$0.08
Fourth quarter (February 1, 2026 – April 30, 2026)	$0.12	$0.06
Fiscal Year 2025
First quarter (May 1, 2024 – July 31, 2024)	$0.38	$0.07
Second quarter (August 1, 2024 – October 31, 2024)	$0.45	$0.26
Third quarter (November 1, 2024 – January 31, 2025)	$0.33	$0.10
Fourth quarter (February 1, 2025 – April 30, 2025)	$0.32	$0.15

Holders

The approximate number of holders of record of our common stock as of April 30, 2026 was 3,379 excluding stockholders holding common stock under nominee security position listings.

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

As of April 30, 2026, we had outstanding 125 shares of Series A Convertible Preferred Stock, $.001 par value. The Series A shares pay a 6% annual dividend that may be paid in cash or shares of common stock at our option. As of April 30, 2025, we have not distributed any dividends on the Series A shares, in cash or in shares of common stock. Upon conversion of the Series A shares, all accrued and unpaid dividends are extinguished. As of April 30, 2026 and April 30, 2025, there was $11,574 of accrued Series A dividends payable.

As of April 30, 2026, and April 30, 2025, we had no shares of Series B preferred stock outstanding or dividends payable.

As of April 30, 2026, and April 30, 2025, we had 1,953,157, and 1,965,157 shares of Series C convertible preferred stock outstanding, respectively. The Series C convertible preferred stock is non-dividend paying.

As of April 30, 2026, and April 30, 2025, we had 768,288 and 773,548 shares of Series D convertible preferred stock outstanding, respectively. The Series D convertible preferred stock is non dividend paying.

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

Issuance of common stock and restricted preferred units:

During the year ended April 30, 2026, the Company:

●	Issued 9,360,847 shares and converted 654,644 shares to be issued valued at $256,000 to accredited investors related to equity investments which includes 2,153,216 warrants at fair value of $79,419
●	Issued 1,400,000 shares valued at $166,945 for consulting services
●	Issued 136,809 shares of common stock valued at $19,985 upon the settlement of liability
●	Issued 2,150,000 shares and 475,000 shares to be issued valued at $262,506 upon the conversion of convertible notes
●	85,000 shares of common stock to be issued valued at $21,364 upon the issuance debt which includes 100,000 warrants at fair value of $11,474
●	50,000 shares of common stock to be issued valued at $4,000 to accredited investors relating to promissory notes
●	Issued 21,040 shares of common stock valued at $5,260 upon the conversion of preferred series D shares.
●	Issued 400,000 shares and 460,000 shares of common stock to be issued as penalty to noteholders valued at $157,246.

During the year ended April 30, 2025, the Company:

●	Converted 12,000 Series C preferred shares to 36,000 shares of common stock
●	Converted 30,000 Series D preferred shares to 120,000 shares of common stock
●	Issued 8,013,677 shares and 16,992 shares to be issued valued at $821,499 to accredited investors related to equity investments
●	Issued 664,847 shares of common stock to be issued as an incentive or penalty to noteholders valued at $255
●	Issued 850,000 shares of common stock valued at $85,000 relating to the conversion of promissory notes
●	Issued 953,956 shares valued at $232,856 for consulting services

The issuance of shares of our Series C and Series D Convertible Preferred Units was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. These shares were unissued as of April 30, 2026.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“FORWARD-LOOKING” INFORMATION

This report on Form 10-K contains various statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder which represent our expectations and beliefs, including, but not limited to, statements concerning the Company’s business and financial plans and prospects and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and other similar expressions can, but not always, identify forward-looking statements, which speak only as of the date such statement was made. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), including Item 1A of the Company’s Annual Report of Form 10-K for the year ended April 30, 2026. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

RESULTS OF OPERATIONS

Revenues

Revenues totaled $345,312 for the year ended April 30, 2026, compared to $235,544 for the year ended April 30, 2025. Revenues were up by $109,768 or 47% due primarily to an increase in merchant financing fees.

Cost of Revenue

The cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Operating Expenses

General and administrative expenses were $2,429,713 during the year ended April 30, 2026, compared to $1,432,449 during the year ended April 30, 2025, an increase of $997,264, or 70% primarily due to an increase in compensation and related costs of $308,319, accounting and legal fees of $38,376 and general office expense of $25,783, provision for credit losses $751,152 offset by a decrease in consulting fees of $126,366.

The following are the major expense categories:

	2026	2025	Increase (Decrease)%

Compensation and Related cost	996,275	687,956	308,319	45%
Accounting and Legal Fees	105,305	66,929	38,376	57%
Consulting Fees	283,194	409,560	(126,366)	-31%
Rent and Lease	72,000	72,000	-	0%
Provision for credit losses	751,152	-	751,152	100%
General office Expenses	221,787	196,004	25,783	13%
	2,429,713	1,432,449	997,264	70%

Other income (expense)

For the year ended April 30, 2026, other expense of $741,091 is comprised primarily of financing costs of $858,807 offset by a gain of the change in valuation of derivative liabilities of $108,264, and other commission income of $13,350. For the year ended April 30, 2025, other expense of $ is comprised primarily of financing costs of $656,809 and a loss of the change in valuation of derivative liabilities of $266,658, offset by other commission income of $21,837.

Net Income (Loss)

Our net loss attributed to common stockholders for the year ended April 30, 2026, was $2,871,492 compared to a net loss of $2,123,634 for the year ended April 30, 2025, primarily due to provision for credit losses offset by increase in revenue for the year ended April 30, 2026, as compared for the year ended April 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2026, we had an accumulated deficit of $71,790,476 and a total stockholders’ deficit of $13,331,435. The net cash flow used by operations was $779,572 for the year ended April 30, 2026. This deficit results primarily from our net loss of $2,853,618 and increases in merchant advances related to Agoge Global USA, Inc. of $154,797, offset by increases in non-cash expenses of $1,243,975 and increases in accounts payable and accrued expenses of $999,250.

We met our cash requirements during the period through revenue of $345,312 and proceed from the sale of common shares $265,000 and proceeds from convertible notes $592,000.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At April 30, 2026, we had four full time employees, three part time employees, and consultants on an as needed basis. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

AUDITOR’S OPINION EXPRESSES DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A “GOING CONCERN”

The independent auditors report on our April 30, 2026, and 2025 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Number of Employees

For the period ended April 30, 2026, we have had four full-time employees and three part-time employees.

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

Revenue Recognition

The Company acts as the principal in its revenue transactions as it is the primary obligor. The Company’s main source of revenue is comprised of the following:

●	Information Technology-Sparta creates mobile applications (mobile apps) for small and medium-size businesses under the tradename iMobileApp. Sparta provides Vehicle Title History Reports (Cyclechex.com, RVchex.com, and TruckChex.com) containing valuable information for consumers, dealers, insurers, auction houses, and lenders including verifying the specific make, model, and year of a pre-owned vehicles, as well as any Brands that have been placed on the titles. Revenues from mobile app products are generally recognized upon delivery. Revenues from History Reports are typically recognized upon delivery/download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery. The Company records deferred revenues when cash payments are received or due before our performance, including refundable amounts.
●	Wellness products- Our Wellness products feature high-quality dietary supplements, including vitamins and minerals, such as, Iodine for children and adults, Boron, Copper/Zinc/Selenium, and Magnesium Complex. In addition to our B to C website: www.newworldhealthbrands.com, our Wellness products are also offered on various on-line marketplaces. Revenues from New World Health Brands products are generally recognized upon delivery.
●	Merchant financing - Sparta offers Brazilian importers staged financing and automated payment solutions. The system reduces costly delays, lowers transaction fees, and improves cash flow by enabling importers to pay suppliers, freight, and customs fees in stages—giving them time to sell goods before loans mature. Revenues from merchant financing are recognized monthly based on the outstanding balance of the loans.

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

Stock-Based Compensation – Stock Options

The Company grants stock options to employees, officers, directors and other eligible recipients under stock option agreements that may provide for either Incentive Stock Options or Non-Qualified Stock Options. The options generally provide the holder with the right to purchase shares of the Company’s common stock at a specified exercise price during the contractual term of the award and may become exercisable in installments based on the vesting provisions of the applicable agreement.

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Stock-based compensation expense is measured based on the grant-date fair value of the award and is recognized over the requisite service period during which the award vests.

The fair value of stock options is estimated using an option-pricing model based on the terms of the individual award and relevant valuation assumptions, including the market price of the Company’s common stock, exercise price, expected term, expected stock price volatility, risk-free interest rate and expected dividend yield.

For stock options that vest in installments, compensation cost is recognized over the applicable requisite service period in accordance with the vesting provisions of the award. The Company accounts for forfeitures, modifications, cancellations and settlements of stock option awards in accordance with the applicable provisions of ASC 718.

Warrants Issued in Connection with Subscription Agreements

The Company may issue warrants to purchase shares of its common stock in connection with subscription agreements and other equity financing transactions. The Company evaluates warrants and other freestanding equity-linked instruments at issuance to determine the appropriate classification as equity or liabilities in accordance with applicable accounting guidance, including ASC Topic 815, Derivatives and Hedging.

Warrants that are indexed to the Company’s own stock and meet the applicable requirements for equity classification are recorded as a component of stockholders’ equity and are not subsequently remeasured. Warrants that do not qualify for equity classification are accounted for as liabilities, initially measured at fair value and subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

When common stock and warrants are issued together in a financing transaction, the Company allocates the proceeds among the instruments issued in accordance with their respective accounting classification and the applicable accounting guidance. Issuance costs are allocated to the instruments issued based on the applicable accounting treatment for each instrument.

Principles of Consolidation and Noncontrolling Interests

The consolidated financial statements include the accounts of the Company and its subsidiaries over which the Company has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling interests represent the portion of the equity in consolidated subsidiaries that is not attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component in the statements of changes in stockholders’ deficit in the consolidated balance sheets. Net income or loss, as applicable, are attributed to the Company and the noncontrolling interests based on their respective ownership interests.

Changes in the Company’s ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. If the Company ceases to have a controlling financial interest in a subsidiary, the Company deconsolidates the subsidiary and recognizes any resulting gain or loss in accordance with applicable accounting guidance.

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

Recently Adopted Accounting Pronouncements. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net income per share. As of April 30, 2026, and April 30, 2025, the Company had one reporting segment, all revenue is reported under this segment Sparta Commercial Services, Inc.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To: Shareholders and

Board of Directors of Sparta Commercial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sparta Commercial Services, Inc. (the “Company”) as of April 30, 2026, and April 30, 2025, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026, and April 30, 2025, the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, Going Concern Matters, to the financial statements, the Company had a working capital deficit of $11,553,887., and accumulated deficit of $71,790,476, as of April 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B to the financial statements. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Accounting for Embedded Derivative Liabilities Related to Convertible Notes

As described in Notes A, C and F to the financial statements, the Company has certain convertible notes containing variable conversion features. The Company evaluated the terms of these instruments and determined that certain conversion features required bifurcation and liability classification as embedded derivatives. The derivative liabilities are measured at fair value at each reporting date, with changes in fair value recognized in earnings. The Company determined the fair value of the embedded derivatives using a Binomial option-pricing model. During the year ended April 30, 2026, recognized a gain from the change in fair value of $108,264. As of April 30, 2026, the fair value of derivative liabilities was $899,335.

We identified the accounting for and valuation of the embedded derivative liabilities related to the convertible notes as a critical audit matter. The principal considerations for our determination included the significant auditor judgment and effort required to evaluate (1) management’s assessment of the terms and features of the convertible instruments, including the determination of whether the instruments and related features qualified for equity or liability classification, (2) whether conversion features represented embedded derivatives requiring bifurcation from the host instruments, and (3) the valuation of the derivative liabilities, including the valuation methodology and significant assumptions used by management. Auditing these matters involved a high degree of auditor judgment and, with respect to the valuation of the derivative liabilities, specialized skill and knowledge.

Our audit procedures related to the accounting for and valuation of the embedded derivative liabilities included the following, among others:

●	We inspected the executed agreements, including any amendments to the convertible notes containing variable conversion features and evaluated the significant terms and conditions of those instruments.
●	We evaluated management’s assessment of the classification of the instruments as equity or liabilities and whether the conversion features required bifurcation as embedded derivatives, including the effect of the variable conversion price mechanism on that assessment.
●	We evaluated the appropriateness of the valuation methodology and significant assumptions used by management, including the risk-free interest rate, expected stock price volatility, dividend yield, and expected life of the conversion features.
●	We independently obtained relevant market data and other inputs used in the valuation, including the stock price, expected stock price volatility, risk-free interest rate, dividend yield, and expected life of the conversion features.
●	Using independently obtained inputs, we independently recalculated the fair value of the derivative liabilities.

PCAOB ID: 06771

We have served as Sparta Commercial Services, Inc.’s auditor since 2023.

Houston, Texas

August 13, 2026

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED APRIL 30, 2026 AND 2025

	April 30,	April 30,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$118,131	$131,003
Accounts receivable	6,652	5,167
Inventory	1,004	4,607
Prepaid expenses	16,500	-
Merchant Advances (less provision of $751,152)	10,447	606,802
Total Current Assets	152,734	747,579
Rent deposit	9,000	9,000
Total assets	$161,734	$756,579
LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,592,603	$1,333,852
Short Term Loan	1,585	1,585
Current portion notes payable	9,213,098	7,973,762
Derivative liabilities	899,335	1,007,598
Total Current Liabilities	11,706,621	10,316,797
Long Term Liabilities
Loans payable-related parties	650,176	636,233
Notes payable- net of current portion	103,048	396,614
Total Long Term Liabilities	753,224	1,032,847
Total liabilities	12,459,845	11,349,644
Stockholders’ Deficit:
Preferred stock A, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of April 30, 2026 and April 30, 2025, respectively	12,500	12,500
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share, 1,953,157 and 1,965,157 shares issued and outstanding as of April 30, 2026 and April 30, 2025, respectively	1,953	1,953
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 768,288 and 773,548 shares issued and outstanding as of April 30, 2026 and April 30, 2025, respectively	769	774
Common stock, $0.001 par value; 750,000,000 shares authorized, and 53,602,565 and 40,133,669 shares issued and outstanding as of April 30, 2026 and April 30, 2025, respectively	53,603	40,134
Common stock to be issued 34,028,221 and 33,612,875 as of April 30, 2026 and April 30, 2025, respectively	34,028	33,613
Additional paid-in-capital	58,606,188	57,221,495
Subscriptions Receivable	(250,000)	-
Accumulated deficit	(71,790,476)	(68,918,984)
Total deficiency in stockholders’ equity	(13,331,435)	(11,608,515)
Non-controlling interest	1,033,324	1,015,450
Total Deficit	(12,298,111)	(10,593,065)
Total Liabilities and Deficit	$161,734	$756,579

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2026 AND 2025

	2026	2025
Revenue
Information technology	$141,138	$118,266
Wellness products	30,916	37,767
Merchant financing	173,258	79,511
Total Revenue	345,312	235,544
Less Cost of goods sold	28,126	28,178
Gross profit	$317,186	$207,366
Operating expenses:
Compensation and related costs	996,275	687,956
Accounting and legal Fees	105,305	66,929
Consulting fees	283,194	409,560
Rent and lease	72,000	72,000
Provision for credit losses	751,152	-
General office expenses	221,787	196,004
Total operating expenses	2,429,713	1,432,449

Loss from operations	$(2,112,527)	$(1,225,083)
Other income (expense):
Commission on Municipal Bonds	$(13,350)	$(21,837)
Interest Expense on notes	858,807	656,809
Loss (gain) in changes in fair value of derivative liability	(108,264)	266,658
Other income	3,898	(11,995)
Total other (income) expense	$741,091	$889,635
Net loss	(2,853,618)	(2,114,718)
Net profit (loss) attributable to minority shareholder	17,874	8,916
Preferred dividend	-	-
Net loss attributed to common stockholders	$(2,871,492)	$(2,123,634)
Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.06)	(0.06)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.06)	$(0.06)
Weighted average shares outstanding	45,051,366	35,601,730

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED APRIL 30, 2026

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional			Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Subscriptions	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Warrants)	Capital	Receivable	Deficit	Interest	Total
Balance April 30, 2025	125	$12,500	1,953,157	$1,953	773,548	774	40,133,669	40,134	33,612,875	33,613	431,661	56,789,834		(68,918,984)	1,015,450	(10,593,065)
Subscribed shares issued	-	-	-	-	-	-	4,092,669	4,093	(3,953,351)	(3,954)	-	(139)		-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	5,268,178	5,268	3,298,697	3,299	79,419	427,014	(250,000)	-	-	265,000
Issuance of common stock for services	-	-	-	-	-	-	1,400,000	1,400	-	-	-	165,545		-	-	166,945
Issuance of common stock for extinguishment of debt	-	-	-	-	-	-	136,809	137	-	-	-	19,848		-	-	19,985
Issuance of common stock with debt	-	-	-	-	-	-	-	-	85,000	85	11,474	9,805		-	-	21,364
Issuance of common stock for conversion debt	-	-	-	-	-	-	2,150,000	2,150	475,000	475	-	259,875		-	-	262,500
Conversion of preferred shares	-	-	-	-	(5,260)	(5)	21,040	21	-	-	-	(16)		-	-	-
Default shares issued	-	-	-	-	-	-	400,000	400	460,000	460	-	156,386		-	-	157,246
Commitment Shares not yet issued	-	-	-	-	-	-	-	-	50,000	50	-	3,950		-	-	4,000
Expense recognition of stock options												251,532				251,532
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	-	-		(2,871,492)	17,874	(2,853,618)
Balance April 30, 2026	125	$12,500	1,953,157	$1,953	768,288	$769	53,602,365	$53,603	34,028,221	$34,028	$522,553	$58,083,634	$(250,000)	(71,790,476)	$1,033,324	$(12,298,111)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED APRIL 30, 2025

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional			Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Subscriptions	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Warrants)	Capital	Receivable	Deficit	Interest	Total
Balance April 30, 2024	125	$12,500	1,965,157	$1,965	803,548	804	29,495,189	29,495	33,395,883	33,396	204,385	55,869,674	-	(66,795,350)	1,006,534	(9,636,597)
Subscribed shares issued	-	-	-	-	-	-	4,037,571	4,037	(3,758,935)	(3,759)	-	(278)		-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	2,885,043	2,885	4,866,990	4,868	8,468	748,350		-	-	764,571
Issuance of common stock for services	-	-	-	-	-	-	953,956	954	-	-	-	231,902		-	-	232,856
Stock issuance							1,091,063	1,092	(1,091,063)	(1,092)						-
Conversion of notes payable	-	-	-	-	-	-	850,000	850	-	-	-	84,150		-	-	85,000
Warrants issued on equity issuance	-	-	-	-	-	-	-	-	-	-	218,808	(161,880)		-	-	56,928
Default shares issued	-	-	-	-	-	-	664,847	665	-	-	-	(410)		-	-	255
Conversion of preferred shares			(12,000)	(12)	(30,000)	(30)	156,000	156				(114)				-
Commitment Shares not yet issued	-	-	-	-	-	-	-	-	200,000	200	-	18,440		-	-	18,640
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	-	-		(2,123,634)	8,916	(2,114,718)
Balance April 30, 2025	125	$12,500	1,953,157	$1,953	773,548	$774	40,133,669	$40,134	33,612,875	$33,613	$431,661	$56,789,834	$-	(68,918,984)	$1,015,450	$(10,593,065)

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2026 AND 2025

	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,853,618)	$(2,114,718)
Adjustments to reconcile net loss to net cash used in operating activities:	.
Loss (Gain) from change in fair value of derivative liabilities	(108,264)	266,658
Non-cash financing cost	25,364	56,928
Shares issued for services	166,945	232,856
Expense recognition of stock options	251,532
Stocks issued as note holder incentive	-	18,895
Conversion of notes payable to equity	-	85,000
Provision for credit losses	751,152	-
Default shares issued	157,246	-
Changes in operating assets and liabilities
Accounts receivable	(1,485)	1,557
Inventory	3,603	(1,603)
Prepaid expenses	(16,500)	-
Other assets	(154,797)	(606,802)
Accounts payable and accrued expenses	999,250	831,552
Net cash used in operating activities	$(779,572)	$(1,229,677)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	$265,000	$764,571
Net Proceeds from notes payable	592,000	525,000
Repayments of notes payable	(90,300)	(29,000)
Repayment of related party loans	-	(844)
Net cash provided by financing activities	$766,700	$1,259,727

Net (decrease) increase in cash	$(12,872)	$30,050

Cash and cash equivalents, beginning of period	131,003	100,953
Cash and cash equivalents , end of period	$118,131	$131,003

Cash paid for:
Interest	$1,627	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2026

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

Basis of Presentation

The accompanying consolidated financial statements as of April 30, 2026, and 2025 have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to present the operating results for the respective periods fairly. The Company believes that the disclosures provided are adequate to make the information presented accurate.

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

The Company acts as the principal in its revenue transactions as it is the primary obligor.

The Company’s main source of revenue is comprised of the following:

●	Information Technology-Sparta creates mobile applications (mobile apps) for small and medium-size businesses under the tradename iMobileApp. Sparta provides Vehicle Title History Reports (Cyclechex.com, RVchex.com and Truckchex.com) containing valuable information for consumers, dealers, insurers, auction houses, and lenders including verifying the specific make, model, and year of a pre-owned vehicle, as well as Brands that have been placed on titles. Revenues from History Reports are typically recognized upon delivery/download. Prepayments received from customers before delivery (if any) are recognized as deferred revenue and recognized upon delivery. The Company records deferred revenues when cash payments are received or due before our performance, including refundable amounts.

●	Wellness products- Our Wellness products feature high quality dietary supplements, including vitamins and minerals, such as, Iodine for children and adults, Boron, Copper/Zinc/Selenium, and Magnesium Complex. In addition to our B to C website: www.newworldhealthbrands.com, our Wellness products are also offered on various on-line marketplaces. Revenues from New World Health Brands products are generally recognized upon delivery.

●	Merchant financing - Sparta offers Brazilian importers staged financing and automated payment solutions. The system reduces costly delays, lowers transaction fees, and improves cash flow by enabling importers to pay suppliers, freight, and customs fees in stages—giving them time to sell goods before loans mature. Revenues from merchant financing is recognized monthly based on the outstanding balance of the loans.

The following table presents our revenues disaggregated by revenue source:

	For the Years Ended April 30,
	2026	2025
Information Technology	$141,138	$118,266
Wellness products	30,916	37,767
Merchant financing	173,258	79,511
	$345,312	$235,544

Cash and Cash Equivalents

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

The Company has 34,028,221 and 33,612,875 shares of common classified as to be issued at April 30, 2026, and April 30, 2025, respectively included on the balance sheet were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of April 30, 2026, and April 30, 2025, which consist of convertible instruments and rights to shares of the Company’s common stock. It determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company assessed the classification of its derivative financial instruments as of April 30, 2026, and April 30, 2025, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recently Adopted Accounting Pronouncements. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net income per share. As of 2026 and 2025 the Company had one reporting segment, all revenue is reported under this segment Sparta Commercial Services, Inc.

Other accounting standards and amendments to existing accounting standards that have been issued and have future effective dates are not applicable or are not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE B – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements show that the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of April 30, 2026, the Company had an accumulated deficit of $71,790,476 and a working capital deficit (total current liabilities exceeded total current assets) of $11,553,887. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE C – NOTES PAYABLE AND DERIVATIVES

The Company has outstanding numerous notes payable to various parties. The notes bear interest at rates of 5% - 20% per year and are summarized as follows:

Notes Payable	April 30, 2026	April 30, 2025
Convertible notes payable	$5,806,080	$5,124,971
Non-convertible notes payable	1,492,400	1,338,200
Accrued interest	2,017,666	1,907,205
	9,316,146	8,370,376
Discount on notes payable	-	-
Notes payable, net	$9,316,146	$8,370,376

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

The change in fair value of the derivative liabilities of convertible notes outstanding at April 30, 2026, was calculated with the following average assumptions, using a Binomial option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	3.68%-3.88%
Expected stock price volatility	93%-188%
Expected dividend payout	0
Expected options life in years	.25-2 years

Changes in derivative liability during the year ended April 30, 2026, and 2025 were:

	April 30,	April 30,
	2026	2025
Balance, beginning of year	$1,007,598	$740,940
Fair value adjustments	(108,263)	266,658
Balance, end of period	$899,335	$1,007,598

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of April 30, 2026, and April 30, 2025, aggregated loans payable to related parties and, without demand to officers and directors, were $650,176 and $636,233 respectively.

NOTE E – EQUITY TRANSACTIONS

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. The Company had 53,602,365 and 40,133,669 shares of common stock issued and outstanding as of April 30, 2026, and April 30, 2025, respectively. The Company had 34,028,221 and 33,612,875 shares of common classified as to be issued at April 30, 2026, and April 30, 2025, respectively.

During the year ended April 30, 2026, the Company

●	Issued 9,360,847 shares and converted 654,644 shares to be issued valued at $256,000 to accredited investors related to equity investments which includes 2,153,216 warrants at fair value of $79,419
●	Issued 1,400,000 shares valued at $166,945 for consulting services
●	Issued 136,809 shares of common stock valued at $19,985 upon the settlement of liability
●	Issued 2,150,000 shares and 475,000 shares to be issued valued at $262,506 upon the conversion of convertible notes
●	85,000 shares of common stock to be issued valued at $21,364 upon the issuance debt which includes 100,000 warrants at fair value of $11,474
●	50,000 shares of common stock to be issued valued at $4,000 to accredited investors relating to promissory notes
●	Issued 21,040 shares of common stock valued at $5,260 upon the conversion of preferred series D shares.
●	Issued 400,000 shares and 460,000 shares of common stock to be issued as penalty to noteholders valued at $157,246.

During the year ended April 30, 2025, the Company:

●	Issued 8,013,677 shares and 16,992 shares to be issued valued at $821,499 to accredited investors related to equity investments.
●	Issued 953,956 shares valued at $232,856 for consulting services.
●	664,847 shares of common stock to be issued as an incentive or penalty to noteholders valued at $255.
●	Issued 850,000 shares of common stock valued at $85,000 upon the conversion of convertible notes
●	Issued 36,000 shares valued at $6,000 upon the conversion of preferred series C shares
●	Issued 120,000 shares valued at $30,000 upon the conversion of preferred series D shares

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

During the years ended April 30, 2026, and 2025, the Company did not issue any preferred stock.

During the year ended April 30, 2026, the Company

●	Converted 5,260 Series D preferred shares to 21,040 shares of common stock

During the year ended April 30, 2025, the Company

●	Converted 12,000 Series C preferred shares to 36,000 shares of common stock
●	Converted 30,000 Series D preferred shares to 120,000 shares of common stock

As of April 30, 2026, and April 30, 2025, the Company had:

	April 30,	April 30,
Preferred stock outstanding shares	2026	2025
Series A	125	125
Series B	-	-
Series C	1,953,157	1,953,157
Series D	768,288	773,548

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

The table below summarizes the fair values of financial liabilities as of April 30, 2026, and April 30, 2025:

	Fair Value at	Fair Value Measurement Using
	April 30, 2026	Level 1	Level 2	Level 3
Derivative liabilities	$899,335	-	-	$899,335

	Fair Value at	Fair Value Measurement Using
	April 30, 2025	Level 1	Level 2	Level 3
Derivative liabilities	$1,007,598	-	-	$1,007,598

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

NOTE G - PROPERTY AND EQUIPMENT

Major classes of property and equipment at April 30, 2026, and April 30, 2025, consist of the following:

	2026	2025
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(213,262)	(213,262)
Net property and equipment	$-	$-

All equipment is fully depreciated as of the fiscal year end April 30, 2025. No additional investment in equipment during the year ended April 30, 2026.

NOTE H – WARRANTS AND STOCK OPTIONS:

During the year ended April 30, 2026, the Company

●	Issued 2,253,216 warrants exercisable between $0.25 and $0.30 per share and lives of 2 years
●	Issued 4,560,000 stock options exercisable at $0.14 and lives of 5 years

During the year ended April 30, 2025, the Company:

●	Issued 3,876,017 warrants exercisable between $0.30 and $0.55 per share and lives of 2 years.

As of April 30, 2026, a total of 18,621,038 stock options were vested. The computed fair value was $81,275.

NOTE I – MERCHANT ADVANCES DISCLOSURE

The Company has outstanding advances under short-term lines of credit extended to merchants. These advances are measured at amortized cost and are subject to an allowance for credit losses based on the Company’s expected credit loss methodology. Management monitors the performance and collectability of its merchant receivables, including payment activity and economic, regulatory and other developments that may affect their valuation and recoverability. Under the applicable agreements, the principal amount advanced, total repayment amount, interest amount and number of required payments are fixed over the agreed term of each disbursement, irrespective of the timing of individual payments received during such term.

During the year ended April 30, 2026, the payment performance of one merchant declined and certain payments were not made in accordance with the original contractual repayment schedule. Prior to this deterioration in payment performance, the merchant had made approximately 300 scheduled payments associated with more than 50 separate funding tranches. In light of these circumstances, the Company and the merchant mutually agreed in April 2026 to amend the repayment terms of the outstanding advances to provide for revised payment dates.

As of April 30, 2026, the Company had $761,599 of outstanding advances receivable from this merchant. Based on the merchant’s payment performance, subsequent collection activity, and the information available as of April 30, 2026, the Company recorded an allowance of $751,152 for credit losses against the merchant advances. The allowance reflects the application of the Company’s expected credit loss methodology and applicable accounting guidance to the facts and circumstances existing as of April 30, 2026. The allowance does not constitute forgiveness or cancellation of the amounts owed by the merchant and does not relieve the merchant of its contractual repayment obligations under the amended repayment terms or limit the Company’s contractual rights with respect to the outstanding amounts.

As of April 30, 2026, and April 30, 2025, the outstanding merchant advances were $10,447 and $606,802 respectively.

NOTE J - INCOME TAXES

At April 30, 2026, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $70,602,605 that may be used to offset future taxable income and expiring through the tax year 2037, subject to certain limitation pursuant to Internal Revenue Code Section 382. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that, the benefits will not be realized.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended April 30,
	2026	2025
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(7.1)	(7.1)
Permanent differences	6.7	6.7
Change in valuation allowance	21.4	21.4
Provision for income taxes	0.0%	0.0%

The benefit for income taxes differed from the amount computed using the US federal income tax rate of 21% for April 30, 2026, and 2025 were as follows

	April 30,
	2026	2025
Income tax (benefit)	$(610,674)	$(452,550)
Non-deductible	191,406	57,065
Change in valuation allowance	419,268	395,485
Income tax (benefit) per financial statements	$-	$-

Components of deferred tax assets as of April 30, 2026, and estimated 2025 are as follows:

	April 30,
	2026	2025
Noncurrent:
Net operating loss carry forward	$14,427,432	$14,008,164
Valuation allowance	(14,427,432)	(14,008,164)
Net deferred tax asset	$-	$-

NOTE K - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sublease which expired on July 31, 2018, and continues on a month-to-month basis thereafter. The monthly base rent is $6,000.

Rent expense was $72,000 and $72,000 for the years ending April 30, 2026, and 2025, respectively.

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

As of April 30, 2026, the Company recorded accrued payroll tax liabilities of approximately $532,763, compared to $428,833 as of April 30, 2025. The balance includes federal payroll taxes, primarily Social Security and Medicare, along with applicable state unemployment and withholding taxes.

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

As of April 30, 2026, there is no pending litigation against Sparta and any and all prior litigation has been discontinued, settled or otherwise resolved with no liability whatsoever against Sparta.

NOTE L – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure as of the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

Subsequent to April 30, 2026, the Company:

●	Issued 559,561 shares valued at $30,000 to accredited investors related to equity investments.
●	Issued 400,000 shares valued at $38,400 for consulting services.
●	Issued 75,000 shares of common stock valued at $12,500 upon the conversion of 25,000 shares of preferred series C shares.

On May 4, 2026, the merchant (see Note I) made a payment of $10,447 toward the outstanding balance but did not make all payments in accordance with the first amended repayment schedule. The Company continued discussions with the merchant regarding repayment of the remaining balance and, on July 31, 2026, the Company and the merchant mutually agreed to a second amendment that further revised the timing of the remaining payments. As of the date of this filing, no payments required under the second amended repayment schedule have become past due.

The Company will continue to monitor the merchant’s performance under the revised repayment terms. In the event the merchant does not perform in accordance with those terms, the Company may exercise its contractual rights and pursue appropriate collection remedies with respect to amounts then due and payable. Any amounts ultimately recovered will be accounted for in accordance with applicable accounting guidance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9.01 - FINANCIAL STATEMENTS AND EXHIBITS

(a) Financial Statements of Business Acquired. N/A

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2026. Based on the evaluation of these disclosure controls and procedures, and considering the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2026, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2026, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day-to-day operations;
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2026. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2026 based on criteria established in Internal Control—Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2026 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2026 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fiscal year ended April 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

Our Management

The following table sets forth our executive officers and directors and their respective ages and positions as of April 30, 2026.

Name	Age	Position
Anthony L. Havens	72	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kristian Srb	71	Director
Jeffrey Bean	73	Director
Sandra L. Ahman	63	Vice President, Secretary and Director

Management Profiles

Anthony L. Havens is the Chairman, Chief Executive Officer, and a Director of Sparta Commercial Services, Inc, which he co-founded in 2004, and its subsidiaries, including Agoge Global USA. Mr. Havens penchant for taking the road less traveled has become his proven strategy over a more than 40-year career. His most recent joint venture agreement with Brazilian partner WeDev Group Ltda. culminated in December 2022. The visionary offspring of that partnership, Agoge Global USA, effectively transforms the outdated import/export transactional marketplace worldwide. Similarly, Mr. Havens has spearheaded through inspiration, creation and operational motivation for all other Sparta subsidiaries, product lines and services, and marketing strategy. They include Sparta’s mobile app, iMobile, Sparta Crypto, New World Health Brands, and SpartaPayIQ. Previously, Mr. Havens was Chief Executive Officer and a Director of American Motorcycle Leasing Corp. (exited), a company he co-founded in 1994 and successfully launched the first of its kind full service, powersports consumer finance operational platform company into the marketplace with sales in 32 US states. Mr. Havens has more than 40 years of experience in finance and investment banking.

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

Sandra L. Ahman, Vice President, Secretary and Director. Ms. Ahman has been a Director of Sparta Commercial Services, Inc. since its inception in 2004, and as VP Operations. Ms. Ahman has managed originations, underwriting, servicing, and collections of its consumer financing portfolio. From 1994 to 2004, she was Vice President of Operations of American Motorcycle Leasing Corp. She was Manager, Human Resources for Comart and Aniforms, a sales promotion/marketing agency in New York, where she worked from 1986 to 1993. Beyond her professional career, Sandra has been deeply committed to community service. She volunteered with The Children’s Aid Society in New York City for 15 years, serving as President and later Chairman of its 500-member Associates Council, and spent a decade as a member of the Advisory Council to the organization’s Board of Trustees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sparta’s executive officers, directors, and persons who beneficially own more than ten percent of Sparta’s common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Sparta’s common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Sparta with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Sparta in connection with the fiscal year ended April 30, 2026, Sparta is not aware of any material delinquencies in the filing of such reports.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth information concerning the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended April 30, 2026 (“Named Executive Officers”).

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)(a)	($)	($)	($)	($)(b)	($)

Anthony L. Havens	2026	280,000		-	119,490		399,490
Chief Executive Officer	2025	280,000		-	119,490		399,490

Sandra L. Ahman	2026	140,000	-	-	51,210	-	191,210
Vice President, Operations	2025	140,000	-	-	51,210	-	191,210

(a)	For Mr. Havens includes accrued; unpaid net salary of $46,666 at year end 2026. For Ms. Ahman, includes accrued; unpaid net salary of $69,394 respectively.
(b)	This column reports the total amount of perquisites and other benefits provided, if such total amount exceeds $10,000.

In general, compensation payable to a Named Executive Officer consists of a base salary, a stock or stock option award, and may include a cash bonus. During our 2026 fiscal year, we had in effect a written employment agreement with Mr. Havens and Ms. Ahman. Our compensation system has generally not been tied to performance-based conditions other than the passage of time.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Name Executive Officers as of April 30, 2026.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Un- exercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Anthony L. Havens	376,256		0.1400	7/8/2027	-	-
Sandra L. Ahman	125,419		0.1400	7/8/2027	-	-
Anthony L. Havens	886,153		0.1400	7/22/2027	-	-
Sandra L. Ahman	727,273		0.1400	7/22/2027	-	-
Anthony L. Havens	500,000		0.0800	1/2/2027	-	-
Sandra L. Ahman	250,000		0.0800	1/2/2027	-	-
Anthony L. Havens	1,718,322		0.0800	1/2/2027	-	-
Sandra L. Ahman	1,562,500		0.0800	1/2/2027	-	-
Anthony L. Havens	934,579		0.1070	12/22/2027	-	-
Sandra L. Ahman	467,290		0.1070	12/22/2027	-	-
Anthony L. Havens	950,000		0.1400	2/8/2028	-	-
Sandra L. Ahman	400,000		0.1400	2/8/2028	-	-
Anthony L. Havens	1,400,000		0.1400	2/21/2029	-	-
Sandra L. Ahman	600,000		0.1400	2/21/2029	-	-
Anthony L. Havens	2,100,000		0.1400	2/5/2030	700,000	65,800
Sandra L. Ahman	900,000		0.1400	2/5/2030	300,000	28,200
Anthony L. Havens	2,500,000		0.1400	1/16/2031	1,666,666	156,667
Sandra L. Ahman	1,100,000		0.1400	1/16/2031	733,333	68,933

In fiscal 2026, non-employee directors received compensation. The Company granted to each of its two independent Directors five year options to purchase 350,000 shares of the Company’s common stock at $0.14 per share. The options vest in three equal tranches over three years. These options represent compensation for past service on the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In May 2009, the Company’s Board of Directors authorized a 2009 Consultant Stock Plan covering 133,334 shares of the Company’s common stock for purposes of compensation of certain consultants. Effective June 12, 2013, the Plan was amended to increase the authorized number of shares by 500,000 bringing the total number of authorized shares to 633,333. During the fiscal year ended April 30, 2026, no shares were issued under the plan.

In October 2014, the Company’s Board of Directors approved the “2014 Equity Incentive Plan” authorizing the issuance of up to 3,000,000 shares of the Company’s common stock or common stock purchase options. The purpose of the 2014 Equity Incentive Plan (the “2014 Plan”) is to advance the interests of Sparta Commercial Services, Inc. (the “Company”) and its shareholders by enabling the Company and its Subsidiaries to attract and retain persons of ability to perform services for the Company and its Subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The shares underlying the 2014 Plan were registered on Form S-8 with the Securities and Exchange Commission on November 3, 2014. During the fiscal year ended April 30, 2026, no shares of common stock were issued under the 2014 Plan.

Common Stock

The table below sets forth information regarding the beneficial ownership of our common stock as of August 5, 2026 by: each of our directors; each of our executive officers; all of our executive officers and directors as a group; and each person known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities, which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the 54,636,926 outstanding shares as of August 13, 2026, increased to reflect the beneficially owned shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name (a)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anthony L. Havens (1)	9,001,243	16.47%
Kristian Srb (2)	1,857,599	3.40%
Jeffrey Bean (3)	1,577,900	2.89%
Sandra L. Ahman (4)	5,099,149	9.33%
All current directors and named officers as a group (4 in all)	17,535,969	32.10%

(a)	Unless indicated otherwise, the address for each person named in the table is c/o Sparta Commercial Services, Inc., 555 Fifth Avenue, 14thFloor. New York, NY 10017.

(1)	Includes (i) 376,256 vested stock options, all exercisable at $0.14 per share until July 8, 2029, (ii) 886,154 vested stock options, all exercisable at $0.14 per share until July 22, 2029, (iii) 500,000 vested stock options all exercisable at $0.08 per share until January 3, 2029, (iv) 1,718,322 vested stock options all exercisable at $0.08 per share until January 3, 2029, (v) 934,579 vested stock options all exercisable at $0.107 per share until December 22, 2027, (vi) 950,000 vested stock options all exercisable at $0.14 per share until February 8, 2030, (vii) 1,400,000 vested stock options all exercisable at $0.14 per share until February 21, 2029, (viii) 1,400,000 vested stock options all exercisable at $0.14 per share until February 5, 2030, and (ix) 833,334 vested stock options all exercisable at $0.14 per share until January 16, 2031.

(2)	Includes (i) 482,143 vested stock options, all exercisable at $0.14 per share until July 8, 2029, (ii) and 187,500 vested stock options, all exercisable at $0.08 per share until January 3, 2029, (iii) 467,290 vested stock options all exercisable at $0.107 per share until December 22, 2027, (iv) 200,000 vested stock options all exercisable at $0.14 per share until February 8, 2028, (v) 200,000 vested stock options all exercisable at $0.14 per share until February 21, 2029, (vi) 200,000 vested stock options all exercisable at $0.14 per share until February 21, 2030, and (vii) 116,667 vested stock options all exercisable at $0.14 per share until January 16, 2031.

(3)	Includes (i) 482,143 vested stock options, all exercisable at $0.14 per share until July 8, 2029, (ii) 187,500 vested stock options, all exercisable at $0.08 per share until January 3, 2029, (iii) 200,000 vested stock options all exercisable at $0.14 per share until February 8, 2030, (iv) 200,000 vested stock options all exercisable at $0.14 per share until February 21, 2029, (v) 200,000 vested stock options all exercisable at $0.14 per share until February 5, 2030, and (vi) 116,667 vested stock options all exercisable at $0.14 per share until January 16, 2031.

(4)	Includes (i) 125,419 vested stock options, all exercisable at $0.14 per share until July 8, 2029, (ii) 727,273 vested stock options, all exercisable at $0.14 per share until July 22, 2029, (iii) 250,000 vested stock options, all exercisable at $0.08 per share until January 3, 2029, (iv) 1,562,500 vested stock options, all exercisable at $0.08 per share until January 3, 2029, (v) 467,290 vested stock options, all exercisable at $0.107 per share until December 22, 2027, (vi) 400,000 vested stock options all exercisable at $0.14 per share until February 8, 2030, (vii) 600,000 vested stock options all exercisable at $0.14 per share until February 21, 2029, (viii) 600,000 vested stock options all exercisable at $0.14 per share until February 5, 2030, and (ix) 366,667 vested stock options all exercisable at $0.14 per share until January 16, 2031.

Changes in Control

Other than outstanding convertible securities, we do not have any arrangements that may result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with our Directors during the fiscal years ended April 30, 2026 and 2025. As of April 30, 2026, and April 30, 2025, aggregated loans payable to related parties and, without demand to officers and directors, were $650,176 and $636,233 respectively.

Director Independence

None of our directors, other than Kristian Srb and Jeffrey Bean, is deemed an independent director. For purposes of determining independence, we are applying the independence standards of the NASDAQ Stock Market LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Victor Mokoulu, our principal independent registered public accounting firm, during the fiscal year ended April 30, 2026 the fees were $23,500. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

There were no audit related fees provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2026, and 2025. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by our principal independent registered public accounting firm during the fiscal years ended April 30, 2026 and 2025 were $0 and $0, respectively. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audits, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm. All services performed by our principal independent registered public accounting firm, and all fees paid, in our fiscal years ended April 30, 2026 and 2025 were pre-approved. The Board of Directors is responsible for matters typically performed by an audit committee. We do not presently have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor’s provision of audit and non-audit services was compatible with maintaining the auditor’s independence.

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

Date: August 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Anthony L. Havens
Anthony L. Havens
Chief Executive Officer, President, Interim Principal Financial Officer
and Chairman of the Board

Date: August 13, 2026

By:	/s/ Sandra L. Ahman
Sandra L. Ahman
Vice President and Director

Date: August 13, 2026

By:	/s/ Kristian Srb
Kristian Srb
Director

Date: August 13, 2026

By:	/s/ Jeffrey Bean
Jeffrey Bean
Director

Date: August 13, 2026

Page 62 of 62