Form 10-Q
period 2026-07-31
SPARTA COMMERCIAL SERVICES, INC.
filed 2026-09-21
CIK 318299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT according to SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

☐	TRANSITION REPORT according to SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number: 000-09483

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

As of September 21, 2026, we had 56,208,843 shares of common stock issued and outstanding.

SPARTA COMMERCIAL SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of July 31, 2026 and April 30, 2026

	July 31,	April 30,
	2026	2026
	(‘Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$54,738	$118,131
Accounts receivable	6,544	6,652
Inventory	1,914	1,004
Prepaid expenses	21,376	16,500
Merchant advances (less provision of $857,052 and $751,152, respectively)	-	10,447
Total Current Assets	84,572	152,734
Rent deposit	9,000	9,000
Total assets	$93,572	$161,734
LIABILITIES AND DEFICIT
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,665,087	$1,592,603
Short Term Loan	1,585	1,585
Current portion notes payable	9,504,042	9,213,098
Derivative liabilities	756,109	899,335
Total Current Liabilities	11,926,823	11,706,621
Long Term Liabilities
Loans payable-related parties	653,690	650,176
Notes payable- net of current portion	104,939	103,048
Total Long Term Liabilities	758,629	753,224
Total liabilities	12,685,452	12,459,845
Stockholders’ Deficit:
Preferred stock A, $0.001 par value; 10,000,000 shares authorized of which 35,850 shares have been designated as Series A convertible preferred stock, with a stated value of $100 per share, 125 and 125 shares issued and outstanding as of July 31, 2026 and April 30, 2026, respectively	1	1
Preferred stock C, 4,200,000 shares have been designated as Series C redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1 per share, 1,928,157 and 1,953,157 shares issued and outstanding as of July 31, 2026 and April 30, 2026, respectively	1,928	1,953
Preferred stock D, 2,000,000 shares have been designated as Series D redeemable, convertible preferred, $0.001 par value, with a liquidation and redemption value of $1.00 per share, 768,288 and 768,288 shares issued and outstanding as of July 31, 2026 and April 30, 2026, respectively	769	769
Common stock, $0.001 par value; 750,000,000 shares authorized, and 54,636,926 and 53,602,565 shares issued and outstanding as of July 31, 2026 and April 30, 2026, respectively	54,638	53,603
Common stock to be issued, 35,434,706 and 34,028,221 as of July 31, 2026 and April 30, 2026, respectively	35,435	34,028
Additional paid-in-capital	58,857,778	58,618,687
Subscriptions Receivable	(250,000)	(250,000)
Accumulated deficit	(72,289,995)	(71,790,476)
Total deficiency in stockholders’ equity	(13,589,446)	(13,331,435)
Non-controlling interest	997,566	1,033,324
Total Deficit	(12,591,880)	(12,298,111)
Total Liabilities and Deficit	$93,572	$161,734

*	Derived from audited information

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED July 31, 2026 AND 2025

(Unaudited)

	For the Three Months Ended July 31,
	2026	2025
Revenue
Information technology	$45,154	$32,768
Wellness products	2,186	11,330
Merchant financing	358	52,590
Total Revenue	47,698	96,688
Less Cost of goods sold	6,901	8,472
Gross profit	$40,797	$88,216
Operating expenses:
Compensation and related costs	256,707	193,649
Accounting and legal Fees	1,140	29,525
Consulting fees	48,709	66,865
Rent and lease	18,000	18,000
Provision for credit losses	105,900	-
General office expenses	66,414	59,510
Total operating expenses	496,870	367,549

Loss from operations	$(456,073)	$(279,333)
Other expense/(income):
Commission on Municipal Bonds	$(1,476)	$(9,624)
Interest Expense on notes	187,104	167,796
Loss (gain) in changes in fair value of derivative liability	(143,226)	36,686
Loss on extinguishment of debt	36,802	-
Other expense	-	200
Total other (income) expense	$79,204	$195,058
Net loss	(535,277)	(474,391)
Net profit (loss) attributable to minority shareholder	(35,759)	7,938
Net loss attributed to common stockholders	$(499,518)	$(482,329)
Basic and diluted loss per share:
Loss from continuing operations attributable to Sparta Commercial Services, Inc. common stockholders	(0.01)	(0.01)
Net loss attributable to Sparta Commercial Services, Inc. common stockholders	$(0.01)	$(0.01)
Weighted average shares outstanding	54,139,587	40,733,568

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2026

(Unaudited)

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional			Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Subscriptions	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Warrants)	Capital	Receivable	Deficit	Interest	Total
Balance April 30, 2026	125	$1	1,953,157	$1,953	768,288	$769	53,602,365	$53,603	34,028,221	$34,028	$522,553	$58,096,133	$(250,000)	$(71,790,476)	$1,033,324	$(12,298,111)
Subscribed shares issued	-	-	-	-	-	-	559,561	560	(559,561)	(560)	-	-		-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	-	-	1,098,562	1,099	15,710	43,191	-	-	-	60,000
Issuance of common stock for services	-	-	-	-	-	-	400,000	400	100,000	100	-	45,500		-	-	46,000
Issuance of common stock for settlement of accrued interest on Note	-	-	-	-	-	-	-	-	473,829	474	-	42,171		-	-	42,645
Conversion of preferred shares	-	-	(25,000)	(25)	-	-	75,000	75	-	-	-	(50)		-	-	-
Stock issued as note holder incentive	-	-	-	-	-	-	-	-	293,655	294	-	26,135		-	-	26,429
Expense recognition of stock options	-	-	-	-	-	-	-	-	-	-	-	66,434	-	-	-	66,434
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	-	-		(499,518)	(35,759)	(535,277)
Balance July 31, 2026	125	$1	1,928,157	$1,928	768,288	$769	54,636,926	$54,638	35,434,706	$35,435	$538,263	$58,319,515	$(250,000)	$(72,289,995)	$997,566	$(12,591,880)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2025

(Unaudited)

											Additional
	Series A		Series C		Series D				Common Stock		Paid in	Additional			Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be issued		Capital	Paid in	Subscriptions	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Warrants)	Capital	Receivable	Deficit	Interest	Total
Balance April 30, 2025	125	$1	1,953,157	$1,953	773,548	$774	40,133,669	$40,134	33,612,875	$33,613	$431,661	$56,802,333	$-	$(68,918,984)	$1,015,450	$(10,593,065)
Subscribed shares issued	-	-	-	-	-	-	781,986	782	(781,986)	(782)	-	-		-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	-	-	1,320,410	1,321	25,869	67,810		-	-	95,000
Issuance of common stock for services	-	-	-	-	-	-	450,000	450	-	-	-	53,985		-	-	54,435
Issuance of common stock for settlement of debt							136,809	137	-	-	-	19,848				19,985
Commitment Shares not yet issued	-	-	-	-	-	-	-	-	50,000	50	-	3,950		-	-	4,000
Net Income (loss)	-	-	-	-	-	-	-	-	-	-	-	-		(482,329)	7,938	(474,391)
Balance July 31, 2025	125	$1	1,953,157	$1,953	773,548	$774	41,502,464	$41,503	34,201,299	$34,202	$457,530	$56,947,926	$-	$(69,401,313)	$1,023,388	$(10,894,036)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTA COMMERCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ( loss )	$(535,277)	$(474,391)
Adjustments to reconcile net loss to net cash used in operating activities:	.
Loss (Gain) from change in fair value of derivative liabilities	(143,226)	36,686
Non-cash financing cost	-	1,867
Shares issued for services	46,000	54,435
Expense recognition of stock options	66,434	-
Stocks issued as note holder incentive	26,429	-
Provision for credit losses	105,900	-
Changes in operating assets and liabilities
Accounts receivable	108	174
Inventory	(910)	-
Prepaid expenses	(4,876)
Other assets	(95,453)	(179,512)
Accounts payable and accrued expenses	301,478	214,070
Net cash used in operating activities	$(233,393)	$(346,671)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	$60,000	$95,000
Net Proceeds from notes payable	110,000	166,000
Net cash provided by financing activities	$170,000	$261,000

Net (decrease) increase in cash	$(63,393)	$(85,671)

Cash and cash equivalents, beginning of period	118,131	131,003
Cash and cash equivalents, end of period	$54,738	$45,332

Cash paid for:
Interest	$300	$300
Income taxes	$-	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2026, and for the three months ended July 31, 2026, and 2025 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended April 30, 2026, as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission on August 13, 2026.

The results of operations for the three months ended July 31, 2026, are not necessarily indicative of the results to be expected for any other interim period or the full year ending April 30, 2027.

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

The following table presents our revenues disaggregated by revenue source:

	For the three months ended July 31
	2026	2025
Revenue
Information technology	45,154	32,768
Wellness products	2,186	11,330
Merchant financing	358	52,590
Total Revenue	47,698	96,688

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

The Company has 35,434,706 and 34,028,221 shares of common classified as to be issued at July 31, 2026, and April 30, 2026, respectively included on the balance sheet were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share along with 18,067,622 and 18,052,556 shares of common stock related to convertible notes outstanding at July 31, 2026, and April 30, 2026, respectively.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2026, and April 30, 2026, which consist of convertible instruments and rights to shares of the Company’s common stock. It determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company assessed the classification of its derivative financial instruments as of July 31, 2026, and April 30, 2026, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE B – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements show that the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of July 31, 2026, the Company had an accumulated deficit of $72,289,995 and a working capital deficit (total current liabilities exceeded total current assets) of $11,842,251. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

The change in fair value of the derivative liabilities of convertible notes outstanding at July 31, 2026, was calculated with the following average assumptions, using a Binomial option-pricing model are as follows:

Significant Assumptions:
Risk free interest rate	4.08% for 1 year and 4.28$ for 2 years
Expected stock price volatility	119% for 1 year and 182% for 2 years
Expected dividend payout	0
Expected options life in years	1 and 2 years

Changes in derivative liability during the three months ended July 31, 2026, and 2025 were:

	July 31,	July 31,
	2026	2025
Balance, beginning of year	$899,335	$1,007,598

Fair value adjustments	(143,226)	36,686
Balance, end of period	$756,109	$1,044,384

NOTE D – LOANS PAYABLE TO RELATED PARTIES

As of July 31, 2026, and April 30, 2026, aggregated loans payable to related parties and, without demand to officers and directors, were $653,690 and $650,176 respectively.

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

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, $0.001 par value. The Company had 54,636,926 and 53,602,365 shares of common stock issued and outstanding as of July 31, 2026, and April 30, 2026, respectively. The Company had 35,334,706 and 34,028,221 shares of common classified as to be issued at July 31, 2026, and April 30, 2026, respectively.

During the three months ended July 31, 2026, the Company

●	Issued 559,561 shares and 539,001 shares to be issued valued at $60,000 to accredited investors related to equity investments which includes 549,282 warrants at fair value of $15,710.
●	Issued 400,000 shares and 100,000 shares to be issued valued at $46,000 for consulting services.
●	Issued 75,000 shares of common stock valued at $12,500 upon the conversion of 25,000 shares of preferred series C shares.

During the three months ended July 31, 2025, the Company:

●	Issued 781,986 shares and 538,424 shares to be issued valued at $95,000 to accredited investors related to equity investments which includes 660,205 warrants at fair value of $25,869
●	Issued 450,000 shares valued at $54,435 for consulting services
●	Issued 136,809 shares of common stock valued at $19,985 upon the settlement of liability
●	50,000 shares of common stock to be issued valued at $4,000 to accredited investors relating to promissory notes

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

During the three months ended July 31, 2026, and 2025, the Company did not issue any preferred stock.

During the quarter ended July 31, 2026, the Company

●	Converted 25,000 Series C preferred shares to 75,000 shares of common stock

During the year ended April 30, 2026, the Company

●	Converted 5,260 Series D preferred shares to 21,040 shares of common stock

As of July 31, 2026, and April 30, 2026, the Company had:

	July 31,	April 30,
Preferred stock outstanding shares	2026	2026
Series A	125	125
Series B	-	-
Series C	1,928,157	1,953,157
Series D	768,288	768,288

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

The table below summarizes the fair values of financial liabilities as of July 31, 2026, and April 30, 2026:

	Fair Value at	Fair Value Measurement Using
	July 31, 2026	Level 1	Level 2	Level 3
Derivative liabilities	$756,109	-	-	$756,109

	Fair Value at	Fair Value Measurement Using
	April 30, 2026	Level 1	Level 2	Level 3
Derivative liabilities	$899,335	-	-	$899,335

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

NOTE G - PROPERTY AND EQUIPMENT

Major classes of property and equipment at July 31, 2026, and April 30, 2026, consist of the following:

	July 2026	April 2026
Computer equipment, software and furniture	$213,262	$213,262
Less: accumulated depreciation	(213,262)	(213,262)
Net property and equipment	$-	$-

All equipment is fully depreciated as of the fiscal year end April 30, 2026. During the three months ended July 31, 2026, the Company expensed $12,000 related to the planning and post implementation phases of development of its website but no additional investment in property and equipment.

NOTE H – WARRANTS AND STOCK OPTIONS:

During the three months ended July 31, 2026, the Company

●	Issued 549,282 warrants exercisable at $0.25 per share and lives of 2 years

During the three months ended July 31, 2025, the Company:

●	Issued 660,205 warrants exercisable at $0.30 per share and lives of 2 years.

No stock options were issued to employees or service providers during the three months ended July 31, 2026. As of July 31, 2026, a total of 18,621,038 stock options were vested. The computed fair value was $47,808.

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

During the year ended April 30, 2026, the payment performance of one merchant declined, and certain payments were not made in accordance with the original contractual repayment schedule. Prior to this deterioration in payment performance, the merchant had made approximately 300 scheduled payments associated with more than 50 separate funding tranches. In light of these circumstances, the Company and the merchant mutually agreed in April 2026 to amend the repayment terms of the outstanding advances to provide for revised payment dates.

During the quarter ended July 31, 2026, additional advances of $105,900 and payments of $10,447 were made. On July 31, 2026, the Company and the merchant mutually agreed to amend the repayment terms of the outstanding advances to provide for revised payment dates.

As of July 31, 2026, and April 30, 2026, the Company had $857,052 and $761,599, respectively of outstanding advances receivable from this merchant. Based on the merchant’s payment performance, subsequent collection activity, and the information available as of July 31, 2026, and April 30, 2026, the Company recorded an allowance of $857,052 and $751,152, respectively for credit losses against the merchant advances. The allowance reflects the application of the Company’s expected credit loss methodology and applicable accounting guidance to the facts and circumstances existing as of July 31, 2026, and April 30, 2026. The allowance does not constitute forgiveness or cancellation of the amounts owed by the merchant and does not relieve the merchant of its contractual repayment obligations under the amended repayment terms or limit the Company’s contractual rights with respect to the outstanding amounts.

As of July 31, 2026, and April 30, 2026, the outstanding merchant advances were $0 and $10,447 respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Our executive offices are located in New York, NY. We have an agreement for use of office space at this location under a sublease which expired on July 31, 2018, and continues on a month-to-month basis thereafter. The monthly base rent is $6,000.

Rent expense was $18,000 and $18,000 for the three months period ending July 31, 2026, and April 30, 2026, respectively.

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

As of July 31, 2026, the Company recorded accrued payroll tax liabilities of approximately $283,950, compared to $291,737 as of July 31, 2025. The balance includes federal payroll taxes, primarily Social Security and Medicare, along with applicable state unemployment and withholding taxes.

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

As of July 31, 2026, there is no pending litigation against Sparta and any and all prior litigation has been discontinued, settled or otherwise resolved with no liability whatsoever against Sparta.

NOTE K – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure as of the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

Subsequent to July 31, 2026, the Company:

●	Issued 219,339 shares valued at $15,000 to accredited investors related to equity investments
●	Issued 500,094 shares valued at $57,000 for conversion of iMoble shares
●	Issued 473,829 shares valued at $32,271 for conversion of notes payable
●	Issued 293,655 shares valued at $20,000 for note holder incentive
●	Issued 35,000 shares valued at $2,625 to accredited investors relating to promissory notes
●	Issued 50,000 shares valued at $3,825 to accredited investors relating as commitment shares

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited, condensed consolidated financial statements and their explanatory notes included as part of this quarterly Report and (2) our annual audited consolidated financial statements and explanatory notes for the year ended April 30, 2026, as disclosed in our annual Report on Form 10-K for that year as filed with the S.E.C.

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

RESULTS OF OPERATIONS

Below is a summary of the results of operations for the three months ended July 31, 2026, and 2025.

Revenues

Revenues totaled $47,698 for the three months ended July 31, 2026, compared to $96,688 for the three months ended July 31, 2025. Revenues decreased by $48,990 or 51% due primarily to a decrease in merchant financing fees.

Cost of Revenue

The cost of revenue consists of costs and fees paid to third parties to construct and maintain mobile apps, as well as fees for subscription services related to vehicle history reports.

Operating Expenses

Operating expenses were $496,870 during the three months ended July 31, 2026, compared to $367,549 during the three months ended July 31, 2025, an increase of $129,321, or 35% primarily due to an increase in compensation and related costs of $63,058, general office expense of $6,904, and provision for credit losses $105,900 offset by a decrease in accounting and legal fees of $28,385 and decrease in consulting fees of $18,156.

The following are the major expense categories:

	July 31, 2026	July 31, 2025	Increase (Decrease)%

Compensation and Related cost	256,700	193,649	63,058	33%
Accounting and Legal Fees	1,140	29,525	(28,385)	-96%
Consulting Fees	48,709	66,865	(18,156)	-21%
Rent and Lease	18,000	18,000	-	0%
Provision for credit loss	105,900	-	105,900	100%
General office Expenses	66,414	59,510	6,904	12%
	496,870	367,549	129,321	35%

Other income (expense)

During the three months ended July 31, 2026, other expense of $79,204 is comprised primarily of financing costs of $187,104 and loss on extinguishment of debt of $36,802 offset by a gain of the change in valuation of derivative liabilities of $143,226, and other commission income of $1,476.

During the three months ended July 31, 2025, other expense of $195,058 is comprised primarily of financing costs of $167,796 and a loss of the change in valuation of derivative liabilities of $36,686, offset by other commission income of $9,624.

Net Income (Loss)

Our net loss attributed to common stockholders for the three months ended July 31, 2026, was $499,518 compared to a net loss of $482,329 for the three months ended July 31, 2025, primarily due to the change in valuation of derivative liabilities and change in financing costs for the three months ended July 31, 2026, as compared for the three months ended July 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2026, we had an accumulated deficit of $72,289,995 and a total stockholders’ deficit of $13,589,446. The net cash flow used by operations was $233,393 for the three months ended July 31, 2026. This deficit results primarily from our net loss of $535,277 an increase in loans receivable related to Agoge Global USA, Inc. of $105,900, offset by increases in non-cash expenses of $101,537 and increases in accounts payable and accrued expenses of $301,478.

We met our cash requirements during the period through revenue of $47,698 and proceed from the sale of common shares of $60,000 and proceed from convertible notes $110,000.

We do not anticipate incurring significant research and development expenditures, and we do not anticipate the sale or acquisition of any significant property, plant or equipment, during the next twelve months. At July 31, 2026, we had 4 full-time employees and three part-time employees. If we fully implement our business plan, we anticipate our employment base may increase during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This potential increase in personnel is dependent upon our generating increased revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating sufficient revenues to fund the potential increase in the number of employees. Our employees are not represented by a union.

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

Number of Employees

For the period ended July 31, 2026, we have had four full-time employees and three part-time employees.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2026. Based on the evaluation of these disclosure controls and procedures and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of July 31, 2026, using the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet necessary enough to merit attention by those responsible for oversight of the Company’s financial reporting. In our assessment of the effectiveness of internal control over financial reporting as of July 31, 2026, we determined that control deficiencies existed that constituted material weaknesses, as described below:

● lack of documented policies and procedures.

● we have no audit committee.

● there is a risk of management override, given that our officers have a high degree of involvement in our day-to-day operations.

● there is no effective separation of duties, which include monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have been unable to improve our internal controls over financial reporting during the quarter ending July 31, 2026. However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets, and the recording of transactions will be performed by separate individuals. Management is currently evaluating the steps to address these material weaknesses.

Accordingly, these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control Integrated Framework issued by COSO.

In light of these significant deficiencies, we performed additional analyses and procedures to conclude that our consolidated financial statements for the quarter ended July 31, 2026, included in this quarterly report on Form 10-Q, were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2026, are fairly stated, in all material respects, in accordance with U.S. GAAP.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a smaller reporting company to provide only management’s report in its annual report.

Statement of Auditing Standards No. 100, Interim Financial Information (“SAS100”) requires a registrant to engage an independent accountant to review the registrant’s interim financial information.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of July 31, 2026, there is no pending litigation against Sparta and any and all prior litigation has been discontinued, settled or otherwise resolved with no liability whatsoever against Sparta.

ITEM 1A. RISK FACTORS

We are subject to certain risks and uncertainties in our business operations, including those described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or deemed immaterial may also impair our business operations. A description of factors that could materially affect our business, financial condition, or operating results was included in Item 1A, “Risk Factors,” of our Form 10-K for the year ended April 30, 2026, and is incorporated herein by reference.

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

Sales of Preferred Stock, Common Stock, and Warrants:

During the three months that ended July 31, 2026, the Company:

●	Sold 559,561 and subscribed 539,001 shares of common stock to accredited investors for cash of $60,000.
●	Entered into promissory notes with accredited investors totaling $110,000.

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

SPARTA COMMERCIAL SERVICES, INC.

Date: September 21, 2026	By:	/s/ Anthony L. Havens
Anthony L. Havens, Chief Executive Officer,
Principal financial and accounting officer

